Form 10-Q
period 1996-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 1996-05-07
CIK 878927

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to           .

COMMISSION FILE NUMBER: 0-19582


                         OLD DOMINION FREIGHT LINE, INC.
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                          56-0751714
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                             1730 WESTCHESTER DRIVE
                              HIGH POINT, NC 27262
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (910) 889-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X .                                    No    .

     As of May 3, 1996, there were 8,345,608 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       QUARTER ENDED
                                                                         -------------------------------------------
                                                                             MARCH 31,               MARCH 31,
                                                                               1996                     1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                             (UNAUDITED)             (UNAUDITED)
- ---------------------------------------------------------------------    ------------------      -------------------
Revenue from operations                                                           $ 68,262                 $ 57,744
                                                                         ------------------      -------------------

Operating expenses:
  Salaries, wages and benefits                                                      38,216                   32,159
  Purchased transportation                                                           5,556                    4,387
  Operating supplies and expenses                                                    7,198                    5,060
  Depreciation and amortization                                                      3,772                    3,173
  Building and office equipment rents                                                1,679                    1,352
  Operating taxes and licenses                                                       3,086                    2,363
  Insurance and claims                                                               2,406                    2,084
  Communications and utilities                                                       1,482                    1,164
  General supplies and expenses                                                      2,724                    2,422
  Miscellaneous expenses                                                               447                      350
                                                                         ------------------      -------------------

    Total operating expenses                                                        66,566                   54,514
                                                                         ------------------      -------------------

Operating income                                                                     1,696                    3,230
                                                                         ------------------      -------------------

Other deductions:
  Interest expense, net                                                                546                      275
  Other expense, net                                                                    90                       81
                                                                         ------------------      -------------------

    Total other deductions                                                             636                      356
                                                                         ------------------      -------------------

Income before income taxes                                                           1,060                    2,874

Provision for income taxes                                                             403                    1,106
                                                                         ------------------      -------------------

Net income                                                                      $      657                $   1,768
                                                                         ==================      ===================

INCOME PER COMMON SHARE:

    Net income                                                                      $ 0.08                   $ 0.21

    Weighted average number of shares outstanding                                8,345,608                8,364,314

See notes to consolidated financial statements

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                         MARCH 31,                December 31,
                                                                           1996                       1995
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
- ------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $    1,229                $       986
  Customer receivables, less allowances of $5,260
      and $5,083, respectively                                                  38,439                     34,378
  Other receivables                                                                941                      3,042
  Tires on equipment                                                             3,758                      3,939
  Prepaid expenses                                                               3,843                      5,221
  Deferred income taxes                                                          2,899                      2,899
                                                                     ------------------        -------------------

      Total current assets                                                      51,109                     50,465
                                                                     ------------------        -------------------

Property and equipment:
  Revenue equipment                                                            111,366                    110,175
  Land and structures                                                           28,174                     24,188
  Other equipment                                                               19,359                     13,543
  Leasehold improvements                                                           530                        508
                                                                     ------------------        -------------------

      Total property and equipment                                             159,429                    148,414

Less accumulated depreciation and amortization                                (64,043)                   (60,350)
                                                                     ------------------        -------------------

      Net property and equipment                                                95,386                     88,064

Other assets, less insurance policy loans of $1,733 at
  March 31, 1996, and December 31, 1995, respectively                            5,346                      4,817
                                                                     ------------------        -------------------

      Total assets                                                           $ 151,841                  $ 143,346
                                                                     ==================        ===================



See notes to consolidated financial statements

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                                         MARCH 31,                December 31,
                                                                           1996                       1995
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
- ------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   15,932                 $   10,504
  Compensation and benefits                                                      6,463                      5,095
  Claims and insurance accruals                                                  8,609                      8,645
  Other accrued liabilities                                                      1,832                      1,423
  Income taxes payable                                                             491                          -
  Current maturities of long-term debt                                           5,357                      6,194
                                                                     ------------------        -------------------

      Total current liabilities                                                 38,684                     31,861
                                                                     ------------------        -------------------

Long-term debt                                                                  25,457                     24,022
Other non-current liabilities                                                    7,862                      8,383
Deferred income taxes                                                           10,397                     10,296
                                                                     ------------------        -------------------

      Total long-term liabilities                                               43,716                     42,701
                                                                     ------------------        -------------------

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,345,608 shares outstanding at
  March 31, 1996, and December 31, 1995, respectively                              835                        835
Capital in excess of par value                                                  23,352                     23,352
Retained earnings                                                               45,254                     44,597
                                                                     ------------------        -------------------

  Total stockholders' equity                                                    69,441                     68,784

Commitments and contingencies                                                    -                          -
                                                                     ------------------        -------------------

      Total liabilities and stockholders' equity                             $ 151,841                  $ 143,346
                                                                     ==================        ===================



See notes to consolidated financial statements

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                  Three Months Ended March 31,
                                                                               -----------------------------------
(In thousands)                                                                      1996                1995
- --------------------------------------------------------------------------     ----------------    ---------------
Cash flows from operating activities:
  Net income                                                                          $    657            $ 1,768
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                     3,772              3,173
       Deferred income taxes                                                               101                  0
       Loss (Gain) on sale of property and equipment                                        60              (424)
       Changes in assets and liabilities:
         Receivables, net                                                              (1,960)                252
         Tires on equipment                                                                181                405
         Prepaid expenses and other assets                                                 849                388
         Accounts payable                                                                5,428                636
         Compensation, benefits and other accrued liabilities                            1,777              1,271
         Estimated liability for claims                                                   (36)            (1,583)
         Income taxes payable                                                              491                 72
         Other liabilities                                                               (521)              1,490
                                                                               ----------------    ---------------
             Net cash provided by operating activities                                  10,799              7,448
                                                                               ----------------    ---------------
Cash flows from investing activities:
  Purchase of property and equipment                                                  (11,175)            (3,094)
  Proceeds from sale of property and equipment                                              21                592
                                                                               ----------------    ---------------
             Net cash used in investing activities                                    (11,154)            (2,502)
                                                                               ----------------    ---------------
Cash flows from financing activities:
  Principal payments under debt and capital lease agreements                           (1,852)            (2,007)
  Net proceeds (payments) on short-term revolving line of credit                         2,450            (4,100)
                                                                               ----------------    ---------------
             Net cash provided by (used in) financing activities                           598            (6,107)
                                                                               ----------------    ---------------
Decrease in cash and cash equivalents                                                      243            (1,161)
Cash and cash equivalents at beginning of period                                           986              2,393
                                                                               ----------------    ---------------
Cash and cash equivalents at end of period                                             $ 1,229            $ 1,232
                                                                               ================    ===============



See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

2. Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996, VS.
                                 MARCH 31, 1995


               EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                    1996                      1995
                                                              -------------------------------------------

Revenue from operations                                                 100.0%                    100.0%
                                                              -----------------         -----------------

Operating expenses:
   Salaries, wages and benefits                                           56.0                      55.7
   Purchased transportation                                                8.1                       7.6
   Operating supplies and expenses                                        10.5                       8.8
   Depreciation and amortization                                           5.5                       5.5
   Building and office equipment rents                                     2.5                       2.3
   Operating taxes and licenses                                            4.5                       4.1
   Insurance and claims                                                    3.5                       3.6
   Communications and utilities                                            2.2                       2.0
   General supplies and expenses                                           4.0                       4.2
   Miscellaneous expenses                                                  0.7                       0.6
                                                              -----------------         -----------------

Total operating expenses                                                  97.5                      94.4
                                                              -----------------         -----------------

Operating income                                                           2.5                       5.6

Interest expense, net                                                      0.8                       0.5
Other expense, net                                                         0.1                       0.1
                                                              -----------------         -----------------

Income before income taxes                                                 1.6                       5.0

Provision for income taxes                                                 0.6                       1.9
                                                              -----------------         -----------------

Net income                                                                1.0%                      3.1%
                                                              =================         =================


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996, VERSUS THREE MONTHS ENDED MARCH 31, 1995

Net revenue for the first quarter of 1996 was $68,262,000, an increase of 18.2%, compared to $57,744,000 for the first quarter of 1995. LTL tonnage increased 19.9% during the quarter primarily due to the expansion of the Company's coverage into the Midwestern states of Minnesota, Wisconsin, Missouri, Indiana and Kansas. In addition, the increased tonnage was also due to the October 1, 1995, acquisition of certain assets of Navajo LTL, Inc., a Colorado-based LTL trucking firm with coverage primarily in the western half of the country.

Average LTL revenue per hundredweight was $11.04 for the quarter compared to $10.88 for the first quarter of 1995, an increase of 1.5%. This increase reflects a rate increase effective January 1, 1996. The rate per hundredweight also was higher because of a 3.4% increase in the Company's average length of haul.

Operating expenses as a percentage of net revenue (operating ratio) increased to 97.5% for the first quarter 1996 from 94.4% for the same period of 1995. The increase in the operating ratio was due mainly to an increase in operating supplies and expense to 10.5% of net revenue compared to 8.8% for the same quarter of 1995. These higher costs were a result of an increase in fuel expense to 4.8% of net revenue compared to 3.8% for the same quarter of the previous year. In addition, outside equipment repairs increased to 1.5% of net revenue from 1.0%. Many of these repairs were related to the harsh winter weather experienced during the quarter.

Combined, purchased transportation and operating taxes and licenses increased to 12.6% of net revenue for the first quarter of 1996 compared to 11.7% for the same quarter last year. During the quarter, the Company utilized more outside purchased transportation in order to service some of the newly expanded territory. Also, the Company experienced an increase in fuel tax and highway use tax expense caused by higher state fuel tax rates per gallon, applicability of additional use tax and an increase in fuel consumption due to the increased length of haul.

Interest expense increased slightly to .8% of revenue in the quarter from .5% for the same quarter of 1995. The increase was due primarily to an increase in outstanding debt to $30,814,000 at March 31, 1996, from $12,518,000 at March 31, 1995.

Net income was $657,000 for the quarter ended March 31, 1996, a decrease of 62.8%, compared to $1,768,000 for the same quarter of the previous year. The effective tax rate was 38.0% for the first quarter of 1996 compared to 38.5% for the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of terminal facilities, as well as maintaining the Company's asset turnover cycle (primarily tractors and trailers), requires continued investment in property and equipment. In order to accommodate this growth, the Company currently anticipates capital expenditures of between $30,000,000 and $36,000,000 for 1996. This investment will be financed principally by internally generated cash flow supplemented with borrowings. Capital expenditures during the quarter ended March 31, 1996, were approximately $11,175,000. Long-term debt including current maturities increased to $30,814,000 at March 31, 1996, from $30,216,000 at December 31, 1995.

The Company generally meets its working capital needs with cash generated from operations. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses. The Company currently maintains a $40,000,000 credit agreement that provides a $25,000,000 line of credit and a $15,000,000 letter of credit facility. The agreement is uncollateralized, although total borrowings and issued letters of credit cannot exceed stated percentages of certain unencumbered assets. Interest on the line of credit is charged at the lesser of the prime rate minus 1% or LIBOR plus .75%. In addition, fees of .2% are charged on the unused portion of the $40,000,000 line of credit and letter of credit facility, and a fee of .6% is charged on the outstanding letters of credit. At March 31, 1996, there was $19,950,000 outstanding on the line of credit and $11,275,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that there are sufficient credit lines and capacity to meet seasonal and long-term financing needs.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the first quarter, the effect of inflation on the Company's results of operations was minimal.

SEASONALITY

The Company's operations are subject to seasonal trends common in the trucking industry. Operating results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. The second and third quarters are stronger due to increased demand for services during the spring and summer months.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks ("UST's"). The Company is in compliance with applicable environmental laws and regulations relating to UST's and does not believe that the cost of future compliance would have a material adverse effect on the Company's operations or financial condition.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:  None.

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OLD DOMINION FREIGHT LINE, INC.


DATE:    May 3, 1996               J. WES FRYE
                                   J. Wes Frye
                                   Treasurer (Principal Financial Officer)



DATE:  May 3, 1996                  JOHN P. BOOKER III
                                    John P. Booker III
                                    Controller (Principal Accounting Officer)