Form 10-Q
period 1996-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 1996-08-14
CIK 878927

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to _________.

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

                                  Yes X . No  .

     As of August 8, 1996, there were 8,345,608 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 QUARTER ENDED                     SIX MONTHS ENDED
                                                        ---------------------------------  ----------------------------------
                                                          JUNE 30,         June 30,         JUNE 30,         June 30,
                                                            1996             1995             1996             1995
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)          (UNAUDITED)      (Unaudited)      (UNAUDITED)      (Unaudited)
- -----------------------------------------------------------------------  ---------------  --------------- -----------------
Revenue from operations                                       $74,862         $ 60,371         $143,124         $ 118,115
                                                        --------------  ---------------  ---------------  ----------------

Operating expenses:
  Salaries, wages and benefits                                 41,202           33,180           79,418            65,339
  Purchased transportation                                      5,859            4,533           11,415             8,920
  Operating supplies and expenses                               7,751            5,594           14,949            10,654
  Depreciation and amortization                                 4,011            3,221            7,783             6,394
  Building and office equipment rents                           1,788            1,432            3,467             2,784
  Operating taxes and licenses                                  3,207            2,531            6,293             4,894
  Insurance and claims                                          2,688            2,031            5,094             4,115
  Communications and utilities                                  1,443            1,170            2,925             2,334
  General supplies and expenses                                 2,798            2,597            5,522             5,019
  Miscellaneous expenses                                          722              492            1,169               842
                                                        --------------  ---------------  ---------------  ----------------

    Total operating expenses                                   71,469           56,781          138,035           111,295
                                                        --------------  ---------------  ---------------  ----------------

Operating income                                                3,393            3,590            5,089             6,820
                                                        --------------  ---------------  ---------------  ----------------

Other deductions:
  Interest expense, net                                           649              294            1,195               569
  Other expense, net                                               94               94              184               175
                                                        --------------  ---------------  ---------------  ----------------

    Total other deductions                                        743              388            1,379               744
                                                        --------------  ---------------  ---------------  ----------------

Income before income taxes                                      2,650            3,202            3,710             6,076

Provision for income taxes                                      1,007            1,233            1,410             2,339
                                                        --------------  ---------------  ---------------  ----------------

Net income                                                    $ 1,643          $ 1,969          $ 2,300           $ 3,737
                                                        ==============  ===============  ===============  ================

INCOME PER COMMON SHARE:

Net income                                                     $ 0.20           $ 0.24           $ 0.28            $ 0.45

Average number of shares outstanding                        8,345,608        8,359,792        8,345,608         8,362,053

See notes to consolidated financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                         JUNE 30,                 December 31,
                                                                           1996                       1995
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
- ------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                 $    4,027                $       986
  Customer receivables, less allowances of $5,309
      and $5,083, respectively                                                  40,691                     34,378
  Other receivables                                                                791                      3,042
  Tires on equipment                                                             4,085                      3,939
  Prepaid expenses                                                               3,509                      5,221
  Deferred income taxes                                                          2,899                      2,899
                                                                     ------------------        -------------------

      Total current assets                                                      56,002                     50,465
                                                                     ------------------        -------------------

Property and equipment:
  Revenue equipment                                                            123,342                    110,175
  Land and structures                                                           32,239                     24,188
  Other equipment                                                               16,029                     13,543
  Leasehold improvements                                                           538                        508
                                                                     ------------------        -------------------

      Total property and equipment                                             172,148                    148,414

Less accumulated depreciation and amortization                                (67,856)                   (60,350)
                                                                     ------------------        -------------------

      Net property and equipment                                               104,292                     88,064

Other assets, less insurance policy loans of $1,733 at
  June 30, 1996, and December 31, 1995, respectively                             5,005                      4,817
                                                                     ------------------        -------------------

      Total assets                                                           $ 165,299                  $ 143,346
                                                                     ==================        ===================


                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                                         JUNE 30,                 December 31,
                                                                           1996                       1995
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
- ------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   12,398                 $   10,504
  Compensation and benefits                                                      7,069                      5,095
  Claims and insurance accruals                                                  9,333                      8,645
  Other accrued liabilities                                                      1,395                      1,423
  Income taxes payable                                                             287                          -
  Current maturities of long-term debt                                           4,623                      6,194
                                                                     ------------------        -------------------

      Total current liabilities                                                 35,105                     31,861
                                                                     ------------------        -------------------

Long-term debt                                                                  40,134                     24,022
Other non-current liabilities                                                    7,573                      8,383
Deferred income taxes                                                           11,403                     10,296
                                                                     ------------------        -------------------

      Total long-term liabilities                                               59,110                     42,701
                                                                     ------------------        -------------------

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,345,608 shares outstanding at
  June 30, 1996, and December 31, 1995, respectively                               835                        835
Capital in excess of par value                                                  23,352                     23,352
Retained earnings                                                               46,897                     44,597
                                                                     ------------------        -------------------

  Total stockholders' equity                                                    71,084                     68,784

Commitments and contingencies                                                    -                          -
                                                                     ------------------        -------------------

      Total liabilities and stockholders' equity                             $ 165,299                  $ 143,346
                                                                     ==================        ===================


See notes to consolidated financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                          Six Months Ended June 30,
                                                                        -------------------------------
(In thousands)                                                               1996            1995
- --------------------------------------------------------------------    ---------------  --------------
Cash flows from operating activities:
  Net income                                                                $    2,300      $    3,737
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                              7,783           6,394
      Deferred income taxes                                                      1,107               -
      Loss (Gain) on sale of property and equipment                                134           (519)
      Changes in assets and liabilities:
       Receivables, net                                                        (4,062)         (1,717)
       Tires on equipment                                                        (146)             243
       Prepaid expenses and other assets                                         1,524             725
       Accounts payable                                                          1,894           1,566
       Compensation, benefits and other accrued liabilities                      1,946             965
       Estimated liability for claims                                              688         (2,182)
       Income taxes payable                                                        287           (517)
       Other liabilities                                                         (810)           1,547
                                                                        ---------------  --------------
          Net cash provided by operating activities                             12,645          10,242
                                                                        ---------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment                                          (24,185)        (15,758)
  Proceeds from sale of property and equipment                                      40             854
          Net cash used in investing activities                               (24,145)        (14,904)
                                                                        ---------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of long term debt                                      37,000               -
  Principal payments under debt and capital lease agreements                  (10,459)         (3,869)
  Net proceeds (payments) on short-term revolving line of credit              (12,000)           7,300
  Purchase and retirement of restricted stock                                        -             251
                                                                        ---------------  --------------
          Net cash provided by financing activities                             14,541           3,682
                                                                        ---------------  --------------
Increase (Decrease) in cash and cash equivalents                                 3,041           (980)
Cash and cash equivalents at beginning of period                                   986           2,393
                                                                        ---------------  --------------
Cash and cash equivalents at end of period                                  $    4,027      $    1,413
                                                                        ===============  ==============



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

2. On June 15, 1996, the Company entered into a $30,000,000 private placement of debt through a Note Purchase Agreement with two insurance companies. The Note Purchase Agreement consists of a $10,000,000, 7.3% Senior Note due December 15, 2002, and a $20,000,000, 7.59% Senior Note due June 15, 2006. The 2002 note provides for semi-annual interest payments with increasing annual principal payments beginning December 15, 1998. The 2006 note provides for semi-annual interest payments with equal annual principal payments beginning June 15, 2000. The Note Purchase Agreement, which is uncollateralized, contains certain financial covenants that limit the Company's debt to total capital ratio, requires stated levels of tangible net worth and specifies an interest coverage ratio. Proceeds of the private placement were used to reduce the outstanding line of credit and short-term notes by $26,650,000 with the remaining proceeds to be used during the third quarter of 1996 for planned capital expenditures.

         As a result of the private placement of debt, the committed Credit Agreement that previously provided a $25,000,000 line of credit and a $15,000,000 letter of credit facility was amended to a $15,000,000 line of credit and a $17,500,000 letter of credit facility.

3. Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995


               EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS



                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,
                                                  1996              1995                1996             1995
                                              -------------------------------       ------------------------------
Revenue from operations                             100.0%            100.0%              100.0%           100.0%
                                              -------------     -------------       -------------    -------------

Operating expenses:
   Salaries, wages and benefits                       55.0              55.0                55.5             55.3
   Purchased transportation                            7.8               7.5                 8.0              7.6
   Operating supplies and expenses                    10.4               9.3                10.4              9.0
   Depreciation and amortization                       5.4               5.3                 5.4              5.4
   Building and office equipment rents                 2.4               2.4                 2.4              2.4
   Operating taxes and licenses                        4.3               4.2                 4.4              4.1
   Insurance and claims                                3.6               3.4                 3.6              3.5
   Communications and utilities                        1.9               1.9                 2.0              2.0
   General supplies and expenses                       3.7               4.3                 3.9              4.2
   Miscellaneous expenses                              1.0               0.8                 0.8              0.7
                                              -------------     -------------       -------------    -------------

Total operating expenses                              95.5              94.1                96.4             94.2
                                              -------------     -------------       -------------    -------------

Operating income                                       4.5               5.9                 3.6              5.8

Interest expense, net                                  0.9               0.5                 0.8              0.5
Other expense, net                                     0.1               0.1                 0.2              0.1
                                              -------------     -------------       -------------    -------------

Income before income taxes                             3.5               5.3                 2.5              5.2

Provision for income taxes                             1.3               2.0                 1.0              2.0
                                              -------------     -------------       -------------    -------------

Net income                                            2.2%              3.3%                1.6%             3.2%
                                              =============     =============       =============    =============

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996, VERSUS THREE MONTHS ENDED JUNE 30, 1995


Net revenue for the second quarter of 1996 was $74,862,000, an increase of 24.0%, compared to $60,371,000 for the same quarter of 1995. Less than truckload
(LTL) tonnage increased 23.7% due primarily to a 20.5% increase in LTL shipments as well as an increase in the LTL weight per shipment. The increase in LTL shipments reflects the geographical expansion in 1995 into 15 additional terminals in 10 new states.

Average LTL revenue per hundredweight was $11.17 for the current second quarter compared to $11.00 for the second quarter of 1995, an increase of 1.5%. This increase reflects a rate increase that went into effect on January 1, 1996, and a continuing effort to improve the Company's revenue yield during the second quarter of the current year. An increase of 2.6% in the LTL weight per shipment, combined with the increased revenue per hundredweight, resulted in a 4.3% increase in the revenue per LTL shipment to $116.97 from $112.20.

Operating expenses as a percentage of net revenue (operating ratio) increased to 95.5% for the second quarter 1996 from 94.1% for the same period of 1995. The increase in the operating ratio was due mainly to increases in operating supplies and expenses, which increased to 10.4% of revenue from 9.3%. Most of the increase in operating supplies and expenses was due to fuel expense, which increased to 4.8% of net revenue from 3.8%, excluding fuel taxes. Fuel cost per gallon, excluding fuel taxes, was 12.6 cents, or 20.8%, higher during the current second quarter compared to the second quarter of 1995. To offset a portion of this increased expense, the Company imposed a fuel surcharge effective on May 13, 1996. The increase in fuel costs, after the offsetting effect of the fuel surcharge, reduced the Company's earnings by 1.3 cents per share in the second quarter. In addition to higher fuel expense, maintenance costs increased to 2.3% of net revenue compared to 2.1%.

 Capital expenditures during the second quarter of 1996 were $13,010,000 resulting in an increase in depreciation expense to 5.4% of revenue compared to 5.3% for the same quarter of the previous year.

Interest expense increased to .9% of revenue in the second quarter of 1996 from
 .5% for the same quarter of 1995. The increase is due to a higher average outstanding debt for the quarter compared to the same quarter the previous year. Long-term debt outstanding was $44,757,000 at June 30, 1996, compared to $22,056,000 at June 30, 1995. The increased debt is due mainly to significant planned capital expenditures of $24,185,000 in the first half of 1996.

Net income was $1,643,000 for the quarter ended June 30, 1996, a decrease of 16.6%, compared to $1,969,000 for the same quarter the previous year. The effective tax rate was approximately 38% compared to 38.5% for the same period of 1995.

SIX MONTHS ENDED JUNE 30, 1996, VERSUS SIX MONTHS ENDED JUNE 30, 1995

Net revenue for the six months ended June 30, 1996, was $143,124,000, an increase of 21.2%, compared to $118,115,000 for the same period of 1995. LTL tonnage increased 21.8% due primarily to an increase in LTL shipments as well as an increase in the LTL weight per shipment. This increase in LTL shipments reflects the geographical expansion throughout 1995 into 15 additional terminals in 10 new states. LTL shipments were up by 19.6%, and the weight per shipment increased 1.8% during the six-month period of the current year.

Average LTL revenue per hundredweight was $11.11 for the six months ended June 30, 1996, compared to $10.94 for the same period of 1995. This increase reflects a rate increase that went into effect on January 1, 1996, and a continuing effort to improve the Company's revenue yield. The increase in the LTL weight per shipment, combined with a 1.6% increase in revenue per hundredweight, resulted in a 3.4% increase in the revenue per LTL shipment to $116.10 from $112.33.

Operating expenses as a percentage of net revenue (operating ratio) were 96.4% for the six months ended June 30, 1996, compared to 94.2% for the same period of 1995. Combined, salaries, wages and benefits, purchased transportation, operating supplies and expenses and operating taxes and licenses increased to 78.3% of net revenue compared to 76.0%. With the exception of increased fuel cost, these increases reflect lower density in linehaul lanes as a result of the Company's geographical expansion beginning in the first quarter of 1995. Density, expressed as average linehaul laden load, was down 7.2% compared to pre-expansion periods. The decline in density was generally a result of protecting the Company's superior delivery standards through scheduled linehaul service. As this density improves through continued increases in market share, the linehaul laden load average will increase, and these costs will decrease to more historical levels.

Much of the increase in the operating ratio was due to increases in operating supplies and expenses, which increased to 10.4% of revenue for the current six-month period from 9.0% for the same period of 1995. Most of the increase in operating supplies and expenses was due to fuel expense, excluding fuel taxes, which increased to 4.8% of revenue from 3.8%. Fuel cost per gallon, excluding fuel taxes, was 10.7 cents, or 17.5%, higher during the current six-month period compared to the same period of 1995. This increase resulted in a negative effect on earnings per share of 7.6 cents per share, of which 3.3 cents per share was recouped as a result of a fuel surcharge (reflected in net revenue) imposed on May 13, 1996. In addition to higher fuel expense, maintenance costs increased to 2.3% of net revenue compared to 1.9% in the same period of 1995.

The Company's net interest expense was .8% of revenue for the six months ended June 30, 1996, compared to .5% for the same period of 1995 due to the increase in average outstanding debt in 1996.

Net income was $2,300,000 for the six months ended June 30, 1996, a decrease of 38.5%, compared to $3,737,000 for the same six-month period the previous year. The effective tax rate was 38.0% for 1996 and 38.5% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

In order to maintain an appropriate equipment replacement cycle and allow for future growth, the Company currently anticipates capital expenditures of between $35,000,000 and $37,000,000 for 1996. These expenditures include approximately $10,000,000 to $12,000,000 for larger terminals in existing coverage areas that were either outgrown or previously leased. Capital expenditures will be financed principally by internally generated cash flow supplemented with borrowings. Capital expenditures during the quarter and six months ended June 30, 1996, were approximately $13,010,000 and $24,185,000, respectively. Long-term debt, including current maturities, increased to $44,757,000 at June 30, 1996, from $30,216,000 at December 31, 1995. The outstanding long-term debt at June 30, 1996, includes debt proceeds of $3,350,000 held in working capital for planned capital expenditures during the third quarter of the current year.

The Company generally meets its working capital needs with cash generated from operations. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses.

On June 15, 1996, the Company entered into a $30,000,000 private placement of debt through a Note Purchase Agreement with two insurance companies. The Note Purchase Agreement consists of a $10,000,000, 7.3% Senior Note due December 15, 2002, and a $20,000,000, 7.59% Senior Note due June 15, 2006. The 2002 note provides for semi-annual interest payments with increasing annual principal payments beginning December 15, 1998. The 2006 note provides for semi-annual interest payments with equal annual principal payments beginning June 15, 2000. The Note Purchase Agreement, which is uncollateralized, contains certain financial covenants that limit the Company's debt to total capital ratio, requires stated levels of tangible net worth and specifies an interest coverage ratio. Proceeds of the private placement were used to reduce the outstanding line of credit and short-term notes by $26,650,000 with the remaining proceeds to be used during the third quarter of 1996 for planned capital expenditures.

As a result of the private placement of debt, the committed Credit Agreement that previously provided a $25,000,000 line of credit and a $15,000,000 letter of credit facility was amended to a $15,000,000 line of credit and a $17,500,000 letter of credit facility. Interest on the line of credit is charged at rates that can vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate is based upon LIBOR plus .6% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate International Swap Dealers Association
(ISDA) Agreement that hedges the interest rate on a portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of June 30, 1996, the Company has fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .2% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .6% is charged on outstanding letters of credit. At June 30, 1996, there were $5,500,000 outstanding borrowings on the line of credit and $12,150,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that there are sufficient credit lines and capacity to meet seasonal and long-term financial needs.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the second quarter and for the six-month period ended June 30, 1996, the effect of inflation on the Company's results of operations was minimal.

SEASONALITY

The Company's operations are subject to seasonal trends common in the trucking industry. Operating results in the winter months of the first and fourth quarters are normally lower due to reduced shipments. The second and third quarters are stronger due to increased demand for services during the spring and summer months.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks ("UST's"). The Company is in compliance with applicable environmental laws and regulations relating to UST's and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1996 Annual Meeting of Stockholders on May 6, 1996. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

      Nominee                                    For                    Withheld
      -------                                    ---                    --------
Earl E. Congdon                              7,265,413                    2,510
John R. Congdon                              7,265,413                    2,510
John A. Ebeling                              7,265,413                    2,510
Harold G. Hoak                               7,265,413                    2,510
Franz F. Holscher                            7,265,413                    2,510

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit No.   Description

             4.4.3 Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 29, 1996

             4.4.4 Third Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated June 15, 1996

             4.5 Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

             4.5.1 Form of notes issued by Company pursuant to Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OLD DOMINION FREIGHT LINE, INC.


DATE:    August 9, 1996           J. WES FRYE
       -----------------          ------------------
                                  J. Wes Frye
                                  Treasurer (Principal Financial Officer)



DATE:  August 9, 1996             JOHN P. BOOKER III
       -----------------          ------------------
                                  John P. Booker III
                                  Controller (Principal Accounting Officer)