Form 10-K
period 1996-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 1997-03-27
CIK 878927

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________.

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

                  REGISTRANT'S TELEPHONE NUMBER (910) 889-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK ($.10 PAR VALUE)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 14, 1997, was $ 23,026,628.

     As of March 14, 1997, the registrant had outstanding 8,308,196 shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Old Dominion Freight Line, Inc. ("Old Dominion", the "Company" or the "Registrant", as appropriate for this report), is an inter-regional and regional motor carrier transporting primarily less-than-truckload ("LTL") shipments of general commodities, including consumer goods, textiles and capital goods to a diversified customer base. The Company serves regional lanes in the Southeast, Northeast, Midwest and West regions of the country. Old Dominion also serves inter-regional routes connecting these geographic regions and major metropolitan markets in the continental United States.

         Along key inter-regional lanes, Old Dominion maintains published service standards that generally provide for delivery time schedules that are faster than those of its principal national competitors. The Company's service standards provide for delivery times of between two and three days along key inter-regional lanes between 500 and 1,500 miles. The Company generally provides for one- or two-day delivery along regional lanes of less than 500 miles, which Old Dominion believes is competitive.

         The Company seeks to build freight volume by offering high quality and timely service at competitive prices. Increasing lane density enables Old Dominion to handle freight fewer times, reduce unit operating costs and improve service. In addition, Old Dominion lowers its cost structure and reduces cargo claims by using twin 28-foot trailers exclusively in its linehaul operations. Use of twin 28-foot trailers permits the Company to transport freight directly from its point of origin to destination with minimal unloading and reloading and permits more freight to be hauled behind a tractor than could be hauled if the Company used one larger trailer. Further, management believes that it gains an operating advantage by maintaining flexible work force rules among its nonunion labor force, permitting the Company to utilize service center employees for different job responsibilities to meet delivery schedules.

         The Company also transports shipping containers between several southeastern port cities and inland points in its core southeastern service area. For the year ended December 31, 1996, container services accounted for 3.3% of the Company's operating revenue. Old Dominion also provides assembly and distribution services primarily to its retail customers.

THE LTL INDUSTRY

         Old Dominion transports primarily LTL shipments, which are defined as shipments weighing less than 10,000 pounds. Generally, LTL carriers transport freight from multiple shippers to multiple consignees on a scheduled basis.

         Deregulation of the trucking industry in 1980 created a new operating environment for motor carriers, permitting them to choose, for the first time, their operating routes and pricing policies. Certain LTL carriers adopted pricing or discounting policies that reduced prices below the cost of providing service, causing many LTL carriers to cease operations. Most of the remaining LTL carriers have focused on providing service in either a regional market or the national market. The Company believes that this trend has created an opportunity for it to increase lane and service center density along key inter-regional lanes in which a relatively small number of carriers offer high quality service. Old Dominion's strategy is to continue to capitalize on the opportunities provided by deregulation by building its market share in key inter-regional and regional lanes. From time to time, certain national carriers have sought to compete in selected inter-regional markets and along selected inter-regional lanes and may seek to do so in the future as national markets mature.

         LTL companies are referred to as regional, inter-regional or national motor carriers, based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as inter-regional carriers. National carriers generally operate coast-to-coast and have average lengths of haul that exceed 1,000 miles. For the year ended December 31, 1996, Old Dominion had an average length of haul of 746 miles.

         In the motor carrier business, revenue is a function of volume and pricing and is frequently described in relation to weight. The Company tracks revenue per hundredweight (pounds divided by 100) as a measure of pricing or rate trends. In addition to pricing, the average revenue per hundredweight is also a function of the weight per shipment, length of haul and commodity mix.

         LTL carriers can improve profitability by increasing lane and service center density. Increased lane density lowers unit operating costs and improves service. Increased service center density, by increasing the amount of freight handled at a given service center location, improves utilization of fixed assets.

         Old Dominion believes that it generally provides faster delivery service along key inter-regional routes than its principal national competitors, in part, because of its more efficient service center network. National carriers use several breakbulk facilities to unload and reload freight, which tends to increase lane density but also adversely affects service. Old Dominion has established a strategic network of 74 service centers, of which four operate as major breakbulk facilities. Approximately 60.1% of the Company's LTL tonnage moves directly from the originating service center to its destination without being reloaded to another trailer at a breakbulk facility.

REVENUE EQUIPMENT AND MAINTENANCE

         At December 31, 1996, the Company operated 1,528 tractors. The Company uses new tractors in linehaul operations for approximately three to four years and then transfers those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of Company service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

         At December 31, 1996, the Company operated a fleet of 6,985 trailers. As the Company has expanded and its needs for equipment have increased, the Company has purchased new trailers as well as trailers meeting its specifications from other trucking companies that have ceased operations. These purchases, though providing an excellent value, have the effect of increasing the trailer fleet's average age; however, the Company believes the age of its trailer fleet compares favorably with its competitors.

         The table below reflects, as of December 31, 1996, the average age of Old Dominion's revenue equipment:

Type of Equipment                       Number
(Categorized by Primary Use)          of Units               Average Age

Linehaul tractors                        1,233                 3.0 years
Pickup and delivery tractors               295                 5.5 years
Pickup and delivery trucks                  22                 6.3 years
Linehaul 28-foot trailers                5,847                 5.8 years
Pickup and delivery trailers             1,138                10.9 years

         The Company currently has major maintenance operations at its service centers in Atlanta, Georgia; Morristown, Tennessee; Los Angeles, California; Columbus, Ohio; and Greensboro, North Carolina. In addition, five other service center locations are equipped to perform routine and preventive maintenance checks and repairs on the Company's equipment.

         The Company has an established scheduled maintenance policy and procedure that is administered by the Vice President - Equipment and Maintenance. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage intervals ranging from 10,000 to 12,500 miles, depending upon how the equipment is utilized. Pickup and delivery tractors and trailers are scheduled for maintenance at designated time intervals ranging from 60 to 90 days.

         The table below sets forth the Company's capital expenditures for certain revenue equipment during 1994, 1995 and 1996:

Year    Service Centers      Tractors          Trailers             Total

1994     $ 1,227,000        $11,828,000      $12,517,000        $25,572,000
1995     $   485,000        $ 9,727,000      $12,918,000        $23,130,000
1996     $12,513,000        $13,116,000      $10,120,000        $35,749,000

SERVICE CENTER OPERATIONS

         At December 31, 1996, Old Dominion conducted operations through 74 service center locations, of which it owns 25 and leases 49. The Company operates major breakbulk facilities in Atlanta, Georgia; Columbus, Ohio; Morristown, Tennessee; and Greensboro, North Carolina, while using some smaller service centers for limited breakbulk activity. Old Dominion's service centers are strategically located to permit the Company to provide high quality service and minimize freight rehandling to reduce costs.

         Each service center is responsible for the pickup and delivery of freight for its own service area. All inbound freight received by the service center in the evening or at night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Each service center loads the freight by destination the day it is picked up. Management reviews the productivity and service performance of each service center on a daily basis in order to ensure quality service.

         The Company also has established primary responsibility for customer service at the local level. Service center employees trace freight movements using the Company's automated tracing systems and respond to customer requests for delivery information. While the Company maintains primary accountability for customer service at the local service center, the Company has established a customer service function at the corporate offices to offer additional customer support.

         The Company plans to expand capacity at existing service centers as well as expand the number of service centers geographically as opportunities arise that provide for profitable growth and fit the needs of its customers.

LINEHAUL TRANSPORTATION

         The Company's linehaul department is responsible for directing the movement of freight among the Company's service centers. Linehaul dispatchers monitor the movement of freight among service centers with an on-line automated dispatch system that operates continuously. Each morning, the Company's senior management reviews the prior day's freight movement, transit times, load factors, empty miles and other key statistics to monitor the Company's performance.

         The Company uses scheduled runs, and schedules additional runs as necessary, to meet its published service standards. The Company uses twin trailers exclusively in its linehaul operations to reduce breakbulk handling and to increase linehaul productivity.

MARKETING AND CUSTOMERS

         At December 31, 1996, the Company had a field sales staff of 192 employees. The Company compensates its sales force, in part, based upon revenue generated, which the Company believes helps motivate its marketing employees.

         The Company utilizes a computer modeling program to determine the price level at which a particular shipment of freight will be profitable. Elements of the pricing model may be modified, as necessary, to simulate the actual conditions under which the freight will be moved. From time to time, the Company also competes for business by participating in bid solicitations. Customers generally solicit bids for relatively large shipments of freight for a period of from one to two years and typically choose to enter into a contractual arrangement with a limited number of motor carriers based upon price and service.

         For the year ended December 31, 1996, Old Dominion's largest 20, 10, and five customers accounted for approximately 24.2%, 18.9% and 14.4%, respectively, of the Company's operating revenue. The Company's largest customer for 1996 accounted for approximately 4.5% of operating revenue. The Company's business is not dependent on any one customer or group of customers, or on any particular industry.

COMPETITION

         The transportation industry is highly competitive on the basis of both price and service. Old Dominion competes with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, railroads and overnight delivery companies, certain of which have greater financial resources, more equipment or greater freight capacity than the Company. The Company believes that it is able to compete effectively in its markets by providing consistently high quality and timely service at competitive prices.

SAFETY AND INSURANCE

         The Company's Directors of Safety and Personnel, Claims and Claims Prevention implement and monitor its safety and loss prevention programs with the assistance of nine field supervisors. As a result of the Company's increased emphasis on safety since 1987, the accident frequency, as defined by the National Safety Council (including minor and unavoidable accidents), has decreased from 12.5 accidents per million miles for the year ended December 31, 1989, to 8.0 accidents per million miles for the year ended December 31, 1996.

         The Company is self-insured for bodily injury and property damage claims up to $250,000 per occurrence and for cargo claims up to $50,000 per occurrence. The Company also is self-insured for workers' compensation in certain states and has first dollar or high deductible plans in the other states. The Company believes that its policy of self-insuring up to set limits, together with its safety and loss prevention programs, is an effective means of managing insurance costs.

         Old Dominion believes that its current insurance coverage is adequate to cover its liability risks.

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel. Increases in fuel prices and fuel taxes, shortages of fuel or rationing of petroleum products could have a material, adverse effect on the operations and profitability of the Company. The Company has not experienced difficulties in maintaining a consistent and ample supply of fuel in the past and in time of extreme price increases, has implemented a fuel surcharge to customers which is consistent with other competitors. Management believes that the Company's operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of its competitors. Fuel costs normally fluctuate between three and five percent of operating revenue. Fuel expense was 4.9% of revenue for 1996.

EMPLOYEES AND DRIVERS

         At December 31, 1996, the Company employed 3,948 persons in the following categories:

                                                Number of
Category                                        Employees

Salaried and clerical                                982
Drivers                                            1,944
Platform                                             695
Mechanics                                            132
Sales (Corporate and Field)                          195

         At December 31, 1996, the Company employed 884 road drivers and 1,060 city drivers. All drivers hired by the Company are selected based upon driving records and experience. Drivers are required to pass drug tests at employment and are later required to take such tests periodically, by random selection. Although the industry experiences driver shortages from time to time, Old Dominion has been successful in maintaining an adequate and qualified driver force.

         To help fulfill driver needs, the Company offers employees the opportunity to become drivers as the need arises. Since 1988, the Company has operated its own driver training program. In management's opinion, driver qualification programs, which are required to be taken by all drivers, have been an important factor in improving the Company's safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid in 1996 were approximately $326,000.

REGULATION

         The Motor Carrier Act of 1980 significantly deregulated the trucking industry and increased competition among motor carriers. Following enactment of the Motor Carrier Act, applicants have obtained operating authority more easily, and interstate motor carriers such as Old Dominion have been able to change their rates more freely with less regulatory scrutiny and delay. The law also removed many route and commodity restrictions on transportation of freight.

         Effective January 1, 1995, the passage by the U.S. Congress of Section 601 of the Federal Aviation Administrative Authorization Act and the Trucking Industry Regulatory Reform Act ("TIRRA") deregulated intrastate operating authority. Prior to TIRRA, the Company maintained intrastate authority in the states of North Carolina, Virginia, South Carolina, Georgia and California. The states of Florida and New Jersey had already eliminated their restrictions on operating authority. The passage of TIRRA provides additional intrastate growth opportunities in the states in which the Company operates.

         The Company was regulated by the Interstate Commerce Commission (the "ICC") until passage of the ICC Termination Act of 1995, which abolished the ICC on December 31, 1995. The Surface Transportation Board, an independent entity within the United States Department of Transportation ("DOT"), assumed many of the responsibilities of the ICC. The Company is also regulated by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates, certain mergers, consolidations and acquisitions, and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing services to, shippers.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The Company is subject to federal, state and local environmental laws and regulations, particularly relating to underground fuel storage tanks ("USTs"). The Company is in compliance with applicable environmental laws and regulations relating to USTs and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition. The Company also believes that it is in compliance with other applicable environmental laws and regulations.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information regarding the present executive officers of the Company:

Name and Age                  Positions and Offices with the Company

Earl E. Congdon (66)          Chairman of the Board of Directors and Chief
                              Executive Officer

John R. Congdon (64)          Vice Chairman of the Board of Directors

John A. Ebeling (59)          President, Chief Operating Officer and Director

J. Wes Frye (49)              Treasurer, Chief Financial Officer and Assistant
                              Secretary

Joel B. McCarty, Jr. (59)     General Counsel and Secretary

         Earl E. Congdon has been with the Company since 1950 and has served as Chairman of the Board and Chief Executive Officer since 1985 and as a director since 1952. He is a son of E. E. Congdon, one of the founders of Old Dominion.

         John R. Congdon has been with the Company since 1953 and has served as Vice Chairman of the Board since 1985 and as a director since 1955. He is also the President of Old Dominion Truck Leasing, Inc., a North Carolina corporation that is engaged in the full service leasing of tractors, trailers and other equipment, to which he devotes more than half of his time. He is a son of E. E. Congdon, one of the founders of Old Dominion, and the brother of Earl E. Congdon.

         John A. Ebeling has been President and Chief Operating Officer since joining the Company in August of 1985 and was first elected a director in August of 1985. Mr. Ebeling was previously employed by ANR Freight Systems from 1978 to 1985, holding the positions of Chairman and Chief Executive Officer.

         J. Wes Frye has been Chief Financial Officer and Treasurer since joining the Company in February of 1985 and has served as Assistant Secretary since December of 1987. Mr. Frye served as the Vice President of Finance of Builders Transport, Inc., from 1982 to 1985, and in various positions, including Vice President - Controller of Johnson Motor Lines from 1975 to 1980. Mr. Frye is a Certified Public Accountant.

         Joel B. McCarty, Jr., has been General Counsel and Secretary since joining the Company in June of 1987. Before joining Old Dominion, he was Assistant General Counsel of McLean Trucking Company and was in private law practice prior to 1985.

         Information concerning the Company's other significant employees is as follows:

    Name and Age                   Position

    Ernest Brantley (60)           Senior Vice President -- Operations
    David S. Congdon (40)          Vice President -- Quality and Field Services
    Robert M. Delgado (58)         Vice President -- Western Area
    Gregory C. Gantt (41)          Vice President -- Southern Area
    Terry L. Hutchins (38)         Vice President -- Central Area
    Richard F. Keeler (47)         Vice President -- Midwest Area
    Mark M. Madden (45)            Vice President -- Northern Area
    Buddy S. McBride (51)          Vice President -- Transportation
    J. Edward Richardson (52)      Vice President -- Equipment and Maintenance
    J. Timothy Turner (41)         Vice President -- Sales and Marketing
    John B. Yowell (45)            Vice President -- Corporate Services
    John P. Booker, III (40)       Assistant Vice President and Controller


        Ernest Brantley, Senior Vice President - Operations since January 1992, joined the Company as Vice President - Operations in January of 1990. He was previously with Thurston Motor Lines for 35 years where he served in various capacities, including Executive Vice President from 1981 to 1987. Following its acquisition by Brown Transport Co., Inc., Mr. Brantley served as Senior Vice President of Brown Transport from 1987 to 1990.

        David S. Congdon has been employed by the Company since 1978 and, since May 1996, has served as Vice President - Quality and Field Services. He has held various positions in the Company including Vice President - Quality, Vice President - Transportation, President - Dominion Furniture Xpress (a division of Old Dominion that specialized in furniture transportation) and held other positions in operations and engineering. He is the son of Earl E. Congdon.

         Robert M. Delgado joined the Company in December 1985 and was promoted to Vice President - Western Area in October 1996. He has also served as the Director of the Western Area and as the Los Angeles Service Center Manager. Prior to joining the Company, he held several management positions with Watkins Motor Lines and American Freightways.

         Gregory C. Gantt joined the Company in November 1994 as Vice President
- South Central Area and assumed responsibility for the Southern Area in January 1996. From 1978 to 1994 he was employed by Carolina Freight Carriers where he held various positions including Vice President - Southern Region, Regional Manager and Operations Director.

         Terry L. Hutchins joined the Company in December 1992 as Vice President
- Southern Area and became Vice President - Central Area in January 1996.
Prior to joining the Company, he held several terminal manager and sales positions with Carolina Freight Carriers and McLean Trucking Company between 1980 and 1992.

         Richard F. Keeler was promoted to Vice President - Northern Area in May 1994 and became Vice President - Midwest Area in April 1995. He has also served as Director of Pickup and Delivery Operations since joining the Company in July 1993. Formerly, he was employed by Standard Trucking Company where he served in various senior management positions.

         Mark M. Madden joined Old Dominion in January 1986 and was promoted to Vice President - Northern Area in April 1995. He has also served as the Area Manager - Metro Area and as a Service Center Manager in the Northern Area.

         Buddy S. McBride joined the Company in 1977 and held various positions prior to becoming Vice President - Central Area in 1991. In December 1992, he was promoted to Vice President - Transportation.

         J. Edward Richardson has been with Old Dominion since December 1986 and has been Vice President - Equipment and Maintenance since March of 1990. From 1986 to 1990, he was Director of Maintenance.

         J. Timothy Turner has been employed by the Company since July 1981 and was promoted to Vice President - Sales and Marketing in August 1994. He has also served as Vice President - National Accounts, Director of Sales, Central Area Director of Sales and a District Sales Representative prior to 1986. He was employed by McLean Trucking Company from 1977 to 1981.

         John B. Yowell has been employed by the Company since February 1983 and was promoted to Vice President - Corporate Services in November 1994. He has held the position of Vice President - Central Region, Vice President - South Central Area, Assistant to the President and Vice President - Management Information Systems. He is a son-in-law of Earl E. Congdon.

         John P. Booker, III, joined the Company in April 1987 and was promoted to Assistant Vice President and Controller in May 1995. Between 1979 and 1987 he was employed by RJR Nabisco, Inc. and Monsanto Company where he held various accounting positions. Mr. Booker is a Certified Management Accountant.

ITEM 2. PROPERTIES

         The Company owns its general offices located in High Point, North Carolina, consisting of a four-story office building of approximately 56,500 square feet on 10.3 acres. In addition, the Company leases approximately 15,000 square feet of office space near the general office location. The Company also owns operating service center facilities in Baltimore, Maryland; Richmond, Martinsville and Norfolk, Virginia; Charlotte, Hickory, Wilson and Fayetteville, North Carolina; Atlanta, Georgia; Columbia and Greenville, South Carolina; Orlando, Jacksonville and Tampa, Florida; Tupelo, Mississippi; Morristown, Memphis, Nashville and Chattanooga, Tennessee; Cincinnati and Columbus, Ohio; Kansas City, Missouri; Los Angeles, California; Minneapolis, Minnesota; and Dallas, Texas.

         The Company also owns non-operating properties in Memphis and Nashville, Tennessee; Jacksonville, Florida; Los Angeles, California; St. Louis, Missouri; Wilson, North Carolina; New Orleans, Louisiana; Greenville, Mississippi; Baltimore, Maryland; and an office and maintenance facility in Birmingham, Alabama, all of which are held for lease. Currently the Jacksonville, Los Angeles and St. Louis properties are not under lease; the Birmingham, Wilson, New Orleans, Greenville and Baltimore properties are leased until September 2001; the Nashville property is leased until June 1998; and the Memphis property is leased until December 1998.

         Old Dominion leases 49 of its 74 service centers. The length of the leases range from month-to-month to leases that expire on July 31, 2004. The Company believes that its leased facilities are adequate for its existing needs and that, as current leases expire, it will be able either to renew them or find comparable facilities without incurring any material negative impact on service to customers or its operating results.

         The Company believes that all of its properties are in good repair and are capable of providing the level of service required by current business levels and customer demands.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK AND DIVIDEND INFORMATION
The common stock of Old Dominion Freight Line, Inc. is traded on the Nasdaq Stock Market (National Market) under the symbol ODFL. At March 19, 1997, there were approximately 950 holders of the common stock, including 129 stockholders of record. No dividends have been paid on the common stock. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Note 2 of the Notes to Consolidated Financial Statements appearing in
Item 8 of this report.

MARKET PRICES OF COMMON STOCK:
                                                         1996
                          ---------------------------------------------------------------------------
                            First              Second               Third                  Fourth
                           Quarter            Quarter              Quarter                Quarter
-----------------------------------------------------------------------------------------------------
High                   $    12.50         $     12.25         $    10.50              $     11.25
Low                    $     7.50         $      9.25         $     7.50              $      8.50

                                                          1995
                          ---------------------------------------------------------------------------
                            First              Second               Third                  Fourth
                           Quarter            Quarter              Quarter                Quarter
-----------------------------------------------------------------------------------------------------
High                   $    18.00         $     16.75         $    16.25              $     13.75
Low                    $    15.88         $     11.00         $     9.50              $      7.50




MARKET MAKERS:
Alex Brown & Sons, Inc.; Herzog, Henie, Geduld, Inc.; Wheat, First Securities, Inc.; William Blair & Co.; and Furman Selz Inc.


ITEM 6. SELECTED FINANCIAL DATA

                                                                     For the Year Ended December 31,
                                                    -------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
AND OPERATING STATISTICS)                               1996          1995         1994          1993         1992
-----------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Revenue from operations                                $  293,006   $  248,079    $  243,547   $  205,399   $  183,870
                                                    -------------------------------------------------------------------
Operating expenses:
  Salaries, wages and benefits                            163,490      141,163       131,138      109,135       91,870
  Purchased transportation                                 21,435       18,933        21,897       20,878       21,212
  Operating supplies and expenses                          30,288       22,945        21,716       18,206       17,026
  Depreciation and amortization                            16,091       13,630        11,781       10,119        8,604
  Building and office equipment rents                       6,874        5,991         5,292        4,162        3,815
  Operating taxes and licenses                             12,867       10,393         9,628        7,939        6,763
  Insurance and claims                                     10,118        8,503         8,758        6,709        7,073
  Communications and utilities                              5,687        5,014         4,509        3,655        3,125
  General supplies and expenses                            10,444       10,195         9,406        8,658        7,457
  Miscellaneous expenses                                    2,762        1,671         1,798        1,399        1,512
                                                    -------------------------------------------------------------------
    Total operating expenses                              280,056      238,438       225,923      190,860      168,457
                                                    -------------------------------------------------------------------
Operating income                                           12,950        9,641        17,624       14,539       15,413
Interest expense, net                                       2,903        1,510         1,107        1,099        1,287
Other expense, net                                            137          329           110          226          119
                                                    -------------------------------------------------------------------
Income before income taxes and
  cumulative effect of changes in
  accounting principles                                     9,910        7,802        16,407       13,214       14,007
Provision for income taxes                                  3,766        2,995         6,399        4,947        5,294
                                                    -------------------------------------------------------------------
Income before cumulative effect of changes
  in accounting principles                            $     6,144  $     4,807   $    10,008      $  8,267     $ 8,713
                                                    -------------------------------------------------------------------
Income per common share before cumulative
  effect of changes in accounting principles                $0.74        $0.58         $1.20        $0.99        $1.04
                                                    -------------------------------------------------------------------
Weighted average shares outstanding                         8,346        8,354         8,362        8,370        8,369

OPERATING STATISTICS:
Operating ratio                                             95.6%        96.1%         92.8%        92.9%        91.6%
LTL revenue per hundredweight                              $11.00       $10.87        $10.80       $10.43       $10.51
Revenue per intercity mile                                  $2.92        $2.93         $3.04        $2.96        $2.96
Intercity miles (in thousands)                            100,447       84,715        79,985       69,326       62,102
LTL tonnage (in thousands)                                  1,221        1,037         1,024          883          775
Shipments (in thousands)                                    2,388        2,084         2,034        1,740        1,510
Average length of haul (miles)                                746          731           716          671          662


                                                                           As of December 31,
                                                    -------------------------------------------------------------------
BALANCE SHEET DATA:                                     1996          1995         1994          1993         1992
                                                    -------------------------------------------------------------------
Current assets                                            $56,264      $50,465       $45,643      $46,613      $41,866
Current liabilities                                        35,865       31,861        34,538       35,056       30,185
Total assets                                              170,726      143,346       124,035      110,696       94,849
Long-term debt                                             43,141       30,216        18,625       18,989       17,921
Stockholders' equity                                       74,928       68,784        63,726       53,676       44,979


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:



                                                                 1996               1995                1994
----------------------------------------------------------------------------------------------------------------

Revenue from operations                                            100.0%             100.0%             100.0%
                                                              ------------       ------------        -----------

Salaries, wages and benefits                                         55.8               56.9               53.8
Purchased transportation                                              7.3                7.6                9.0
Operating supplies and expenses                                      10.3                9.3                8.9
Depreciation and amortization                                         5.5                5.5                4.8
Building and office equipment rents                                   2.4                2.4                2.2
Operating taxes and licenses                                          4.4                4.2                4.0
Insurance and claims                                                  3.5                3.4                3.6
Communication and utilities                                           1.9                2.0                1.9
General supplies and expenses                                         3.6                4.1                3.9
Miscellaneous expenses                                                0.9                0.7                0.7
                                                              ------------       ------------        -----------

Total operating expenses                                             95.6               96.1               92.8
                                                              ------------       ------------        -----------

Operating income                                                      4.4                3.9                7.2

Interest expense, net                                                 1.0                0.6                0.5
Other expense, net                                                    0.0                0.2                0.0
                                                              ------------       ------------        -----------

Income before income taxes                                            3.4                3.1                6.7

Provision for income taxes                                            1.3                1.2                2.6
                                                              ------------       ------------        -----------

Net income                                                           2.1%               1.9%               4.1%
                                                              ============       ============        ===========


1996 COMPARED TO 1995

Revenue from operations for 1996 was $293,006,000, an increase of 18.1%, compared to $248,079,000 for 1995. Less than truckload ("LTL") tonnage increased 17.7% during the year, and total tonnage increased 12.9%. During 1995, the Company opened 15 new service centers in 10 additional states, and the increased tonnage reflects improved market share in 1996 in both the expanded areas as well as the service center network existing prior to the expansion. To a lesser degree, the tonnage increase was also a result of six new service centers that were opened by the Company in 1996, which enhanced service in existing major metropolitan markets rather than expand geographical coverage.

Average LTL revenue per shipment increased 3.8% to $115.83 in the current year compared to $111.62 for 1995. This increase was caused by two factors. First, the average LTL revenue per hundredweight was $11.00 in 1996 compared to $10.87 for the previous year, an increase of 1.2%. This improvement reflects rate increases implemented effective on January 1, 1996. In addition, the increase in LTL revenue per shipment was also due to an increase in LTL weight per shipment, which increased 2.5% to 1,053 lbs. for the current year from 1,027 lbs. for the previous year. Generally, revenue per hundredweight tends to decrease as shipment size increases; however, the Company's focus on improving revenue yield caused an opposite effect during the year, resulting in a higher revenue per hundredweight and a higher weight per shipment.

Operating expense as a percentage of net revenue (operating ratio) was 95.6% for 1996 compared to 96.1% for the prior year. This decrease was primarily a result of decreases in salaries, wages and benefits, purchased transportation and general supplies and expenses from 68.6% of revenue in 1995 to 66.7% in 1996. Salaries, wages and benefits decreased to 55.8% of revenue in the current year from 56.9% for the previous year. This improvement was primarily a result of lower fringe benefit costs as a percent of revenue, which decreased to 10.2% in 1996 from 11.8% in 1995. This decrease was due to a reduction in workers' compensation and group health expenses, which decreased as a percent of payroll to 7.8% in 1996 from 9.7% for the previous year. In addition, salaries decreased to 9.5% of revenue for the current year from 10.0% for 1995. Purchased transportation was reduced to 7.3% of revenue from 7.6% in 1995 as the Company continued to replace cartage agents with Company personnel and equipment. The Company cut general and administrative expenses resulting in a reduction of these costs to 3.6% of revenue for 1996 compared to 4.1% for the previous year.

These reductions in expenses were somewhat offset by increases in both operating supplies and expenses and operating taxes and licenses to 14.7% of revenue in 1996 from 13.5% for 1995. The increase in operating supplies and expenses is primarily due to increased fuel costs experienced in 1996 to 4.9% of revenue up from 4.0% in 1995. The increased fuel cost was partially offset by a fuel surcharge implemented in mid-May of 1996 that is reflected in net revenue. The slight increase in operating taxes and licenses is due to increased state fuel tax liabilities.

The Company's net interest expense increased as a percent of revenue to 1.0% in 1996 from .6% in 1995, due to an increase in average outstanding debt.

Net income was $6,144,000 for the year ended December 31, 1996, an increase of 27.8%, compared to $4,807,000 for 1995. The effective tax rate was approximately 38% in both 1996 and 1995.

1995 COMPARED TO 1994

Revenue from operations for 1995 was $248,079,000, an increase of 1.9%, compared to $243,547,000 for 1994. This increase primarily resulted from a 1.3% increase in LTL tonnage. The increased tonnage was a result of expanding coverage into the midwestern states of Minnesota, Wisconsin, Missouri, Indiana and Kansas. To a lesser degree, the increase in revenue was also due to the October 1, 1995, acquisition of certain assets of Navajo LTL, Inc., a Colorado-based LTL trucking firm engaged in regional and inter-regional services primarily in the western half of the country.

Average LTL revenue per hundredweight was $10.87 for 1995 compared to $10.80 for 1994, an increase of .6%. This increase reflects an increase in the average length of haul of 2.1% as well as a decrease in the average weight per shipment (which generally results in higher revenue per hundredweight) of 1.2%. The increased LTL revenue per hundredweight was not due to price increases, which were impractical throughout the year as the economy slowed and brought about significant price competition.

Operating expense as a percentage of net revenue (operating ratio) was 96.1% for 1995 compared to 92.8% for the prior year. This increase was primarily a result of increases in salaries, wages and benefits, depreciation and amortization and operating supplies and expenses. Those increases were primarily a result of three factors. First, in sharing its financial success of 1994, the Company gave an average wage increase of 6.5% in 1995 to clerical, driver and dock employees. Second, the Company added 15 service centers in 10 states in 1995, requiring an initial investment in service centers, equipment, personnel, marketing and administrative expenses. Those expenses were incurred before service center and linehaul density was achieved and were a primary cause for increased depreciation and amortization, building and office equipment rents, operating taxes and licenses, communication and utilities and general supplies and expenses. Combined, those expenses increased to 18.2% of revenue in 1995 from 16.8% in 1994. As density is added in the expanded lanes, costs should reduce as a percent of revenue. Third, the Company converted two cartage agents to Company service centers and substituted other modes of purchased transportation for Company equipment and personnel.

These increases were somewhat offset by lower purchased transportation, which decreased as a percent of revenue to 7.6% during 1995 compared to 9.0% for 1994 as the Company replaced cartage agents with Company employees and equipment. The decrease was partly offset by an increase in salaries, wages and benefits to 56.9% of revenue for 1995 from 53.8% for 1994. Additional increases in salaries, wages and benefits were caused by adding necessary service center and sales personnel to the expanded territory to establish operations and build markets. Linehaul and pickup and delivery wages tended to be higher in the expanded areas as the Company committed to provide superior service while building service center and lane density. Despite an increase in salaries and wages as a percent of revenue, fringe benefits decreased slightly to 11.8% in 1995 from 12.0% in 1994, due mainly to a reduction in workers' compensation expenses, which decreased as a percent of payroll to 5.1% in 1995 compared to 7.7% for the previous year.

The Company's net interest expense increased as a percent of revenue to .6% in 1995 from .5% in 1994, due to an increase in average outstanding debt.

Net income was $4,807,000 for the year ended December 31, 1995, a decrease of 52.0%, compared to $10,008,000 for 1994. The effective tax rate was approximately 38% in 1995 compared to 39% for 1994 due to lower rates applicable on decreased earnings.


LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, as well as the routine tractor and trailer turnover cycle, has required continued investment in property and equipment. In order to accommodate this growth, the Company incurred capital expenditures of $38,324,000 during the year ended December 31, 1996, which includes $12,513,000 of outlays for service centers that replaced smaller or previously leased facilities at various locations. Cash flow generated internally was sufficient to finance a major portion of the required capital expenditures during the year; however, on June 15, 1996, the Company entered into a $30,000,000 private placement of debt through a Note Purchase Agreement. The Note Purchase Agreement consists of a $10,000,000, 7.3% senior note due December 15, 2002, and a $20,000,000, 7.59% senior note due June 15, 2006. The 2002 note provides for semi-annual interest payments with increasing annual principal payments beginning December 15, 1998. The 2006 note provides for semi-annual interest payments with equal annual principal payments beginning June 15, 2000. The Note Purchase Agreement, which is uncollateralized, contains certain financial covenants that limit the Company's debt to total capital ratio, require stated levels of tangible net worth and specify a fixed charge coverage ratio. Proceeds of the private placement were used to reduce an outstanding line of credit and short-term notes by $26,650,000 with the remaining proceeds used during the third quarter of 1996 for planned capital expenditures. The remaining financing needs were achieved through borrowings on the Company's line of credit, which was $5,890,000 at year-end December 31, 1996, compared to $17,500,000 at year-end 1995. Long-term debt including current maturities increased to $43,141,000 at December 31, 1996, from $30,216,000 at December 31, 1995. At year-end 1996, the Company's debt-to-equity ratio was
 .58:1 compared to .44:1 at year-end 1995.

The Company estimates capital expenditures to be approximately $33,000,000 to $35,000,000 for the year ending December 31, 1997. Of that, approximately $26,000,000 is for additional tractors and trailers, and $7,000,000 to $9,000,000 is for larger replacement service centers, expansion of existing service centers and acquisition of other assets.

The Company generally meets its working capital needs with cash generated from operations. As a result of the private placement of debt, the uncollateralized committed Credit Agreement that previously provided a $25,000,000 line of credit and a $15,000,000 letter of credit facility was replaced with a $15,000,000 line of credit and a $17,500,000 letter of credit facility. Interest on the line of credit was charged at rates that vary based upon a certain financial performance ratio and the stated period of time the borrowings were outstanding. The applicable interest rate for 1996 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate International Swap Dealers Association Agreement that hedges the interest rate on a portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of December 31, 1996, the Company has fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .2% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .6% is charged on outstanding letters of credit. At December 31, 1996, there were $5,890,000 outstanding borrowings on the line of credit and $7,826,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that there are sufficient credit lines and capacity to meet seasonal and long-term financial needs.

INFLATION

Most of the Company's expenses are affected by inflation, which generally results in increased costs. During 1996, the effect of inflation on the Company's results of operations was minimal.

SEASONALITY

The Company's operations are subject to seasonal trends common in the trucking industry. Operating results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. The second and third quarters are stronger due to increased demand for services during the spring and summer months.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks ("USTs"). The Company is in compliance with applicable environmental laws and regulations relating to USTs and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition.

FORWARD-LOOKING INFORMATION

Forward-looking statements in the Company's Annual Report on Form 10-K, Annual Report to Stockholders and other written and oral statements made by or on behalf of the Company, including without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) the Company's goals, strategies and expectations are subject to change at any time at the discretion of the Company;
(2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability of fuel and other significant resources; (5) the impact of various regulatory bodies; and (6) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                        --------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                            1996                  1995
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    1,353           $       986
  Customer receivables, less allowances of $5,699
     and $5,083, respectively                                    39,983                34,378
  Other receivables                                                 890                 3,042
  Tires on equipment                                              4,514                 3,939
  Prepaid expenses                                                6,899                 5,221
  Deferred income taxes                                           2,625                 2,899
                                                        ----------------      ----------------

     Total current assets                                        56,264                50,465

Property and equipment:
  Revenue equipment                                             127,443               110,175
  Land and structures                                            36,459                24,188
  Other equipment                                                15,718                13,543
  Leasehold improvements                                            479                   508
                                                        ----------------      ----------------

     Total property and equipment                               180,099               148,414

Less accumulated depreciation and amortization                 (70,924)              (60,350)
                                                        ----------------      ----------------

     Net property and equipment                                 109,175                88,064

Other assets, less insurance policy loans of $1,815
  and $1,733, respectively                                        5,287                 4,817
                                                        ----------------      ----------------

     Total assets                                             $ 170,726             $ 143,346
                                                        ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   14,860            $   10,504
  Compensation and benefits                                       6,919                 5,095
  Claims and insurance accruals                                   8,918                 8,645
  Other accrued liabilities                                       1,509                 1,423
  Current maturities of long-term debt                            3,659                 6,194
                                                        ----------------      ----------------

     Total current liabilities                                   35,865                31,861

Long-term debt                                                   39,482                24,022
Other non-current liabilities                                     7,074                 8,383
Deferred income taxes                                            13,377                10,296
                                                        ----------------      ----------------

     Total long-term liabilities                                 59,933                42,701

Stockholders' equity:
Common stock - $.10 par value, 25,000,000
  shares authorized, 8,345,608 shares outstanding
  at December 31, 1996, and December 31, 1995                       835                   835
Capital in excess of par value                                   23,352                23,352
Retained earnings                                                50,741                44,597
                                                        ----------------      ----------------

  Total stockholders' equity                                     74,928                68,784

Commitments and contingencies                                      -                     -
                                                        ----------------      ----------------

     Total liabilities and stockholders' equity               $ 170,726             $ 143,346
                                                        ================      ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year ended December 31,
                                                                -------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               1996              1995             1994
------------------------------------------------------------    --------------    --------------  ---------------

Revenue from operations                                             $ 293,006         $ 248,079        $ 243,547
                                                                --------------    --------------  ---------------

Operating expenses:
  Salaries, wages and benefits                                        163,490           141,163          131,138
  Purchased transportation                                             21,435            18,933           21,897
  Operating supplies and expenses                                      30,288            22,945           21,716
  Depreciation and amortization                                        16,091            13,630           11,781
  Building and office equipment rents                                   6,874             5,991            5,292
  Operating taxes and licenses                                         12,867            10,393            9,628
  Insurance and claims                                                 10,118             8,503            8,758
  Communications and utilities                                          5,687             5,014            4,509
  General supplies and expenses                                        10,444            10,195            9,406
  Miscellaneous expenses                                                2,762             1,671            1,798
                                                                --------------    --------------  ---------------

    Total operating expenses                                          280,056           238,438          225,923

Operating income                                                       12,950             9,641           17,624

Other deductions:
  Interest expense, net                                                 2,903             1,510            1,107
  Other expense, net                                                      137               329              110
                                                                --------------    --------------  ---------------

     Total other deductions                                             3,040             1,839            1,217

Income before income taxes                                              9,910             7,802           16,407

Provision for income taxes                                              3,766             2,995            6,399
                                                                --------------    --------------  ---------------

Net income                                                         $    6,144        $    4,807       $   10,008
                                                                ==============    ==============  ===============


Net income per common share                                       $      0.74       $      0.58     $       1.20
                                                                ==============    ==============  ===============








THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Capital in
                                                                        Common      excess of    Retained
(IN THOUSANDS)                                                          stock       par value    earnings      Total
------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1993                                               $836     $23,059      $29,781     $53,676
Net income                                                                                           10,008      10,008
Excercise of stock options and other                                                        41            1          42
                                                                    ----------------------------------------------------
Balance as of December 31, 1994                                                836      23,100       39,790      63,726
Net income                                                                                            4,807       4,807
Release of common stock under Restricted Stock Agreement,
     net of tax charge of $22                                                  (1)         252                      251
                                                                    ----------------------------------------------------
Balance as of December 31, 1995                                                835      23,352       44,597      68,784
Net income                                                                                            6,144       6,144
                                                                    ----------------------------------------------------

Balance as of December 31, 1996                                               $835     $23,352      $50,741     $74,928

                                                                    ====================================================












THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year ended December 31,
                                                                      ----------------------------------------------
(IN THOUSANDS)                                                            1996             1995            1994
----------------------------------------------------------------      -------------    -------------    ------------
Cash flows from operating activities:
  Net income                                                             $   6,144        $   4,807      $   10,008
  Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                         16,091           13,630          11,781
      Deferred income taxes                                                  3,355            2,536             982
      (Gain) Loss on sale of property and equipment                             91            (635)           (380)
      Changes in assets and liabilities:
        Receivables, net                                                   (3,453)          (6,808)         (1,675)
        Tires on equipment                                                   (575)            (180)           (838)
        Prepaid expenses and other assets                                  (2,148)          (1,432)           (590)
        Accounts payable                                                     4,356            1,730           (580)
        Compensation, benefits and other accrued liabilities                 1,910              117            (91)
        Estimated liability for claims                                         273          (2,290)         (1,765)
        Income taxes payable                                                     -          (1,722)           1,148
        Other liabilities                                                  (1,309)            3,489           4,578
                                                                      -------------    -------------    ------------
           Net cash provided by operating activities                        24,735           13,242          22,578
                                                                      -------------    -------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                      (38,324)         (27,757)        (27,081)
  Proceeds from sale of property and equipment                               1,031            1,266           1,620
                                                                      -------------    -------------    ------------
           Net cash used by investing activities                          (37,293)         (26,491)        (25,461)
                                                                      -------------    -------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                  38,112            6,000           7,200
  Principal payments under debt and capital lease agreements              (13,577)          (7,209)         (7,314)
  Net proceeds (payments) on short-term revolving line of credit          (11,610)           12,800           (250)
  Purchase and retirement of restricted stock                                    -              251               -
  Proceeds from conversion of stock options                                      -                -              41
                                                                      -------------    -------------    ------------
           Net cash provided by (used in) financing activities              12,925           11,842           (323)
                                                                      -------------    -------------    ------------
Increase (Decrease) in cash and cash equivalents                               367          (1,407)         (3,206)
Cash and cash equivalents at beginning of period                               986            2,393           5,599
                                                                      -------------    -------------    ------------
Cash and cash equivalents at end of period                               $   1,353        $     986      $    2,393
                                                                      =============    =============    ============


Supplemental disclosure of noncash financing activities:
    The Company released 38,334 shares of common stock for the year ended December 31, 1995, under a Restricted Stock Agreement.

Cash paid for interest was approximately $1,990,000, $1,570,000 and $1,243,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                       19

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
The Company is an inter-regional and regional motor carrier transporting primarily less-than-truckload shipments of general commodities, such as consumer goods, textiles and capital goods, to a diversified customer base. The Company serves regional lanes in the Southeast, Northeast, Midwest and West regions of the country. Old Dominion also serves inter-regional routes connecting these geographic regions and major metropolitan markets throughout most of the continental United States.

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

REVENUE AND EXPENSE RECOGNITION
Operating revenue is recognized on a percentage of completion method based on average transit time. Expenses associated with the operating revenue are recognized when incurred.

TIRES ON EQUIPMENT
The cost of tires on equipment is amortized over the estimated tire life of 18 to 24 months.

FUEL AND SUPPLIES
Fuel and operating supplies are valued at the lower of cost or market using the first-in, first-out method.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Gain or loss on retirement or disposal of assets is recorded in income or expense. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

         Structures                     5 to 25 years
         Revenue equipment              3 to 10 years
         Other equipment                3 to 10 years
         Leasehold improvements         Lesser of 10 years or life of lease

CLAIMS AND INSURANCE ACCRUALS
Claims and insurance accruals reflect the estimated ultimate cost of claims for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers' compensation, long-term disability and group health, which are charged to employee benefits expense.

NET INCOME PER SHARE
Net income per common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 8,345,608, 8,353,830 and 8,361,648 for the years ended December 31, 1996, 1995 and 1994, respectively.

CASH AND CASH EQUIVALENTS
The Company considers cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents for the purpose of the statements of cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS
At December 31, 1996, and 1995, the carrying value of financial instruments such as cash and cash equivalents, trade receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

STOCK BASED COMPENSATION
Stock based compensation expense is recognized under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and the related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), is not significant.

CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables. Credit risk is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographic regions. As noted on the consolidated balance sheets, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to self insurance accruals and allowances for uncollectible accounts. Actual results could differ from these estimates.

RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform with the current period presentation.


NOTE 2 - LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                            December 31,
                                                                                   -------------------------------
(IN THOUSANDS)                                                                          1996            1995
------------------------------------------------------------------------------------------------------------------

Borrowings under bank revolving credit agreement                                        $    5,890     $   17,500
Equipment obligations, principal payable in monthly installments
  plus interest ranging from 5.2% to 7.0%                                                    6,283         12,459
Senior notes payable                                                                        30,000              -
Capitalized lease obligations                                                                  968            257
                                                                                   -------------------------------
                                                                                            43,141         30,216
Less current maturities                                                                      3,659          6,194
                                                                                   -------------------------------
                                                                                         $  39,482     $   24,022
                                                                                   ===============================

Equipment and capitalized lease obligations are collateralized by property and equipment with a net book value of $9,823,000 at December 31, 1996.

As of December 31, 1996, aggregate maturities of long-term debt are as follows:

(IN THOUSANDS)
--------------------------------------------------------------------

1997                                                      $   3,659
1998                                                          3,358
1999                                                          2,734
2000                                                          4,857
2001                                                          5,357
Thereafter                                                   17,286
                                                      ---------------
                                                             37,251
Borrowings outstanding under the revolving
     credit agreement                                         5,890
                                                      ---------------
                                                           $ 43,141
                                                      ===============



On June 15, 1996, the Company entered into a $30,000,000 private placement of debt through a Note Purchase Agreement. The Note Purchase Agreement consists of a $10,000,000, 7.3% senior note due December 15, 2002, and a $20,000,000, 7.59%
senior note due June 15, 2006. The 2002 note provides for semi-annual interest payments with increasing annual principal payments beginning December 15, 1998. The 2006 note provides for semi-annual interest payments with equal annual principal payments beginning June 15, 2000. The Note Purchase Agreement, which is uncollateralized, contains certain financial covenants that limit the Company's debt to total capital ratio, require stated levels of tangible net worth and specify a fixed charge coverage ratio. Proceeds of the private placement were used to reduce an outstanding line of credit and short-term notes by $26,650,000 with the remaining proceeds used during the third quarter of 1996 for planned capital expenditures.

As a result of the private placement of debt, the $40,000,000 uncollateralized committed credit agreement that previously provided a $25,000,000 line of credit and a $15,000,000 letter of credit facility was replaced with a $32,500,000 uncollateralized committed credit agreement consisting of a $15,000,000 line of credit and a $17,500,000 letter of credit facility. Interest on the line of credit was charged at rates that vary based upon a certain financial performance ratio and the stated period of time the borrowings were outstanding. The applicable interest rate for 1996 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate International Swap Dealers Association Agreement that may be used to hedge the interest rate on any portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of December 31, 1996, the Company has fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .2% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .6% is charged on the outstanding letters of credit. The agreement also places certain restrictions upon the purchase, redemption or acquisition of the Company's stock. Additionally, dividends may be paid in any fiscal year only if the Company is not in default of any agreement provisions and if the dividends have been approved by necessary corporate action and are permitted by law. Consolidated retained earnings that were free of dividend restrictions were $10,336,000 at December 31, 1996. At year-end 1996, there was $5,890,000 outstanding on the line of credit, and there was $7,826,000 outstanding on the letter of credit facility. This agreement expires on May 31, 2000.

NOTE 3 - LEASES

The Company leases revenue equipment under a capital lease that expires in 1999. These assets are included in property and equipment as follows:

                                              December 31,
                                       ----------------------------
(IN THOUSANDS)                            1996             1995
-------------------------------------------------------------------

Revenue equipment                    $       1,112    $      2,113
Less accumulated amortization                  154           1,865
                                     ------------------------------
                                     $         958    $        248
                                     ==============================



Future minimum annual lease payments as of December 31, 1996, are as follows:

                                                       Capital          Operating
(IN THOUSANDS)                                          Lease            Leases           Total
---------------------------------------------------------------------------------------------------

1997                                                $        416     $       7,202    $      7,618
1998                                                         407             3,867           4,274
1999                                                         237             2,478           2,715
2000                                                                         1,374           1,374
2001                                                                           539             539
Thereafter                                                                   1,438           1,438
                                                    -----------------------------------------------
Total minimum lease payments                               1,060     $      16,898    $     17,958
                                                                     ==============================
Less amount representing interest                             92
                                                    -------------

Present value of capitalized lease obligations      $        968
                                                    =============

Aggregate expense under operating leases approximated $8,841,000, $7,580,000 and $6,988,000 for 1996, 1995 and 1994, respectively.

NOTE 4 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                                         Year ended December 31,
                                                                                 -----------------------------------------
(IN THOUSANDS)                                                                      1996         1995           1994
--------------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                           $    395     $     839      $   5,050
  State                                                                                   16          (380)           367
                                                                                 -----------------------------------------
                                                                                         411           459          5,417
                                                                                 -----------------------------------------
Deferred:
  Federal                                                                              2,857         2,118            882
  State                                                                                  498           418            100
                                                                                 -----------------------------------------
                                                                                       3,355         2,536            982
                                                                                 -----------------------------------------

Total provision for income taxes                                                     $ 3,766      $  2,995      $   6,399
                                                                                 =========================================

Net cash paid (refunds received) for income taxes during 1996, 1995 and 1994 aggregated ($987,000), $4,036,000 and $3,531,000, respectively.

A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates for 1996, 1995 and 1994 is as follows:

                                                                                         Year ended December 31,
                                                                                 -----------------------------------------
(IN THOUSANDS)                                                                      1996         1995           1994
--------------------------------------------------------------------------------------------------------------------------
Tax provision at statutory rate on income before income taxes                       $  3,369     $   2,653      $   5,743
State income taxes, net of federal benefit                                               122             8            239
Meals and entertainment disallowance                                                     229           219            205
Other, net                                                                                46           115            212
                                                                                 -----------------------------------------
Total provision for income taxes                                                    $  3,766     $   2,995      $   6,399
                                                                                 =========================================

Deferred tax assets and liabilities consist of the following:
                                                                                                     December 31,
                                                                                             -----------------------------
(IN THOUSANDS)                                                                                   1996           1995
------------------------------------------------                                             -----------------------------
Deferred tax assets:
  Claims and insurance reserves                                                                  $   5,957      $   6,450
  Allowance for doubtful accounts                                                                    2,223          1,983
  Property and equipment                                                                               694            694
  Accrued vacation                                                                                     684            511
  Other                                                                                                714            590
                                                                                             -----------------------------
                                                                                                  $ 10,272       $ 10,228
                                                                                             =============================
Deferred tax liabilities:
  Depreciation and amortization                                                                   $ 16,983       $ 14,118
  Tires on equipment                                                                                 1,761          1,536
  Employee benefits                                                                                  1,243            942
  Other                                                                                              1,037          1,029
                                                                                             -----------------------------
                                                                                                  $ 21,024       $ 17,625
                                                                                             =============================


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company leases revenue equipment and service center facilities from certain stockholders, employees and affiliates under both capital and operating leases. Future minimum lease commitments to affiliates at December 31, 1996, are as follows:

(IN THOUSANDS)                                         Operating lease       Capital lease         Total

---------------------------------------------------------------------------------------------------------------
1997                                                            $     359           $     416        $     775
1998                                                                  366                 407              773
1999                                                                  373                 237              610
2000                                                                  188                                  188
                                                    -----------------------------------------------------------
Total minimum lease payments                                     $  1,286               1,060         $  2,346
                                                    ======================                    =================
Less amount representing interest                                                          92
                                                                          --------------------
Present value of capitalized lease obligations                                           $968
                                                                          ====================

Lease payments to affiliates of the Company were $826,000, $891,000 and $998,000 in 1996, 1995 and 1994, respectively.

The Company purchased fuel, equipment repairs and other services from an affiliate for which it paid $401,000, $333,000 and $318,000 in 1996, 1995 and
1994, respectively. Charges to the affiliate for rent, equipment repairs, fuel and other services provided by the Company aggregated $1,009,000, $865,000 and $863,000 during 1996, 1995 and 1994, respectively.


NOTE 6 - EMPLOYEE RETIREMENT PLAN CONTRIBUTION EXPENSE

Substantially all employees meeting certain service requirements are eligible to participate in the Company's 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company makes contributions based on the greater of a percentage of employee contributions or a percentage of net income after taxes. Company contributions for 1996, 1995 and 1994 were $753,000, $576,000 and $1,001,000, respectively.

NOTE 7 - STOCK OPTIONS

In 1991, the Board of Directors and stockholders adopted the 1991 Employee Stock Option Plan ("Plan") under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq Stock Market (National Market) on such day or the preceding day if the shares are not included in the Nasdaq system on the grant day. The Stock Option Plan Committee of the Board of Directors will determine the period during which an option may be exercised on the date the option is granted; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 1996, 1995 and 1994 follows:


                                            Number of       Per share         Options reserved
                                            options       option price        for future grant
---------------------------------------------------------------------------------------------------
Balance as of December 31, 1993                150,000   $13.875 - $19.25                   90,000
Granted                                         31,500       $19.00                        (31,500)
Exercised                                      (3,000)       $13.875                             -
Canceled                                       (9,500)   $13.875 - $19.25                    9,500
                                          ---------------------------------------------------------
Balance as of December 31, 1994                169,000   $13.875 - $19.25                   68,000
Granted                                         27,500       $10.00                        (27,500)
Exercised                                            -                                           -
Canceled                                             -                                           -
                                          ---------------------------------------------------------
Balance as of December 31, 1995                196,500   $10.00 - $19.25                    40,500
Granted                                              -                                           -
Exercised                                            -                                           -
Canceled                                      (15,000)   $10.00 - $19.25                    15,000
                                          ---------------------------------------------------------
Balance as of December 31, 1996               $181,500   $10.00 - $19.25                   $55,500
                                              ========                                     =======


Options exercisable at December 31, 1996, were 118,200.




NOTE 8 - RESTRICTED STOCK

In 1991, the Board of Directors and stockholders approved a Restricted Stock Agreement with an officer of the Company. Pursuant to the agreement, 153,336 shares of the Company's common stock have been issued and are reserved for release to the officer in four equal, biannual installments originally scheduled for January 1, 1994, 1996, 1998 and 2000. The restricted shares are released to the officer conditioned on continued employment. Compensation expense is recognized ratably over the vesting period based on the stock price as of October 24, 1991, the date of the initial public offering. The amount of compensation expense recognized pursuant to this agreement was $232,000 for each of the three years ended December 31, 1996.

NOTE 9 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                Quarter
                                                        ---------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       First       Second     Third     Fourth     Total
-----------------------------------------------------------------------------------------------------------------
1996
Revenue                                                       $68,262    $74,862   $77,279    $72,603   $293,006
Operating income                                                1,696      3,393     4,509      3,352     12,950
Net income                                                        657      1,643     2,180      1,664      6,144
Net income per share                                             0.08       0.20      0.26       0.20       0.74


1995
Revenue                                                       $57,744    $60,371   $62,891    $67,073   $248,079
Operating income                                                3,230      3,590     2,042        779      9,641
Net income                                                      1,768      1,969       914        156      4,807
Net income per share                                             0.21       0.24      0.11       0.02       0.58



NOTE 10 - CONTINGENCIES

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. These actions, when finally concluded and determined, will not, in the opinion of management, have an adverse effect upon the financial position or results of operations of the Company.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. and its subsidiary at December 31, 1996, and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     Ernst & Young LLP

Winston-Salem, North Carolina
January 23, 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors required by Item 10 of Form 10-K is incorporated by reference to the Company's proxy statement for the 1997 Annual Meeting of its Stockholders under the caption's "Election of Directors" and "Principal Stockholders - Compliance with Beneficial Ownership Reporting Rules", reference to which is hereby made, and the information there is incorporated herein by reference.

         The information concerning the Company's executive officers required by
Item 10 of Form 10-K appears in Item 1 of this report under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 1997 Annual Meeting of its Stockholders under the caption "Executive Compensation", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 1997 Annual Meeting of its Stockholders under the captions "Election of Directors" and "Principal Stockholders", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 1997 Annual Meeting of its Stockholders under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation", reference to which is hereby made, and the information there is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following consolidated financial statements of Old Dominion Freight Line, Inc., are included in Item 8:

        Consolidated Balance Sheets - December 31, 1996, and December 31, 1995

        Consolidated Statements of Operations - Years ended December 31, 1996,
              December 31, 1995, and December 31, 1994

        Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1996, December 31, 1995, and December 31, 1994

        Consolidated Statements of Cash Flows - Years ended December 31, 1996,
              December 31, 1995, and December 31, 1994

         Notes to the Consolidated Financial Statements


(a)(2)  Financial Statement Schedules.

         The following financial statement schedule of Old Dominion Freight Line, Inc., is included in response to Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions or are inapplicable and, therefore, have been omitted.
                                       29

         The documents listed below are filed under subsection (d) of Item 14:

(a)(3) Exhibits Filed. The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

(b) Reports on Form 8-K. None filed during the last quarter of the period covered by this report.

(c)      Exhibits.  See Exhibit Index.

(d)      Financial Statement Schedules.


                                   SCHEDULE II
                         OLD DOMINION FREIGHT LINE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                    ADDITIONS
                                  BALANCE AT       CHARGED TO                                        BALANCE AT
                                   BEGINNING        COSTS AND        DEDUCTIONS                        END OF
         DESCRIPTION                OF YEAR          EXPENSES            (1)          OTHER (2)         YEAR
--------------------------------------------------------------------------------------------------------------------

YEAR ENDED
DECEMBER 31, 1994

ALLOWANCE FOR
DOUBTFUL ACCOUNTS                    $ 2,182,000      $ 1,842,000       $ 1,248,000    $1,510,000       $ 4,286,000
                               =====================================================================================


YEAR ENDED
DECEMBER 31, 1995

ALLOWANCE FOR
DOUBTFUL ACCOUNTS                    $ 4,286,000      $ 1,954,000       $ 1,157,000                     $ 5,083,000
                               =====================================================================================


YEAR ENDED
DECEMBER 31, 1996

ALLOWANCE FOR
DOUBTFUL ACCOUNTS                    $ 5,083,000      $ 2,345,000       $ 1,729,000                     $ 5,699,000
                               =====================================================================================




(1)  Deductions represent amounts written off.

(2) Other represents reinstatement of reserves for amounts previously written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OLD DOMINION FREIGHT LINE, INC.

Dated:  March 17, 1997                  By:  EARL E. CONGDON
                                             ---------------
                                               Earl E. Congdon
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature                  Position                             Date

EARL E. CONGDON            Chairman of the Board and                   March 17, 1997
------------------           Chief Executive Officer
Earl E. Congdon

JOHN A. EBELING            President and Director                      March 17, 1997
------------------
John A. Ebeling

J. WES FRYE                     Treasurer (Principal Financial         March 17, 1997
---------------------------       Officer)
J. Wes Frye

JOHN P. BOOKER III              Controller (Principal Accounting       March 17, 1997
---------------------------       Officer)
John P. Booker III

JOHN R. CONGDON                 Director                                March 17, 1997
--------------------------
John R. Congdon

HAROLD G. HOAK                  Director                                March 17, 1997
--------------------------
Harold G. Hoak

FRANZ F. HOLSCHER               Director                               March 17, 1997
--------------------------
Franz F. Holscher


                                  EXHIBIT INDEX
                          TO ANNUAL REPORT ON FORM 10-K
                         OLD DOMINION FREIGHT LINE, INC.
                        FOR YEAR ENDED DECEMBER 31, 1996

Exhibit No.       Description
3.1.1(a)          Articles of Incorporation (as amended and restated September
                  18, 1991)

3.2(a)            Bylaws of Old Dominion Freight Line, Inc.

4.1(a)            Specimen certificate of Common Stock

4.3(b)            ISDA Master Agreement and Schedule between First Union National Bank of North Carolina and
                  Old Dominion Freight Line, Inc., dated June 15, 1995

4.4(b)            Credit Agreement between First Union National Bank of North Carolina and Old Dominion
                  Freight Line, Inc., dated June 14, 1995

4.4.1(b)          Form of note issued by Company pursuant to the Credit Agreement between First Union National
                  Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.2(c)          First Amendment to Credit Agreement between First Union National Bank of North Carolina and
                  Old Dominion Freight Line, Inc., dated February 2, 1996

4.4.3(d)          Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc.
                  and First Union National Bank of North Carolina, dated April 29, 1996

4.4.4(d)          Third Amendment to the Credit Agreement between Old Dominion Freight Line, Inc.
                  and First Union National Bank of North Carolina, dated June 15, 1996

4.5(d)            Note Purchase Agreement between Nationwide Life Insurance Company, New York
                  Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(d)          Forms of notes issued by Company pursuant to Note Purchase Agreement between
                  Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion
                  Freight Line, Inc., dated June 15, 1996

10.1(a)           Employment Agreement Between Old Dominion Freight Line, Inc., and John A.
                  Ebeling (as amended April 7, 1988)

10.3(a)           Restricted Stock Agreement between Old Dominion Freight Line, Inc., and John
                  A. Ebeling, dated August 19, 1991

10.4(a)           1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)           Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of
                  Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.9(a)           E & J Enterprises Trailer Lease Agreement, effective August 1, 1991

10.9.1            Extension of E & J Trailer Lease Agreement, effective August 1, 1996

10.15(c)          Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight
                  Line, Inc., dated as of October 31, 1995

23.1              Consent of Ernst & Young LLP

27                Financial Data Schedule


--------------------------------------------------
(a)      Incorporated by reference to the exhibit of the same number contained in the Company's  registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)
(b)      Incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995
(c)      Incorporated by reference to the exhibit of the same number contained in the Company's
         Annual Report on Form 10-K for the year ended December 31, 1995
(d)      Incorporated by reference to the exhibit of the same number contained in the Company's  Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996
