Form 10-Q
period 1997-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 1997-05-01
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to _______________.

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

              Yes X .                                    No    .
                ----                                       -----
     As of April 30, 1997, there were 8,308,196 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Quarter Ended
                                                     ---------------------------------------
                                                        March 31,             March 31,
                                                           1997                  1996
(In thousands, except share and per share data)        (Unaudited)           (Unaudited)
-------------------------------------------------    -----------------     -----------------
Revenue from operations                                  $73,591               $68,262

Operating expenses:
  Salaries, wages and benefits                            43,421                38,216
  Purchased transportation                                 3,397                 5,556
  Operating supplies and expenses                          7,532                 7,198
  Depreciation and amortization                            3,991                 3,772
  Building and office equipment rents                      1,675                 1,679
  Operating taxes and licenses                             3,313                 3,086
  Insurance and claims                                     2,316                 2,406
  Communications and utilities                             1,425                 1,482
  General supplies and expenses                            2,706                 2,724
  Miscellaneous expenses                                     601                   447
                                                    -------------     -----------------

    Total operating expenses                              70,377                66,566
                                                    -------------     -----------------

Operating income                                           3,214                 1,696

Other deductions:
  Interest expense, net                                      868                   546
  Other expense, net                                          72                    90
                                                    -------------     -----------------

    Total other deductions                                   940                   636
                                                    -------------     -----------------

Income before income taxes                                 2,274                 1,060

Provision for income taxes                                   875                   403
                                                    -------------     -----------------

Net income                                               $ 1,399               $   657
                                                    =============     =================


Income per common share:

Net income                                                $ 0.17                $ 0.08

Weighted average number of shares outstanding          8,319,420             8,345,608


The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,            December 31,
                                                               1997                   1996
(In thousands, except share data)                           (Unaudited)            (Audited)
-----------------------------------------------    ---------------------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    851               $  1,353
  Customer receivables, less allowances of $5,657
      and $5,699 at March 31, 1997, and December 31,              42,481                 39,983
      1996, respectively
  Other receivables                                                  627                    890
  Tires on equipment                                               4,243                  4,514
  Prepaid expenses                                                 5,871                  6,899
  Deferred income taxes                                            2,625                  2,625
                                                           -------------     -------------------

      Total current assets                                        56,698                 56,264

Property and equipment:
  Revenue equipment                                              127,415                127,443
  Land and structures                                             37,521                 36,459
  Other equipment                                                 18,043                 15,718
  Leasehold improvements                                             493                    479
                                                           --------------        -------------------

      Total property and equipment                               183,472                180,099

Less accumulated depreciation and amortization                  (73,220)               (70,924)
                                                           --------------        -------------------

      Net property and equipment                                 110,252               109,175

Other assets, less insurance policy loans of $1,815 at
  March 31, 1997, and December 31, 1996                            5,829                 5,287
                                                           --------------        -------------------

      Total assets                                              $172,779             $ 170,726
                                                           ==============        ===================











The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                 March 31,                December 31,
                                                                   1997                       1996
(In thousands, except share data)                               (Unaudited)                (Audited)
----------------------------------------------        ----------------------------     ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  9,873                   $ 14,860
  Compensation and benefits                                           7,816                      6,919
  Claims and insurance accruals                                       8,720                      8,918
  Other accrued liabilities                                           2,107                      1,509
  Income taxes payable                                                  503                        -
  Current maturities of long-term debt                                4,537                      3,659
                                                             ---------------        -------------------

      Total current liabilities                                      33,556                     35,865

Long-term debt                                                       40,415                     39,482
Other non-current liabilities                                         7,645                      7,074
Deferred income taxes                                                14,326                     13,377
                                                             ---------------        -------------------

      Total long-term liabilities                                    62,386                     59,933

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,308,196 and 8,345,608 shares outstanding
  at March 31, 1997, and December 31, 1996, respectively                831                        835
Capital in excess of par value                                       23,867                     23,352
Retained earnings                                                    52,139                     50,741
                                                             ---------------        -------------------

  Total stockholders' equity                                         76,837                     74,928

Commitments and contingencies                                           -                           -
                                                             ---------------        -------------------

      Total liabilities and stockholders' equity                   $172,779                   $170,726
                                                             ===============        ===================








The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended March 31,
                                                                     -------------------------------
(In thousands)                                                            1997              1996
--------------------------------------------------------------       ------------   ----------------
Cash flows from operating activities:
  Net income                                                           $   1,399          $     657
  Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                       3,991              3,772
       Deferred income taxes                                                 949                101
       (Gain) Loss on sale of property and equipment                        (43)                 60
       Changes in assets and liabilities:
         Receivables, net                                                (2,235)            (1,960)
         Tires on equipment                                                  271                181
         Prepaid expenses and other assets                                   486                849
         Accounts payable                                                (4,987)              5,428
         Compensation, benefits and other accrued liabilities              1,495              1,777
         Estimated liability for claims                                    (198)               (36)
         Income taxes payable                                                503                491
         Other liabilities                                                   571              (521)
                                                                     ------------   ----------------
             Net cash provided by operating activities                     2,202             10,799
                                                                     ------------   ----------------
Cash flows from investing activities:
  Purchase of property and equipment                                     (5,531)           (11,175)
  Proceeds from sale of property and equipment                               505                 21
                                                                     ------------   ----------------
             Net cash used in investing activities                       (5,026)           (11,154)
                                                                     ------------   ----------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                 5,000                -
  Principal payments under debt and capital lease agreements               (944)            (1,852)
  Net proceeds (payments) on short-term revolving line of credit         (2,245)              2,450
  Purchase and retirement of restricted stock                                511                -
                                                                     ------------   ----------------
             Net cash provided by financing activities                     2,322                598
                                                                     ------------   ----------------
Increase (Decrease) in cash and cash equivalents                           (502)                243
Cash and cash equivalents at beginning of period                           1,353                986
                                                                     ------------   ----------------
Cash and cash equivalents at end of period                             $     851          $   1,229
                                                                     ============   ================




The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

2. Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of earnings per share in the current period and those leading up to the date of adoption and thereafter is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations for the Three Months Ended March 31, 1997, Compared to March 31, 1996


               Expenses as a Percentage of Revenue from Operations


                                                                          Three Months Ended
                                                                              March 31,
                                                                   1997                      1996
                                                                ----------------------------------
Revenue from operations                                           100.0%                    100.0%
                                                                --------                   -------

Operating expenses:
   Salaries, wages and benefits                                    59.0                      56.0
   Purchased transportation                                         4.6                       8.1
   Operating supplies and expenses                                 10.2                      10.5
   Depreciation and amortization                                    5.4                       5.5
   Building and office equipment rents                              2.3                       2.5
   Operating taxes and licenses                                     4.5                       4.5
   Insurance and claims                                             3.2                       3.5
   Communications and utilities                                     1.9                       2.2
   General supplies and expenses                                    3.7                       4.0
   Miscellaneous expenses                                           0.8                       0.7
                                                                -------                   -------

Total operating expenses                                           95.6                      97.5
                                                                -------                   -------

Operating income                                                    4.4                       2.5

Interest expense, net                                               1.2                       0.8
Other expense, net                                                  0.1                       0.1
                                                                -------                    ------

Income before income taxes                                          3.1                       1.6

Provision for income taxes                                          1.2                       0.6
                                                                -------                    ------

Net income                                                          1.9%                      1.0%
                                                                =======                    ======



RESULTS OF OPERATIONS

Three Months Ended March 31, 1997, versus Three Months Ended March 31, 1996

Net revenue for the first quarter of 1997 was $73,591,000, an increase of 7.8%, compared to $68,262,000 for the first quarter of 1996. Less than truckload ([fcoq]LTL[fccq]) tonnage increased 5.2% during the quarter primarily due to efforts to increase market share and freight density in the existing service center network. On February 20, 1997, the Company acquired certain assets of American Central Xpress, Inc., an Illinois based LTL trucking company with coverage primarily in Illinois and Missouri. In addition, a new service center was opened in Houston, Texas, on March 31, 1997. These additions resulted in less than ten percent of the increased tonnage during the quarter compared to the previous year.

Average revenue per LTL shipment increased 5.2% to $121.21 in the current quarter from $115.17 for the same quarter in 1996. This improvement was due primarily to a 3.9% increase in LTL weight per shipment to 1,084 lbs. from 1,043 lbs. In addition, average LTL revenue per hundredweight increased to $11.18 compared to $11.04, an increase of 1.3%. This increase reflects a rate increase effective January 1, 1997, on the Company's general tariffs.

Operating expenses as a percentage of net revenue (operating ratio) decreased to 95.6% for the first quarter of 1997 from 97.5% for the same period of 1996. The decrease in the operating ratio was due to decreases in purchased transportation, operating supplies and expenses, depreciation and amortization, building and office equipment rents, insurance and claims, communications and utilities and general supplies and expenses as a percent of revenue. Combined, these costs decreased to 31.3% of revenue compared to 36.3% for the same quarter of 1996.

Purchased transportation accounted for a significant portion of the lower operating expenses, decreasing to 4.6% of revenue from 8.1% for the same quarter last year. This decrease is due to the Company continuing to replace cartage agents with Company personnel and equipment. The decrease in operating supplies and expenses is attributed to a reduction in vehicle repair and maintenance expenses to 2.2% of revenue from 2.4% for the same quarter of 1996 as the harsh winter weather experienced during the first quarter of 1996 resulted in higher than normal operating costs. Building and office equipment rents decreased to 2.3% of revenue from 2.5% primarily as a result of the Company's purchase of service centers that were previously leased. Insurance and claims decreased to 3.2% of revenue from 3.5% due primarily to a reduction in cargo claims expense to 1.8% percent of revenue from 2.2% for the same quarter of 1996.

Combined, depreciation and amortization, communications and utilities and general supplies and expenses decreased to 11.0% of revenue from 11.7% for the same quarter of 1996. These decreases can be attributed to the Company's effort to leverage revenue growth against relatively fixed costs.

These reduced expenses as a percent of revenue were partially offset by increases in salaries, wages and benefits to 59.0% of revenue compared to 56.0% for the same period last year. This increase is a result of the expansion costs in Illinois and Texas, reduced use of outside cartage agents replaced by Company personnel and equipment and a 17% increase in the number of Company sales personnel in conjunction with the Company's strategy of building market share in existing markets. The increased sales force is expected to generate additional revenue in strategic lanes as the year progresses.

Interest expense increased to 1.2% of revenue in the first quarter of the current year from .8% for the same quarter of 1996. The increase was due primarily to an increase in outstanding debt to $44,952,000 at March 31, 1997, from $30,814,000 at March 31, 1996.

Net income was $1,399,000 for the quarter ended March 31, 1997, an increase of 112.9%, compared to $657,000 for the same quarter of the previous year. The effective tax rate was 38.5% for the first quarter of 1997 compared to 38.0% for the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, as well as the routine tractor and trailer turnover cycle, have required continued investment in property and equipment. In order to accommodate this growth, the Company currently anticipates capital expenditures between $33,000,000 and $35,000,000 for 1997. This investment will be financed principally by internally generated cash flow supplemented with borrowings. Capital expenditures during the quarter ended March 31, 1997, were approximately $5,531,000. Long-term debt including current maturities increased to $44,952,000 at March 31, 1997, from $43,141,000 at December 31, 1996. As a result, the Company has internally financed 67.3% of the first quarter capital expenditures.

The Company generally meets its working capital needs with cash generated from operations. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses. The Company currently maintains a $32,500,000 uncollateralized committed credit agreement that provides a $15,000,000 line of credit and a $17,500,000 letter of credit facility. Interest on the line of credit is charged at rates that can vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate is based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate International Swap Dealers Association Agreement that hedges the interest rate on a portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of March 31, 1997, the Company had fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .2% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .6% is charged on the outstanding letters of credit. At March 31, 1997, there was $3,645,000 outstanding on the line of credit and $11,275,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that there are sufficient credit lines and capacity to meet seasonal and long-term financing needs.

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

FORWARD-LOOKING INFORMATION

Forward-looking statements in the Company's Quarterly Report on Form 10-Q, Quarterly Report to Stockholders and other written and oral statements made by or on behalf of the Company, including and without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) the Company's goals, strategies and expectations are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability of fuel and other significant resources; (5) the impact of various regulatory bodies; and (6) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)    Exhibits:

               Exhibit No.           Description
               -------------         --------------
               27                    Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OLD DOMINION FREIGHT LINE, INC.


DATE: April 30, 1997                   J. WES FRYE
                                       -----------
                                       J. Wes Frye
                                       Treasurer (Principal Financial Officer)



DATE: April 30, 1997                   JOHN P. BOOKER III
                                       -------------------
                                       John P. Booker III
                                       Controller (Principal Accounting Officer)