Form 10-Q
period 1997-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 1997-08-13
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to _________.

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

                           Yes  X .                    No    .

     As of August 11, 1997, there were 8,308,196 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                ------------------------------   -------------------------------
                                                                  JUNE 30,         June 30,        JUNE 30,         June 30,
                                                                    1997             1996            1997             1996
(In thousands, except share and per share data)                  (UNAUDITED)     (Unaudited)      (UNAUDITED)     (Unaudited)
------------------------------------------------------------------------------   -------------   --------------  ---------------

Revenue from operations                                             $  84,490       $  74,862        $ 158,081        $ 143,124

Operating expenses:
  Salaries, wages and benefits                                         49,053          41,202           92,474           79,418
  Purchased transportation                                              3,700           5,859            7,097           11,415
  Operating supplies and expenses                                       7,498           7,751           15,030           14,949
  Depreciation and amortization                                         4,126           4,011            8,117            7,783
  Building and office equipment rents                                   1,788           1,788            3,463            3,467
  Operating taxes and licenses                                          3,582           3,207            6,895            6,293
  Insurance and claims                                                  2,888           2,688            5,204            5,094
  Communications and utilities                                          1,481           1,443            2,906            2,925
  General supplies and expenses                                         3,256           2,798            5,962            5,522
  Miscellaneous expenses                                                1,057             722            1,658            1,169
                                                                --------------   -------------   --------------  ---------------

    Total operating expenses                                           78,429          71,469          148,806          138,035
                                                                --------------   -------------   --------------  ---------------

Operating income                                                        6,061           3,393            9,275            5,089

Other deductions:
  Interest expense, net                                                   854             649            1,722            1,195
  Other expense, net                                                       79              94              151              184
                                                                --------------   -------------   --------------  ---------------

    Total other deductions                                                933             743            1,873            1,379
                                                                --------------   -------------   --------------  ---------------

Income before income taxes                                              5,128           2,650            7,402            3,710

Provision for income taxes                                              1,975           1,007            2,850            1,410
                                                                --------------   -------------   --------------  ---------------

Net income                                                         $    3,153       $   1,643      $     4,552      $     2,300
                                                                ==============   =============   ==============  ===============


INCOME PER COMMON SHARE:

Net income                                                             $ 0.38          $ 0.20           $ 0.55           $ 0.28

Average number of shares outstanding                                8,308,196       8,345,608        8,313,808        8,345,608


The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,                 December 31,
                                                                           1997                       1996
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                $       648                 $    1,353
  Customer receivables, less allowances of $5,849
      and $5,699 at June 30, 1997, and December 31,                             46,015                     39,983
      1996, respectively
  Other receivables                                                                575                        890
  Tires on equipment                                                             4,569                      4,514
  Prepaid expenses                                                               4,652                      6,899
  Deferred income taxes                                                          2,625                      2,625
                                                                     ------------------        -------------------

      Total current assets                                                      59,084                     56,264

Property and equipment:
  Revenue equipment                                                            136,296                    127,443
  Land and structures                                                           39,370                     36,459
  Other equipment                                                               19,909                     15,718
  Leasehold improvements                                                           653                        479
                                                                     ------------------        -------------------

      Total property and equipment                                             196,228                    180,099

Less accumulated depreciation and amortization                                (76,436)                   (70,924)
                                                                     ------------------        -------------------

      Net property and equipment                                               119,792                    109,175

Other assets, less insurance policy loans of $1,815 at
  June 30, 1997, and December 31, 1996                                           5,776                      5,287
                                                                     ------------------        -------------------

      Total assets                                                           $ 184,652                  $ 170,726
                                                                     ==================        ===================






The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                         JUNE 30,                 December 31,
                                                                           1997                       1996
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   11,255                 $   14,860
  Compensation and benefits                                                      9,436                      6,919
  Claims and insurance accruals                                                  9,274                      8,918
  Other accrued liabilities                                                      1,704                      1,509
  Income taxes payable                                                              26                          -
  Current maturities of long-term debt                                           5,287                      3,659
                                                                     ------------------        -------------------

      Total current liabilities                                                 36,982                     35,865

Long-term debt                                                                  43,572                     39,482
Other non-current liabilities                                                    7,807                      7,074
Deferred income taxes                                                           16,300                     13,377
                                                                     ------------------        -------------------

      Total long-term liabilities                                               67,679                     59,933

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares authorized
  8,308,196 and 8,345,608 shares outstanding
  at June 30, 1997, and December 31, 1996, respectively                            831                        835
Capital in excess of par value                                                  23,867                     23,352
Retained earnings                                                               55,293                     50,741
                                                                     ------------------        -------------------

  Total stockholders' equity                                                    79,991                     74,928

Commitments and contingencies                                                        -                          -
                                                                     ------------------        -------------------

      Total liabilities and stockholders' equity                             $ 184,652                 $  170,726
                                                                     ==================        ===================






The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     SIX MONTHS ENDED JUNE
                                                                               -----------------------------------
                                                                                    1997                1996
(In thousands)                                                                   (UNAUDITED)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $   4,552         $    2,300
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                     8,117              7,783
       Deferred income taxes                                                             2,923              1,107
      (Gain) Loss on sale of property and equipment                                       (77)                134
       Changes in assets and liabilities:
         Receivables, net                                                              (5,717)            (4,062)
         Tires on equipment                                                               (55)              (146)
         Prepaid expenses and other assets                                               1,758              1,524
         Accounts payable                                                              (3,605)              1,894
         Compensation, benefits and other accrued liabilities                            2,712              1,946
         Claims and insurance accruals                                                     356                688
         Income taxes payable                                                               26                287
         Other non-current liabilities                                                     733              (810)
                                                                               ----------------    ---------------
             Net cash provided by operating activities                                  11,724             12,645
                                                                               ----------------    ---------------
Cash flows from investing activities:
  Purchase of property and equipment                                                  (19,563)           (24,185)
  Proceeds from sale of property and equipment                                             904                 40
                                                                               ----------------    ---------------
             Net cash used in investing activities                                    (18,659)           (24,145)
                                                                               ----------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                               9,000             37,000
  Principal payments under debt and capital lease agreements                           (2,300)           (10,459)
  Net payments on short-term revolving line of credit                                    (980)           (12,000)
  Purchase and retirement of restricted stock                                              511                -
                                                                               ----------------    ---------------
             Net cash provided by financing activities                                   6,230             14,541
                                                                               ----------------    ---------------
Decrease in cash and cash equivalents                                                    (705)              3,041
Cash and cash equivalents at beginning of period                                         1,353                986
                                                                               ----------------    ---------------
Cash and cash equivalents at end of period                                         $       648       $      4,027
                                                                               ================    ===============






The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997, VS. JUNE 30, 1996


               EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS


                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                              ------------------------------       -------------------------------
                                                  1997             1996                1997              1996
                                              -------------     ------------       -------------     -------------

Revenue from operations                             100.0%           100.0%              100.0%            100.0%
                                              -------------     ------------       -------------     -------------

Operating expenses:
   Salaries, wages and benefits                       58.1             55.0                58.5              55.5
   Purchased transportation                            4.4              7.8                 4.5               8.0
   Operating supplies and expenses                     8.9             10.4                 9.5              10.4
   Depreciation and amortization                       4.9              5.4                 5.1               5.4
   Building and office equipment rents                 2.1              2.4                 2.2               2.4
   Operating taxes and licenses                        4.2              4.3                 4.4               4.4
   Insurance and claims                                3.4              3.6                 3.3               3.6
   Communications and utilities                        1.8              1.9                 1.8               2.0
   General supplies and expenses                       3.8              3.7                 3.8               3.9
   Miscellaneous expenses                              1.2              1.0                 1.0               0.8
                                              -------------     ------------       -------------     -------------

Total operating expenses                              92.8             95.5                94.1              96.4
                                              -------------     ------------       -------------     -------------

Operating income                                       7.2              4.5                 5.9               3.6

Interest expense, net                                  1.1              0.9                 1.1               0.8
Other expense, net                                     0.1              0.1                 0.1               0.2
                                              -------------     ------------       -------------     -------------

Income before income taxes                             6.0              3.5                 4.7               2.6

Provision for income taxes                             2.3              1.3                 1.8               1.0
                                              -------------     ------------       -------------     -------------

Net income                                            3.7%             2.2%                2.9%              1.6%
                                              =============     ============       =============     =============

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997, VERSUS THREE MONTHS ENDED JUNE 30, 1996

Net revenue for the second quarter of 1997 was $84,490,000, an increase of 12.9%, compared to $74,862,000 for the second quarter of 1996. Less than truckload ("LTL") tonnage increased 12.7% during the quarter while LTL shipments increased 10.4%. These increases were achieved through the Company's focus in 1997 to improve the yield of its revenue base and to build market share in existing areas of operation.

Average revenue per LTL shipment increased 3.2% to $120.68 in the current quarter from $116.97 for the same quarter in 1996. This improvement was due primarily to a 2.2% increase in LTL weight per shipment to 1,070 lbs. from 1,047 lbs. In addition, average LTL revenue per hundredweight increased to $11.28 compared to $11.17, an increase of 1.0%. This improvement reflects a rate increase effective January 1, 1997, on the Company's general tariffs. Revenue per hundredweight is affected by factors in addition to rate changes, such as weight per shipment. Generally, an increase in weight per shipment will reduce revenue per hundredweight. As such, the Company believes the increased weight per shipment of 2.2% for the quarter reduced the growth in revenue per hundredweight.

Operating expenses as a percentage of net revenue ("operating ratio") decreased to 92.8% for the second quarter of 1997 from 95.5% for the same period of 1996. The decrease in the operating ratio was due to decreases in purchased transportation, operating supplies and expenses, depreciation and amortization, building and office equipment rents, operating taxes and licenses, insurance and claims and communications and utilities as a percent of revenue. Combined, these costs decreased to 29.7% of revenue compared to 35.8% for the same quarter of 1996.

Purchased transportation accounted for a significant portion of lower operating expenses, decreasing to 4.4% of revenue from 7.8% for the same quarter last year. This decrease was due to the Company's continuing to replace cartage agents with Company personnel and equipment. The decrease in operating supplies and expenses was attributed primarily to a reduction in vehicle repair and maintenance expenses to 1.8% of revenue from 2.3% for the same quarter of 1996. Building and office equipment rents decreased to 2.1% of revenue from 2.4% primarily as a result of the Company's purchase of service centers that were previously leased. Insurance and claims decreased to 3.4% of revenue from 3.6% due primarily to a reduction in cargo claims expense to 1.6% percent of revenue from 2.3% for the same quarter of 1996.

Combined, depreciation and amortization, operating taxes and licenses and communications and utilities expenses decreased to 10.9% of revenue from 11.6% for the same quarter of 1996. These decreases can be attributed to the Company's effort to leverage revenue growth against fixed and administrative costs.

These reduced expenses were partially offset by increases in salaries, wages and benefits, general supplies and expenses and miscellaneous expenses as a percent of revenue. Salaries, wages and benefits increased to 58.1% of revenue compared to 55.0% for the same period last year. This increase was a result of the expansion costs in Illinois and Texas, reduced use of outside cartage agents replaced by Company personnel and equipment and the addition of 45 new Company sales personnel in 1997. The planned increase in the sales force is a key component of the Company's strategy to build market share and freight density in existing markets. The increased sales force is expected to generate additional revenue in strategic lanes as the year progresses.

Combined, general supplies and expenses and miscellaneous expenses increased slightly to 5.0% of revenue from 4.7% for the same period of 1996. These increases are attributed to increased professional services incurred by the Company during the second quarter of 1997 and to administrative costs resulting from the Company's 1997 expansion.

Interest expense increased to 1.1% of revenue from .9% for the same quarter of 1996. The increase was due primarily to an increase in outstanding debt to $48,859,000 at June 30, 1997, from $44,757,000 at June 30, 1996.

Net income was $3,153,000 for the quarter, an increase of 91.9%, compared to $1,643,000 for the same quarter of the previous year. The effective tax rate was 38.5% for the second quarter of 1997 compared to 38.0% for the same period of 1996.


SIX MONTHS ENDED JUNE 30, 1997, VERSUS SIX MONTHS ENDED JUNE 30, 1996

Net revenue for the six months ended June 30, 1997, was $158,081,000, an increase of 10.5%, compared to $143,124,000 for the same period of 1996. LTL tonnage increased 9% due primarily to a 5.9% increase in LTL shipments as well as a 3.0% increase in the LTL weight per shipment. This increase is attributed to Company's ongoing efforts to improve the yield of its revenue base and build market share in existing areas of operation.

Average LTL revenue per hundredweight was $11.23 for the first six months ended June 30, 1997, compared to $11.11 for the same period of 1996. This increase reflects a rate increase effective January 1, 1997, and a continuing effort to improve pricing. The increase in the LTL weight per shipment, combined with a 1.1% increase in revenue per hundredweight, resulted in a 4.2% increase in the revenue per LTL shipment to $120.92 from $116.10.

Operating expenses as a percentage of net revenue were 94.1%, compared to 96.4% for the same period of 1996. Combined, purchased transportation, operating supplies and expenses, depreciation and amortization, building and office equipment rents, insurance and claims, communications and utilities and general supplies and expenses decreased to 30.2% of net revenue compared to 35.7%.

The improvement in the operating ratio was due principally to decreases in purchased transportation and operating supplies and expenses. Purchased transportation decreased to 4.5% of revenue from 8.0% due to the Company's continuing efforts to replace cartage agents with Company personnel and equipment as market share and density improves. Operating supplies and expenses decreased to 9.5% of revenue for the current six-month period from 10.4% for the same period of 1996. This decrease is primarily due to a decrease in vehicle repair and maintenance to 2.0% of revenue from 2.4%.

Building and office equipment rents were reduced to 2.2% of revenue from 2.4% due to the purchase of service centers previously leased. Insurance and claims were reduced to 3.3% of revenue from 3.6% due to a reduction in cargo claims to 1.7% of revenue from 2.2%. Reductions in depreciation and amortization, communications and utilities and general supplies and expenses were a result of leveraging higher revenue against relatively fixed and administrative costs.

The reduction of these expenses as a percent of revenue was partially offset by increases in salaries, wages and benefits to 58.5% of revenue as compared to 55.5% for the same period of 1996. This increase reflects the impact of expansion costs in Illinois and Texas, reduced use of outside cartage agents replaced by Company personnel and equipment and the planned addition of 45 new Company sales personnel in 1997. The increased sales force is consistent with the Company's strategy of building market share in existing markets.

The Company's net interest expense was 1.1% of revenue for the six months ended June 30, 1997, compared to .8% for the same period of 1996 due to the increase in average outstanding debt in 1997.

Net income was $4,552,000 for the six months ended June 30, 1997, an increase of 97.9%, compared to $2,300,000 for the same six-month period the previous year. The effective tax rate was 38.5% for 1997 and 38.0% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, as well as the routine tractor and trailer turnover cycle, have required continued investment in property and equipment. The Company anticipates capital expenditures of approximately $35,000,000 for the year ending December 31, 1997. This investment will be financed principally by internally generated cash flow supplemented with borrowings. Capital expenditures during the quarter ended June 30, 1997, were approximately $19,563,000. Long-term debt, including current maturities, increased by $5,718,000 to $48,859,000 at June 30, 1997, from $43,141,000 at December 31, 1996. For the period ending June 30, 1997, the Company has financed 70.8% of its year-to-date 1997 capital expenditures through internally generated cash flows from operations.

The Company generally meets its working capital needs with cash generated from operations. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses. On April 22, 1997, the Company amended the $32,500,000 uncollateralized committed agreement to consist of a $17,500,000 line of credit and a $15,000,000 letter of credit facility. Interest on the line of credit is charged at rates that can vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate is based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate International Swap Dealers Association Agreement that hedges the interest rate on a portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of June 30, 1997, the Company had fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .2% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .6% is charged on the outstanding letters of credit. At June 30, 1997, there was $4,190,000 outstanding on the line of credit and $9,325,500 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that there are sufficient credit lines and capacity to meet seasonal and long-term financing needs.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the second quarter and for the six months ended June 30, 1997, the effect of inflation on the Company's results of operations was minimal.

SEASONALITY

The Company's operations are subject to seasonal trends common in the trucking industry. Operating results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. The second and third quarters are stronger due to increased demand for services during the spring and summer months.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks ("UST's"). The Company is in compliance with all applicable environmental laws and regulations relating to UST's and does not believe that the cost of future compliance would have a material adverse effect on the Company's operations or financial condition.

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


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Stockholders on May 5, 1997. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

                  Nominee                    For                      Withheld
                  -------                    ---                      --------
              Earl E. Congdon              7,732,716                   3,351
              John R. Congdon              7,732,716                   3,351
              John A. Ebeling              7,732,716                   3,351
              Harold G. Hoak               7,732,316                   3,751
              Franz F. Holscher            7,732,316                   3,751

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

              Exhibit No.           Description

              4.4.5 Fourth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 22, 1997

              27                    Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OLD DOMINION FREIGHT LINE, INC.


DATE:    August 11, 1997       J. WES FRYE
                               J. Wes Frye
                               Sr. V.P. - Finance and Chief Financial Officer
                               (Principal Financial Officer)



DATE:  August 11, 1997         JOHN P. BOOKER III
                               John P. Booker III
                               V.P. - Controller (Principal Accounting Officer)