Form 10-Q
period 1997-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 1997-11-07
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________.

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

                           Yes  X                       No
                               ----                       -----

     As of November 6, 1997, there were 8,310,596 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended                 Nine Months Ended
                                                              --------------------------------   -------------------------------
                                                                Sept. 30,        Sept. 30,         Sept. 30,       Sept. 30,
                                                                   1997             1996             1997             1996
(In thousands, except share and per share data)                (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
------------------------------------------------------------  ---------------  ---------------   --------------  ---------------

Revenue from operations                                            $  88,275        $  77,279        $ 246,356        $ 220,403

Operating expenses:
  Salaries, wages and benefits                                        51,792           42,519          144,266          121,937
  Purchased transportation                                             4,209            5,972           11,306           17,387
  Operating supplies and expenses                                      7,787            7,736           22,817           22,685
  Depreciation and amortization                                        4,396            4,155           12,513           11,938
  Building and office equipment rents                                  1,728            1,736            5,191            5,203
  Operating taxes and licenses                                         3,625            3,311           10,520            9,604
  Insurance and claims                                                 2,455            2,738            7,659            7,832
  Communications and utilities                                         1,623            1,331            4,529            4,256
  General supplies and expenses                                        3,190            2,500            9,152            8,022
  Miscellaneous expenses                                                 968              772            2,626            1,941
                                                              ---------------  ---------------   --------------  ---------------

    Total operating expenses                                          81,773           72,770          230,579          210,805
                                                              ---------------  ---------------   --------------  ---------------

Operating income                                                       6,502            4,509           15,777            9,598

Other deductions:
  Interest expense, net                                                  932              851            2,654            2,046
  Other expense, net                                                     118              143              269              327
                                                              ---------------  ---------------   --------------  ---------------

    Total other deductions                                             1,050              994            2,923            2,373
                                                              ---------------  ---------------   --------------  ---------------

Income before income taxes                                             5,452            3,515           12,854            7,225

Provision for income taxes                                             2,099            1,335            4,949            2,745
                                                              ---------------  ---------------   --------------  ---------------

Net income                                                        $    3,353       $    2,180      $     7,905      $     4,480
                                                              ===============  ===============   ==============  ===============


Income per common share:

Net income                                                             $0.40            $0.26            $0.95            $0.54

Weighted average number of shares outstanding                      8,308,287        8,345,608        8,311,968        8,345,608




The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           September 30,              December 31,
                                                                               1997                     1996
(In thousands, except share data)                                          (Unaudited)                (Audited)
--------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                  $        798              $      1,353
  Customer receivables, less allowances of $6,133 and
      $5,699 at September 30, 1997, and December 31,                               48,132                    39,983
      1996, respectively
  Other receivables                                                                   615                       890
  Tires on equipment                                                                4,704                     4,514
  Prepaid expenses                                                                  4,101                     6,899
  Deferred income taxes                                                             2,625                     2,625
                                                                         -----------------        ------------------

      Total current assets                                                         60,975                    56,264

Property and equipment:
  Revenue equipment                                                               144,413                   127,443
  Land and structures                                                              40,442                    36,459
  Other equipment                                                                  19,472                    15,718
  Leasehold improvements                                                              677                       479
                                                                         -----------------        ------------------

      Total property and equipment                                                205,004                   180,099

Less accumulated depreciation and amortization                                   (78,528)                  (70,924)
                                                                         -----------------        ------------------

      Net property and equipment                                                  126,476                   109,175

Other assets, less insurance policy loans
  of $1,815 at September 30, 1997,
  and December 31, 1996                                                             5,958                     5,287
                                                                         -----------------        ------------------

      Total assets                                                              $ 193,409                $  170,726
                                                                         =================        ==================





The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                            September 30,              December 31,
                                                                                1997                      1996
(In thousands, except share data)                                            (Unaudited)                (Audited)
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $   12,631                $   14,860
  Compensation and benefits                                                        10,558                     6,919
  Claims and insurance accruals                                                     9,636                     8,918
  Other accrued liabilities                                                         2,324                     1,509
  Income taxes payable                                                                 -                         -
  Current maturities of long-term debt                                              4,838                     3,659
                                                                         -----------------        ------------------

      Total current liabilities                                                    39,987                    35,865

Long-term debt                                                                     45,222                    39,482
Other non-current liabilities                                                       8,111                     7,074
Deferred income taxes                                                              16,741                    13,377
                                                                         -----------------        ------------------

      Total long-term liabilities                                                  70,074                    59,933

Stockholders' equity:
Common stock - $.10 par  value,  25,000,000  shares
  authorized, 8,308,596  and  8,345,608 shares
  outstanding at September 30, 1997, and
  December 31, 1996,  respectively                                                    831                       835

Capital in excess of par value                                                     23,871                    23,352
Retained earnings                                                                  58,646                    50,741
                                                                         -----------------        ------------------

  Total stockholders' equity                                                       83,348                    74,928

Commitments and contingencies                                                          --                        --
                                                                         -----------------        ------------------

      Total liabilities and stockholders' equity                                $ 193,409                 $ 170,726
                                                                         =================        ==================




The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended September 30,
                                                                             -----------------------------------------
                                                                                    1997                  1996
(In thousands)                                                                  (Unaudited)            (Unaudited)
------------------------------------------------------------------------     -------------------    ------------------
Cash flows from operating activities:
   Net income                                                                        $    7,905            $    4,480
   Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                                    12,513                11,938
        Deferred income taxes                                                             3,364                 2,443
        (Gain) Loss on sale of property and equipment                                     (227)                   130
        Changes in assets and liabilities:
          Receivables, net                                                              (7,874)               (5,963)
          Tires on equipment                                                              (190)                  (29)
          Prepaid expenses and other assets                                               2,127                 1,029
          Accounts payable                                                              (2,229)                 1,268
          Compensation, benefits and other accrued liabilities                            4,454                 3,084
          Estimated liability for claims                                                    718                   778
          Income taxes payable                                                             --                     477
          Other liabilities                                                               1,037               (1,095)
                                                                             -------------------    ------------------
             Net cash provided by operating activities                                   21,598                18,540
                                                                             -------------------    ------------------
Cash flows from investing activities:
   Purchase of property and equipment                                                  (31,127)              (37,296)
   Proceeds from sale of property and equipment                                           1,540                   710
                                                                             -------------------    ------------------
             Net cash used by investing activities                                     (29,587)              (36,586)
                                                                             -------------------    ------------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                               9,000                38,112
   Principal payments under debt and capital lease agreements                           (3,746)              (12,416)
   Net proceeds (payments) on short-term revolving line of credit                         1,665               (6,925)
   Net effect of restricted stock distribution                                              511                    --
   Proceeds from conversion of stock options                                                  4                    --
                                                                             -------------------    ------------------
             Net cash provided by financing activities                                    7,434                18,771
                                                                             -------------------    ------------------
(Decrease) Increase in cash and cash equivalents                                          (555)                   725
Cash and cash equivalents at beginning of period                                          1,353                   986
                                                                             -------------------    ------------------
Cash and cash equivalents at end of period                                          $       798           $     1,711
                                                                             ===================    ==================










The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

There have been no significant changes in the accounting policies of the Company. There were no significant changes in the Company's commitments and contingencies as previously described in the 1996 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

PENDING  ACCOUNTING  PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of earnings per share in the current period and those leading up to the date of adoption and thereafter is not expected to be material.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operations and major customers. The Company expects to adopt Statement No. 131 in the first quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations for the Three Months and Nine Months Ended September 30, 1997, Compared to September 30, 1996


                             Expenses as a Percentage of Revenue from Operations


                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                              ------------------------------       -------------------------------
                                                  1997             1996                1997              1996
                                              -------------     ------------       -------------     -------------

Revenue from operations                             100.0%           100.0%              100.0%            100.0%

Operating expenses:
   Salaries, wages and benefits                       58.7             55.0                58.6              55.3
   Purchased transportation                            4.8              7.7                 4.6               7.9
   Operating supplies and expenses                     8.8             10.0                 9.3              10.3
   Depreciation and amortization                       5.0              5.4                 5.1               5.4
   Building and office equipment rents                 2.0              2.3                 2.1               2.4
   Operating taxes and licenses                        4.1              4.3                 4.3               4.4
   Insurance and claims                                2.8              3.5                 3.1               3.6
   Communications and utilities                        1.8              1.7                 1.8               1.9
   General supplies and expenses                       3.6              3.3                 3.7               3.6
   Miscellaneous expenses                              1.0              1.0                 1.0               0.8
                                              -------------     ------------       -------------     -------------

Total operating expenses                              92.6             94.2                93.6              95.6
                                              -------------     ------------       -------------     -------------

Operating income                                       7.4              5.8                 6.4               4.4

Interest expense, net                                  1.1              1.1                 1.1               0.9
Other expense, net                                     0.1              0.2                 0.1               0.2
                                              -------------     ------------       -------------     -------------

Income before income taxes                             6.2              4.5                 5.2               3.3

Provision for income taxes                             2.4              1.7                 2.0               1.3
                                              -------------     ------------       -------------     -------------

Net income                                            3.8%             2.8%                3.2%              2.0%
                                              =============     ============       =============     =============



RESULTS OF OPERATIONS

Three Months Ended September 30, 1997, Compared to Three Months Ended September 30, 1996

Net revenue for the third quarter of 1997 was $88,275,000, an increase of 14.2%, compared to $77,279,000 for the same quarter of 1996. Less-than-truckload ("LTL") tonnage increased 10.2% during the quarter while total tonnage increased 8.3%. LTL and total shipments increased 16.4% and 16.3%, respectively, compared to the same quarter of 1996. While the Company has added four new service centers since the third quarter of 1996, most of the tonnage is a direct result of the Company's focus on improving market share and density within existing markets.

Average LTL revenue per shipment increased .6% to $116.32 in the current quarter compared to $115.57 for the same quarter of 1996. This increase was a result of an increase in average LTL revenue per hundredweight offset by a decrease in weight per shipment. Average LTL revenue per hundredweight was $11.63 for the current quarter compared to $10.91 for the third quarter of 1996, an increase of 6.6%. This improvement reflects an improved revenue yield as a result of the January 1, 1997, rate increases on public tariffs and increases on private tariffs which have been negotiated throughout the year. The increased revenue per shipment was offset by a 5.6% decrease in LTL weight per shipment to 1,000 lbs. from 1,059 lbs. The decrease was due mainly to a 22.4% increase in minimum weight shipments , as compared to normal shipment levels, incurred during the strike in August by the International Brotherhood of Teamsters against United Parcel Service. The Company believes the additional revenue generated from this strike had little impact on profitability, as these shipments resulted in higher operating costs.

Operating expenses as a percentage of net revenue ("operating ratio") were 92.6% for the third quarter of 1997 compared to 94.2% for the same quarter of 1996. The decrease in operating ratio was due primarily to decreases in purchased transportation and operating supplies and expenses, which combined were 4.1 operating points lower than the comparable quarter of 1996. In addition, depreciation and amortization, building and office equipment rents, operating taxes and licenses and insurance and claims decreased as a percent of revenue compared to the same period the previous year. Combined, these expenses were 13.9% of revenue for the current quarter compared to 15.5% of revenue for the same period of 1996.

Purchased transportation decreased to 4.8% percent of revenue in the third quarter of 1997 from 7.7% for the same quarter last year. This decrease was the result of higher use of Company personnel and equipment for pickup and delivery operations previously performed by cartage agents. Operating supplies and expenses decreased to 8.8% of revenue from 10.0% for the same quarter last year due mainly to reductions in vehicle repair and maintenance costs compared to the previous comparable quarter.

Building and office equipment rents decreased to 2.0% of revenue in the third quarter of 1997 from 2.3% for the same quarter of 1996 as a result of the Company's purchase of service centers that were previously leased. Insurance and claims decreased to 2.8% from 3.5% for the comparable quarter of 1996. This decrease is primarily attributed a reduction in cargo claims expense to 1.4% of revenue from 2.2% for the same quarter of 1996. This reduction reflects a Company-wide focus on continuous improvement in freight handling processes and equipment.

Depreciation and amortization and operating taxes and licenses, combined, decreased to 9.1% of revenue during the third quarter of 1997 compared to 9.7% for the third quarter of 1996. These decreases can be attributed to the Company's effort to leverage revenue growth against fixed and administrative costs.

These decreases were offset slightly by increases in salaries, wages and benefits, communications and utilities and general supplies and expenses.
Salaries, wages and benefits increased to 58.7% of revenue from 55.0% for the previous quarter of 1996 as a result of reduced use of cartage agents replaced by Company personnel and equipment and the planned addition of 38 new sales personnel in 1997. Combined, general supplies and expenses and communications and utilities increased slightly to 5.4% of revenue for the third quarter of 1997 from 5.0% for the same quarter of 1996. These increases are attributed to administrative costs associated with the addition of the new sales personnel in 1997 and to improvements in the Company's communications infrastructure.

Net income was $3,353,000 for the quarter, an increase of 53.8%, compared to $2,180,000 for the same quarter of the previous year. The effective tax rate was 38.5% and 38.0% for the third quarters of 1997 and 1996, respectively.

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996

Net revenue for the nine months ended September 30, 1997, was $246,356,000, an increase of 11.8%, compared to $220,403,000 for the same period of 1996. LTL tonnage increased 9.4% during the same comparable periods. These increases reflect both the Company's focus in 1997 to improve the yield of the revenue base and increase market share in existing areas of operations.

Average LTL revenue per shipment increased 2.8% to $119.22 during current the nine-month period compared to $115.92 for the same period of 1996. This increase was caused by two factors. First, average LTL revenue per hundredweight increased 3.1% to $11.38 compared to $11.04. This improvement reflects improved revenue yield generated from an increase on public tariffs which became effective on January 1, 1997, and increases on private tariffs which are re-negotiated as they expire. The increased revenue per hundredweight was offset by a slight .2% decrease in LTL weight per shipment to 1,048 lbs. from 1,050 lbs. The decrease in shipment weight was due in part to the Teamsters strike against United Parcel Service which caused minimum weight shipments to increase 22.4% in August of 1997 compared to normal levels.

The operating ratio was 93.6% for the nine months ended September 30, 1997, compared to 95.6% for the same period of 1996. The decrease in operating ratio was primarily due to a decrease in purchased transportation to 4.6% from 7.9% and a decrease in operating supplies and expenses to 9.3% from 10.3%.
Depreciation and amortization, building and office equipment rents, operating taxes and licenses, insurance and communications decreased as a percent of revenue to 16.4% for the current nine-month period from 17.7% for the same period last year.

The decrease in purchased transportation was the result of the Company continuing to replace cartage agents with Company equipment and personnel. The decrease in operating supplies and expenses was due mainly to reductions in both fuel and vehicle repair and maintenance costs as compared to the same period for 1996.

Building and office equipment rents decreased to 2.1% of revenue for the first nine months of 1997 from 2.4% for the same period of 1996 as a result of the Company's purchase of service centers that were previously leased. Insurance and claims decreased to 3.1% from 3.6% for the comparable period of 1996. This decrease is primarily attributed to a reduction in cargo claims expense to 1.6% of revenue from 2.2% for the same period of 1996. This reduction reflects a Company-wide focus of continuous improvement to freight handling processes and equipment.

Depreciation and amortization and operating taxes and licenses, combined, decreased to 9.4% of revenue during the first nine months of 1997 compared to 9.8% for the comparable period of 1996. These decreases can be attributed to the Company's effort to leverage revenue growth against fixed and administrative costs.

These decreases were partially offset by increases in salaries, wages and benefits to 58.6% from 55.3% caused by a reduction in the use of cartage agents, which were replaced by Company personnel, and to the planned addition of 38 new sales personnel in 1997. These are in conjunction with the Company's strategy to increase service center density and increase market share within existing markets.

Interest expense increased to 1.1% of revenue from .9% for the same period last year. The increase was due mainly to a higher average outstanding debt for the 1997 period.

Net income was $7,905,000 for the nine-month period, an increase of 76.5%, compared to $4,480,000 for the previous year. The effective tax rate was 38.5% for the current period compared to 38.0% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, as well as the routine tractor and trailer turnover cycle, have required continued investment in property and equipment. The Company anticipates capital expenditures of approximately $34,000,000 for the year ending December 31, 1997. This investment will be financed principally by internally generated cash flows, supplemented with borrowings. Capital expenditures were approximately $11,564,000 and $31,127,000 during the quarter and nine months ended September 30, 1997, respectively. Long-term debt, including current maturities, increased $6,919,000 to $50,060,000 at September 30, 1997, from $43,141,000 at December
31, 1996. The Company financed 77.8% of its nine-month year-to-date 1997 capital expenditures through internally generated cash flows from operations. Expenditures related to the year 2000 conversion are not expected to be of a material nature and therefore will not adversely affect the Company.

The Company generally meets its working capital needs with cash generated from operations. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses. On April 22, 1997, the Company amended the $32,500,000 uncollateralized committed agreement to consist of a $17,500,000 line of credit and a $15,000,000 letter of credit facility. Interest on the line of credit is charged at rates that can vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate is based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate International Swap Dealers Association Agreement that hedges the interest rate on a portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of September 30, 1997, the Company had fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .2% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on the outstanding letters of credit. At September 30, 1997, there was $7,555,000 outstanding on the line of credit and $9,325,500 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that there are sufficient credit lines and capacity to meet seasonal and long-term financing needs.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the third quarter and for the nine months ended September 30, 1997, the effect of inflation on the Company's results of operations was minimal.

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

FORWARD-LOOKING INFORMATION

Forward-looking statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the Company's goals, strategies and expectations are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel and other significant resources; (5) the impact of various regulatory bodies; and (6) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits:

               Exhibit No.           Description
               -------------         -------------
               27                    Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OLD DOMINION FREIGHT LINE, INC.


DATE:    November 6, 1997      J. WES FRYE
         -----------------     --------------
                               J. Wes Frye
                               Sr. V.P. - Finance and Chief Financial Officer
                               (Principal Financial Officer)



DATE:    November 6, 1997      JOHN P. BOOKER III
         ---------------       --------------------
                               John P. Booker III
                               V.P. - Controller (Principal Accounting Officer)