Form 10-K
period 1997-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 1998-03-11
CIK 878927

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

                  REGISTRANT'S TELEPHONE NUMBER (336) 889-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK ($.10 PAR VALUE)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 9, 1998, was $25,254,945.

     As of March 9, 1998, the registrant had outstanding 8,310,596 shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Old Dominion Freight Line, Inc. ("Old Dominion", the "Company" or the "Registrant", as appropriate for this report), is an inter-regional and regional motor carrier transporting primarily less-than-truckload ("LTL") shipments of general commodities, including consumer goods, textiles and capital goods to a diversified customer base. The Company serves regional markets in the Southeast, Northeast, Midwest and West regions of the country. Old Dominion connects these geographic regions with high quality inter-regional service.

         Old Dominion's operating strategy is to provide high quality and timely service, including time definite and expedited delivery services, at competitive prices, while maintaining low operating costs. Along key inter-regional lanes, Old Dominion maintains published service standards that generally provide for delivery time schedules that are faster than those of its principal national competitors, in part, because of its more efficient service center network. The Company's service standards provide for delivery times of between two and three days along key inter-regional lanes between 500 and 1,500 miles. The Company generally provides for one or two-day delivery along regional lanes of less than 500 miles, which Old Dominion believes is highly competitive.

         The Company seeks to reduce unit operating costs and improve service by building freight volume, or density, in its markets. Increasing density reduces unloading and reloading at breakbulk facilities, resulting in faster transit times and reduced cargo claims, and also improves equipment utilization. Old Dominion also lowers its cost structure and reduces cargo claims by using twin 28-foot trailers exclusively in its linehaul operations. Use of twin 28-foot trailers permits the Company to transport freight directly from its point of origin to destination with minimal unloading and reloading, and permits more freight to be hauled behind a tractor than could be hauled if the Company used one larger trailer. Approximately 60% of the Company's LTL tonnage moves directly from the origination service center to its destination without being reloaded to another trailer at a breakbulk facility, with a substantial majority of the remaining tonnage experiencing no more than one breakbulk handling per shipment. Further, management believes that it gains an operating advantage by maintaining flexible work force rules among its nonunion labor force, which permits service center employees to perform several functions that result in reliable delivery and a higher level of customer satisfaction.

         The Company also transports shipping containers between several port cities and inland points in its core southeastern service area. For the year ended December 31, 1997, container services accounted for 3.0% of the Company's operating revenue. Old Dominion also provides assembly and distribution services primarily to its retail customers.

THE LTL INDUSTRY

         Old Dominion transports primarily LTL shipments, which are defined as shipments weighing less than 10,000 pounds. Generally, LTL carriers transport freight from multiple shippers to multiple consignees through a service center network, based on standard transit times.

         Deregulation of the trucking industry in 1980 created a new operating environment for motor carriers, permitting them to choose, for the first time, their operating routes and pricing policies. Since deregulation, most LTL carriers have focused on providing service in either a single regional market or the national market. Furthermore, the overall trucking industry currently is undergoing changes that affect both shippers and carriers. Shippers are seeking to reduce the number of carriers they use and to establish service-based, long-term relationships with a small group of preferred or "core carriers." This trend toward the use of "core carriers" offers significant growth opportunities for carriers that possess financial stability and can provide both regional and inter-regional, high quality service with low costs. The Company believes that this trend has created an opportunity for it to increase lane and service center density along key inter-regional lanes in which a relatively small number of carriers offer high quality service. Old Dominion's strategy is to continue to capitalize on the opportunities provided by deregulation by building its market share in key inter-regional and regional lanes. From time to time, certain national carriers have sought to compete in selected inter-regional markets and along selected inter-regional lanes and may seek to do so in the future as national markets mature, but the Company believes that it holds a key competitive advantage over its principal national competitors due to its more efficient service center network.

         LTL companies are generally categorized as regional, inter-regional or national motor carriers, based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as inter-regional carriers. National carriers generally have average lengths of haul that exceed 1,000 miles. For the year ended December 31, 1997, Old Dominion had an average length of haul of 869 miles.

         In the motor carrier industry, revenue is primarily a function of weight, length of haul and commodity class, and is frequently described in terms of revenue per hundredweight. The Company tracks revenue per hundredweight as a measure of pricing, commodity mix and rate trends.

         LTL carriers can improve profitability by increasing lane and service center density. Increased lane density lowers unit operating costs and improves service. Increased service center density, by increasing the amount of freight handled at a given service center location, improves utilization of assets and other fixed costs.

REVENUE EQUIPMENT AND MAINTENANCE

         At December 31, 1997, the Company operated 1,761 tractors. The Company uses new tractors in linehaul operations for approximately three to four years and then transfers those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of Company service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

         At December 31, 1997, the Company operated a fleet of 7,467 trailers. As the Company has expanded and its needs for equipment have increased, the Company has purchased new trailers as well as trailers meeting its specifications from other trucking companies that have ceased operations. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing the trailer fleet's average age; however, the Company believes the age of its trailer fleet compares favorably with its competitors.

         The Company develops certain specifications for revenue equipment, the production and purchase of which are negotiated with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers' production schedules. The Company believes that there is sufficient capacity among suppliers to ensure an uninterrupted flow of equipment.

         The table below reflects, as of December 31, 1997, the average age of Old Dominion's revenue equipment:

Type of Equipment                    Number
(Categorized by Primary Use)       of Units               Average Age
----------------------------       --------               -----------
Linehaul tractors                     1,402                 2.8 years
Pickup and delivery tractors            359                 6.4 years
Pickup and delivery trucks               21                 6.4 years
Linehaul 28-foot trailers             6,223                 6.4 years
Pickup and delivery trailers          1,244                11.6 years

         The Company currently has major maintenance operations at its service centers in Atlanta, Georgia; Chicago, Illinois; Morristown and Memphis, Tennessee; Los Angeles, California; Columbus, Ohio; and Greensboro, North Carolina. In addition, six other service center locations are equipped to perform routine and preventive maintenance checks and repairs on the Company's equipment.

         The Company has an established scheduled maintenance policy and procedure that is administered by the Vice President - Equipment and Maintenance. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage intervals ranging from 10,000 to 12,500 miles, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance at designated time intervals ranging from 60 to 90 days.

         The table below sets forth the Company's capital expenditures for certain revenue equipment during 1995, 1996 and 1997:

Year    Service Centers      Tractors              Trailers             Total
----    ---------------      --------              --------             -----

1995      $   485,000       $ 9,727,000          $12,918,000        $23,130,000
1996      $12,513,000       $13,116,000          $10,120,000        $35,749,000
1997      $ 6,371,000       $17,529,000          $ 4,889,000        $28,789,000

SERVICE CENTER OPERATIONS

         At December 31, 1997, Old Dominion conducted operations through 79 service center locations, of which it owns 28 and leases 51. The Company operates major breakbulk facilities in Atlanta, Georgia; Columbus, Ohio; Morristown, Tennessee; Jersey City, New Jersey; Los Angeles, California; and Greensboro, North Carolina, while using some smaller service centers for limited breakbulk activity. Old Dominion's service centers are strategically located to permit the Company to provide the highest quality service and minimize freight rehandling costs.

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

         The Company also has established primary responsibility for customer service at the local level. Service center employees trace freight movements using the Company's automated tracing systems which provides for immediate response to customer requests for delivery information. While the Company maintains primary accountability for customer service at the local service center, the Company has established a customer service function at the corporate offices to offer additional customer support.

         The Company plans to expand capacity at existing service centers as well as expand the number of service centers geographically as opportunities arise that provide for profitable growth and fit the needs of its customers.

LINEHAUL TRANSPORTATION

         The Company's Transportation Department is responsible for directing the movement of freight among the Company's service centers. Linehaul dispatchers monitor the movement of freight among service centers with an on-line automated dispatch system that operates continuously. Each morning, the Company's senior management reviews the prior day's freight movements, transit times, load factors, empty miles and other key statistics to monitor the Company's performance.

         The Company uses scheduled runs, and schedules additional runs as necessary, to meet its published service standards. The Company uses twin trailers exclusively in its linehaul operations to reduce breakbulk handling and to increase linehaul productivity.

MARKETING AND CUSTOMERS

         At December 31, 1997, the Company had a sales staff of 237 employees. The Company compensates its sales force, in part, based upon revenue generated, which the Company believes helps motivate its marketing employees.

         The Company utilizes a computer modeling program to determine the price level at which a particular shipment of freight will be profitable. Elements of the pricing model may be modified, as necessary, to simulate the actual conditions under which the freight will be moved. From time to time, the Company also competes for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of from one to two years and typically choose to enter into a contractual arrangement with a limited number of motor carriers based upon price and service.

         For the year ended December 31, 1997, Old Dominion's largest 20, 10, and 5 customers accounted for approximately 21.8%, 16.4% and 11.8%, respectively, of the Company's operating revenue. The Company's largest customer for 1997 accounted for approximately 3.6% of operating revenue. While the Company is not dependent upon one customer, a reduction or termination of services provided by the Company to a large group of customers could have an adverse effect on the Company's business and operating results.

COMPETITION

         The transportation industry is highly competitive on the basis of both price and service. Old Dominion competes with regional, inter-regional and national LTL and truckload carriers and, to a lesser extent, with air freight carriers and railroads, a number of which have greater financial resources, operate more equipment and have larger freight capacity than the Company. The Company believes that it is able to compete effectively in its markets by providing high quality and timely service at competitive prices.

SAFETY AND INSURANCE

         The Company's Vice President - Safety and Personnel, Director of Claims and Director of Claims Prevention implement and monitor its safety and loss prevention programs with the assistance of ten field supervisors. As a result of the Company's emphasis on safety, the accident frequency, as defined by the National Safety Council (including minor and unavoidable accidents), has decreased from 12.5 accidents per million miles for the year ended December 31, 1989, to 7.3 accidents per million miles for the year ended December 31, 1997.

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

FUEL AVAILABILITY AND COST

         The motor carrier industry is dependent upon the availability of diesel fuel. Increases in fuel prices and fuel taxes, to the extent not offset by rate increases or fuel surcharges to customers, shortages of fuel or rationing of petroleum products could have a material, adverse effect on the operations and profitability of the Company. The Company has not experienced difficulties in maintaining a consistent and ample supply of fuel. In periods of extreme price increases, the Company has implemented a fuel surcharge which is consistent with other competitors. Management believes that the Company's operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of its competitors. Fuel costs normally fluctuate between three and five percent of operating revenue. Fuel expense was 4.4% of revenue in 1997.

EMPLOYEES AND DRIVERS

         At December 31, 1997, the Company employed 4,486 persons in the following categories:

                                                Number of
Category                                        Employees
--------                                        ---------
Salaried and clerical                              1,160
Drivers                                            2,190
Platform                                             760
Mechanics                                            139
Sales (corporate and field)                          237

         At December 31, 1997, the Company employed 1,025 road drivers and 1,165 city drivers. All drivers hired by the Company are selected based upon driving records and experience. Drivers are required to pass drug tests at employment and are later required to take such tests periodically, by random selection. Competition for drivers is intense within the trucking industry, and the Company periodically experiences difficulties in attracting and retaining qualified drivers. There can be no assurance that the Company's operations will not be affected by a shortage of qualified drivers in the future which could result in temporary under-utilization of revenue equipment, difficulty in meeting shipper demands and increased compensation levels for drivers. Difficulty in attracting or retaining qualified drivers could require the Company to limit growth and have a materially adverse effect on the Company's operations.

         To help fulfill driver needs, the Company offers employees the opportunity to become drivers as the need arises. Since 1988, the Company has operated its own driver training program. In management's opinion, driver qualification programs, which are required to be taken by all drivers, have been an important factor in improving the Company's safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid for 1997 were approximately $375,000.

         None of the Company's employees are currently represented by a collective bargaining unit, and management believes that relations with its employees are excellent. From time to time there have been efforts to organize Company employees at various service centers, none of which have been successful. However, there can be no assurance that the Company's employees will not unionize in the future, which could increase the Company's operating costs and force it to alter its operating methods, which could in turn have a materially adverse effect on the Company's operating results.

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

         The Company was regulated by the Interstate Commerce Commission (the "ICC") until passage of the ICC Termination Act of 1995, which abolished the ICC on December 31, 1995. The Surface Transportation Board, an independent entity within the United States Department of Transportation ("DOT"), assumed many of the responsibilities of the ICC. The Company is also regulated by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates, certain mergers, consolidations and acquisitions, and periodic financial reporting. The motor carrier industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing services to, shippers.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The Company is subject to federal, state and local environmental laws and regulations, particularly relating to underground fuel storage tanks ("USTs"). The Company believes it is in compliance with applicable environmental laws and regulations, including those relating to USTs, and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information regarding the present executive officers of the Company:

Name and Age                Positions and Offices with the Company
------------                --------------------------------------

Earl E. Congdon (67)        Chairman of the Board of Directors and Chief
                            Executive Officer

John R. Congdon (65)        Vice Chairman of the Board of Directors

John A. Ebeling (60)        Vice Chairman of the Board of Directors

David S. Congdon (41)       President, Chief Operating Officer

John B. Yowell (46)         Executive Vice President

J. Wes Frye (50)            Sr. Vice President - Finance, Treasurer, Chief
                            Financial Officer and Assistant Secretary

Joel B. McCarty, Jr. (60)   Sr. Vice President, General Counsel and Secretary

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

         John A. Ebeling has been a Vice Chairman of the Board of Directors since May of 1997. He formerly served as President and Chief Operating Officer from August of 1985 to May of 1997 and was first elected a director in August of 1985. Mr. Ebeling was previously employed by ANR Freight Systems from 1978 to 1985, holding the positions of Chairman and Chief Executive Officer.

         David S. Congdon has been employed by the Company since 1978 and, since May 1997, has served as President and Chief Operating Officer. He has held various positions in the Company including Vice President - Quality and Field Services, Vice President - Quality, Vice President - Transportation, President - Dominion Furniture Xpress ( a division of Old Dominion that specialized in furniture transportation) and held other positions in operations and engineering. He is the son of Earl E. Congdon.

         John B. Yowell has been employed by the Company since February 1983 and was promoted to Executive Vice President in May of 1997. He has held the position of Vice President - Corporate Services, Vice President - Central Region, Vice President - South Central Area, Assistant to the President and Vice President - Management Information Systems. He is a son-in-law of Earl E. Congdon.

         J. Wes Frye has been the Sr. Vice President - Finance since May of 1997. He has been Chief Financial Officer and Treasurer since joining the Company in February of 1985 and has served as Assistant Secretary since December of 1987. Mr. Frye served as the Vice President of Finance of Builders Transport, Inc., from 1982 to 1985, and in various positions, including Vice President - Controller of Johnson Motor Lines from 1975 to 1980. Mr. Frye is a Certified Public Accountant.

         Joel B. McCarty, Jr., has been a Sr. Vice President since May of 1997 and has served as General Counsel and Secretary since joining the Company in June of 1987. Before joining Old Dominion, he was Assistant General Counsel of McLean Trucking Company and was in private law practice prior to 1985.

         Information concerning the Company's other significant employees is as follows:

    Name and Age                Position
    ------------                --------

    Ernest Brantley (61)        Senior Vice President - Operations
    J. Timothy Turner (42)      Senior Vice President - Sales and Marketing
    John P. Booker, III (41)    Vice President - Controller
    Robert M. Delgado (59)      Vice President - Western Area
    Kevin M. Freeman (38)       Vice President - Field Sales
    Gregory C. Gantt (42)       Vice President - Southern Area
    Terry L. Hutchins (39)      Vice President - Quality and Field Services
    Richard F. Keeler (48)      Vice President - Corporate Services
    Mark M. Madden (46)         Vice President - Northern Area
    Buddy S. McBride (52)       Vice President - Transportation
    Hugh N. Morris Jr. (34)     Vice President - Midwest Area
    J. Edward Richardson (53)   Vice President - Equipment and Maintenance
    Brian J. Stoddard (50)      Vice President - Safety and Personnel
    Michael A. Wood (44)        Vice President - Central Area

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

         J. Timothy Turner has been employed by the Company since July 1981 and was promoted to Sr. Vice President - Sales and Marketing in May of 1997. He has also served as Vice President - Sales and Marketing, Vice President - National Accounts, Director of Sales, Central Area Director of Sales and District Sales Representative prior to 1986. He was employed by McLean Trucking Company from 1977 to 1981.

         John P. Booker, III, joined the Company in April 1987 and was promoted to Vice President - Controller in May of 1997. He previously served as Assistant Vice President and Controller. Between 1979 and 1987 he was employed by RJR Nabisco, Inc. and Monsanto Company where he held various accounting positions. Mr. Booker is a Certified Management Accountant.

         Robert M. Delgado joined the Company in December 1985 and was promoted to Vice President - Western Area in October 1996. He has also served as the Director of the Western Area and as the Los Angeles Service Center Manager. Prior to joining the Company, he held several management positions with Watkins Motor Lines and American Freightways.

         Kevin M. Freeman joined the Company in 1988 and was promoted to Vice President - Field Sales in May of 1997. He previously served as Director of Field Sales, Central Sales Director and as an area sales representative. Prior to joining Old Dominion, he was employed in the air freight industry as a National Sales Representative.

         Gregory C. Gantt joined the Company in November 1994 as Vice President
- South Central Area and assumed responsibility for the Southern Area in January 1996. From 1978 to 1994 he was employed by Carolina Freight Carriers where he held various positions including Vice President - Southern Region, Regional Manager and Operations Director.

         Terry L. Hutchins joined the Company in December 1992 and was promoted to Vice President - Quality and Field Services in December 1997. Previously he served as Vice President - Southern Area and Vice President - Central Area. Prior to joining the Company, he held several terminal manager and sales positions with Carolina Freight Carriers and McLean Trucking Company between 1980 and 1992.

         Richard F. Keeler joined the Company in 1993 and was promoted to Vice President - Corporate Services in May of 1997. He has previously served as Vice President - Midwest Area, Vice President - Northern Area, and as Director of Pickup and Delivery Operations. Formerly, he was employed by Standard Trucking Company where he served in various senior management positions.

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

         Hugh N. Morris joined the Company in 1986 and was promoted to Vice President - Midwest Area in May of 1997. He previously served as Manager of Sales and Service at the Charlotte, Atlanta and Tampa Service Centers, Southern Area Sales Director and held various management positions at the Chattanooga Service Center. Prior to joining Old Dominion he was employed by both ARA/Smith's Transfer and Apex/Humboldt Express where he held several management positions.

         J. Edward Richardson joined Old Dominion in December 1986 and has been Vice President Equipment and Maintenance since March of 1990. From 1986 to 1990, he was Director of Maintenance.

         Brian J. Stoddard joined the Company in 1969 and was promoted to Vice President - Safety and Personnel in May 1997. He previously served as Director - Safety and Personnel, Corporate Safety Manager, Service Center Manager - Dominion Furniture Xpress, Service Center Manager at both the Newport News and Norfolk Service Centers and as a supervisor, dockworker and driver.

         Michael A. Wood joined the Company in 1991 and was promoted to Vice President - Central Area in December 1997. He previously served as Manager of Sales and Service - Atlanta, and as both the Manager of Sales and Service and Assistant Manager of Sales and Service - Charlotte. Prior to joining Old Dominion he was employed by PIE Nationwide from 1979 to 1991.

ITEM 2. PROPERTIES

         The Company owns its general offices located in High Point, North Carolina, consisting of a four-story office building of approximately 56,500 square feet on 10.3 acres and an office building of approximately 15,000 square feet located near the general office. The Company also owns operating service center facilities in Baltimore, Maryland; Richmond, Manassas, Martinsville and Norfolk, Virginia; Charlotte, Hickory, Wilson and Fayetteville, North Carolina; Atlanta, Georgia; Columbia and Greenville, South Carolina; Orlando, Jacksonville, and Tampa, Florida; Tupelo, Mississippi; Morristown, Memphis, Nashville and Chattanooga, Tennessee; Cincinnati and Columbus, Ohio; Kansas City, Missouri; Los Angeles, California; Minneapolis, Minnesota; Dallas and Houston, Texas; and Milwaukee, Wisconsin.

         The Company also owns non-operating properties in Memphis and Nashville, Tennessee; Jacksonville, Florida; Los Angeles, California; St. Louis, Missouri; Wilson, Hickory and Fayetteville, North Carolina; New Orleans, Louisiana; Greenville, Mississippi; Baltimore, Maryland; and an office and maintenance facility in Birmingham, Alabama, all of which are held for lease. Currently the Los Angeles and Fayetteville properties are not under lease; the Birmingham, Wilson, New Orleans, Greenville and Baltimore properties are leased until September 2001; the Nashville property is leased until June 1998; the Jacksonville property is leased until February 1999; the Memphis property is leased until December 1998; and the St. Louis and Hickory properties are on month-to-month leases.

         Old Dominion leases 51 of its 79 service centers. The length of the leases range from month-to-month to a lease that expires on July 31, 2004. The Company believes that its leased facilities are adequate for its existing needs and that, as current leases expire, it will be able either to renew them or find comparable facilities without incurring any material negative impact on service to customers or its operating results.

         The Company believes that all of its properties are in good repair and are capable of providing the level of service required by current business levels and customer demands.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK AND DIVIDEND INFORMATION
The common stock of Old Dominion Freight Line, Inc. is traded on the Nasdaq Stock Market (National Market) under the symbol ODFL. At March 9, 1998, there were approximately 798 holders of the common stock, including 115 stockholders of record. No dividends have been paid on the common stock. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Note 2 of the Notes to Consolidated Financial Statements appearing in
Item 8 of this report.

MARKET PRICES OF COMMON STOCK:
                                        1997
         -------------------------------------------------------------------
           FIRST              SECOND               THIRD          FOURTH
          QUARTER            QUARTER              QUARTER        QUARTER
----------------------------------------------------------------------------
HIGH  $   12.375         $     14.25         $    19.75      $     19.25
LOW   $     9.50         $     11.75         $    13.50      $     14.00

                                         1996
         -------------------------------------------------------------------
           First              Second               Third          Fourth
          Quarter            Quarter              Quarter        Quarter
----------------------------------------------------------------------------
High  $    12.50         $     12.25         $    10.50      $     11.25
Low   $     7.50         $      9.25         $     7.50      $      8.50




MARKET MAKERS:
BT Alex Brown & Sons, Inc.; Herzog, Heine, Geduld, Inc.; Wheat, First Securities, Inc.; William Blair & Co.; Furman Selz Inc.; and Mayer & Schweitzer Inc.

ITEM 6. SELECTED FINANCIAL DATA

                                        SELECTED FINANCIAL DATA

                                                          For the Year Ended December 31,
                                             -----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
AND OPERATING STATISTICS)                        1997        1996       1995        1994       1993
--------------------------------------------------------------------------------------------------------
OPERATING DATA:
Revenue from operations                        $  328,844 $  293,006  $  248,079 $  243,547  $  205,399
Operating expenses:
  Salaries, wages and benefits                    193,523    163,490     141,163    131,138     109,135
  Purchased transportation                         15,494     21,435      18,933     21,897      20,878
  Operating supplies and expenses                  30,311     30,288      22,945     21,716      18,206
  Depreciation and amortization                    17,173     16,091      13,630     11,781      10,119
  Building and office equipment rents               6,921      6,874       5,991      5,292       4,162
  Operating taxes and licenses                     13,968     12,867      10,393      9,628       7,939
  Insurance and claims                             10,033     10,118       8,503      8,758       6,709
  Communications and utilities                      6,152      5,687       5,014      4,509       3,655
  General supplies and expenses                    11,976     10,444      10,195      9,406       8,658
  Miscellaneous expenses                            3,282      2,762       1,671      1,798       1,399
                                             -----------------------------------------------------------
    Total operating expenses                      308,833    280,056     238,438    225,923     190,860
                                             -----------------------------------------------------------
Operating income                                   20,011     12,950       9,641     17,624      14,539
Interest expense, net                               3,547      2,903       1,510      1,107       1,099
Other expense, net                                    273        137         329        110         226
                                             -----------------------------------------------------------
Income before income taxes and
  cumulative effect of changes in
  accounting principles                            16,191      9,910       7,802     16,407      13,214
Provision for income taxes                          6,153      3,766       2,995      6,399       4,947
                                             -----------------------------------------------------------
Income before cumulative effect of
  changes in accounting principles             $   10,038 $    6,144  $    4,807 $   10,008  $    8,267
                                             -----------------------------------------------------------


EARNINGS PER SHARE:
Basic                                               $1.21      $0.74       $0.58      $1.20       $0.99
Diluted                                             $1.21      $0.74       $0.58      $1.19       $0.99

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                               8,312      8,346       8,354      8,362       8,370
Diluted                                             8,322      8,347       8,357      8,378       8,388

OPERATING STATISTICS:
Operating ratio                                     93.9%      95.6%       96.1%      92.8%       92.9%
LTL revenue per hundredweight                      $11.37     $11.00      $10.87     $10.80      $10.43
Revenue per intercity mile                          $3.00      $2.92       $2.93      $3.04       $2.96
Intercity miles (in thousands)                    109,681    100,447      84,715     79,985      69,326
LTL tonnage (in thousands)                          1,334      1,221       1,037      1,024         883
Shipments (in thousands)                            2,607      2,388       2,084      2,034       1,740
Average length of haul (miles)                        869          -           -          -           -

                                                                       As of December 31,
                                             -----------------------------------------------------------
BALANCE SHEET DATA:                              1997        1996       1995        1994       1993
                                             -----------------------------------------------------------
Current assets                                    $59,860    $56,264     $50,465    $45,643     $46,613
Current liabilities                                39,084     35,865      31,861     34,538      35,056
Total assets                                      191,061    170,726     143,346    124,035     110,696
Long-term debt                                     47,301     43,141      30,216     18,625      18,989
Stockholders' equity                               85,501     74,928      68,784     63,726      53,676

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:



                                          1997           1996          1995
-----------------------------------------------------------------------------

Revenue from operations                  100.0%         100.0%        100.0%
                                     -----------    -----------   -----------

Salaries, wages and benefits               58.9           55.8          56.9
Purchased transportation                    4.7            7.3           7.6
Operating supplies and expenses             9.2           10.3           9.3
Depreciation and amortization               5.2            5.5           5.5
Building and office equipment rents         2.1            2.4           2.4
Operating taxes and licenses                4.2            4.4           4.2
Insurance and claims                        3.1            3.5           3.4
Communication and utilities                 1.9            1.9           2.0
General supplies and expenses               3.6            3.6           4.1
Miscellaneous expenses                      1.0            0.9           0.7
                                     -----------    -----------   -----------

Total operating expenses                   93.9           95.6          96.1
                                     -----------    -----------   -----------

Operating income                            6.1            4.4           3.9

Interest expense, net                       1.1            1.0           0.6
Other expense, net                          0.1            0.0           0.2
                                     -----------    -----------   -----------

Income before income taxes                  4.9            3.4           3.1

Provision for income taxes                  1.8            1.3           1.2
                                     -----------    -----------   -----------

Net income                                 3.1%           2.1%          1.9%
                                     ===========    ===========   ===========


1997 COMPARED TO 1996

Revenue from operations for 1997 was $328,844,000, an increase of 12.2%, compared to $293,006,000 for 1996. This revenue growth was a direct result of the Company's focus on improving both revenue per hundredweight, or revenue yield, and market share in existing areas of operations, or market density. Less than truckload ("LTL") tonnage increased 9.3% during the year and total tonnage increased 7.2%. These tonnage increases reflect increased market share in existing areas of operation, as well as the impact of opening five new service centers in 1997 and six new service centers in 1996, which primarily expanded and enhanced direct service in existing regions of operations.

Average LTL revenue per shipment increased 3.4% to $119.73 in the current year compared to $115.83 for 1996. This increase was a result of a 3.4% increase in LTL revenue per hundredweight to $11.37 in 1997 from $11.00 for the previous year. The improvement in LTL revenue per hundredweight reflects a general rate increase on public tariffs implemented on January 1, 1997, as well as increases on private tariffs which were negotiated throughout the year. The average weight per LTL shipment was 1,053 lbs. for both 1997 and 1996 and thus had no impact on the increase in average LTL revenue per shipment from 1996 to 1997.

Operating expense as a percentage of net revenue, or the operating ratio, was 93.9% for 1997 compared to 95.6% for the prior year. This improvement resulted primarily from decreases in purchased transportation and operating supplies and expenses, which combined were 3.7 operating points lower in 1997 than in 1996. Purchased transportation decreased to 4.7% of revenue from 7.3% in the prior year as a result of the Company's continuing effort to replace cartage agents with Company personnel and equipment. Operating supplies and expenses decreased to 9.2% of revenue from 10.3% in 1996 due to (1) a reduction in vehicle repair and maintenance costs to 2.0% of revenue from 2.2% for the previous year, (2) a $.05 reduction in the average price per gallon of fuel in 1997 and (3) improved fleet fuel efficiency to 6.5 miles per gallon in 1997 from 6.3 for the previous year. The reduced repair and maintenance costs resulted, in part, from a reduction in the average age of the linehaul tractor fleet to 2.8 years in 1997 from 3.0 years for the previous year and a comparatively milder winter season in 1997.

Building and office equipment rents decreased to 2.1% of revenue in 1997 compared to 2.4% in 1996 as a result of the Company's purchase of seven service center facilities. Insurance and claims decreased to 3.1% from 3.5% in the previous year. This decrease is primarily attributed to a reduction in cargo claims expense to 1.6% of revenue from 2.1% for 1996. This reduction reflects an ongoing Company-wide focus on continuous improvement in freight handling processes and equipment.

Depreciation and amortization decreased to 5.2% of revenue from 5.5% in 1996 and operating taxes and licenses decreased to 4.2% from 4.4% in 1996 as a result of the Company leveraging higher revenue against these relatively fixed operating costs in 1997.

These reductions in expenses were somewhat offset by an increase in salaries, wages and benefits to 58.9% of revenue from 55.8% for 1996. In 1997, the Company continued to replace cartage agents used for pickup and delivery services in remote areas with Company personnel and equipment, which primarily led to the increase in salaries, wages and benefits. As part of the overall strategy to increase density and market share in existing markets, the Company added 45 new field sales personnel in 1997, an increase of 23.4% over the prior year. In addition, the Company added five new service centers in 1997 which expanded direct coverage in regions already served. Linehaul and pickup and delivery wages tend to be higher in the expanded areas as the Company is committed to providing superior service while building service center and lane density.

The Company's net interest expense increased slightly as a percent of revenue to 1.1% in 1997 from 1.0% in 1996, due to an increase in average outstanding debt.

Net income was $10,038,000 for the year ended December 31, 1997, an increase of 63.4%, compared to $6,144,000 for 1996. The effective tax rate was approximately 38% in both 1997 and 1996.

1996 COMPARED TO 1995

Revenue from operations for 1996 was $293,006,000, an increase of 18.1%, compared to $248,079,000 for 1995. Less than truckload tonnage increased 17.7% during the year, and total tonnage increased 12.9%. During 1995, the Company opened 15 new service centers in ten additional states, and the increased tonnage reflects improved market share in 1996 in both the expanded areas as well as the service center network existing prior to the expansion. To a lesser degree, the tonnage increase was also a result of six new service centers that were opened by the Company in 1996, which enhanced service in existing major metropolitan markets rather than expand geographical coverage.

Average LTL revenue per shipment increased 3.8% to $115.83 in the current year compared to $111.62 for 1995. This increase was caused by two factors. First, the average LTL revenue per hundredweight was $11.00 in 1996 compared to $10.87 for the previous year, an increase of 1.2%. This improvement reflects a general rate increases on public tariffs implemented on January 1, 1996. In addition, the increase in LTL revenue per shipment was also due to an increase in LTL weight per shipment, which increased 2.5% to 1,053 lbs. for the current year from 1,027 lbs. for the previous year. Generally, revenue per hundredweight tends to decrease as shipment size increases; however, the Company's focus on improving revenue yield caused an opposite effect during the year, resulting in a higher revenue per hundredweight and a higher weight per shipment.

Operating expense as a percentage of net revenue, or the operating ratio, was 95.6% for 1996 compared to 96.1% for the prior year. This decrease was primarily a result of decreases in salaries, wages and benefits, purchased transportation and general supplies and expenses to 66.7% of revenue in 1996 from 68.6% in 1995. Salaries, wages and benefits decreased to 55.8% of revenue in the current year from 56.9% for the previous year. This improvement was primarily a result of lower fringe benefit costs as a percent of revenue, which decreased to 10.2% in 1996 from 11.8% in 1995. This decrease was due to a reduction in workers' compensation and group health expenses, which decreased as a percent of payroll to 7.8% in 1996 from 9.7% for the previous year. In addition, salaries decreased to 9.5% of revenue for the current year from 10.0% for 1995. Purchased transportation was reduced to 7.3% of revenue from 7.6% in 1995 as the Company continued to replace cartage agents with Company personnel and equipment. The Company reduced general and administrative expenses to 3.6% of revenue for 1996 compared to 4.1% for the previous year.

These reductions in expenses were somewhat offset by increases in both operating supplies and expenses and operating taxes and licenses to 14.7% of revenue in 1996 from 13.5% for 1995. The increase in operating supplies and expenses was primarily due to increased fuel costs experienced in 1996 to 4.9% of revenue up from 4.0% in 1995. The increased fuel cost was partially offset by a fuel surcharge implemented in mid-May of 1996 that is reflected in net revenue. The slight increase in operating taxes and licenses was due to increased state fuel tax liabilities.

The Company's net interest expense increased as a percent of revenue to 1.0% in 1996 from .6% in 1995, due to an increase in average outstanding debt.

Net income was $6,144,000 for the year ended December 31, 1996, an increase of 27.8%, compared to $4,807,000 for 1995. The effective tax rate was approximately 38% in both 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, as well as the routine tractor and trailer turnover cycle, has required continued investment in property and equipment. In order to accommodate this growth, the Company incurred capital expenditures of $34,223,000 during the year ended December 31, 1997, which includes $6,371,000 of outlays for service centers that replaced smaller or previously leased facilities at various locations. Cash flows generated internally were sufficient to fund 88.0% of the required capital expenditures during the year. The remaining capital needs were achieved through borrowings on the Company's line of credit, of which $6,730,000 was outstanding at year-end December 31, 1997, compared to $5,890,000 in the prior year. In addition, $9,000,000 of term financing payable over four years was obtained at interest rates ranging from fixed rates of 6.65% to LIBOR plus .60%. At December 31, 1997, long-term debt including current maturities increased to $47,301,000 from $43,141,000 at December 31, 1996.

The Company estimates capital expenditures to be approximately $60,000,000 to $65,000,000 for the year ending December 31, 1998. Of that, approximately $28,000,000 will be used to purchase additional revenue equipment, $30,000,000 is for purchases of larger replacement service centers or expansion of existing service centers and the remaining balance is to be used for investments in other assets and technology.

The Company generally meets its working capital needs with cash generated from operations. On April 22, 1997, the Company amended the $32,500,000 uncollateralized committed agreement to consist of a $17,500,000 line of credit facility and a $15,000,000 letter of credit facility. The Company previously had a $15,000,000 line of credit facility and a $17,500,000 letter of credit facility. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate for 1997 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate agreement with First Union National Bank that fixes the interest rate on a portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of December 31, 1997, the Company has fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on outstanding letters of credit. At December 31, 1997, there were $6,730,000 outstanding borrowings on the line of credit and $7,891,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

On February 27, 1998, the Company entered into a $20,000,000 private placement of debt through a Note Purchase Agreement with two insurance companies. The Note Purchase Agreement consists of $10,000,000 of Senior Notes maturing in seven years bearing an interest rate of 6.35% and $10,000,000 of Senior Notes maturing in ten years bearing an interest rate of 6.59%. The proceeds from this private debt agreement will be used to replace the outstanding borrowings on the line of credit facility with long term, fixed rate obligations and will also be used to finance 1998 planned capital expenditures for service center facilities and revenue equipment.

IMPACT OF THE YEAR 2000

Some of the Company's older software applications were written using two digits rather than four to define the applicable year. As a result, that software may interpret a date using "00" as the year 1900 rather than the year 2000. This could possibly cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of this year 2000 project is expected to be immaterial to the Company. The project is currently underway, with several of the affected systems having already been modified or replaced. The project is expected to be completed in its entirety by the first quarter of 1999. The Company believes that with the necessary modifications to existing software and any necessary conversions to new software, the year 2000 issue does not pose significant operational problems for its computer systems.

The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The Company has not completed an evaluation of its major customers and suppliers to determine if they have taken adequate measures to ensure that necessary modifications are made to their software prior to the year 2000. While the Company is not dependent on any one customer or supplier, failure to make necessary year 2000 modifications by any large groups of customers or suppliers could result in a material adverse impact on the Company.

INFLATION

Most of the Company's expenses are affected by inflation, which generally result in increased costs. During 1997, the effect of inflation on the Company's results of operations was minimal.

SEASONALITY

The Company's operations are subject to seasonal trends common in the motor carrier industry. Operating results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact the Company's performance by reducing demand and increasing operating expenses. The second and third quarters are stronger due to increased demand for services during the spring and summer months.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relating to underground storage tanks ("USTs"). The Company believes it is in compliance with all current applicable environmental laws and regulations including those relating to USTs, and does not believe that the cost of future compliance would have a material adverse effect on the Company's operations or financial condition.

FORWARD-LOOKING INFORMATION

Forward-looking statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment, service centers and other significant resources;
(5) the impact of various regulatory bodies; (6) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's inability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; and (8) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               OLD DOMINION FREIGHT LINE, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                              --------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                 1997              1996
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $       674        $     1,353
  Customer receivables, less allowances of $4,963 and
     $5,699,  respectively                                          43,399             39,983
  Other receivables                                                  1,492                890
  Tires on equipment                                                 5,052              4,514
  Prepaid expenses                                                   7,273              6,899
  Deferred income taxes                                              1,970              2,625
                                                              -------------     --------------
     Total current assets                                           59,860             56,264

Property and equipment:
  Revenue equipment                                                144,926            127,443
  Land and structures                                               42,572             36,459
  Other equipment                                                   19,675             15,718
  Leasehold improvements                                               721                479
                                                              -------------     --------------
     Total property and equipment                                  207,894            180,099

Less accumulated depreciation and amortization                    (83,064)           (70,924)
                                                              -------------     --------------
     Net property and equipment                                    124,830            109,175

Other assets, less insurance policy loans of $1,851
  and $1,815, respectively                                           6,371              5,287
                                                              -------------     --------------
     Total assets                                                $ 191,061          $ 170,726
                                                              =============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   14,161         $   14,860
  Compensation and benefits                                          8,915              6,919
  Claims and insurance accruals                                      9,275              8,918
  Other accrued liabilities                                          1,587              1,509
  Current maturities of long-term debt                               5,146              3,659
                                                              -------------     --------------
     Total current liabilities                                      39,084             35,865

Long-term debt                                                      42,155             39,482
Other non-current liabilities                                        7,704              7,074
Deferred income taxes                                               16,617             13,377
                                                              -------------     --------------
     Total long-term liabilities                                    66,476             59,933

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
 authorized, 8,310,596 and 8,345,608 shares outstanding,
  respectively                                                         831                835
Capital in excess of par value                                      23,891             23,352
Retained earnings                                                   60,779             50,741
                                                              -------------     --------------
  Total stockholders' equity                                        85,501             74,928

Commitments and contingencies                                           -                 -
                                                              -------------     --------------
     Total liabilities and stockholders' equity                  $ 191,061          $ 170,726
                                                              =============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                        OLD DOMINION FREIGHT LINE, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                       -------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)         1997              1996             1995
----------------------------------------------------------------------------------------
Revenue from operations                   $  328,844        $  293,006       $  248,079

Operating expenses:
  Salaries, wages and benefits               193,523           163,490          141,163
  Purchased transportation                    15,494            21,435           18,933
  Operating supplies and expenses             30,311            30,288           22,945
  Depreciation and amortization               17,173            16,091           13,630
  Building and office equipment rents          6,921             6,874            5,991
  Operating taxes and licenses                13,968            12,867           10,393
  Insurance and claims                        10,033            10,118            8,503
  Communications and utilities                 6,152             5,687            5,014
  General supplies and expenses               11,976            10,444           10,195
  Miscellaneous expenses                       3,282             2,762            1,671
                                       --------------    --------------  ---------------

    Total operating expenses                 308,833           280,056          238,438
                                       --------------    --------------  ---------------

Operating income                              20,011            12,950            9,641

Other deductions:
  Interest expense, net                        3,547             2,903            1,510
  Other expense, net                             273               137              329
                                       --------------    --------------  ---------------

    Total other deductions                     3,820             3,040            1,839
                                       --------------    --------------  ---------------

Income before income taxes                    16,191             9,910            7,802

Provision for income taxes                     6,153             3,766            2,995
                                       --------------    --------------  ---------------

Net income                              $     10,038       $     6,144      $     4,807
                                       ==============    ==============  ===============

Basic and diluted earnings per share    $       1.21      $       0.74     $       0.58
                                       ==============    ==============  ===============
Weighted average shares outstanding:
Basic                                          8,312             8,346            8,354
Diluted                                        8,322             8,347            8,357


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       Capital in
                                                             Common     excess of   Retained
(IN THOUSANDS)                                                stock     par value   earnings      Total
-------------------------------------------------------------------------------------------------------
Balance as of December 31, 1994                                $836     $23,100     $39,790     $63,726
Net income                                                       -          -         4,807       4,807
Release of common stock under Restricted Stock Agreement,
     net of tax charge of $22                                   (1)         252         -           251
                                                           --------------------------------------------
Balance as of December 31, 1995                                 835      23,352      44,597      68,784
Net income                                                       -         -          6,144       6,144
                                                           --------------------------------------------
Balance as of December 31, 1996                                 835      23,352      50,741      74,928
NET INCOME                                                       -          -        10,038      10,038
EXERCISE OF STOCK OPTIONS                                        -           24         -            24
RELEASE OF COMMON STOCK UNDER RESTRICTED STOCK AGREEMENT,
     NET OF TAX CHARGE OF $74                                   (4)         515         -           511
                                                           --------------------------------------------
BALANCE AS OF DECEMBER 31, 1997                                $831     $23,891     $60,779     $85,501
                                                           ============================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                                  --------------------------------------------
(IN THOUSANDS)                                                         1997            1996            1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $   10,038       $   6,144       $   4,807
  Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation and amortization                                    17,173          16,091          13,630
      Deferred income taxes                                             3,895           3,355           2,536
      Net effect of restricted stock distribution                         511               -             251
      (Gain) Loss on sale of property and equipment                     (178)              91            (635)
      Changes in assets and liabilities:
        Customer and other receivables, net                           (4,018)         (3,453)          (6,808)
        Tires on equipment                                              (538)           (575)            (180)
        Prepaid expenses and other assets                             (1,458)         (2,148)          (1,432)
        Accounts payable                                                (699)           4,356           1,730
        Compensation, benefits and other accrued liabilities            2,074           1,910             117
        Claims and insurance accruals                                     357             273          (2,290)
        Income taxes payable                                                -               -          (1,722)
        Other liabilities                                                 630          (1,309)          3,489
                                                                  ------------   -------------   -------------
           Net cash provided by operating activities                   27,787          24,735          13,493
                                                                  ------------   -------------   -------------
Cash flows from investing activities:
  Purchase of property and equipment                                  (34,223)        (38,324)        (27,757)
  Proceeds from sale of property and equipment                          1,573           1,031           1,266
                                                                  ------------   -------------   -------------
           Net cash used by investing activities                      (32,650)        (37,293)        (26,491)
                                                                  ------------   -------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                              9,000          38,112           6,000
  Principal payments under debt and capital lease agreements           (5,680)        (13,577)         (7,209)
  Net proceeds (payments) on short-term revolving line of credit          840         (11,610)         12,800
  Proceeds from conversion of stock options                                24               -               -
                                                                  ------------   -------------   -------------
           Net cash provided by financing activities                    4,184          12,925          11,591
                                                                  ------------   -------------   -------------
(Decrease) Increase in cash and cash equivalents                         (679)            367          (1,407)
Cash and cash equivalents at beginning of period                        1,353             986           2,393
                                                                  ------------   -------------   -------------
Cash and cash equivalents at end of period                            $   674     $     1,353       $     986
                                                                  ============   =============   =============


Supplemental disclosure of non-cash activities:
  The Company released 76,668 and 38,334 shares of common stock for the years ended December 31, 1997 and December 31, 1995, respectively, under a Restricted Stock Agreement.

Cash paid for interest was approximately $4,565,000, $1,990,000 and $1,570,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
The Company is an inter-regional and regional motor carrier transporting primarily less-than-truckload shipments of general commodities, such as consumer goods, textiles and capital goods, to a diversified customer base. The Company serves regional markets in the Southeast, Northeast, Midwest and West regions of the country. Old Dominion connects these geographic regions with high quality inter-regional service

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Gain or loss on retirement or disposal of assets is recorded in income or expense. The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

               Structures                  5 to 25 years
               Revenue equipment           3 to 12 years
               Other equipment             3 to 10 years
               Leasehold improvements      Lesser of 10 years or life of lease

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

EARNINGS PER SHARE
Net income per common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 8,311,521, 8,345,608 and 8,353,830 for the years ended December 31, 1997, 1996 and 1995, respectively.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which requires companies to present basic earnings per share ("EPS") and diluted earnings per share, instead of the primary and fully diluted EPS that was previously required. The new standard requires additional informational disclosures and also makes certain modifications to the formerly applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard was required to be adopted by all public companies for reporting periods ending after December 15, 1997, and required restatement of EPS for all prior periods reported. The Company's restated earnings per share under SFAS No. 128 for both basic and diluted earnings per share was $1.21, $.74 and $.58 for 1997, 1996 and 1995, respectively. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 1997, 1996 and 1995.

FAIR VALUES OF FINANCIAL INSTRUMENTS
At December 31, 1997, and 1996, the carrying value of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

STOCK BASED COMPENSATION
Stock based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is not significant.

RECLASSIFICATIONS
Certain amounts in prior periods have been reclassified to conform with the current period presentation.

PENDING ACCOUNTING PRONOUNCEMENTS
In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company expects to adopt SFAS No. 130 in the first quarter of 1998.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The SFAS also requires additional disclosures with respect to products and services, geographic areas of operations and major customers. The Company will adopt SFAS No. 131 in 1998.

The impact of the adoption of these statements is not expected to be material.

NOTE 2 - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                           December 31,
                                                                  ----------------------------
(In thousands)                                                      1997            1996
----------------------------------------------------------------------------------------------
Borrowings under bank revolving credit agreement                      $  6,730       $  5,890
Equipment obligations, principal payable in monthly installments
  plus interest ranging from 5.2% to 7.0%                                9,994          6,283
Senior notes payable                                                    30,000         30,000
Capitalized lease obligations                                              577            968
                                                                  ----------------------------
                                                                        47,301         43,141
Less current maturities                                                  5,146          3,659
                                                                  ----------------------------
                                                                       $42,155        $39,482
                                                                  ============================

Equipment and capitalized lease obligations are collateralized by property and equipment with a net book value of $14,644,000 at December 31, 1997.

As of December 31, 1997, aggregate maturities of long-term debt are as follows:

(In thousands)
---------------------------------------------------------------------------

1998                                                              $  5,146
1999                                                                 4,968
2000                                                                 7,211
2001                                                                 5,960
2002                                                                 5,857
Thereafter                                                          11,429
                                                             --------------
                                                                    40,571
Borrowings outstanding under the revolving credit agreement          6,730
                                                             --------------
                                                                   $47,301
                                                             ==============

The Company generally meets its working capital needs with cash generated from operations. On April 22, 1997, the Company amended its $32,500,000 uncollateralized committed agreement to consist of a $17,500,000 line of credit facility and a $15,000,000 letter of credit facility. The Company previously had a $15,000,000 line of credit facility and a $17,500,000 letter of credit facility. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate for 1997 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. The Company has also entered into a separate agreement with First Union National Bank that fixes the interest rate on a portion of the outstanding amount on the credit line over a specified term. Pursuant to this agreement, as of December 31, 1997, the Company has fixed $3,500,000 of the outstanding credit line at a rate of 6.54% through June 19, 1998. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on outstanding letters of credit. At December 31, 1997, there were $6,730,000 outstanding borrowings on the line of credit and $7,891,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance.

On June 15, 1996, the Company entered into a $30,000,000 private placement of debt through a Note Purchase Agreement. The Note Purchase Agreement consists of a $10,000,000, 7.3% Senior Note due December 15, 2002, and a $20,000,000, 7.59%
Senior Note due June 15, 2006. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company's Credit Agreement and Senior Notes limit the amount of dividends that may be paid to stockholders pursuant to or limited by certain financial ratios, necessary corporate action and all applicable laws.


NOTE 3 - LEASES

The Company leases revenue equipment under a capital lease that expires in 1999. These assets are included in property and equipment as follows:

                                             December 31,
                                  -----------------------------------
(IN THOUSANDS)                       1997                    1996
---------------------------------------------------------------------

Revenue equipment               $       1,112           $      1,112
Less accumulated amortization             525                    154
                                --------------          -------------
                                $         587           $        958
                                ==============          =============



Future minimum annual lease payments as of December 31, 1997, are as follows:

                                                    Capital                 Operating
(IN THOUSANDS)                                       Lease                   Leases                  Total
--------------------------------------------------------------------------------------------------------------
1998                                            $         407            $       7,005           $      7,412
1999                                                      202                    3,345                  3,547
2000                                                        -                    1,855                  1,855
2001                                                        -                      926                    926
2002                                                        -                      691                    691
Thereafter                                                  -                    1,128                  1,128
                                                --------------           --------------          -------------
Total minimum lease payments                              609            $      14,950           $     15,559
                                                                         ==============          =============
Less amount representing interest                          32
                                                --------------
Present value of capitalized lease obligations  $         577
                                                ==============

Aggregate expense under operating leases approximated $9,093,000, $8,841,000 and $7,580,000 for 1997, 1996 and 1995, respectively.

NOTE 4 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                          Year ended December 31,
                                  -----------------------------------------
(IN THOUSANDS)                          1997         1996          1995
---------------------------------------------------------------------------
Current:
  Federal                           $    2,116    $     395     $      839
  State                                    142           16          (380)
                                  -----------------------------------------
                                         2,258          411            459
                                  -----------------------------------------
Deferred:
  Federal                                3,307        2,857          2,118
  State                                    588          498            418
                                  -----------------------------------------
                                         3,895        3,355          2,536
                                  -----------------------------------------
Total provision for income taxes    $    6,153     $  3,766      $   2,995
                                  =========================================

Net cash paid (refunds received) for income taxes during 1997, 1996 and 1995 aggregated $2,972,000, ($987,000) and $4,036,000, respectively.

A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates for 1997, 1996 and 1995 is as follows:

                                                                       Year ended December 31,
                                                               -----------------------------------------
(IN THOUSANDS)                                                       1997         1996          1995
--------------------------------------------------------------------------------------------------------
Tax provision at statutory rate on income before income taxes      $  5,505    $   3,369      $   2,653
State income taxes, net of federal benefit                              476          122              8
Meals and entertainment disallowance                                    257          229            219
Other, net                                                             (85)           46            115
                                                               -----------------------------------------
Total provision for income taxes                                   $  6,153    $   3,766      $   2,995
                                                               =========================================

Deferred tax assets and liabilities consist of the following:

                                                         December 31,
                                                  ----------------------------
(IN THOUSANDS)                                        1997          1996
------------------------------------------------  ----------------------------
Deferred tax assets:
  Claims and insurance reserves                      $   6,200      $   5,957
  Allowance for doubtful accounts                        1,936          2,223
  Property and equipment                                   694            694
  Accrued vacation                                         931            684
  Other                                                    559            714
                                                  ----------------------------
                                                      $ 10,320       $ 10,272
                                                  ============================
Deferred tax liabilities:
  Depreciation and amortization                       $ 20,297       $ 16,983
  Tires on equipment                                     1,971          1,761
  Employee benefits                                      1,293          1,243
  Other                                                  1,406          1,037
                                                  ----------------------------
                                                      $ 24,967       $ 21,024
                                                  ============================

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company leases revenue equipment and service center facilities from certain stockholders, employees and affiliates under both capital and operating leases. Future minimum lease commitments to affiliates at December 31, 1997, are as follows:

(In thousands)                                Operating lease    Capital lease      Total
--------------------------------------------------------------------------------------------
1998                                             $   366            $   407         $   773
1999                                                 373                202             575
2000                                                 188                  -             188
2001                                                   -                  -               -
2002                                                   -                  -               -
                                                --------------------------------------------
Total minimum lease payments                     $   927                609          $1,536
                                                =========                          =========
Less amount representing interest                                        32
                                                                   --------
Present value of capitalized lease obligations                      $   577
                                                                   ========

Lease payments to affiliates of the Company were $775,000, $826,000 and $891,000 in 1997, 1996 and 1995, respectively.

The Company purchased fuel, equipment repairs and other services from an affiliate for which it paid $365,000, $401,000 and $333,000 in 1997, 1996 and
1995, respectively. Charges to the affiliate for rent, equipment repairs, fuel and other services provided by the Company aggregated $480,000, $1,009,000 and $865,000 during 1997, 1996 and 1995, respectively.

NOTE 6 - EMPLOYEE RETIREMENT PLAN CONTRIBUTION EXPENSE

Substantially all employees meeting certain service requirements are eligible to participate in the Company's 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company makes contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 1997, 1996 and 1995 were $1,004,000, $753,000, and $576,000, respectively.

NOTE 7 - STOCK OPTIONS

In 1991, the Board of Directors and stockholders adopted the 1991 Employee Stock Option Plan ("Plan") under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq Stock Market (National Market) on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. The Stock Option Plan Committee of the Board of Directors will determine the period during which an option may be exercised on the date the option is granted; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 1997, 1996 and 1995 follows:

                                             Number of          Per share          Options reserved
                                              options          option price        for future grant
-----------------------------------------------------------------------------------------------------
Balance as of December 31, 1994                  169,000     $13.875 - $19.25                 68,000
Granted                                           27,500          $10.00                     (27,500)
Exercised                                           -               -                            -
Canceled                                            -               -                            -
                                           ----------------------------------------------------------
Balance as of December 31, 1995                  196,500     $10.00 - $19.25                  40,500
Granted                                             -               -                            -
Exercised                                           -               -                            -
Canceled                                        (15,000)     $10.00 - $19.25                  15,000
                                           ----------------------------------------------------------
Balance as of December 31, 1996                  181,500     $10.00 - $19.25                  55,500
GRANTED                                              -              -                            -
EXERCISED                                        (2,400)          $10.00                         -
CANCELED                                           -                -                            -
                                           ----------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1997                  179,100     $10.00 - $19.25                  55,500
                                           ==============                         ===================

Shares exercisable at December 31, 1997, were 144,940.

NOTE 8 - RESTRICTED STOCK

In 1991, the Board of Directors and stockholders approved a Restricted Stock Agreement with an officer of the Company. Pursuant to that agreement, 153,336 shares of the Company's common stock were issued and reserved for release to the officer in four equal, biannual installments originally scheduled for January 1, 1994, 1996, 1998 and 2000. On January 28, 1997, the Board of Directors authorized the release of 76,668 shares, the total remaining unreleased shares under the agreement. Compensation expense was recognized ratably over the vesting period, unless that vesting period was modified by the Board of Directors, based on the stock price as of October 24, 1991, the date of the initial public offering. Compensation expense recognized pursuant to this agreement was $697,000, $232,000 and $232,000 for the years 1997, 1996 and 1995, respectively.

NOTE 9 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               Quarter
                                         -----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)      First     Second     Third     Fourth     Total
----------------------------------------------------------------------------------------------
1997
----
REVENUE                                    $73,591    $84,490   $88,275    $82,488   $328,844
OPERATING INCOME                             3,214      6,061     6,502     $4,234     20,011
NET INCOME                                   1,399      3,153     3,353     $2,133     10,038
NET INCOME PER SHARE - BASIC AND DILUTED      0.17       0.38      0.40       0.26       1.21

1996
----
Revenue                                    $68,262    $74,862   $77,279    $72,603   $293,006
Operating income                             1,696      3,393     4,509      3,352     12,950
Net income                                     657      1,643     2,180      1,664      6,144
Net income per share - Basic and Diluted      0.08       0.20      0.26       0.20       0.74

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company. As of the date of this report, the Company had purchase commitments of $8,059,000 for the acquisition of additional revenue equipment and service center facilities.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. and its subsidiary at December 31, 1997, and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Winston-Salem, North Carolina
January 21, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors required by Item 10 of Form 10-K is incorporated by reference to the Company's proxy statement for the 1998 Annual Meeting of its Stockholders under the caption's "Election of Directors" and "Principal Stockholders - Compliance with Beneficial Ownership Reporting Rules", reference to which is hereby made, and the information there is incorporated herein by reference.

         The information concerning the Company's executive officers required by
Item 10 of Form 10-K appears in Item 1 of this report under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 1998 Annual Meeting of its Stockholders under the caption "Executive Compensation", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 1998 Annual Meeting of its Stockholders under the captions "Election of Directors" and "Principal Stockholders", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 1998 Annual Meeting of its Stockholders under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation", reference to which is hereby made, and the information there is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following consolidated financial statements of Old Dominion Freight Line, Inc., are included in Item 8:

         Consolidated Balance Sheets - December 31, 1997, and December 31, 1996

         Consolidated Statements of Operations - Years ended December 31, 1997,
              December 31, 1996, and December 31, 1995

         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1997, December 31, 1996, and December 31, 1995

         Consolidated Statements of Cash Flows - Years ended December 31, 1997,
              December 31, 1996, and December 31, 1995

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

(c)    Exhibits.  See Exhibit Index.

(d)    Financial Statement Schedules.


                                   SCHEDULE II
                         OLD DOMINION FREIGHT LINE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                      ALLOWANCE FOR DOUBTFUL ACCOUNTS
                   --------------------------------------------------------------------
                                        ADDITIONS           AMOUNTS
                      BEGINNING          CHARGED            WRITTEN          ENDING
DESCRIPTION            BALANCE          TO EXPENSE            OFF            BALANCE
---------------------------------------------------------------------------------------
YEAR ENDED
DECEMBER 31, 1995      $ 4,286,000       $  1,954,000       $ 1,157,000    $ 5,083,000

YEAR ENDED
DECEMBER 31, 1996      $ 5,083,000       $  2,345,000       $ 1,729,000    $ 5,699,000

YEAR ENDED
DECEMBER 31, 1997      $ 5,699,000       $  2,852,000       $ 3,588,000    $ 4,963,000

                                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 OLD DOMINION FREIGHT LINE, INC.

Dated:  March 9, 1998                            By:  EARL E. CONGDON
                                                      ---------------
                                                      Earl E. Congdon
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature                  Position                  Date
-------------------                -----------               ------

EARL E. CONGDON            Chairman of the Board and          March 9, 1998
------------------
Earl E. Congdon              Chief Executive Officer

JOHN R. CONGDON            Vice Chairman of the Board         March 9, 1998
------------------
John R. Congdon              and Director

JOHN A. EBELING            Vice Chairman of the Board         March 9, 1998
------------------
John A. Ebeling              and Director

HAROLD G. HOAK             Director                           March 9, 1998
---------------
Harold G. Hoak

FRANZ F. HOLSCHER          Director                           March 9, 1998
------------------
Franz F. Holscher

DAVID S. CONGDON           President and Chief Operating      March 9, 1998
------------------
David S. Congdon              Officer

J. WES FRYE                Senior Vice President - Finance    March 9, 1998
------------------
J. Wes Frye                   (Principal Financial Officer)

JOHN P. BOOKER III         Vice President - Controller        March 9, 1998
-------------------
John P. Booker III             (Principal Accounting Officer)



                                  EXHIBIT INDEX
                          TO ANNUAL REPORT ON FORM 10-K
                         OLD DOMINION FREIGHT LINE, INC.
                        FOR YEAR ENDED DECEMBER 31, 1997

Exhibit No.       Description
-------------     -------------
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

4.4.5(f)          Fourth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First
                  Union National Bank of North Carolina, dated April 22, 1997

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

4.6               Note Purchase Agreement between Nationwide Life Insurance Company, New York
                  Life Insurance Company and Old Dominion Freight Line, Inc., dated February 27, 1998

4.6.1             Forms of notes issued by Company pursuant to Note Purchase Agreement between
                  Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion
                  Freight Line, Inc., dated February 27, 1998

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


10.9.1(e)         Extension of E & J Trailer Lease Agreement, effective August 1, 1996

10.15(c)          Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight
                  Line, Inc., dated as of October 31, 1995

23.1              Consent of Ernst & Young LLP

27                Financial Data Schedule
--------------------------------------------------

(a) Incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33- 42631)
(b) Incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995
(c) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995
(d) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(e) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996
(f) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997