Form 10-Q
period 1998-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 1998-05-15
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________     to _________.

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

                         TELEPHONE NUMBER (336) 889-5000

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

     As of May 12, 1998, there were 8,310,596 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    OLD DOMINION FREIGHT LINE, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              QUARTER ENDED
                                                                  ---------------------------------------
                                                                     MARCH 31,             March 31,
                                                                        1998                  1997
(In thousands, except share data)                                   (UNAUDITED)           (Unaudited)
---------------------------------------------------------------------------------------------------------

Revenue from operations                                                   $ 88,694              $ 73,591

Operating expenses:
  Salaries, wages and benefits                                              53,274                43,421
  Purchased transportation                                                   4,155                 3,397
  Operating supplies and expenses                                            7,734                 7,532
  Depreciation and amortization                                              4,665                 3,991
  Building and office equipment rents                                        1,798                 1,675
  Operating taxes and licenses                                               3,747                 3,313
  Insurance and claims                                                       2,888                 2,316
  Communications and utilities                                               1,685                 1,425
  General supplies and expenses                                              3,729                 2,706
  Miscellaneous expenses                                                       930                   601
                                                                  -----------------     -----------------

    Total operating expenses                                                84,605                70,377
                                                                  -----------------     -----------------

Operating income                                                             4,089                 3,214

Other deductions:
  Interest expense, net                                                        913                   868
  Other expense, net                                                            91                    72
                                                                  -----------------     -----------------

    Total other deductions                                                   1,004                   940
                                                                  -----------------     -----------------

Income before income taxes                                                   3,085                 2,274

Provision for income taxes                                                   1,172                   875
                                                                  -----------------     -----------------

Net income                                                               $   1,913              $  1,399
                                                                  =================     =================


Basic and diluted earnings per share:                                       $ 0.23                $ 0.17

Weighted average shares outstanding:
Basic                                                                    8,310,596             8,319,420
Diluted                                                                  8,325,879             8,322,304










The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,                December 31,
                                                                           1998                       1997
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                 $    8,885                $       674
  Customer receivables, less allowances of $4,882
      and $4,963, respectively                                                  46,937                     43,399
  Other receivables                                                                748                      1,492
  Tires on equipment                                                             5,206                      5,052
  Prepaid expenses                                                               5,196                      7,273
  Deferred income taxes                                                          1,970                      1,970
                                                                     ------------------        -------------------

      Total current assets                                                      68,942                     59,860

Property and equipment:
  Revenue equipment                                                            148,994                    144,926
  Land and structures                                                           43,347                     42,572
  Other equipment                                                               29,733                     19,675
  Leasehold improvements                                                           766                        721
                                                                     ------------------        -------------------

      Total property and equipment                                             222,840                    207,894

Less accumulated depreciation and amortization                                (87,563)                   (83,064)
                                                                     ------------------        -------------------

      Net property and equipment                                               135,277                    124,830

Other assets, less insurance policy loans of $1,851,
  respectively                                                                   6,940                      6,371
                                                                     ------------------        -------------------

      Total assets                                                           $ 211,159                  $ 191,061
                                                                     ==================        ===================













The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                         MARCH 31,                December 31,
                                                                           1998                       1997
(In thousands, except share data)                                       (UNAUDITED)                (Audited)
------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $   14,770                 $   14,161
  Compensation and benefits                                                     10,965                      8,915
  Claims and insurance accruals                                                  9,135                      9,275
  Other accrued liabilities                                                      2,453                      1,587
  Income taxes payable                                                             809                       -
  Current maturities of long-term debt                                           5,445                      5,146
                                                                     ------------------        -------------------

      Total current liabilities                                                 43,577                     39,084

Long-term debt                                                                  55,014                     42,155
Other non-current liabilities                                                    7,951                      7,704
Deferred income taxes                                                           17,203                     16,617
                                                                     ------------------        -------------------

      Total long-term liabilities                                               80,168                     66,476

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,310,596 outstanding, respectively                                  831                        831
Capital in excess of par value                                                  23,891                     23,891
Retained earnings                                                               62,692                     60,779
                                                                     ------------------        -------------------

  Total stockholders' equity                                                    87,414                     85,501

Commitments and contingencies                                                     -                          -
                                                                     ------------------        -------------------

      Total liabilities and stockholders' equity                             $ 211,159                  $ 191,061
                                                                     ==================        ===================










The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    QUARTER ENDED MARCH 31,
                                                                               -----------------------------------
                                                                                    1998                1997
(In thousands)                                                                   (UNAUDITED)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $    1,913        $     1,399
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                     4,665              3,991
       Deferred income taxes                                                               586                949
       Net effect of restricted stock distrubution                                           -                511
       Loss (Gain) on sale of property and equipment                                        51               (43)
       Changes in assets and liabilities:
         Customer and other receivables, net                                           (2,794)            (2,235)
         Tires on equipment                                                              (154)                271
         Prepaid expenses and other assets                                               1,508                486
         Accounts payable                                                                  609            (4,987)
         Compensation, benefits and other accrued liabilities                            2,916              1,495
         Claims and insurance accruals                                                   (140)              (198)
         Income taxes payable                                                              809                503
         Other liabilities                                                                 247                571
                                                                               ----------------    ---------------
             Net cash provided by operating activities                                  10,216              2,713
                                                                               ----------------    ---------------
Cash flows from investing activities:
  Purchase of property and equipment                                                  (15,197)            (5,531)
  Proceeds from sale of property and equipment                                              34                505
                                                                               ----------------    ---------------
             Net cash used by investing activities                                    (15,163)            (5,026)
                                                                               ----------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                              20,990              5,000
  Principal payments under debt and capital lease agreements                           (1,102)              (944)
  Net payments on revolving line of credit                                             (6,730)            (2,245)
                                                                               ----------------    ---------------
             Net cash provided by financing activities                                  13,158              1,811
                                                                               ----------------    ---------------
Increase (Decrease) in cash and cash equivalents                                         8,211              (502)
Cash and cash equivalents at beginning of period                                           674              1,353
                                                                               ----------------    ---------------
Cash and cash equivalents at end of period                                           $   8,885       $        851
                                                                               ================    ===============













The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the quarter ended March 31, 1998, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 1997 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period. The Company's restated EPS under Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, for both basic and diluted EPS was $.23 and $.17 for the quarters ended March 31, 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operations and major customers. The Company adopted Statement No. 131 in the first quarter of 1998.

The impact of the adoption of these statements was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998, VS. MARCH 31, 1997


               EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                              ------------------------------------------------
                                                                    1998                        1997
                                                              ------------------------------------------------

Revenue from operations                                                 100.0%                      100.0%
                                                              -----------------           -----------------

Operating expenses:
   Salaries, wages and benefits                                           60.1                        59.0
   Purchased transportation                                                4.7                         4.6
   Operating supplies and expenses                                         8.7                        10.2
   Depreciation and amortization                                           5.3                         5.4
   Building and office equipment rents                                     2.0                         2.3
   Operating taxes and licenses                                            4.2                         4.5
   Insurance and claims                                                    3.3                         3.2
   Communications and utilities                                            1.9                         1.9
   General supplies and expenses                                           4.2                         3.7
   Miscellaneous expenses                                                  1.0                         0.8
                                                              -------------------         --------------------

Total operating expenses                                                  95.4                        95.6
                                                              -------------------         --------------------

Operating income                                                           4.6                         4.4

Interest expense, net                                                      1.0                         1.2
Other expense, net                                                         0.1                         0.1
                                                              -------------------         --------------------

Income before income taxes                                                 3.5                         3.1

Provision for income taxes                                                 1.3                         1.2
                                                              -------------------         --------------------

Net income                                                                2.2%                        1.9%
                                                              =================           =================


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, VERSUS THREE MONTHS ENDED MARCH 31, 1997

Net revenue for the first quarter of 1998 was $88,694,000, an increase of 20.5%, compared to $73,591,000 for the first quarter of 1997. Less than truckload ("LTL") tonnage increased 18.4% during the quarter primarily due to efforts to increase market share and freight density in the Company's existing service center network. This increase also reflects the purchase of selected assets of Fredrickson Motor Express, a southeastern regional LTL motor carrier based in Charlotte, NC, and the opening of four new service centers in Buffalo, Rochester, Syracuse and Albany, New York during the first quarter of 1998. The asset purchase and upstate New York expansion contributed approximately 4% of the total 20.5% revenue growth.

Average revenue per LTL shipment decreased .9% to $120.10 in the current quarter from $121.21 for the same quarter in 1997. This decrease was due primarily to a 1.4% decrease in LTL weight per shipment to 1,069 lbs. from 1,084 lbs. Average length of haul also decreased .6% to 847 miles for the current quarter from 852 miles for the same quarter of 1997. These decreases are attributed to the regional characteristics of the additional freight contributed by the Fredrickson asset purchase and the growth of the Company's regional business in the northern and midwest regions. The average LTL revenue per hundredweight increased to $11.24 compared to $11.18, an increase of .5%. This increase reflects a rate increase effective January 1, 1998, on the Company's general tariffs.

Operating expenses as a percentage of net revenue, the operating ratio, decreased to 95.4% for the first quarter of 1998 from 95.6% for the same period of 1997. The improvement in the operating ratio was due to decreases in operating supplies and expenses, depreciation and amortization, building and office equipment rents and operating taxes and licenses as a percent of revenue. Combined, these costs decreased to 20.2% of revenue compared to 22.4% for the same quarter of 1997.

Operating supplies and expenses accounted for a significant portion of the reduction, decreasing to 8.7% of revenue from 10.2% for the same quarter last year. The decrease in operating supplies and expenses is attributed to a 15.8% reduction in the average price per gallon of fuel combined with a 1% improvement in fuel efficiency for the first quarter of 1998. In addition, vehicle repair and maintenance expense decreased to 1.8% of revenue in the current quarter from 2.2% for the same quarter of 1997. The reduction in maintenance expense is attributed to the Company's aggressive preventive maintenance program and the decrease in the use of external maintenance vendors. Building and office equipment rents decreased to 2.0% of revenue from 2.3% primarily as a result of the Company's purchase of service centers that were previously leased.

These reduced expenses as a percent of revenue were partially offset by increases in salaries, wages and benefits, purchased transportation, insurance and claims, general supplies and expenses and miscellaneous expenses to 73.3% of revenue compared to 71.3% for the same period last year. The increases in salaries, wages and benefits and general supplies and expenses are due to the planned strategic increase of 39 salespersons since the end of the first quarter of 1997, as well as the start up costs related to the upstate New York expansion and the Fredrickson asset purchase.

Net interest expense decreased to 1.0% of revenue in the first quarter of the current year from 1.2% for the same quarter of 1997. On February 27, 1998, the Company secured $20,000,000 of additional Senior Note financing and used $11,805,000 of the proceeds to reduce the Company's line of credit, which carried a higher interest rate than the notes, and placed the remaining proceeds into short-term interest producing investments in anticipation of future capital expenditures. For the quarter, interest expense increased $155,000 due to the increase in long-term debt and a higher average outstanding debt level, however, interest income increased $110,000 due to the income earned on the invested proceeds.

Net income was $1,913,000 for the quarter ended March 31, 1998, an increase of 36.7%, compared to $1,399,000 for the same quarter of the previous year. The effective tax rate was 38.0% for the first quarter of 1998 compared to 38.5% for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, as well as the scheduled tractor and trailer replacement cycle, require continued investment in property and equipment. The Company currently anticipates capital expenditures of between $60,000,000 and $65,000,000 for 1998. This investment will be financed by a combination of internally generated cash flow supplemented with borrowings. Capital expenditures during the quarter ended March 31, 1998, were approximately $15,197,000. Long-term debt including current maturities increased to $60,459,000 at March 31, 1998, from $47,301,000 at December 31,
1997. While debt increased $13,158,000 from year-end 1997, approximately $8,200,000 of the proceeds were held in short-term investments at the end of the quarter in anticipation of scheduled capital expenditures.

The Company generally meets its working capital needs with cash generated from operations, supplemented by credit lines. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses. The Company currently maintains a $32,500,000 uncollateralized committed credit agreement that provides a $17,500,000 line of credit and a $15,000,000 letter of credit facility. Interest on the line of credit is charged at rates that can vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate is based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on the outstanding letters of credit. At March 31, 1998, there was no balance outstanding on the line of credit and $7,891,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financing needs.

On February 27, 1998, the Company entered into a $20,000,000 private placement of debt through a Note Purchase Agreement with two insurance companies. The Note Purchase Agreement consists of $10,000,000 of Senior Notes maturing in seven years bearing an interest rate of 6.35% and $10,000,000 of Senior Notes maturing in ten years bearing an interest rate of 6.59%. The proceeds from this private debt agreement were used to replace the outstanding borrowings on the line of credit facility with long term, fixed rate obligations with the excess proceeds to be used to finance 1998 planned capital expenditures for service center facilities and revenue equipment.

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

The Company has completed an assessment and will have to modify or replace portions of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of this year 2000 project is expected to be approximately $500,000. The project is currently underway, with several of the affected systems having already been modified or replaced. The project to modify internally generated software is expected to be completed in its entirety by the end of the third quarter of 1998 and may require additional expenditures of approximately $250,000 to complete. The Company believes that with the necessary modifications to existing software and any necessary conversions to new software, the year 2000 issue does not pose significant operational problems for its computer systems.

The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and similar uncertainties.

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

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the first quarter of 1997 and 1998, the effect of inflation on the Company's results of operations was minimal.

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

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks ("UST's"). The Company believes it is in compliance with applicable environmental laws and regulations relating to UST's and does not believe that the cost of future compliance would have a material adverse effect on the Company's operations or financial condition.

FORWARD-LOOKING INFORMATION

Forward-looking statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment, service centers and other significant resources;
(5) the impact of regulatory bodies; (6) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's inability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; and (8) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Stockholders on May 4, 1998. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

                  Nominee                   For                        Withheld
                  -------                   ---                        --------
              Earl E. Congdon               7,055,535                       750
              John R. Congdon               7,055,585                       700
              John A. Ebeling               7,055,585                       700
              Harold G. Hoak                7,055,585                       700
              Franz F. Holscher             7,055,585                       700
              David S. Congdon              7,055,585                       700
              John R. Congdon, Jr.          7,055,585                       700


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

              Exhibit No.           Description
              27                    Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     OLD DOMINION FREIGHT LINE, INC.


DATE:    May 12, 1998                                /s/ J. WES FRYE
      --------------------------------------         ------------------------------
                                                     J. Wes Frye
                                                     Senior Vice President - Finance
                                                     (Principal Financial Officer)



DATE: May 12, 1998                                   /s/ JOHN P. BOOKER III
      --------------------------------------         ------------------
                                                     John P. Booker III
                                                     Vice President - Controller
                                                     (Principal Accounting Officer)
