Form 10-Q
period 1998-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 1998-08-14
CIK 878927

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                  Yes  X                      No
                     -----                       -----

     As of August 10, 1998, there were 8,312,196 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                     ---------------------   ---------------------------
                                      JUNE 30,   June 30,      JUNE 30,      June 30,
                                        1998       1997          1998          1997
(In thousands, except share and per
share data)                          (UNAUDITED) (Unaudited) (UNAUDITED)   (Unaudited)
------------------------------------------------ ---------   ------------- -------------


Revenue from operations                $  95,640  $ 84,490       $ 184,334     $ 158,081

Operating expenses:
  Salaries, wages and benefits            56,253    49,053         109,527        92,474
  Purchased transportation                 4,266     3,700           8,421         7,097
  Operating supplies and
    expenses                               8,014     7,498          15,748        15,030
  Depreciation and
    amortization                           5,152     4,126           9,817         8,117
  Building and office
    equipment rents                        1,780     1,788           3,578         3,463
  Operating taxes and licenses             4,094     3,582           7,841         6,895
  Insurance and claims                     2,866     2,888           5,754         5,204
  Communications and utilities             1,706     1,481           3,391         2,906
  General supplies and
    expenses                               3,834     3,256           7,563         5,962
  Miscellaneous expenses                     897     1,057           1,827         1,658
                                     ----------- ---------   ------------- -------------

    Total operating expenses              88,862    78,429         173,467       148,806
                                     ----------- ---------   ------------- -------------

Operating income                           6,778     6,061          10,867         9,275

Other deductions:
  Interest expense, net                      960       854           1,873         1,722
  Other expense, net                         85         79             176           151
                                     ----------- ---------   ------------- -------------

    Total other deductions                 1,045       933           2,049         1,873
                                     ----------- ---------   ------------- -------------

Income before income taxes                 5,733     5,128           8,818         7,402

Provision for income taxes                 2,179     1,975           3,351         2,850
                                     ----------- ---------   ------------- -------------

Net income                            $    3,554 $   3,153      $    5,467    $    4,552
                                     =========== =========   ============= =============


Basic and diluted earnings per
share:                                    $ 0.43    $ 0.38          $ 0.66        $ 0.55

Weighted average shares outstanding:
Basic                                  8,312,108 8,308,196       8,311,352     8,313,808
Diluted                                8,329,460 8,314,170       8,327,669     8,318,237

The accompanying notes are an integral part of these financial statements.

                       OLD DOMINION FREIGHT LINE, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 JUNE 30,        December 31,
                                                   1998              1997
(In thousands, except share data)              (UNAUDITED)         (Audited)
-------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                      $     5,407       $        674
  Customer receivables, less allowances
     of $5,112 and $4,963, respectively               46,857             43,399
  Other receivables                                    2,109              1,492
  Tires on equipment                                   5,329              5,052
  Prepaid expenses                                     4,927              7,273
  Deferred income taxes                                1,970              1,970
                                               -------------     --------------

     Total current assets                             66,599             59,860

Property and equipment:
  Revenue equipment                                  155,994            144,926
  Land and structures                                 46,083             42,572
  Other equipment                                     28,939             19,675
  Leasehold improvements                               4,129                721
                                               -------------     --------------

     Total property and equipment                    235,145            207,894

Less accumulated depreciation and
amortization                                       (91,417)           (83,064)
                                               -------------     --------------

     Net property and equipment                      143,728            124,830

 Other assets, less insurance policy
     loans of $1,851                                   6,280              6,371
                                               -------------     --------------

     Total assets                                  $ 216,607          $ 191,061
                                               =============     ==============

The accompanying notes are an integral part of these financial statements.





                       OLD DOMINION FREIGHT LINE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                                 JUNE 30,        December 31,
                                                   1998              1997
(In thousands, except share data)              (UNAUDITED)         (Audited)
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   14,155         $   14,161
  Compensation and benefits                           12,582              8,915
  Claims and insurance accruals                       10,376              9,275
  Other accrued liabilities                            2,191              1,587
  Income taxes payable                                   46                  0
  Current maturities of long-term debt                 5,445              5,146
                                               -------------     --------------

     Total current liabilities                        44,795             39,084

Long-term debt                                        53,905             42,155
Other non-current liabilities                          8,631              7,704
Deferred income taxes                                 18,292             16,617
                                               -------------     --------------

     Total long-term liabilities                      80,828             66,476

Stockholders' equity:
Common stock - $.10 par value,
  25,000,000 shares authorized, 8,312,196 and
  8,310,596 shares outstanding, respectively             831                831
Capital in excess of par value                        23,907             23,891
Retained earnings                                     66,246             60,779
                                               -------------     --------------


     Total Stockholders' equity                       90,984             85,501
                                               -------------     --------------

     Total liabilities and stockholders'
     equity                                        $ 216,607         $  191,061
                                               =============     ==============


The accompanying notes are an integral part of these financial statements.

                     OLD DOMINION FREIGHT LINE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   SIX MONTHS ENDED JUNE 30,
                                                   ------------------------
                                                     1998         1997
(In thousands)                                     (UNAUDITED)  (Unaudited)
--------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                        $   5,467   $    4,552
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     9,817        8,117
      Deferred income taxes                             1,675        2,923
      Net effect of restricted stock
          distribution                                      -          511
      Gain on sale of property and equipment              (6)          (77)
      Changes in assets and liabilities:
       Customer and other receivables, net            (4,075)       (5,717)
       Tires on equipment                               (277)          (55)
       Prepaid expenses and other assets               2,437         1,758
       Accounts payable                                   (6)       (3,605)
       Compensation, benefits and other
            accrued liabilities                        4,271         2,712
       Claims and insurance accruals                   1,101           356
       Income taxes payable                               46            26
       Other liabilities                                 927           733
                                                   ----------   ----------
         Net cash provided by operating
              activities                              21,377        12,234
                                                   ----------   ----------
Cash flows from investing activities:
  Purchases of property and equipment                (29,282)      (19,563)
  Proceeds from sale of property and equipment           573           904
                                                   ----------   ----------
         Net cash used by investing activities       (28,709)      (18,659)
                                                   ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt            20,990         9,000
  Principal payments under debt and capital lease
      agreements                                      (2,211)       (2,300)
  Net payments on short-term revolving line of
      credit                                          (6,730)         (980)
  Proceeds from conversion of stock options               16            -
                                                   ----------   ----------
         Net cash provided by financing
               activities                             12,065         5,720
                                                   ----------   ----------
Increase (Decrease) in cash and cash
      equivalents                                      4,733          (705)
Cash and cash equivalents at beginning of
      period                                             674         1,353
                                                   ----------   ----------
Cash and cash equivalents at end of period          $  5,407    $      648
                                                   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the quarter ended June 30, 1998, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 1997 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period. The Company's restated earnings per share ("EPS"), under Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, for both basic and diluted EPS was $.43 and $.38 for the quarters ended June 30, 1998 and 1997, respectively, and $.66 and $.55 for the six months ended June 30, 1998 and 1997, respectively.

SUBSEQUENT EVENTS
On August 4, 1998, the Company signed a definitive agreement to purchase selected assets of Goggin Truck Line, a regional less-than-truckload carrier headquartered in Shelbyville, Tennessee. The asset purchase transaction is scheduled to be completed by the end of August 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998, VS. JUNE 30, 1997



                 EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS


                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                   ------------------------     -----------------------
                                     1998          1997           1998         1997
                                   ----------    ----------     ----------   ----------
Revenue from operations               100.0%        100.0%         100.0%       100.0%
                                   ----------    ----------     ----------   ----------

Operating expenses:
   Salaries, wages and benefits         58.8          58.1           59.4         58.5
   Purchased transportation              4.5           4.4            4.6          4.5
   Operating supplies and expenses       8.4           8.9            8.5          9.5
   Depreciation and amortization         5.4           4.9            5.3          5.1
   Building and office equipment
        rents                            1.9           2.1            1.9          2.2
   Operating taxes and licenses          4.3           4.2            4.3          4.4
   Insurance and claims                  3.0           3.4            3.1          3.3
   Communications and utilities          1.8           1.8            1.8          1.8
   General supplies and expenses         4.0           3.8            4.1          3.8
   Miscellaneous expenses                0.8           1.2            1.1          1.0
                                   ----------    ----------     ----------   ----------

Total operating expenses                92.9          92.8           94.1         94.1
                                   ----------    ----------     ----------   ----------

Operating income                         7.1           7.2            5.9          5.9

Interest expense, net                    1.0           1.1            1.0          1.1
Other expense, net                       0.1           0.1            0.1          0.1
                                   ----------    ----------     ----------   ----------

Income before income taxes               6.0           6.0            4.8          4.7

Provision for income taxes               2.3           2.3            1.8          1.8
                                   ----------    ----------     ----------   ----------

Net income                              3.7%          3.7%           3.0%         2.9%
                                   ==========    ==========     ==========   ==========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net revenue for the second quarter of 1998 was $95,640,000, an increase of 13.2%, compared to $84,490,000 for the second quarter of 1997. Less than truckload ("LTL") tonnage increased 11.0% during the quarter while LTL shipments increased 13.4%. These increases were achieved primarily through the Company's continuing focus in 1998 to build market share in existing areas of operation. Additionally, the first quarter 1998 openings of the Buffalo, Rochester, Albany and Syracuse, New York service centers and the January 1998 Fredrickson Motor Express asset purchase contributed to the revenue increase in the second quarter of 1998.

Average revenue per LTL shipment decreased 2.7% to $117.46 in the current quarter from $120.68 for the same quarter in 1997. This decrease was due primarily to a 2.1% decrease in LTL weight per shipment to 1,047 lbs. from 1,070 lbs. Average LTL revenue per hundredweight decreased to $11.21 compared to $11.28, a decrease of 0.6%. Average length of haul also decreased 1.3% to 857 miles from 868 in the comparable quarter of 1997. These decreases are attributed to the regional characteristics of the additional freight contributed by the Fredrickson asset purchase and the growth of the Company's regional business in the Northern and Midwest regions.

Operating expenses as a percentage of net revenue, the operating ratio, increased slightly to 92.9% for the second quarter of 1998 from 92.8% for the same period of 1997. The increase was due primarily to increases in salaries, wages and benefits and increased depreciation and amortization as a percent of revenue. Combined, these costs increased to 64.2% of revenue compared to 63.0% for the same quarter of 1997.

Salaries, wages and benefits accounted for a significant portion of the higher operating expenses, increasing to 58.8% of revenue from 58.1% for the same quarter last year. This increase was primarily due to the start up costs associated with the first quarter opening of four upstate New York service centers and the Company's commitment to provide exceptional service in those new markets.

Depreciation and amortization expense increased to 5.4% of revenue from 4.9% for the same quarter of 1997. The increase in depreciation was due primarily to increased capital expenditures for improvements and expansion of existing service centers, purchases of new service centers which were previously leased and investments and upgrades to the Company's information systems.

These increased expenses were partially offset by decreases in operating supplies and expenses, building office and equipment rents, insurance and claims and miscellaneous expenses as a percent of revenue. The decrease in operating supplies and expenses was primarily attributed to an 11.8% reduction in the average price per gallon of fuel combined with a .3% increase in fuel efficiency for the second quarter of 1998. Building and office equipment rents decreased to 1.9% of revenue from 2.1% as a result of the Company's purchase of service centers that were previously leased. Insurance and claims decreased to 3.0% of revenue from 3.4% due primarily to a reduction in bodily injury and property damage expense to 1.0% percent of revenue from 1.8% for the same quarter of 1997. Miscellaneous expenses decreased to 0.8% of revenue from 1.2% for the same period of 1997. This decrease is attributed to lower professional services and bad debt expense incurred by the Company during the second quarter of 1998.

Net interest expense was 1.0% of revenue for the second quarter of 1998 and 1.1% for the same period of 1997. On February 27, 1998, the Company secured $20,000,000 of additional Senior Note financing and used $11,805,000 of the proceeds to reduce the Company's line of credit, which carried a higher interest rate than the notes, and placed the remaining proceeds into short-term interest producing investments in anticipation of future capital expenditures. For the second quarter of 1998, interest expense increased $224,000 due to the increase in long-term debt; however, this increase was partially offset by a $117,000 increase in interest income over the prior comparable period of 1997 due to the income earned on the invested proceeds.

Net income was $3,554,00 for the quarter, an increase of 12.7%, compared to $3,153,000 for the same quarter of the previous year. The effective tax rate was 38.0% for the second quarter of 1998 compared to 38.5% for the same period of 1997.


SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net revenue for the six months ended June 30, 1998, was $184,334,000, an increase of 16.6%, compared to $158,081,000 for the same period of 1997. LTL tonnage increased 14.4% due primarily to a 16.5% increase in LTL shipments. Those increases are a direct result of the Company's ongoing efforts to build market share in existing areas of operation. Additionally, the first quarter 1998 openings of the Buffalo, Rochester, Albany and Syracuse, New York service centers and the Fredrickson Motor Express asset purchase contributed to the revenue increase in the first half of the year.

Average revenue per LTL shipment for the first six months of 1998 decreased 1.8% to $118.72 from $120.92 for the comparable period of 1997. This decrease was due primarily to a 1.7% decrease in LTL weight per shipment to 1,058 lbs. from 1,076 lbs. Average length of haul also decreased 0.9% to 852 miles from 860 in the comparable period of 1997. These decreases are attributed to the regional characteristics of the additional freight contributed by the Fredrickson asset purchase and the growth of the Company's regional business in the Northern and Midwest regions. Average LTL revenue per hundredweight was unchanged from $11.23 for the first six months ended June 30, 1998, compared to the same period of 1997.

Operating expenses as a percentage of net revenue were 94.1% for both the six months ended June 30, 1998 and 1997. When combined, salaries, wages and benefits, purchased transportation, depreciation and amortization and general supplies and expenses increased to 73.4% of net revenue compared to 71.9% for same comparable period of 1997.

Salaries, wages and benefits increased to 59.4% of revenue as compared to 58.5% for the same period of 1997. This increase reflects the start up costs and the Company's commitment to provide superior service in the new markets created through the expansion into upstate New York and the Fredrickson Motor Express asset purchase. The increase in depreciation and amortization can be attributed to higher depreciation on structures resulting from the Company's capital expenditures to improve existing service centers and purchases of service centers that had been previously leased. Depreciation expense on data processing equipment also increased due to recent upgrades of the Company's information systems. The increase in general supplies and expenses is attributed to the continued start up costs related to the upstate New York expansion and the Fredrickson asset purchase.

These increased expenses were offset by decreases in operating supplies and expenses, building office and equipment rents, operating taxes and licenses and insurance and claims. The decrease in operating supplies and expenses was primarily attributed to a 14.0% reduction in the average price per gallon of fuel combined with a .3% increase in fuel efficiency for the first six months of 1998. Building and office equipment rents decreased to 1.9% of revenue from 2.2% as a result of the Company's purchase of service centers that were previously leased. Insurance and claims decreased to 3.1% of revenue from 3.3% due primarily to a reduction in bodily injury and property damage expense to 1.1% percent of revenue from 1.5% for the same period of 1997.

Net interest expense was 1.0% of revenue for the first six months of 1998 compared to 1.1% for the comparable period of 1997. On February 27, 1998, the Company secured $20,000,000 of additional Senior Note financing and used $11,805,000 of the proceeds to reduce the Company's line of credit, which carried a higher interest rate than the notes, and placed the remaining proceeds into short-term interest producing investments in anticipation of future capital expenditures. For the first six months of 1998, interest expense increased $379,000 due to the increase in long-term debt and a higher average outstanding debt level; however, this increase was offset by a $227,000 increase in interest income over the prior comparable period of 1997 due to the income earned on the invested proceeds.

Net income was $5,467,000 for the six months ended June 30, 1998, an increase of 20.1%, compared to $4,552,000 for the same six-month period the previous year. The effective tax rate was 38.0% for 1998 and 38.5% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, as well as the routine tractor and trailer turnover cycle, has required continued investment in property and equipment. The Company anticipates capital expenditures of between $60,000,000 and $65,000,000 for the year ending December 31, 1998. This investment will be financed principally by internally generated cash flow supplemented with borrowings. Capital expenditures during the quarter ended June 30, 1998, were approximately $14,085,000, and for the first six months of 1998 were approximately $29,282,000. While long-term debt, including current maturities, increased $12,049,000 from year-end 1997, approximately $4,500,000 of the debt proceeds were held in cash investments at the end of the quarter in anticipation of scheduled capital expenditures.

The Company generally meets its working capital needs with cash generated from operations, supplemented by credit lines. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses. The Company currently maintains a $32,500,000 uncollateralized committed credit agreement that provides a $17,500,000 line of credit and a $15,000,000 letter of credit facility. Interest on the line of credit is charged at rates that can vary based upon a certain financial performance ratio and the stated period of time the borrowings are outstanding. The applicable interest rate is based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on the outstanding letters of credit. At June 30, 1998, there was no balance outstanding on the line of credit and $7,891,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financing needs.

On February 27, 1998, the Company entered into a $20,000,000 private placement of debt through a Note Purchase Agreement. The debt consists of $10,000,000 of Senior Notes maturing in seven years bearing an interest rate of 6.35% and $10,000,000 of Senior Notes maturing in ten years bearing an interest rate of 6.59%. The proceeds from this private debt agreement were used to replace the outstanding borrowings on the line of credit facility with long term, fixed rate obligations with the excess proceeds to be used to finance 1998 planned capital expenditures for service center facilities and revenue equipment.

IMPACT OF THE YEAR 2000

Some of the Company's internally generated software, third party software, information technology ("IT") systems and non-IT systems were written or designed using two digits rather than four to define the applicable year. As a result, that software or system is likely to interpret a date using "00" as the year 1900 rather than the year 2000. This could possibly cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company has completed an assessment of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. As of this filing date, the Company has successfully completed modifications to all internally generated software and is currently utilizing the modified software in production. The total cost to complete this phase of the year 2000 project was approximately $500,000, almost all of which was expensed in the first half of 1998. All third party software requiring modification has been identified and is scheduled to be updated by month-end August 1998, at minimal cost to the Company.

The Company has also completed modifications to its IT hardware for year 2000 compliance and is currently performing an evaluation of its non-IT systems, such as telephone switches and security systems, to identify systems which require modification. The cost of these modifications or upgrades, if any, is expected to be less than $100,000. This evaluation and subsequent compliance plan should be finalized by year-end 1998.

The Company is currently considering the cost and benefit of conducting an evaluation of its major customers and suppliers to determine if they have taken adequate measures to ensure that necessary modifications are made to their software and hardware prior to the year 2000. In addition, the Company is actively assisting customers in achieving year 2000 compliance in their Electronic Data Interchange applications that are used to communicate with the Company in their normal course of business. While the Company is not dependent on any one customer or supplier, failure to make necessary year 2000 modifications by any large groups of customers or suppliers could result in a material adverse impact on the Company.

In order to avoid problems that could arise in the year 2000, all modifications to internally generated software were simulated in a year 2000 test environment and subjected to comprehensive quality standards prior to being placed into production. Similar IT hardware testing, to the extent possible, has been performed. The Company does, however, plan to have adequate internal and external resources available in early 2000 to address any software or hardware failures that might arise.

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

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the second quarter and for the six months ended June 30, 1998, the effect of inflation on the Company's results of operations was minimal.

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

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks ("UST's"). The Company believes it is in compliance with applicable environmental laws and regulations, including those relating to UST's, and does not believe that the cost of future compliance will have a material adverse effect on the Company's operations or financial condition.

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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         Exhibit No.    Description
         ----------     ------------------------------------------------------
         27             Financial Data Schedule

      b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OLD DOMINION FREIGHT LINE, INC.


DATE: August 10, 1998                     J. WES FRYE
     --------------------------           -------------------------------------
                                          J. Wes Frye
                                          Sr. V.P. - Finance and Chief Financial Officer
                                          (Principal Financial Officer)



DATE:  August 10, 1998                   JOHN P. BOOKER III
       -----------------------------     ------------------
                                         John P. Booker III
                                         V.P. - Controller (Principal Accounting Officer)