Form 10-Q
period 1998-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 1998-11-12
CIK 878927

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                  Yes  _X_ .                      No ___.

     As of November 9, 1998, there were 8,312,196 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended      Nine Months Ended
                                           ----------------------  ---------------------
                                           Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
(In thousands, except share and per          1998        1997        1998       1997
share data)                                (Unaudited) (Unaudited) (Unaudited)(Unaudited)
------------------------------------------ ----------  ----------  ---------- ----------

Revenue from operations                      $ 99,266     $88,275   $ 283,600   $246,356

Operating expenses:
  Salaries, wages and benefits                 59,463      51,792     168,990    144,266
  Purchased transportation                      3,547       4,209      11,968     11,306
  Operating supplies and expenses               7,613       7,787      23,361     22,817
  Depreciation and amortization                 5,734       4,396      15,551     12,513
  Building and office equipment rents           1,853       1,728       5,431      5,191
  Operating taxes and licenses                  4,365       3,625      12,206     10,520
  Insurance and claims                          3,105       2,455       8,859      7,659
  Communications and utilities                  1,757       1,623       5,148      4,529
  General supplies and expenses                 3,982       3,190      11,545      9,152
  Miscellaneous expenses                        1,112         968       2,939      2,626
                                           ----------  ----------  ---------- ----------
    Total operating expenses                   92,531      81,773     265,998    230,579
                                           ----------  ----------  ---------- ----------

Operating income                                6,735       6,502      17,602     15,777

Other deductions:
  Interest expense, net                         1,129         932       3,002      2,654
  Other expense, net                               87         118         263        269
                                           ----------  ----------  ---------- ----------

    Total other deductions                      1,216       1,050       3,265      2,923
                                           ----------  ----------  ---------- ----------

Income before income taxes                      5,519       5,452      14,337     12,854

Provision for income taxes                      2,097       2,099       5,448      4,949
                                           ----------  ----------  ---------- ----------

Net income                                    $ 3,422     $ 3,353     $ 8,889    $ 7,905
                                           ==========  ==========  ========== ==========


Basic and diluted earnings per share:           $0.41       $0.40       $1.07      $0.95

Weighted average number of shares
  outstanding:
    Basic                                   8,312,196   8,308,287   8,311,633  8,311,968
    Diluted                                 8,321,089   8,323,956   8,325,464  8,320,144






The accompanying notes are an integral part of these financial statements.

                       OLD DOMINION FREIGHT LINE, INC.
                         CONSOLIDATED BALANCE SHEETS


                                               September 30,       December 31,
                                                   1998               1997
(In thousands, except share data)               (Unaudited)        (Audited)
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                        $      744         $     674
  Customer receivables, less allowances
     of $5,628 and $4,963, respectively                50,799            43,399
  Other receivables                                     3,948             1,492
  Tires on equipment                                    5,569             5,052
  Prepaid expenses                                      5,598             7,273
  Deferred income taxes                                 1,970             1,970
                                                -------------     -------------

     Total current assets                              68,628            59,860

Property and equipment:
  Revenue equipment                                   172,240           144,926
  Land and structures                                  47,683            42,572
  Other equipment                                      31,862            19,675
  Leasehold improvements                                4,136               721
                                                -------------     -------------

     Total property and equipment                     255,921           207,894

Less accumulated depreciation and
amortization                                          (94,801)          (83,064)
                                                -------------     -------------

     Net property and equipment                       161,120           124,830

Other assets, including goodwill, less
  insurance policy loans of $1,851                     13,094             6,371
                                                -------------     -------------

     Total assets                                   $ 242,842         $ 191,061
                                                =============     =============












The accompanying notes are an integral part of these financial statements.

                       OLD DOMINION FREIGHT LINE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                               September 30,     December 31,
                                                    1998              1997
(In thousands, except share data)               (Unaudited)        (Audited)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 14,648          $ 14,161
  Compensation and benefits                            14,133             8,915
  Claims and insurance accruals                        11,314             9,275
  Other accrued liabilities                             3,159             1,587
  Income taxes payable                                     44               -
  Current maturities of long-term debt                  8,326             5,146
                                                -------------     -------------

     Total current liabilities                         51,624            39,084

Long-term debt                                         68,095            42,155
Other non-current liabilities                           9,376             7,704
Deferred income taxes                                  19,341            16,617
                                                -------------     -------------

     Total long-term liabilities                       96,812            66,476

Stockholders' equity:
Common stock - $.10 par value, 25,000,000
  shares authorized, 8,312,196 and 8,310,596
  shares outstanding, respectively                        831               831
Capital in excess of par value                         23,906            23,891
Retained earnings                                      69,669            60,779
                                                -------------     -------------

  Total stockholders' equity                           94,406            85,501


Commitments and contingencies                             -                 -
                                                -------------     -------------

     Total liabilities and stockholders'
       equity                                       $ 242,842          $191,061
                                                =============     =============






The accompanying notes are an integral part of these financial statements.

                     OLD DOMINION FREIGHT LINE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended Sept. 30,
                                                  --------------------------
                                                      1998         1997
(In thousands)                                     (Unaudited)  (Unaudited)
--------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                          $ 8,889      $ 7,905
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    15,551       12,513
      Deferred income taxes                             2,724        3,364
      Net effect of restricted stock
       distribution                                       -            511
      Loss (Gain) on sale of property and
       equipment                                            3         (227)
      Changes in assets and liabilities:
       Customer and other receivables, net             (4,662)      (7,874)
       Tires on equipment                                (244)        (190)
       Prepaid expenses and other assets                2,452        2,127
       Accounts payable                                   487       (2,229)
       Compensation, benefits and other
       accrued liabilities                              6,140        4,454
       Claims and insurance accruals                    1,839          718
       Income taxes payable                                44          -
       Other liabilities                                1,672        1,037
                                                   ----------   ----------
         Net cash provided by operating
         activities                                    34,895       22,109
                                                   ----------   ----------
Cash flows from investing activities:
  Acquisition of business assets, net                 (19,299)         -
  Purchase of property and equipment                  (38,871)     (31,127)
  Proceeds from sale of property and equipment          1,224        1,540
                                                   ----------   ----------
         Net cash used in investing activities        (56,946)     (29,587)
                                                   ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt             20,990        9,000
  Principal payments under debt and capital lease
    agreements                                         (3,485)      (3,746)
  Net proceeds from line of credit                      4,600        1,665
  Proceeds from conversion of stock options                16            4
                                                   ----------   ----------
         Net cash provided by financing
         activities                                    22,121        6,923
                                                   ----------   ----------
Increase (Decrease) in cash and cash
  equivalents                                              70        (555)
Cash and cash equivalents at beginning of
  period                                                  674        1,353
                                                   ----------   ----------
Cash and cash equivalents at end of period              $ 744       $  798
                                                   ==========   ==========







The accompanying notes are an integral part of these financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the quarter ended September 30, 1998, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 1997 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period. The Company's earnings per share ("EPS"), under Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for both basic and diluted EPS was $.41 and $.40 for the quarters ended September 30, 1998 and 1997, respectively, and $1.07 and $.95 for the nine months ended September 30, 1998 and 1997, respectively.

SUBSEQUENT EVENTS
None

RECENT ACCOUNTING PRONOUNCEMENTS
In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive, consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for hedges. The statement is required to be adopted by June 15, 1999 but early adoption is encouraged. The Company adopted Statement No. 133 in the third quarter of 1998 with no impact.

ACQUISITIONS
On January 27, 1998, Old Dominion Freight Line completed an agreement to purchase selected assets of Fredrickson Motor Express Corporation
("Fredrickson"), a Charlotte, North Carolina based common carrier which provided LTL trucking services, primarily in the southeastern United States.

On August 24, 1998, the Company completed an agreement to purchase selected assets, principally revenue equipment, of Goggin Truck Line Company, Inc. ("Goggin"), a regional less-than-truckload carrier based in Shelbyville, Tennessee. Goggin operated 44 service centers in 11 states, primarily in the Southeast. The Company currently operates eight of the previous Goggin Service Centers as new locations and has consolidated the remaining Goggin Service Centers into existing Company operations.

The purchase price for these acquisitions was $26,935,000, which was paid with existing cash, borrowings on the line of credit, and assumption of debt and capital lease obligations. Excess assets totaling $7,539,000, acquired as a result of the asset purchases, were subsequently sold or liquidated.

The pro forma impact of these acquisitions on the Company's financial results are not material; however, the Company believes the strategic value of these improvements to its intra-regional infrastructure will provide a basis for growth and additional density in its intra-regional markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations for the Three Months and Nine Months Ended
September 30, 1998, Compared to September 30, 1997


                 Expenses as a Percentage of Revenue from Operations
                 ---------------------------------------------------

                                      Three Months Ended          Nine Months Ended
                                        September 30                September 30
                                    -----------------------     -----------------------
                                      1998         1997           1998         1997
                                    ----------   ----------     ----------   ----------

Revenue from operations                100.0%       100.0%         100.0%       100.0%
                                    ----------   ----------     ----------   ----------

Operating expenses:
   Salaries, wages and benefits          59.9         58.7           59.6         58.6
   Purchased transportation               3.6          4.8            4.2          4.6
   Operating supplies and expenses        7.7          8.8            8.2          9.3
   Depreciation and amortization          5.8          5.0            5.5          5.1
   Building and office equipment
     rents                                1.9          1.9            1.9          2.1
   Operating taxes and licenses           4.4          4.1            4.3          4.3
   Insurance and claims                   3.1          2.8            3.1          3.1
   Communications and utilities           1.8          1.8            1.8          1.8
   General supplies and expenses          4.0          3.6            4.1          3.7
   Miscellaneous expenses                 1.0          1.1            1.1          1.0
                                    ----------   ----------     ----------   ----------

Total operating expenses                 93.2         92.6           93.8         93.6
                                    ----------   ----------     ----------   ----------

Operating income                          6.8          7.4            6.2          6.4

Interest expense, net                     1.2          1.1            1.1          1.1
Other expense, net                        0.1          0.1            0.1          0.1
                                    ----------   ----------     ----------   ----------

Income before income taxes                5.5          6.2            5.0          5.2

Provision for income taxes                2.1          2.4            1.9          2.0
                                    ----------   ----------     ----------   ----------

Net income                               3.4%         3.8%           3.1%         3.2%
                                    ==========   ==========     ==========   ==========

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

Net revenue for the third quarter of 1998 was $99,266,000, an increase of 12.5%, compared to $88,275,000 for the same quarter of 1997. Less-than-truckload ("LTL") tonnage increased 12.7% during the quarter while total tonnage increased 14.2%. LTL and total shipments increased 7.5% and 7.6%, respectively, compared to the same quarter of 1997. The increase in tonnage is attributed to the continued focus on improving market share and density within existing markets and the addition of 15 service centers since the third quarter of 1997.

Average LTL revenue per shipment increased .5% to $116.89 in the current quarter compared to $116.32 for the same quarter of 1997. Average LTL revenue per hundredweight was $11.14 for the current quarter compared to $11.63 for the third quarter of 1997, a decrease of 4.2%. The decrease in LTL revenue per hundredweight was offset by a 4.6% increase in LTL weight per shipment to 1,049 lbs. from 1,000 lbs. The average weight per shipment for the third quarter of 1997 was somewhat lower due to additional small shipments received by the Company during the sixteen day Teamsters strike against United Parcel Service in August of 1997. Generally, revenue per hundredweight has an inverse relationship to weight per shipment; therefore, an increase in the weight per shipment will usually cause a reduction in revenue per hundredweight. The Company believes that the 4.6% increase in weight per shipment contributed to the decline in revenue per hundredweight for the quarter.

The average length of haul decreased to 848 miles from 872 in the comparable period of 1997. This decrease is attributed to a year to date 19.8% growth in the Company's regional, or next day delivery, markets compared to an overall revenue growth of 12.5%. Some of this short-haul regional growth resulted from the Company's acquisition of selected assets of Fredrickson Motor Express and Goggin Truck Line in January and August 1998, respectively. This regional growth has occurred primarily in the North and Southeast regions of the country.

The operating ratio, defined as operating expenses as a percentage of net revenue, was 93.2% for the third quarter of 1998 compared to 92.6% for the same quarter of 1997. The increase in operating ratio was due primarily to increases in salaries, wages and benefits and depreciation and amortization, which combined were 2.0 operating points higher than the comparable quarter of 1997. In addition, operating taxes and licenses, insurance and claims and general supplies and expenses increased to 11.5% of revenue compared 10.5% for the same period the previous year.

Salaries, wages and benefits increased to 59.9% of revenue from 58.7% for the previous quarter of 1997. The expansion of the service center network allowed the Company to deliver more shipments directly with Company personnel and equipment, which increased wages and depreciation expense, while decreasing reliance on the use of outside purchased transportation. In addition, 36 new sales personnel were added as a result of the acquisitions when compared to the third quarter of 1997. The increased sales force is expected to generate additional revenue in strategic lanes as the year progresses, which is consistent with the Company's focus on increasing market share in existing lanes.

Depreciation and amortization increased to 5.8% of revenue from 5.0% for the same quarter of 1997. The increase in depreciation was due primarily to increased capital expenditures for expansion of existing service centers, purchases of new service centers which were previously leased, investments and upgrades to the Company's information systems and the acquisition of selected assets of Fredrickson and Goggin.

Combined, operating taxes and licenses, insurance and claims and general supplies and expenses increased to 11.5% of revenue from 10.5% for the comparable period of 1997. These increases are attributed to administrative costs associated with the addition of new sales personnel in 1998, improvements in the Company's infrastructure, increased vehicle license and registration fees, and property taxes attributed to the recent acquisition of selected assets of Goggin Truck Line.

The Company experienced decreases in purchased transportation, operating supplies and expenses and miscellaneous expenses to 12.3% of revenue in the third quarter of 1998 from 14.7% for the same quarter last year. The decrease in purchased transportation was the result of higher use of Company personnel and equipment for pickup and delivery operations previously performed by cartage agents. Operating supplies and expenses decreased to 7.7% of revenue from 8.8%, primarily due to a 13.1% decrease in fuel prices from the third quarter 1997.

Net interest expense was 1.2% of revenue compared with 1.1% for the third quarter of 1997 due to an increase in average outstanding debt. Net income was $3,422,000 for the quarter, an increase of 2.1% over $3,353,000 for the same quarter of the previous year. The effective tax rate was 38.0% and 38.5% for the third quarters of 1998 and 1997, respectively.

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997

Net revenue for the nine months ended September 30, 1998, was $283,600,000, an increase of 15.1%, compared to $246,356,000 for the same period of 1997. LTL tonnage increased 13.9% during the same comparable periods. These increases reflect the Company's focus in 1998 to improve the yield of the revenue base and increase market share in existing areas of operations.

Average LTL revenue per shipment decreased 1.0% to $118.08 during current the nine-month period compared to $119.22 for the same period of 1997. This decrease was caused by a reduction in LTL revenue per hundredweight and a decrease in the Company's average length of haul. Average LTL revenue per hundredweight decreased 1.6% to $11.20 compared to $11.38. Revenue per hundredweight generally has an inverse relationship to LTL weight per shipment, which increased .6% to 1,055 lbs. from 1,048 lbs. through the third quarter of 1997. Average length of haul decreased to 851 miles from 864 in the comparable period of 1997. This decrease is attributed to the regional short-haul characteristics of the additional freight contributed by the Fredrickson and the Goggin asset purchases in January and August 1998, respectively. Year to date, the shorter haul regional business has increased 19.8% compared to 15.1% for the overall Company. Most of this intra-regional growth has occurred in the North and Southeast regions.

The operating ratio was 93.8% for the nine months ended September 30, 1998, compared to 93.6% for the same period of 1997. The slight increase in operating ratio was primarily due to increases in salaries, wages and benefits, depreciation and amortization and general supplies and expenses. Combined, these expenses increased to 69.2% of revenue from 67.4% in the same period of 1997.

Salaries, wages and benefits increased to 59.6% of revenue as compared to 58.6% for the same period of 1997. This increase reflects the start up costs and the Company's commitment to provide superior service in the new markets created through the expansion into upstate New York, and the Fredrickson and Goggin asset purchases. The increase in depreciation was due primarily to increased capital expenditures for expansion of existing service centers, purchases of new service centers which were previously leased, investments and upgrades to the Company's information systems and the Fredrickson and Goggin asset purchases. The increase in general supplies and expenses is attributed to the start up and administrative costs related to the upstate New York expansion as well as the Fredrickson and Goggin asset purchases.

These increases were offset by decreases in purchased transportation, operating supplies and expenses and building and office equipment rents. The decrease in purchased transportation was the result of the Company continuing to replace cartage agents with Company equipment and personnel. The decrease in operating supplies and expenses was due primarily to a 14.3% reduction in the average price per gallon of fuel combined with a slight increase in fuel efficiency for the first nine months of 1998. Building and office equipment rents decreased to 1.9% of revenue from 2.1% for the same period of 1997 as a result of the Company's purchase of service centers that were previously leased.

Interest expense was 1.1% of revenue for the nine months ended September 30, 1998 and 1997. Net income was $8,889,000 for the nine-month period, an increase of 12.4%, compared to $7,905,000 for the previous year. The effective tax rate was 38.0% for the current period compared to 38.5% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Expansion in both the size and number of service center facilities, as well as the routine tractor and trailer turnover cycle, have required continued investment in property and equipment. The Company anticipates capital expenditures of between $55,000,000 and $60,000,000 for the year ending December 31, 1998. This investment will be financed principally by internally generated cash flows, supplemented with borrowings. Capital expenditures were approximately $23,786,000 and $53,068,000 during the quarter and nine months ended September 30, 1998, respectively. Capital expenditures through the third quarter of 1998 included approximately $14,197,000 as a result of the Fredrickson and Goggin asset purchases. Long-term debt, including current maturities, increased $29,120,000 to $76,421,000 at September 30, 1998, from $47,301,000 at December 31, 1998.

The Company generally meets its working capital needs with cash generated from operations, supplemented by credit lines. Working capital requirements are generally higher during the first and fourth quarters because of seasonal declines in revenue and annual payments of property taxes, equipment tags and licenses. The Company currently maintains a $32,500,000 uncollateralized committed credit agreement that provides a $17,500,000 line of credit and a $15,000,000 letter of credit facility. Interest on the line of credit is charged at rates that can vary based upon a certain financial performance ratio and the stated period of time borrowings are outstanding. The applicable interest rate is based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on the outstanding letters of credit. At September 30, 1998, there was $11,330,000 outstanding on the line of credit and $7,891,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financing needs.

On February 27, 1998, the Company entered into a $20,000,000 private placement of debt through a Note Purchase Agreement. The debt consists of $10,000,000 of Senior Notes maturing in seven years bearing an interest rate of 6.35% and $10,000,000 of Senior Notes maturing in ten years bearing an interest rate of 6.59%. The 2005 note provides for semi-annual interest payments with increasing annual principal payments beginning February 25, 2000. The 2008 note provides for semi-annual interest payments with increasing annual principal payments beginning February 25, 2001. The proceeds from this private debt agreement were used to replace the outstanding borrowings on the line of credit facility with long term, fixed rate obligations with the excess proceeds used to finance 1998 planned capital expenditures for service center facilities and revenue equipment.

IMPACT OF THE YEAR 2000
-----------------------

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

The Company has completed an assessment of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. As of this filing date, the Company has successfully completed modifications to all internally generated software and is currently utilizing the modified software in production. The total cost to complete this phase of the year 2000 project was approximately $500,000. All third party software requiring modification has been identified and those modifications have been completed and tested.

During the third quarter of 1998, the Company completed modifications to its IT hardware for year 2000 compliance at a cost of approximately $100,000.

Old Dominion is currently performing an evaluation of its non-IT systems, such as telephone switches and security systems, to identify systems that require modification. The cost of these modifications or upgrades, if any, is expected to be less than $50,000. This evaluation and subsequent compliance plan is approximately 25% complete and should be finalized by year-end 1998.

The Company is currently 25% complete in its evaluation of its major customers and suppliers to determine if they have taken adequate measures to ensure that necessary modifications are made to their software and hardware prior to the year 2000. In addition, the Company is actively assisting customers in achieving year 2000 compliance in their electronic data interchange applications that are used to communicate with the Company in their normal course of business. The process of monitoring customers and suppliers for year 2000 compliance may well extend until 2000; however, the Company plans to take appropriate actions, such as utilizing alternative suppliers of critical supplies, to minimize any negative impact from noncompliance by third parties. In addition, the Company's existing systems could be used to provide customers with freight tracing and documentation requirements if their systems fail. While the Company is not dependent on any one customer or supplier, failure to make necessary year 2000 modifications by any large groups of customers or suppliers could result in a material adverse impact on the Company.

In order to avoid problems that could arise in the year 2000, all modifications to internally generated software were simulated in a year 2000 test environment and subjected to comprehensive quality standards prior to being placed into production. Similar IT hardware testing, to the extent possible, has been performed. The Company does, however, plan to have its internal IT staff and external IT support resources available in early 2000 to address any software or hardware failures that might arise.

The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the ability of the Company's customers and suppliers to address their year 2000 compliance problems and similar uncertainties.

INFLATION
---------

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the second quarter and for the nine months ended September 30, 1998, the effect of inflation on the Company's results of operations was minimal.

SEASONALITY
-----------

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

ENVIRONMENTAL
-------------

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

FORWARD-LOOKING INFORMATION
---------------------------

Forward-looking statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment, service centers and other significant resources;
(5) the impact of regulatory bodies; (6) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's inability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; (8) the availability and cost of personnel trained in the year 2000 compliance problem, the Company's ability to locate and correct relevant IT and non-IT problems and the ability of the Company's customers and suppliers to address their year 2000 compliance problems; and (9) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:

      Exhibit No.          Description
      -----------          -------------------------------------------------
      27                   Financial Data Schedule

b) Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ended September 30, 1998, as follows:

      Date of Report             Item
      --------------             ----

      September 4, 1998          Item 5.  Other Information


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OLD DOMINION FREIGHT LINE, INC.


DATE: November 9, 1998                    J. WES FRYE
      -----------------------------       -------------------------------------
                                          J. Wes Frye
                                          Sr. V.P. - Finance and Chief Financial Officer
                                          (Principal Financial Officer)



DATE: November 9, 1998                    JOHN P. BOOKER III
      -----------------------------       -------------------------------------
                                          John P. Booker III
                                          V.P. - Controller (Principal Accounting Officer)
