Form 10-K
period 1998-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 1999-03-26
CIK 878927

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ____________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 16, 1999, was $16,663,329.

     As of March 16, 1999, the registrant had outstanding 8,312,196 shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Old Dominion Freight Line, Inc. ("Old Dominion", the "Company" or the "Registrant", as appropriate for this report) is an inter-regional and multi-regional motor carrier transporting primarily less-than-truckload ("LTL") shipments of general commodities, including consumer goods, textiles and capital goods to a diversified customer base. The Company serves regional markets in the Southeast, South Central, Northeast, Midwest and West regions of the country. Old Dominion connects these geographic regions with high quality inter-regional service.

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

        The Company seeks to reduce unit operating costs and improve service by building freight volume, or density, in its markets. Increasing density reduces unloading and reloading at breakbulk facilities, resulting in faster transit times and reduced cargo claims, and also improves equipment utilization. Old Dominion also lowers its cost structure and reduces cargo claims by using twin 28-foot trailers exclusively in its linehaul operations. Use of twin 28-foot trailers permits the Company to transport freight directly from its point of origin to destination with minimal unloading and reloading, and permits more freight to be hauled behind a tractor than could be hauled if the Company used one larger trailer. Approximately 55% of the Company's LTL tonnage moves directly from the origination service center to its destination without being reloaded to another trailer at a breakbulk facility, with a substantial majority of the remaining tonnage experiencing no more than one breakbulk handling per shipment. Further, management believes that it gains an operating advantage by maintaining flexible work force rules among its nonunion labor force, which permits service center employees to perform several functions that result in reliable delivery and a higher level of customer satisfaction.

        The Company also transports shipping containers between several port cities and inland points, primarily in its core southeastern service area. For the year ended December 31, 1998, container services accounted for 2.6% of the Company's operating revenue. Old Dominion also provides assembly and distribution services primarily to its retail customers.

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

        LTL companies are generally categorized as regional, inter-regional or national motor carriers based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as inter-regional carriers. National carriers generally have average lengths of haul that exceed 1,000 miles. For the year ended December 31, 1998, Old Dominion had an average length of haul of 853 miles.

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

REVENUE EQUIPMENT AND MAINTENANCE

        At December 31, 1998, the Company operated 2,091 tractors. The Company uses new tractors in linehaul operations for approximately three to five years and then transfers those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of Company service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

        At December 31, 1998, the Company operated a fleet of 8,979 trailers. As the Company has expanded and its needs for equipment have increased, the Company has purchased new trailers as well as trailers meeting its specifications from other trucking companies that have ceased operations. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing the trailer fleet's average age; however, the Company believes the age of its trailer fleet compares favorably with its competitors.

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

        The table below reflects, as of December 31, 1998, the average age of Old Dominion's revenue equipment:

     Type of Equipment                         Number
(Categorized by Primary Use)                  of Units          Average Age
----------------------------                  ---------         -----------
Linehaul tractors                                1,732            3.2 years
Pickup and delivery tractors                       359            6.9 years
Pickup and delivery trucks                          22            4.2 years
Linehaul trailers                                7,138            6.5 years
Pickup and delivery trailers                     1,841           11.8 years

        The Company currently has major maintenance operations at its service centers in Atlanta, Georgia; Dallas, Texas; Des Plaines, Illinois; Jersey City, New Jersey; Morristown and Memphis, Tennessee; Los Angeles, California; Columbus, Ohio; and Greensboro, North Carolina. In addition, six other service center locations are equipped to perform routine and preventive maintenance checks and repairs on the Company's equipment.

        The Company has an established scheduled maintenance policy and procedure that is administered by the Vice President - Equipment and Maintenance. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage intervals ranging from 12,500 to 25,000 miles, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance every 90 days.

        The table below sets forth the Company's capital expenditures for certain revenue equipment during 1996, 1997 and 1998:

Year     Service Centers          Tractors          Trailers        Total
----     ---------------        -----------       -----------     -----------
1996       $12,513,000          $13,116,000       $10,120,000     $35,749,000
1997       $ 6,371,000          $17,529,000       $ 4,889,000     $28,789,000
1998       $12,115,000          $21,400,000       $15,165,000     $48,680,000

SERVICE CENTER OPERATIONS

        At December 31, 1998, Old Dominion conducted operations through 92 service center locations, of which it owns 33 and leases 59. The Company operates major breakbulk facilities in Atlanta, Georgia; Columbus, Ohio; Morristown, Tennessee; Jersey City, New Jersey; Los Angeles, California; and Greensboro, North Carolina, while using some smaller service centers for limited breakbulk activity. Old Dominion's service centers are strategically located to permit the Company to provide the highest quality service and minimize freight rehandling costs.

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

MARKETING AND CUSTOMERS

        At December 31, 1998, the Company had a sales staff of 258 employees. The Company compensates its sales force, in part, based upon revenue generated, Company and service center profitability and on-time service performance, which the Company believes helps motivate those employees.

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

        For the year ended December 31, 1998, Old Dominion's largest 20, 10, and 5 customers accounted for approximately 19.1%, 14.7% and 10.5%, respectively, of the Company's operating revenue. The Company's largest customer for 1998 accounted for approximately 2.8% of operating revenue. While the Company is not dependent upon one customer, a reduction or termination of services provided by the Company to a large group of customers could have an adverse effect on the Company's business and operating results.

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

SAFETY AND INSURANCE

        The Company's Vice President - Safety and Personnel and Vice President - Quality and Field Services implement and monitor its safety and loss prevention programs with the assistance of 11 field supervisors. As a result of the Company's emphasis on safety, the accident frequency, as defined by the National Safety Council (including minor and unavoidable accidents), has decreased from
12.5 accidents per million miles for the year ended December 31, 1989, to 7.5 accidents per million miles for the year ended December 31, 1998.

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

FUEL AVAILABILITY AND COST

        The motor carrier industry is dependent upon the availability of diesel fuel. Increases in fuel prices and fuel taxes, to the extent not offset by rate increases or fuel surcharges to customers, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. The Company has not experienced difficulties in maintaining a consistent and ample supply of fuel. In periods of extreme price increases, the Company has implemented a fuel surcharge, which is consistent with other competitors. Management believes that the Company's operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of its competitors. Fuel costs normally fluctuate between three and five percent of operating revenue. Fuel expense was 3.3% of revenue in 1998.

EMPLOYEES AND DRIVERS

        At December 31, 1998, the Company employed 5,287 persons in the following categories:

                                                        Number of
                Category                                Employees
                ---------                               ---------

                Salaried and clerical                     1,228
                Drivers                                   2,680
                Platform                                    964
                Mechanics                                   157
                Sales (corporate and field)                 258

        At December 31, 1998, the Company employed 1,155 road drivers and 1,525 city drivers. All drivers hired by the Company are selected based upon driving records and experience. Drivers are required to pass drug tests at employment and are later required to take such tests periodically, by random selection. Competition for drivers is intense within the trucking industry, and the Company periodically experiences difficulties in attracting and retaining qualified drivers. There can be no assurance that the Company's operations will not be affected by a shortage of qualified drivers in the future which could result in temporary under-utilization of revenue equipment, difficulty in meeting shipper demands and increased compensation levels for drivers. Difficulty in attracting or retaining qualified drivers could require the Company to limit growth and have a material adverse effect on the Company's operations.

        To help fulfill driver needs, the Company offers employees and their spouses the opportunity to become drivers through the "Old Dominion Driver Training Program". Since its inception in 1988, 619 individuals have graduated from that program. The Company has experienced an annual turnover rate of approximately 7% for those employees, which the Company believes compares favorably with industry experience of driver retention. In management's opinion, driver qualification programs, which are required to be taken by all drivers, have been important factors in improving the Company's safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid for 1998 were approximately $431,000.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth information regarding the executive officers of the Company:

Name and Age                Positions and Offices with the Company
-------------               --------------------------------------

Earl E. Congdon (68)        Chairman of the Board of Directors and Chief
                            Executive Officer

John R. Congdon (66)        Vice Chairman of the Board of Directors

John A. Ebeling (61)        Vice Chairman of the Board of Directors

David S. Congdon (42)       President, Chief Operating Officer

John B. Yowell (47)         Executive Vice President

J. Wes Frye (51)            Sr. Vice President - Finance, Treasurer, Chief
                              Financial Officer and Assistant Secretary

Joel B. McCarty, Jr. (61)   Sr. Vice President, General Counsel and Secretary

        Earl E. Congdon has been employed by the Company since 1950 and has served as Chairman of the Board and Chief Executive Officer since 1985 and as a director since 1952. He is a son of E. E. Congdon, one of the founders of Old Dominion.

        John R. Congdon has been with the Company since 1953 and has served as Vice Chairman of the Board since 1985 and as a director since 1955. He is also the Chairman of Old Dominion Truck Leasing, Inc., a North Carolina corporation that is engaged in the full service leasing of tractors, trailers and other equipment, to which he devotes more than half of his time. He is a son of E. E. Congdon, one of the founders of Old Dominion, and the brother of Earl E. Congdon.

        John A. Ebeling has been a Vice Chairman of the Board of Directors since May 1997. He formerly served as President and Chief Operating Officer from August 1985 to May 1997 and was first elected a director in August 1985. Mr. Ebeling was previously employed by ANR Freight Systems from 1978 to 1985, holding the positions of Chairman and Chief Executive Officer.

        David S. Congdon has been employed by the Company since 1978 and, since May 1997, has served as President and Chief Operating Officer. He has held various positions in the Company including Vice President - Quality and Field Services, Vice President - Quality, Vice President - Transportation, President - Dominion Furniture Xpress (a former division of Old Dominion that specialized in furniture transportation) and held other positions in operations and engineering. He is the son of Earl E. Congdon.

        John B. Yowell has been employed by the Company since February 1983 and was promoted to Executive Vice President in May 1997. He has held the position of Vice President - Corporate Services, Vice President - Central Region, Assistant to the President and Vice President - Management Information Systems. He is a son-in-law of Earl E. Congdon.

        J. Wes Frye has been the Sr. Vice President - Finance since May 1997. He has been Chief Financial Officer and Treasurer since joining the Company in February 1985 and has served as Assistant Secretary since December 1987. Mr. Frye served as the Vice President of Finance of Builders Transport, Inc., from 1982 to 1985, and in various positions, including Vice President - Controller, with Johnson Motor Lines from 1975 to 1980. Mr. Frye is a Certified Public Accountant.

        Joel B. McCarty, Jr., has been a Sr. Vice President since May 1997 and has served as General Counsel and Secretary since joining the Company in June 1987. Before joining Old Dominion, he was Assistant General Counsel of McLean Trucking Company and was in private law practice prior to 1985.

        Information concerning the Company's other significant employees is as follows:

  Name and Age                     Position
 -------------                     ---------

  Ernest Brantley (62)             Senior Vice President - Operations

  J. Timothy Turner (43)           Senior Vice President - Sales and Marketing

  John P. Booker, III (42)         Vice President - Controller

  Gerry L. Broadwell (44)          Vice President - South Central Area

  Robert M. Delgado (60)           Vice President - Western Area

  Kevin M. Freeman (39)            Vice President - Field Sales

  Greg C. Gantt (43)               Vice President - Southern Area

  Terry L. Hutchins (40)           Vice President - Quality and Field Services

  Richard F. Keeler (49)           Vice President - Corporate Services

  Mark M. Madden (47)              Vice President - Northern Area

  Buddy S. McBride (53)            Vice President - Transportation

  Hugh N. Morris, Jr. (35)         Vice President - Midwest Area

  J. Edward Richardson (54)        Vice President - Equipment and Maintenance

  Brian J. Stoddard (51)           Vice President - Safety and Personnel

  Michael A. Wood (45)             Vice President - Central Area

        Ernest Brantley has served as Senior Vice President - Operations since January 1992 after joining the Company as Vice President - Operations in January 1990. He was previously with Thurston Motor Lines for 35 years where he served in various capacities, including Executive Vice President from 1981 to 1987. Following its acquisition by Brown Transport Co., Inc., Mr. Brantley served as Senior Vice President of Brown Transport from 1987 to 1990.

        J. Timothy Turner has been employed by the Company since July 1981 and was promoted to Sr. Vice President - Sales and Marketing in May 1997. He has also served as Vice President - Sales and Marketing, Vice President - National Accounts, Director of Sales, Central Area Director of Sales and District Sales Representative prior to 1986. He was employed by McLean Trucking Company from 1977 to 1981.

        John P. Booker, III, joined the Company in April 1987 and was promoted to Vice President - Controller in May 1997. He previously served as Assistant Vice President - Controller. Between 1979 and 1987 he was employed by RJR Nabisco, Inc. and Monsanto Company where he held various accounting positions. Mr. Booker is a Certified Management Accountant.

        Gerry L. Broadwell has served as Vice President - South Central Area since joining the Company in August 1998. He was previously employed by Goggin Truck Line Company, Inc. from 1990 to 1998 where he held various senior management positions, including Executive Vice President. From 1984 to 1990, Mr. Broadwell was employed by Ryder PIE, where he held the positions of Regional Manager and Service Center Manager.

        Robert M. Delgado joined the Company in December 1985 and was promoted to Vice President - Western Area in October 1996. He has also served as the Director of the Western Area and as the Los Angeles Service Center Manager. Prior to joining the Company, he held several management positions with Watkins Motor Lines.

        Kevin M. Freeman joined the Company in 1988 and was promoted to Vice President - Field Sales in May 1997. He previously served as Director of Field Sales, Central Sales Director and as an area sales representative. Prior to joining Old Dominion, he was employed in the air freight industry as a National Sales Representative.

        Greg C. Gantt joined the Company in November 1994 as Vice President - South Central Area and assumed responsibility for the Southern Area in January 1996. From 1978 to 1994 he was employed by Carolina Freight Carriers where he held various positions including Vice President - Southern Region, Regional Manager and Operations Director.

        Terry L. Hutchins joined the Company in December 1992 and was promoted to Vice President - Quality and Field Services in December 1997. Previously he served as Vice President - Southern Area and Vice President - Central Area. Prior to joining the Company, he held various Service Center Manager and sales positions with Carolina Freight Carriers and McLean Trucking Company between 1980 and 1992.

        Richard F. Keeler joined the Company in 1993 and was promoted to Vice President - Corporate Services in May 1997. He has previously served as Vice President - Midwest Area, Vice President - Northern Area, and as Director of Pickup and Delivery Operations. Formerly, he was employed by Standard Trucking Company and McLean Trucking Company where he served in various management positions.

        Mark M. Madden joined Old Dominion in January 1986 and was promoted to Vice President - Northern Area in April 1995. He has also served as the Area Manager - Metro Area and as a Service Center Manager in the Northern Area.

        Buddy S. McBride joined the Company in 1977 and has held Service Center Manager positions in Richmond and Greensboro prior to becoming Vice President - Central Area in 1991. In December 1992, he was promoted to Vice President - Transportation.

        Hugh N. Morris joined the Company in 1986 and was promoted to Vice President - Midwest Area in May 1997. He previously served as Manager of Sales and Service at the Charlotte, Atlanta and Tampa Service Centers, Southern Area Sales Director and held various management positions at the Chattanooga Service Center. Prior to joining Old Dominion he was employed by both ARA/Smith's Transfer and Apex/Humboldt Express where he held several management positions.

        J. Edward Richardson joined Old Dominion in December 1986 and has served as Vice President - Equipment and Maintenance since March of 1990. From 1986 to 1990, he was Director of Maintenance. Prior to joining the Company, he was an area operations manager for Saunders Leasing System.

        Brian J. Stoddard joined the Company in 1969 and was promoted to Vice President Safety and Personnel in May 1997. He previously served as Director - Safety and Personnel, Corporate Safety Manager, Service Center Manager - Dominion Furniture Xpress, Service Center Manager at both the Newport News and Norfolk Service Centers and as a supervisor, dockworker and driver.

        Michael A. Wood joined the Company in 1991 and was promoted to Vice President - Central Area in December 1997. He previously served as Manager of Sales and Service - Atlanta, and as both the Manager of Sales and Service and Assistant Manager of Sales and Service - Charlotte. Prior to joining Old Dominion he was employed by Ryder PIE from 1979 to 1991.

ITEM 2. PROPERTIES

        The Company owns its general offices located in High Point, North Carolina, consisting of a four-story office building of approximately 56,500 square feet on 10.3 acres and an office building of approximately 15,000 square feet located near the general office. The Company also owns operating service center facilities in Los Angeles, California; South Windsor, Connecticut; Atlanta, Georgia; Orlando, Jacksonville and Tampa, Florida; Des Plaines, Illinois; Baltimore, Maryland; Minneapolis, Minnesota; Tupelo, Mississippi; Kansas City, Missouri; Syracuse, New York; Asheville, Charlotte, Fayetteville, Hickory, Wilmington and Wilson, North Carolina; Cincinnati and Columbus, Ohio; Columbia and Greenville, South Carolina; Morristown, Memphis, Nashville and Chattanooga, Tennessee; Dallas and Houston, Texas; Richmond, Manassas, Martinsville and Norfolk, Virginia; and Milwaukee, Wisconsin.

        The Company also owns non-operating properties in Jacksonville, Florida; St. Louis, Missouri; Fayetteville and Hickory, North Carolina; Memphis and Nashville, Tennessee; and Houston, Texas, all of which are held for lease. Currently the Jacksonville and Fayetteville properties are not under lease; the Hickory property is on a month-to-month lease; the Nashville property is leased until September 1999; the Memphis property is leased until December 1999; and the St. Louis property is leased until February 2004.

        Old Dominion leases 59 of its 92 service centers. The lengths of the leases range from month-to-month to a lease that expires on July 31, 2004. The Company believes that its leased facilities are adequate for its existing needs and that, as current leases expire, it will be able either to renew them or find comparable facilities without incurring any material negative impact on service to customers or its operating results.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

        The common stock of Old Dominion Freight Line, Inc. is traded on the Nasdaq Stock Market (National Market) under the symbol ODFL. At March 22, 1999, there were approximately 770 holders of the common stock, including 125 stockholders of record. No dividends have been paid on the common stock. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Note 2 of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

MARKET PRICES OF COMMON STOCK:
                                                      1998
                               ---------------------------------------------------
                                 FIRST         SECOND        THIRD       FOURTH
                                QUARTER        QUARTER       QUARTER     QUARTER
----------------------------------------------------------------------------------
HIGH                           $ 18.25      $ 20.25        $ 17.25     $ 14.875
LOW                            $ 13.75      $ 15.50        $ 10.50     $   8.00

                                                      1997
                                --------------------------------------------------
                                 First        Second         Third        Fourth
                                Quarter       Quarter        Quarter      Quarter
----------------------------------------------------------------------------------
High                           $12.375      $ 14.25        $ 19.75      $  19.25
Low                            $  9.50      $ 11.75        $ 13.50      $  14.00




MARKET MAKERS:

First Union Capital Markets Corp., Inc.; ING Baring Furman Selz LLC; Knight Securities L.P.

ITEM 6. SELECTED FINANCIAL DATA

                                 SELECTED FINANCIAL DATA

                                                For the Year Ended December 31,
                                       ---------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
AND OPERATING STATISTICS)                  1998      1997      1996     1995      1994
------------------------------------------------------------------------------------------
OPERATING DATA:
Revenue from operations                   $383,078  $328,844  $293,006  $248,079  $243,547
Operating expenses:
  Salaries, wages and benefits             229,188   193,523   163,490   141,163   131,138
  Purchased transportation                  15,696    15,494    21,435    18,933    21,897
  Operating supplies and expenses           31,485    30,311    30,288    22,945    21,716
  Depreciation                              21,740    17,173    16,091    13,630    11,781
  Building and office equipment rents        7,285     6,921     6,874     5,991     5,292
  Operating taxes and licenses              16,791    13,968    12,867    10,393     9,628
  Insurance and claims                      12,277    10,033    10,118     8,503     8,758
  Communications and utilities               7,011     6,152     5,687     5,014     4,509
  General supplies and expenses             15,000    11,976    10,444    10,195     9,406
  Miscellaneous expenses                     4,028     3,282     2,762     1,671     1,798
                                       ---------------------------------------------------
    Total operating expenses               360,501   308,833   280,056   238,438   225,923
                                       ---------------------------------------------------
Operating income                            22,577    20,011    12,950     9,641    17,624
Interest expense, net                        4,331     3,547     2,903     1,510     1,107
Other expense, net                             311       273       137       329       110
                                       ---------------------------------------------------
Income before income taxes                  17,935    16,191     9,910     7,802    16,407
Provision for income taxes                   6,815     6,153     3,766     2,995     6,399
                                       ---------------------------------------------------
Net income                                $ 11,120  $ 10,038  $  6,144  $  4,807  $ 10,008
                                       ===================================================

EARNINGS PER SHARE:
Basic                                      $  1.34   $  1.21   $  0.74   $  0.58   $  1.20
Diluted                                    $  1.34   $  1.21   $  0.74   $  0.58   $  1.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                        8,312     8,312     8,346     8,354     8,362
Diluted                                      8,323     8,322     8,347     8,357     8,378

OPERATING STATISTICS:
Operating ratio                              94.1%     93.9%     95.6%     96.1%     92.8%
LTL revenue per hundredweight              $ 11.28   $ 11.37   $ 11.00   $ 10.87   $ 10.80
Revenue per intercity mile                 $  3.06   $  3.00   $  2.92   $  2.93   $  3.04
Intercity miles (in thousands)             125,228   109,681   100,447    84,715    79,985
LTL tonnage (in thousands)                   1,527     1,334     1,221     1,037     1,024
Shipments (in thousands)                     2,980     2,607     2,388     2,084     2,034
Average length of haul (miles)                 853       869         -         -         -

BALANCE SHEET DATA:                                       As of December 31,
                                       ---------------------------------------------------
                                            1998      1997      1996      1995      1994
                                       ---------------------------------------------------
Current assets                            $ 69,789  $ 59,860  $ 56,264  $ 50,465  $ 45,643
Current liabilities                         54,481    39,084    35,865    31,861    34,538
Total assets                               241,799   191,061   170,726   143,346   124,035
Long-term debt (including current
  maturities)                               70,589    47,301    43,141    30,216    18,625
Stockholders' equity                        96,637    85,501    74,928    68,784    63,726

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

                                                     1998           1997           1996
------------------------------------------------------------------------------------------
Revenue from operations                              100.0%         100.0%         100.0%
                                                    --------      ---------      ---------

Salaries, wages and benefits                           59.8           58.9           55.8
Purchased transportation                                4.1            4.7            7.3
Operating supplies and expenses                         8.2            9.2           10.3
Depreciation                                            5.7            5.2            5.5
Building and office equipment rents                     1.9            2.1            2.4
Operating taxes and licenses                            4.4            4.2            4.4
Insurance and claims                                    3.2            3.1            3.5
Communication and utilities                             1.8            1.9            1.9
General supplies and expenses                           3.9            3.6            3.6
Miscellaneous expenses                                  1.1            1.0            0.9
                                                    --------      ---------      ---------

Total operating expenses                               94.1           93.9           95.6
                                                    --------      ---------      ---------

Operating income                                        5.9            6.1            4.4

Interest expense, net                                   1.1            1.1            1.0
Other expense, net                                      0.1            0.1              -
                                                    --------      ---------      ---------

Income before income taxes                              4.7            4.9            3.4

Provision for income taxes                              1.8            1.8            1.3
                                                    --------      ---------      ---------

Net income                                             2.9%           3.1%           2.1%
                                                    ========      =========      =========

RESULTS OF OPERATIONS
---------------------

1998 COMPARED TO 1997

        Revenue from operations for 1998 increased 16.5% to $383,078,000 compared to $328,844,000 for 1997. This revenue growth was a result of increased market share in existing market areas and the addition of 13 service centers due to expansion into upstate New York in February 1998 as well as selected asset purchases of two trucking companies during the year. During the first quarter of 1998, the Company opened four service centers in Albany, Buffalo, Rochester and Syracuse, New York. Nine additional service centers were opened during the year as a result of the acquisition of selected assets of Fredrickson Motor Express Corporation in January 1998 and Goggin Truck Line Company, Inc. in August 1998.

        Average less than truckload ("LTL") revenue per shipment decreased .8% to $118.81 for the current year from $119.73 for 1997. This decrease was due to a .8% reduction in revenue per hundredweight. The reduction in revenue per hundredweight was a direct result of a decrease in the Company's average length of haul to 853 miles from 869 miles. The decrease in average length of haul was caused by growth in the Company's short haul revenue that resulted from the acquisition of Fredrickson and Goggin assets, both of which operated in the southeastern region of the country. As a result of these acquisitions, the Company's regional revenue increased 22% during the year compared to the previous year, versus an inter-regional revenue growth of 14%. Overall inter-regional revenue accounted for 71% of revenue from operations compared to 29% for regional revenue.

        Operating expenses as a percent of revenue, the operating ratio, increased slightly to 94.1% for the current year compared to 93.9% for the previous year. The increased operating ratio was primarily a result of an increase in salaries, wages and benefits, depreciation and general supplies and expenses. Combined, these expenses were 1.7 operating points higher than the previous year, increasing to 69.4% of revenue from 67.7% for the previous year. These increased costs as a percent of revenue were offset by decreases in purchased transportation and operating supplies and expenses. Combined, these costs decreased to 12.3% of revenue for the current year from 13.9% for 1997, a
1.6 operating point decrease.

        Salaries, wages and benefits increased to 59.8% of revenue in 1998 from 58.9% in 1997. The expansion of the service center network in 1998 allowed the Company to deliver more shipments directly with Company personnel and equipment, which increased wages and depreciation expense, while decreasing outside purchased transportation. The planned reduction of purchased transportation, which has been a trend over the last three years, allows the Company to provide superior service with less handling and overall delivery costs. Accordingly, purchased transportation decreased to 4.1% of revenue from 4.7% for the previous year. In addition, 21 sales personnel were added to service the expanded customer base and to increase market share in existing markets.

        Depreciation increased to 5.7% of revenue in the current year compared to 5.2% for the previous year. This increase was due primarily to increased capital expenditures for the expansion of existing service centers, purchases of new service centers which were previously leased, investments and upgrades to the Company's information systems and the acquisition of selected assets of Fredrickson and Goggin. The conversion to ownership of formerly leased facilities resulted in a reduction of building and office equipment rents to 1.9% of revenue in 1998 from 2.1% for the previous year.

        Operating supplies and expenses decreased to 8.2% of revenue in 1998 from 9.2% for the previous year. This reduction was primarily due to a 23.9% reduction in the average price per gallon paid for fuel during 1998 compared to 1997. The Company's tariffs, however, contain provisions that allow a fuel surcharge to be assessed should the price per gallon of fuel exceed certain limits. During 1997, the Company exercised these provisions which were reflected as an increase in revenue in 1997. On a comparable basis, the cost of fuel, net of the fuel surcharge, was 3.3% in 1998 compared to 3.6% in 1997.

        Net income was $11,120,000 for the year ended December 31, 1998, an increase of 10.8%, compared to $10,038,000 for 1997. The effective tax rate was approximately 38% in both 1998 and 1997.

1997 COMPARED TO 1996

        Revenue from operations for 1997 was $328,844,000, an increase of 12.2%, compared to $293,006,000 for 1996. This revenue growth was a direct result of the Company's focus on improving both revenue per hundredweight, or revenue yield, and market share in existing areas of operations, or market density. LTL tonnage increased 9.3% during the year and total tonnage increased 7.2%. These tonnage increases reflect increased market share in existing areas of operation, as well as the impact of opening five new service centers in 1997 and six new service centers in 1996, which primarily expanded and enhanced direct service in existing regions of operations.

        Average LTL revenue per shipment increased 3.4% to $119.73 in 1997 compared to $115.83 for 1996. This increase was a result of a 3.4% increase in LTL revenue per hundredweight to $11.37 in 1997 from $11.00 for the previous year. The improvement in LTL revenue per hundredweight reflects a general rate increase on public tariffs implemented on January 1, 1997, as well as increases on private tariffs that were negotiated throughout the year. The average weight per LTL shipment was 1,053 lbs. for both 1997 and 1996, and thus had no impact on the increase in average LTL revenue per shipment from 1996 to 1997.

        Operating expense as a percentage of revenue, or the operating ratio, was 93.9% for 1997 compared to 95.6% for the prior year. This improvement resulted primarily from decreases in purchased transportation and operating supplies and expenses, which combined, were 3.7 operating points lower in 1997 than in 1996. Purchased transportation decreased to 4.7% of revenue from 7.3% in the prior year as a result of the Company's continuing effort to replace cartage agents with Company personnel and equipment. Operating supplies and expenses decreased to 9.2% of revenue from 10.3% in 1996 due to: (1) a reduction in vehicle repair and maintenance costs to 2.0% of revenue from 2.2% for the previous year; (2) a $.05 reduction in the average price per gallon of fuel in 1997; and (3) improved fleet fuel efficiency to 6.5 miles per gallon in 1997 from 6.3 for the previous year. The reduced repair and maintenance costs resulted, in part, from a reduction in the average age of the linehaul tractor fleet to 2.8 years in 1997 from 3.0 years for the previous year and a comparatively milder winter season in 1997.

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

        Depreciation decreased to 5.2% of revenue from 5.5% in 1996 and operating taxes and licenses decreased to 4.2% from 4.4% in 1996 as a result of the Company leveraging higher revenue against these relatively fixed operating costs in 1997.

        These reductions in expenses were somewhat offset by an increase in salaries, wages and benefits to 58.9% of revenue from 55.8% for 1996. In 1997, the Company continued to replace cartage agents used for pickup and delivery services in remote areas with Company personnel and equipment, which primarily led to the increase in salaries, wages and benefits. As part of the overall strategy to increase density and market share in existing markets, the Company added 45 new field sales personnel in 1997, an increase of 23.4% over the prior year. In addition, the Company added five new service centers in 1997 that expanded direct coverage in regions already served. Linehaul and pickup and delivery wages were higher in the expanded areas as the Company provided superior service while building service center and lane density.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $59,689,000 during the year ended December 31, 1998. Cash flows generated internally were sufficient to fund 74.2% of the required capital expenditures during the year. The remaining capital needs were achieved through additional debt, including borrowings on the Company's line of credit, of which $8,310,000 was outstanding at year-end December 31, 1998, compared to $6,730,000 at year-end 1997. At December 31, 1998, long-term debt including current maturities increased to $70,589,000 from $47,301,000 at December 31, 1997.

        The Company estimates capital expenditures to be approximately $55,000,000 to $57,000,000 for the year ending December 31, 1999. Of that, approximately $37,000,000 will be used for purchases of larger replacement service centers or expansion of existing service centers, approximately $17,000,000 will be used to purchase revenue equipment and the remaining balance will be used for investments in technology and other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

        The Company maintains a $32,500,000 uncollateralized credit facility that consists of a $17,500,000 line of credit commitment and a $15,000,000 letter of credit commitment. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings are outstanding. The applicable interest rate for 1998 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of
 .75% is charged on outstanding letters of credit. At December 31, 1998, there were $8,310,000 outstanding borrowings on the line of credit and $10,717,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

        On February 25, 1998, the Company entered into a $20,000,000 private placement of debt through a Note Purchase Agreement. This agreement consists of $10,000,000 of senior notes maturing in 2005 bearing a fixed interest rate of 6.35% and $10,000,000 of senior notes maturing in 2008 bearing a fixed interest rate of 6.59%. The proceeds from this private debt agreement were used to replace the outstanding borrowings on the line of credit facility with long term, fixed rate obligations and were also used to finance 1998 capital expenditures for service center facilities and revenue equipment.

        The Company has minimal exposure to changes in interest rates from its long-term debt arrangements as approximately 88% of that debt has fixed interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company, currently, is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

        The Company has completed an assessment of its software to ensure that its computer systems will function properly with respect to dates in the year 2000 and thereafter. As of this filing date, the Company has successfully completed modifications to all internally generated software and is currently utilizing the modified software in production. The total cost to complete this phase of the year 2000 project was approximately $500,000. All third party software requiring modification has been identified and those modifications have been successfully completed, tested and placed into production. Each software vendor performed the necessary modifications to the third party software for year 2000 compliance and the costs were included in the annual maintenance fees charged to the Company. Actual costs to the Company were minimal.

        During 1998, the Company successfully completed modifications to its IT hardware for year 2000 compliance at a cost of approximately $100,000. Most of this expense was for the replacement of all the Company's older model personal computers. While this hardware was tested to the extent possible and is currently being used in production, failure of one or large groups of these personal computers would not have a critical impact on the Company.

        Old Dominion is approximately 25% complete in its evaluation of non-IT systems, such as telephone switches and security systems, to identify systems that require modification. As each system or component is identified, a plan to make appropriate modifications is initiated. The Company believes there is minimal risk in this area and the cost of these modifications or upgrades, if any, is expected to be less than $50,000. These evaluations and subsequent modifications to non-IT hardware should be finalized by June 30, 1999.

        The Company is currently 25% complete in its evaluation phase of its major customers and suppliers to determine if they have taken adequate measures to ensure that necessary modifications are made to their software and hardware prior to the year 2000. The completion of the supplier evaluation phase, which is scheduled for July 31, 1999, will determine the actions the Company will take in securing alternate suppliers by year-end 1999. The Company is actively assisting customers in achieving year 2000 compliance in their electronic data interchange applications that are used to communicate with the Company in their normal course of business. If these systems fail, the Company plans to convert to traditional methods of communication such mail, phone and fax, which it currently uses with the majority of its customer base. In addition, the Company's existing systems could be used to provide customers with freight tracing and documentation requirements if their systems fail. The process of monitoring customers and suppliers for year 2000 compliance may well extend until 2000, as those companies execute their year 2000 plans. The Company's largest customer in 1998 accounted for 2.8% of revenue; therefore, the Company is not dependent on any one customer. Critical supplies such as fuel and parts are generally available from multiple sources and the Company's physical locations are not dependent on one provider of utilities. However, failure by any large groups of suppliers or customers to make necessary year 2000 modifications could result in a material adverse impact on the Company. The Company has incurred approximately $10,000 to date in monitoring customer and supplier compliance and expects to incur an additional $20,000 by year-end 1999.

        In order to avoid problems that could arise in the year 2000, all modifications to internally generated software were simulated in a year 2000 test environment and subjected to comprehensive quality standards prior to being placed into production. Similar IT hardware testing, to the extent possible, has been performed. The Company's contingency plan, in the event hardware or software failures occur in early 2000, is to have its internal IT staff and external IT support resources available to address these potential problems as they are identified. The Company believes today that the most likely worst case scenario would involve (1) malfunctions in computer software at the corporate headquarters, (2) temporary disruptions in the delivery of services and products to the Company, primarily communications, utilities and fuel, and (3) temporary disruptions in payments from customers. The Company expects that these events would result in increased expense and lost revenue, and would adversely affect the Company's cash flow.

        The total cost incurred to date for year 2000 compliance is approximately $610,000 and the Company expects to incur an additional $70,000 by year-end 1999.

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

INFLATION
---------

        Most of the Company's expenses are affected by inflation, which will generally result in increased costs. For the year ending 1998, the effect of inflation on the Company's results of operations was minimal.

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

FORWARD-LOOKING INFORMATION
---------------------------

        Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment, service centers and other significant resources;
(5) the impact of regulatory bodies; (6) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's inability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; (8) the availability and cost of personnel trained in year 2000 compliance issues, the Company's ability to locate and correct relevant IT and non-IT problems and the ability of the Company's customers and suppliers to address their year 2000 compliance problems; and (9) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading "Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                               -------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                     1998              1997
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $     659          $     674
  Customer receivables, less allowances of
     $5,702 and $4,963, respectively                 48,612             43,399
  Other receivables                                   2,567              1,492
  Tires on equipment                                  6,325              5,052
  Prepaid expenses                                    9,413              7,273
  Deferred income taxes                               2,213              1,970
                                               ------------     --------------
     Total current assets                            69,789             59,860

Property and equipment:
  Revenue equipment                                 172,783            144,926
  Land and structures                                51,803             42,572
  Other equipment                                    27,739             19,675
  Leasehold improvements                              4,144                721
                                               ------------     --------------
     Total property and equipment                   256,469            207,894
Less accumulated depreciation                       (97,471)           (83,064)
                                               ------------     --------------
     Net property and equipment                     158,998            124,830

Other assets                                         13,012              6,371
                                               ------------     --------------

     Total assets                                 $ 241,799          $ 191,061
                                               ============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  21,350          $  14,161
  Compensation and benefits                           8,929              8,915
  Claims and insurance accruals                      11,961              9,275
  Other accrued liabilities                           2,649              1,587
  Income taxes payable                                  499                 -
  Current maturities of long-term debt                9,093              5,146
                                               ------------     --------------
     Total current liabilities                       54,481             39,084

Long-term debt                                       61,496             42,155
Other non-current liabilities                         9,636              7,704
Deferred income taxes                                19,549             16,617
                                               ------------     --------------
     Total long-term liabilities                     90,681             66,476

Stockholders' equity:
  Common stock - $.10 par value, 25,000,000
     shares authorized, 8,312,196 and
     8,310,596 shares outstanding,
     respectively                                       831                831
  Capital in excess of par value                     23,907             23,891
  Retained earnings                                  71,899             60,779
                                               ------------     --------------
       Total stockholders' equity                    96,637             85,501

Commitments and contingencies                            -                  -
                                               ------------     --------------
     Total liabilities and stockholders'
       equity                                     $ 241,799          $ 191,061
                                               ============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended December 31,
                                                     ----------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)           1998         1997          1996
--------------------------------------------------   ------------   -----------  ------------

Revenue from operations                                  $383,078      $328,844      $293,006

Operating expenses:
  Salaries, wages and benefits                            229,188       193,523       163,490
  Purchased transportation                                 15,696        15,494        21,435
  Operating supplies and expenses                          31,485        30,311        30,288
  Depreciation                                             21,740        17,173        16,091
  Building and office equipment rents                       7,285         6,921         6,874
  Operating taxes and licenses                             16,791        13,968        12,867
  Insurance and claims                                     12,277        10,033        10,118
  Communications and utilities                              7,011         6,152         5,687
  General supplies and expenses                            15,000        11,976        10,444
  Miscellaneous expenses                                    4,028         3,282         2,762
                                                     ------------   -----------  ------------

    Total operating expenses                              360,501       308,833       280,056
                                                     ------------   -----------  ------------

Operating income                                           22,577        20,011        12,950

Other deductions:
  Interest expense, net                                     4,331         3,547         2,903
  Other expense, net                                          311           273           137
                                                     ------------   -----------  ------------

    Total other deductions                                  4,642         3,820         3,040
                                                     ------------   -----------  ------------

Income before income taxes                                 17,935        16,191         9,910

Provision for income taxes                                  6,815         6,153         3,766
                                                     ------------   -----------  ------------

Net income                                               $ 11,120      $ 10,038      $  6,144
                                                     ============   ===========  ============


Basic and diluted earnings per share                      $  1.34       $  1.21       $  0.74
                                                     ============   ===========  ============


Weighted average shares outstanding:
  Basic                                                8,311,774     8,311,521     8,345,608
  Diluted                                              8,323,240     8,321,547     8,346,515





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Capital in
                                                       Common   excess of   Retained
(IN THOUSANDS)                                          stock   par value   earnings    Total
-----------------------------------------------------------------------------------------------

Balance as of December 31, 1995                         $  835   $ 23,352   $ 44,597   $ 68,784
Net income                                                  -          -       6,144      6,144
                                                    -------------------------------------------
Balance as of December 31, 1996                            835     23,352     50,741     74,928
Net income                                                  -          -      10,038     10,038
Exercise of stock options                                   -          24         -          24
Release of common stock under Restricted Stock
     Agreement, net of tax charge of $74                   (4)        515         -         511
                                                    -------------------------------------------
Balance as of December 31, 1997                            831     23,891     60,779     85,501
NET INCOME                                                  -          -      11,120     11,120
EXERCISE OF STOCK OPTIONS                                   -          16         -          16
                                                    -------------------------------------------
BALANCE AS OF DECEMBER 31, 1998                         $  831   $ 23,907   $ 71,899   $ 96,637
                                                    ===========================================










THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended December 31,
                                                          ------------------------------------
(IN THOUSANDS)                                                1998        1997         1996
--------------------------------------------------------- ----------- ------------ -----------

Cash flows from operating activities:
  Net income                                                 $ 11,120     $ 10,038     $ 6,144
  Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation and amortization                            21,887       17,173      16,091
      Deferred income taxes                                     2,689        3,895       3,355
      Net effect of restricted stock distribution                  -           511          -
      (Gain) loss on sale of property and equipment               (71)        (178)         91
      Changes in assets and liabilities:
       Customer and other receivables, net                     (1,094)      (4,018)     (3,453)
       Tires on equipment                                      (1,273)        (538)       (575)
       Prepaid expenses and other assets                       (1,428)      (1,458)     (2,148)
       Accounts payable                                         7,189         (699)      4,356
       Compensation, benefits and other accrued
         liabilities                                              335        2,074       1,910
       Claims and insurance accruals                            4,048          622      (1,262)
       Income taxes payable                                       499           -           -
       Other liabilities                                          370          365        226
                                                          ----------- ------------ -----------
         Net cash provided by operating activities             44,271       27,787      24,735
                                                          ----------- ------------ -----------
Cash flows from investing activities:
  Acquisition of business assets, net                         (16,790)          -           -
  Purchase of property and equipment                          (45,079)     (34,223)    (38,324)
  Proceeds from sale of property and equipment                  2,180        1,573       1,031
                                                          ----------- ------------ -----------
         Net cash used by investing activities                (59,689)     (32,650)    (37,293)
                                                          ----------- ------------ -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                     20,991        9,000      38,112
  Principal payments under long-term debt agreements           (7,184)      (5,680)    (13,577)
  Net proceeds (payments) on revolving line of credit           1,580          840     (11,610)
  Proceeds from conversion of stock options                        16           24          -
                                                          ----------- ------------ -----------
         Net cash provided by financing activities             15,403        4,184      12,925
                                                          ----------- ------------ -----------
(Decrease) increase in cash and cash equivalents                  (15)        (679)        367
Cash and cash equivalents at beginning of period                  674        1,353         986
                                                          ----------- ------------ -----------
Cash and cash equivalents at end of period                     $  659       $  674     $ 1,353
                                                          =========== ============ ===========


Supplemental disclosure of non-cash financing activities:
     The Company released 76,668 shares of common stock in 1997 under a Restricted Stock
Agreement.

Cash paid for interest was approximately $4,099,000, $4,565,000 and $1,990,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
The Company is an inter-regional and multi-regional motor carrier transporting primarily less-than-truckload shipments of general commodities, such as consumer goods, textiles and capital goods, to a diversified customer base. The Company serves regional markets in the Southeast, South Central, Northeast, Midwest and West regions of the country. Old Dominion also serves inter-regional routes connecting these geographic regions and major metropolitan markets throughout most of the continental United States.

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to self-insurance accruals and allowances for doubtful accounts. Actual results could differ from these estimates.

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

Depreciation is provided by the straight-line method over the following estimated useful lives:

           Structures                      5 to 25 years
           Revenue equipment               3 to 12 years
           Other equipment                 3 to 10 years
           Leasehold improvements          Lesser of 10 years or life of lease

INTANGIBLE ASSETS
The excess cost over net assets acquired in connection with acquisitions is recorded in "Other Assets". These intangible assets are amortized using a straight-line method over their estimated useful lives of 3 to 25 years.

LONG-LIVED ASSETS
The Company periodically assesses the realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

EARNINGS PER SHARE
Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted EPS for the years ended December 31, 1998, 1997 and 1996.

FAIR VALUES OF FINANCIAL INSTRUMENTS
At December 31, 1998, and 1997, the carrying value of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

STOCK BASED COMPENSATION
Stock based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, is not significant.

RECENT ACCOUNTING PRONOUNCEMENTS
There were no items of comprehensive income for the years ending December 31, 1998, 1997 and 1996, as defined under SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company operates one business segment, within the continental United States, and has no customer that exceeds 10% of its operating revenue. Accordingly, no disclosures are required under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform with the current period presentation.

NOTE 2.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                              December 31,
                                                      -------------------------
(IN THOUSANDS)                                             1998          1997
-------------------------------------------------------------------------------

Senior Notes                                              $ 49,000     $ 30,000
Revolving credit facility                                    8,310        6,730
Equipment obligations, principal payable in monthly
  installments plus interest principally ranging
  from 4.5% to 6.9%                                         13,279       10,571
                                                      -------------------------
                                                            70,589       47,301
Less current maturities                                      9,093        5,146
                                                      -------------------------
                                                          $ 61,496     $ 42,155
                                                      =========================

Senior Notes consist of four individual debt agreements with interest rates ranging from 6.35% to 7.59%. The notes call for periodic principal payments with maturities ranging from 2002 to 2008.

The Company maintains a $32,500,000 uncollateralized committed credit agreement that consists of a $17,500,000 line of credit facility and a $15,000,000 letter of credit facility, expiring in June 2000. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings are outstanding. The applicable interest rate for 1998 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on outstanding letters of credit. At December 31, 1998, there was $10,717,000 outstanding on the letter of credit facility, which is required for self-insured retention reserves for bodily injury, property damage and workers' compensation insurance.

Both the Company's Senior Notes and credit agreement limit the amount of dividends that may be paid to stockholders pursuant to and limited by certain financial ratios, necessary corporate action and all applicable laws. At December 31, 1998, the Company's debt instruments limited the amount of dividends that could be paid to stockholders to $9,620,000.

Equipment and capitalized lease obligations are collateralized by property and equipment with a net book value book value of $16,734,000 at December 31, 1998.

As of December 31, 1998, aggregate maturities of long-term debt are as follows:

(IN THOUSANDS)
-----------------------------------------------------------------------------

1999                                                                 $  9,093
2000                                                                   10,298
2001                                                                    8,502
2002                                                                    7,457
2003                                                                    6,107
Thereafter                                                             20,822
                                                                   ----------
                                                                       62,279
Borrowings outstanding under the revolving credit agreement             8,310
                                                                   ----------
                                                                     $ 70,589
                                                                   ==========

NOTE 3.  LEASES

The Company leases certain revenue equipment under capital leases that expire in 1999 and 2002. These assets are included in property and equipment as follows:

                                                     December 31,
                                               --------------------------
(IN THOUSANDS)                                   1998           1997
-------------------------------------------------------------------------

Revenue equipment                            $     4,281     $      1,112
Less accumulated amortization                      1,217              525
                                             ----------------------------
                                             $     3,064     $        587
                                             ============================



Future minimum annual lease payments as of December 31, 1998, are as follows:

                                             Capital         Operating
(IN THOUSANDS)                               Leases          Leases         Total
-------------------------------------------------------------------------------------

1999                                       $     2,858   $     9,870  $        12,728
2000                                               155         5,147            5,302
2001                                               155         2,727            2,882
2002                                               103         1,347            1,450
2003                                                -            725              725
Thereafter                                          -            562              562
                                           ------------------------------------------
Total minimum lease payments                     3,271   $    20,378  $        23,649
                                                         ============================
Less amount representing interest                  166
                                           -----------
Present value of capitalized lease
  obligations                              $     3,105
                                           ===========

Aggregate expense under operating leases approximated $10,358,000, $9,093,000 and $8,841,000 for 1998, 1997 and 1996, respectively.


NOTE 4.  INCOME TAXES

The components of the provision for income taxes are as follows:

                                            Year ended December 31,
                                          -----------------------------
(IN THOUSANDS)                                1998     1997      1996
-----------------------------------------------------------------------
Current:
  Federal                                   $ 3,899    $2,116   $   395
  State                                         227       142        16
                                          -----------------------------
                                              4,126     2,258       411
Deferred:
  Federal                                     2,264     3,307     2,857
  State                                         425       588       498
                                          -----------------------------
                                              2,689     3,895     3,355
                                          -----------------------------
Total provision for income taxes            $ 6,815    $6,153   $ 3,766
                                          =============================

Net cash paid (refunds received) for income taxes during 1998, 1997 and 1996 aggregated $2,856,000, $2,972,000 and ($987,000), respectively.

A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates for 1998, 1997 and 1996 is as follows:

                                                                     Year ended December 31,
                                                                   -----------------------------
(IN THOUSANDS)                                                        1998      1997      1996
------------------------------------------------------------------------------------------------

Tax provision at statutory rate on income before income
   taxes                                                              $6,277   $ 5,505   $ 3,369
State income taxes, net of federal benefit                               424       476       122
Meals and entertainment disallowance                                     291       257       229
Other, net                                                              (177)      (85)       46
                                                                   -----------------------------
Total provision for income taxes                                      $6,815   $ 6,153   $ 3,766
                                                                   =============================

Deferred tax assets and liabilities consist of the following:
                                                                               December 31,
                                                                            --------------------
(IN THOUSANDS)                                                                   1998      1997
------------------------------------------------------------------------------------------------
Deferred tax assets:
  Claims and insurance reserves                                                $ 7,857   $ 6,200
  Allowance for doubtful accounts                                                2,224     1,936
  Property and equipment                                                            -        694
  Accrued vacation                                                               1,301       931
  Other                                                                            748       559
                                                                            --------------------
                                                                                12,130    10,320
Deferred tax liabilities:
  Depreciation                                                                  23,321    20,297
  Tires on equipment                                                             2,769     1,971
  Employee benefits                                                              1,756     1,293
  Other                                                                          1,620     1,406
                                                                            --------------------
                                                                                29,466    24,967
                                                                            --------------------
Net deferred tax liability                                                    $ 17,336   $14,647
                                                                            ====================

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company leases revenue equipment and service center facilities from certain stockholders, employees and affiliates under both capital and operating leases. Future minimum lease commitments to affiliates at December 31, 1998, are as follows:

                                                Operating          Capital
(IN THOUSANDS)                                    lease              lease         Total
--------------------------------------------------------------------------------------------
1999                                              $      373        $     236      $    609
2000                                                     188               -            188
                                           -------------------------------------------------
Total minimum lease payments                      $      561              236      $    797
                                           ==================                 ==============
Less amount representing interest                                           5
                                                             -----------------
Present value of capitalized lease
  obligations                                                        $     231
                                                             =================

Lease payments to affiliates of the Company were $739,000, $775,000 and $826,000 in 1998, 1997 and 1996, respectively.

The Company purchased fuel, equipment repairs and other services from an affiliate for which it paid $310,000, $365,000 and $401,000 in 1998, 1997 and
1996, respectively. Charges to the affiliate for rent, equipment repairs, fuel and other services provided by the Company aggregated $207,000, $480,000 and $1,009,000 during 1998, 1997 and 1996, respectively.

NOTE 6.  EMPLOYEE RETIREMENT PLAN CONTRIBUTION EXPENSE

Substantially all employees meeting certain service requirements are eligible to participate in the Company's 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company makes contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 1998, 1997 and 1996 were $1,112,000, $1,004,000 and $753,000, respectively.


NOTE 7.  STOCK OPTIONS

In 1991, the Board of Directors and stockholders adopted the 1991 Employee Stock Option Plan ("Plan") under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq Stock Market (National Market) on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. On the date the option is granted, the Stock Option Plan Committee of the Board of Directors determines the period during which the option may be exercised; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 1998, 1997 and 1996 follows:

                                                                   OPTIONS RESERVED
                                      NUMBER OF      PER SHARE       FOR FUTURE
                                      OPTIONS      OPTION PRICE         GRANT
-----------------------------------------------------------------------------------

Balance as of December 31, 1995         196,500   $10.00 - $19.25            40,500
Granted                                        -         -                       -
Exercised                                      -         -                       -
Canceled                                (15,000)  $10.00 - $19.25            15,000
                                    -----------------------------------------------
Balance as of December 31, 1996         181,500   $10.00 - $19.25            55,500
Granted                                        -         -                       -
Exercised                                (2,400)      $10.00                     -
Canceled                                       -         -                       -
                                    -----------------------------------------------
Balance as of December 31, 1997         179,100   $10.00 - $19.25            55,500
GRANTED                                        -         -                       -
EXERCISED                                (1,600)      $10.00                     -
CANCELED                                       -         -                       -
                                    -----------------------------------------------
BALANCE AS OF DECEMBER 31, 1998         177,500   $10.00 - $19.25            55,500
                                        =======                              ======

Options exercisable at December 31, 1998, were 161,000.


NOTE 8.  RESTRICTED STOCK

In 1991, the Board of Directors and stockholders approved a Restricted Stock Agreement with an officer of the Company. Pursuant to that agreement, 153,336 shares of the Company's common stock were issued and reserved for release to the officer in four equal, biannual installments originally scheduled for January 1, 1994, 1996, 1998 and 2000. On January 28, 1997, the Board of Directors authorized the release of 76,668 shares, the total remaining unreleased shares under the agreement. Compensation expense was recognized ratably over the vesting period, adjusted for accelerations of release dates by the Board of Directors, based on the stock price as of October 24, 1991, the date of the initial public offering. Compensation expense recognized pursuant to this agreement was $697,000 and $232,000 for the years 1997 and 1996, respectively.

NOTE 9.  ACQUISITIONS OF BUSINESS ASSETS

During 1998, the Company acquired selected assets of two LTL trucking companies, Fredrickson Motor Express Corporation and Goggin Truck Line Company, Inc. These acquisitions have been accounted for as purchase transactions and consist of the purchase of assets with an estimated fair value of $18,247,000 and the assumption of liabilities of $8,942,000. Subsequent to these purchases, approximately $7,407,000 of the acquired assets were liquidated. Goodwill associated with the acquisitions is being amortized using a straight-line method over 25 years.

The results of operations of these acquisitions have been included in the Company's financial statements beginning on the date the acquisitions were consummated. The aggregate pro forma impact on the Company's revenue from operations, operating income and earnings per share is not material to the consolidated results of operations.


NOTE 10.  COMMITMENTS AND CONTINGENCIES

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


NOTE 11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     Quarter
                                                --------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)             First    Second     Third    Fourth     Total
--------------------------------------------------------------------------------------------------
1998
REVENUE                                            $88,694   $95,640   $99,266   $99,478  $383,078
OPERATING INCOME                                     4,089     6,778     6,735     4,975    22,577
NET INCOME                                           1,913     3,554     3,422     2,231    11,120
NET INCOME PER SHARE:
     BASIC AND DILUTED                                0.23      0.43      0.41      0.27      1.34

1997
Revenue                                            $73,591   $84,490   $88,275   $82,488  $328,844
Operating income                                     3,214     6,061     6,502     4,234    20,011
Net income                                           1,399     3,153     3,353     2,133    10,038
Net income per share:
     Basic and diluted                                0.17      0.38      0.40      0.26      1.21


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. and subsidiary listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. and its subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP


Winston-Salem, North Carolina
January 28, 1999



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company's directors required by Item 10 of Form 10-K is incorporated by reference to the Company's proxy statement for the 1999 Annual Meeting of its Stockholders under the caption's "Election of Directors" and "Principal Stockholders - Section 16 Beneficial Ownership Reporting Compliance", reference to which is hereby made, and the information there is incorporated herein by reference.

        The information concerning the Company's executive officers required by
Item 10 of Form 10-K appears in Item 1 of this report under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 1999 Annual Meeting of its Stockholders under the caption "Executive Compensation", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 1999 Annual Meeting of its Stockholders under the captions "Election of Directors" and "Principal Stockholders", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 1999 Annual Meeting of its Stockholders under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation", reference to which is hereby made, and the information there is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following consolidated financial statements of Old Dominion Freight Line, Inc., are included in Item 8:

        Consolidated Balance Sheets - December 31, 1998, and December 31, 1997

        Consolidated Statements of Operations - Years ended December 31, 1998,
           December 31, 1997, and December 31, 1996

        Consolidated Statements of Changes in Stockholders' Equity - Years ended
           December 31, 1998, December 31, 1997, and December 31, 1996

        Consolidated Statements of Cash Flows - Years ended December 31, 1998,
           December 31, 1997, and December 31, 1996

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

(c)     Exhibits.  See Exhibit Index.

(d)     Financial Statement Schedules.


                                   SCHEDULE II
                         OLD DOMINION FREIGHT LINE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                      ALLOWANCE FOR DOUBTFUL ACCOUNTS
                      ----------------------------------------------------------
                                          ADDITIONS      AMOUNTS
                          BEGINNING        CHARGED       WRITTEN         ENDING
DESCRIPTION                BALANCE       TO EXPENSE        OFF          BALANCE
--------------------------------------------------------------------------------
Year ended
December 31, 1996      $ 5,083,000    $ 2,345,000       $ 1,729,000     $ 5,699,000

Year ended
December 31, 1997      $ 5,699,000    $ 2,852,000       $ 3,588,000     $ 4,963,000

YEAR ENDED
DECEMBER 31, 1998      $ 4,963,000    $ 3,035,000       $ 2,296,000     $ 5,702,000


[zz]

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 OLD DOMINION FREIGHT LINE, INC.

Dated:  March 22, 1999                           By:  EARL E. CONGDON
                                                      ---------------
                                                      Earl E. Congdon
                                                      Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature           Position                                   Date
------------------           --------                                   ----

EARL E. CONGDON              Chairman of the Board and           March 22, 1999
----------------------         Chief Executive Officer
Earl E. Congdon

JOHN R. CONGDON              Vice Chairman of the Board          March 22, 1999
----------------------          and Director
John R. Congdon

JOHN A. EBELING              Vice Chairman of the Board          March 22, 1999
----------------------          and Director
John A. Ebeling

JOHN R. CONGDON, JR.         Director                            March 22, 1999
--------------------
John R. Congdon, Jr.

HAROLD G. HOAK               Director                            March 22, 1999
--------------------
Harold G. Hoak

FRANZ F. HOLSCHER            Director                            March 22, 1999
--------------------
Franz F. Holscher

DAVID S. CONGDON             President and Chief Operating       March 22, 1999
----------------------          Officer
David S. Congdon

J. WES FRYE                  Senior Vice President - Finance     March 22, 1999
----------------------          (Principal Financial Officer)
J. Wes Frye

JOHN P. BOOKER III           Vice President - Controller         March 22, 1999
----------------------          (Principal Accounting Officer)
John P. Booker III

                                  EXHIBIT INDEX
                          TO ANNUAL REPORT ON FORM 10-K
                         OLD DOMINION FREIGHT LINE, INC.
                        FOR YEAR ENDED DECEMBER 31, 1998

Exhibit No.    Description
-----------    ---------------------------------------------------------------------
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

4.6(g)         Note Purchase Agreement between Nationwide Life Insurance Company, New York
               Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(g)       Forms of notes  issued by Company  pursuant to Note  Purchase  Agreement between
               Nationwide Life Insurance Company, New York Life Insurance Company and Old
               Dominion Freight Line, Inc., dated February 25, 1998

10.1(a)        Employment Agreement  between Old Dominion  Freight  Line,  Inc.,  and John A.
               Ebeling (as amended April 7, 1988)

10.3(a)        Restricted  Stock Agreement  between Old Dominion  Freight Line, Inc., and John
               A. Ebeling, dated August 19, 1991

10.4(a)        1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)        Stock Option  Agreement  pursuant to the 1991 Employee Stock Option Plan of Old
               Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.9(a)        E & J Enterprises Trailer Lease Agreement, effective August 1, 1991










Exhibit No.    Description
-----------    --------------------------------------------------------------------------

10.9.1(e)      Extension of E & J Trailer Lease Agreement, effective August 1, 1996

10.15(c)       Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight
               Line, Inc., dated as of October 31, 1995

23.1           Consent of Ernst & Young LLP

27             Financial Data Schedule
--------------------------------------------------
(a)     Incorporated  by  reference  to  the  exhibit  of the  same  number  contained  in the
        Company's registration statement on Form S-1 filed under the Securities Act of 1933 (SEC
        File: 33-42631)
(b)     Incorporated by reference to the exhibit  contained in the Company's  Quarterly Report on Form 10-Q for the quarter ended June 30, 1995
(c)     Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995
(d)     Incorporated by reference to the exhibit of the same number contained in the
        Company'sQuarterly Report on Form 10-Q for the quarter ended June 30, 1996
(e)     Incorporated by reference to the exhibit of the same number contained in the
        Company's Annual Report on Form 10-K for the year ended December 31, 1996
(f)     Incorporated by reference to the exhibit of the same number contained in the
        Company'sQuarterly Report on Form 10-Q for the quarter ended June 30, 1997
(g)     Incorporated by reference to the exhibit of the same number contained in the
        Company's Annual Report on Form 10-K for the year ended December 31, 1997
