Form 10-Q
period 1999-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 1999-05-06
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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

                      Yes  X .                            No    .
                          ---                                ---

     As of May 6, 1999, there were 8,312,196 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           OLD DOMINION FREIGHT LINE, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                QUARTER ENDED
                                                       --------------------------------
                                                         MARCH 31,         March 31,
                                                           1999              1998
(In thousands, except share data)                       (UNAUDITED)       (Unaudited)
---------------------------------------------------------------------------------------
Revenue from operations                                      $ 99,346          $ 88,694

Operating expenses:
  Salaries, wages and benefits                                 60,878            53,274
  Purchased transportation                                      3,319             4,155
  Operating supplies and expenses                               8,011             7,734
  Depreciation and amortization                                 6,314             4,665
  Building and office equipment rents                           1,854             1,798
  Operating taxes and licenses                                  4,426             3,747
  Insurance and claims                                          2,548             2,888
  Communications and utilities                                  1,925             1,685
  General supplies and expenses                                 3,755             3,729
  Miscellaneous expenses                                          828               930
                                                       --------------    --------------

    Total operating expenses                                   93,858            84,605
                                                       --------------    --------------

Operating income                                                5,488             4,089

Other deductions:
  Interest expense, net                                         1,261               913
  Other expense, net                                              245                91
                                                       --------------    --------------

    Total other deductions                                      1,506             1,004
                                                       --------------    --------------

Income before income taxes                                      3,982             3,085

Provision for income taxes                                      1,513             1,172
                                                       --------------    --------------

Net income                                                    $ 2,469           $ 1,913
                                                       ==============    ==============


Basic and diluted earnings per share                           $ 0.30            $ 0.23

Weighted average shares outstanding:
  Basic                                                     8,312,196         8,310,596
  Diluted                                                   8,315,057         8,325,879




The accompanying notes are an integral part of these financial statements.

                               OLD DOMINION FREIGHT LINE, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                                           MARCH 31,           December 31,
                                                              1999                 1998
(In thousands, except share data)                         (UNAUDITED)            (Audited)
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $     663             $     659
  Customer receivables, less allowances of $5,639
      and $5,702, respectively                                    50,554                48,612
  Other receivables                                                2,228                 2,567
  Tires on equipment                                               6,109                 6,325
  Prepaid expenses                                                 5,720                 9,413
  Deferred income taxes                                            2,213                 2,213
                                                         ---------------      ----------------

      Total current assets                                        67,487                69,789

Property and equipment:
  Revenue equipment                                              171,510               172,783
  Land and structures                                             52,301                51,803
  Other equipment                                                 27,587                27,739
  Leasehold improvements                                           4,151                 4,144
                                                         ---------------      ----------------

      Total property and equipment                               255,549               256,469

Less accumulated depreciation and amortization                  (101,519)              (97,471)
                                                         ---------------      ----------------

      Net property and equipment                                 154,030               158,998

Other assets                                                      14,416                13,012
                                                         ---------------      ----------------

      Total assets                                             $ 235,933             $ 241,799
                                                         ===============      ================




The accompanying notes are an integral part of these financial statements.

                               OLD DOMINION FREIGHT LINE, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                         (CONTINUED)


                                                           MARCH 31,           December 31,
                                                              1999                 1998
(In thousands, except share data)                         (UNAUDITED)            (Audited)
----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  10,723             $  21,350
  Compensation and benefits                                       14,280                 8,929
  Claims and insurance accruals                                   12,123                11,961
  Other accrued liabilities                                        3,244                 2,649
  Income taxes payable                                               842                   499
  Current maturities of long-term debt                             7,550                 9,093
                                                         ---------------      ----------------

      Total current liabilities                                   48,762                54,481

Long-term debt                                                    57,667                61,496
Other non-current liabilities                                     10,093                 9,636
Deferred income taxes                                             20,305                19,549
                                                         ---------------      ----------------

      Total long-term liabilities                                 88,065                90,681

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,312,196 and 8,310,596 shares
  outstanding, respectively                                          831                   831
Capital in excess of par value                                    23,907                23,907
Retained earnings                                                 74,368                71,899
                                                         ---------------      ----------------

  Total stockholders' equity                                      99,106                96,637

Commitments and contingencies                                        -                     -
                                                         ---------------      ----------------

      Total liabilities and stockholders' equity               $ 235,933             $ 241,799
                                                         ===============      ================









The accompanying notes are an integral part of these financial statements.

                               OLD DOMINION FREIGHT LINE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    QUARTER ENDED MARCH 31,
                                                                  ----------------------------
                                                                     1999            1998
(In thousands)                                                    (UNAUDITED)    (Unaudited)
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                           $ 2,469         $ 1,913
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                     6,314           4,665
       Deferred income taxes                                               756             586
       (Gain) loss on sale of property and equipment                       (51)             51
       Changes in assets and liabilities:
        Customer and other receivables, net                             (1,603)         (2,794)
        Tires on equipment                                                 216            (154)
        Prepaid expenses and other assets                                3,275           1,508
        Accounts payable                                               (10,627)            609
        Compensation, benefits and other accrued liabilities             5,946           2,916
        Claims and insurance accruals                                      446              50
        Income taxes payable                                               343             809
        Other liabilities                                                  173              57
                                                                  ------------   -------------
           Net cash provided by operating activities                     7,657          10,216
                                                                  ------------   -------------
Cash flows from investing activities:
  Acquisition of business assets, net                                   (1,100)         (1,670)
  Purchase of property and equipment                                    (2,035)        (13,527)
  Proceeds from sale of property and equipment                             854              34
                                                                  ------------   -------------
           Net cash used by investing activities                        (2,281)        (15,163)
                                                                  ------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                 -            20,990
  Principal payments under long-term debt agreements                    (3,062)         (1,102)
  Net payments on revolving line of credit                              (2,310)         (6,730)
                                                                  ------------   -------------
           Net cash (used in) provided by financing
             activities                                                 (5,372)         13,158
                                                                  ------------   -------------
Increase in cash and cash equivalents                                        4           8,211
Cash and cash equivalents at beginning of period                           659             674
                                                                  ------------   -------------
Cash and cash equivalents at end of period                              $  663         $ 8,885
                                                                  ============   =============











The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the quarter ended March 31, 1999, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 1998 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period

SUBSEQUENT EVENTS
None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998


                   EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS



                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                   ---------------------------------------
                                                       1999                    1998
                                                   ---------------------------------------

Revenue from operations                                   100.0%                  100.0%
                                                   --------------          --------------

Operating expenses:
   Salaries, wages and benefits                             61.3                    60.1
   Purchased transportation                                  3.3                     4.7
   Operating supplies and expenses                           8.1                     8.7
   Depreciation and amortization                             6.3                     5.3
   Building and office equipment rents                       1.9                     2.0
   Operating taxes and licenses                              4.5                     4.2
   Insurance and claims                                      2.6                     3.3
   Communications and utilities                              1.9                     1.9
   General supplies and expenses                             3.8                     4.2
   Miscellaneous expenses                                     .8                     1.0
                                                   ----------------        ---------------

Total operating expenses                                    94.5                    95.4
                                                   ----------------        ---------------

Operating income                                             5.5                     4.6

Interest expense, net                                        1.3                     1.0
Other expense, net                                           0.2                     0.1
                                                   ----------------        ---------------

Income before income taxes                                   4.0                     3.5

Provision for income taxes                                   1.5                     1.3
                                                   ----------------        ---------------

Net income                                                  2.5%                    2.2%
                                                   ==============          ==============



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net revenue for the first quarter of 1999 was $99,346,000, an increase of 12.0% from $88,964,000 for the first quarter of 1998. Less than truckload ("LTL") tonnage increased 8.6% as the Company continued to focus on generating market share in its existing service center network. Consistent with this strategy, the Company purchased selected assets from Skyline Transportation, Inc. ("Skyline") on January 12, 1999. Skyline's LTL operations were subsequently consolidated into the Company's existing operations and facilities with the addition of only one new service center opening. The Skyline asset purchase was not material to the overall operations and results of the Company during the first quarter of 1999 although it did increase the Company's southeastern regional and inter-regional market share. The acquisition also followed the purchase of selected assets of Fredrickson Motor Express in January 1998 and Goggin Truck Line Company in August 1998, both of which were primarily southeastern regional LTL carriers. The Company does not plan to expand its service center network significantly for the remainder of 1999.

In addition to increases in freight volume, average LTL revenue per shipment increased 4.3% to $125.21 from $120.10. This increase was driven by both increases in LTL revenue per hundredweight and LTL weight per shipment. LTL revenue per hundredweight for the quarter was $11.59, an increase of 3.1% over $11.24 for the first quarter of 1998. This increase in revenue yield is primarily the result of the Company's focus on improving pricing on unprofitable or marginal business and was achieved in a period in which LTL weight per shipment increased and the average length of haul decreased, both of which would generally have the effect of lowering LTL revenue per hundredweight. LTL weight per shipment increased 1.0% to 1,080 lbs. from 1,069 lbs. and the Company's average length of haul decreased 1.1% to 838 miles from 847 miles. The decrease in the average length of haul is a result of growth in the Company's regional business, which increased 16.2% over the same period of 1998.

The operating ratio, operating expenses as a percentage of revenue, decreased
 .9% to 94.5% from 95.4% in the first quarter of 1998. This improvement resulted primarily from decreases in purchased transportation, operating supplies and expenses, and a decrease in insurance and claims, which improved on a combined basis to 14.0% of revenue from 16.7%. These cost reductions were partially offset by increases in salaries, wages and benefits as well as increases in depreciation and amortization, which, when combined, increased to 67.6% of revenue from 65.4%.

As the Company has expanded its service center network and continued its focus on providing direct service to its customers, the use of purchased transportation has steadily declined. Purchased transportation, which includes the use of rail, lease operators and cartage agents, decreased to 3.3% of revenue from 4.7% in the first quarter of 1998. Replacement of purchased transportation with direct service generally improves transit times but increases certain operating expenses, particularly direct labor and equipment costs. In the first quarter of 1999, salary, wages and benefits increased to 61.3% of revenue from 60.1%, and depreciation and amortization increased to 6.3% of revenue from 5.3%.

Operating supplies and expenses decreased to 8.1% of revenue from 8.7% in the first quarter of 1998 as a result of lower fuel costs. The Company experienced a 9.4% increase in fuel consumption offset by an 11.5% reduction in average price paid per gallon. During the latter half of the first quarter of 1999 through April 1999, the Company has experienced higher fuel costs as the average price per gallon paid by the Company has increased.

Insurance and claims expense decreased to 2.6% of revenue from 3.3% in the prior year due to improvements in self-insured cargo claims experience as well as reductions in premiums charged for excess coverage of both auto liability and cargo loss and damage. The Company reduced cargo claims expense 31.6% from prior-year first quarter levels due to reductions in both the number of cargo claims incurred and the severity of those claims. Favorable experience allowed the Company to reduce excess insurance rates incurred for auto liability and cargo by 35.0% from the first quarter of 1998.

Net interest expense increased to 1.3% of revenue from 1.0% for the prior-year period. This increase was a result of an average higher level of debt outstanding during the current quarter although the Company had no additional borrowings during the first quarter of 1999 and reduced its long-term debt by $5,372,000 from year-end 1998.

Net income for the first quarter of 1999 was $2,469,000, a 29.1% increase over $1,913,000 for the prior-year period. The effective tax rate was 38.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $2,281,000 during the first quarter of 1999. Cash flows generated internally were sufficient to fund 100% of the required capital expenditures during the quarter. At March 31, 1999, long-term debt including current maturities decreased to $65,217,000 from $70,589,000 at December 31, 1998.

The Company estimates capital expenditures to be approximately $47,000,000 to $50,000,000 for the year ending December 31, 1999. Of that, approximately $27,000,000 will be used for purchases of larger replacement service centers or expansion of existing service centers, approximately $17,000,000 will be used to purchase revenue equipment and the remaining balance will be used for investments in technology and other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

The Company maintains a $32,500,000 uncollateralized credit facility that consists of a $17,500,000 line of credit commitment and a $15,000,000 letter of credit commitment. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings are outstanding. The applicable interest rate for the first quarter of 1999 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on outstanding letters of credit. At March 31, 1999, there were $6,000,000 outstanding borrowings on the line of credit and $11,385,000 outstanding on the letter of credit facility. Letters of credit are primarily issued as collateral for self-insured reserves for bodily injury, property damage and workers' compensation claims. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company has minimal exposure to changes in interest rates from its long-term debt arrangements as approximately 91% of that debt have fixed interest rates. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company, currently, is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

Old Dominion is approximately 50% complete in its evaluation of non-IT systems, such as telephone switches and security systems, to identify systems that require modification. As each system or component is identified, a plan to make appropriate modifications is initiated. The Company believes there is minimal risk in this area, and the cost of these modifications or upgrades, if any, is expected to be less than $50,000. These evaluations and subsequent modifications to non-IT hardware should be finalized by June 30, 1999.

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

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. For the quarter ending March 31, 1999, the effect of inflation on the Company's results of operations was minimal.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Liquidity and Capital Resources" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1999 Annual Meeting of Stockholders on May 3, 1999. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

               Nominee                  For        Against        Withheld
               -------                  ---        -------        --------
           Earl E. Congdon           7,402,795     21,000         888,401
           John R. Congdon           7,402,795     21,000         888,401
           John A. Ebeling           7,402,795     21,000         888,401
           Harold G. Hoak            7,402,795     21,000         888,401
           Franz F. Holscher         7,402,795     21,000         888,401
           David S. Congdon          7,402,795     21,000         888,401
           John R. Congdon, Jr.      7,402,795     21,000         888,401

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits:

           Exhibit No.       Description
           -----------       ---------------------------------
           27                Financial Data Schedule

b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OLD DOMINION FREIGHT LINE, INC.


DATE:   May 6, 1999                         /s/ J. WES FRYE
        -----------------------------       ------------------------------------
                                            J. Wes Frye
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)



DATE:   May 6, 1999                         /s/ JOHN P. BOOKER III
        -----------------------------       ------------------------------------
                                            John P. Booker III
                                            Vice President - Controller
                                            (Principal Accounting Officer)