Form 10-Q
period 1999-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 1999-08-10
CIK 878927

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                  Yes  [X].                      No  [ ].

     As of August 4, 1999, there were 8,312,196 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three Months Ended         Six Months Ended
                                      ---------------------  ---------------------------
                                        June 30,   June 30,    June 30,      June 30,
(In thousands, except share and per       1999       1998        1999          1998
share data)                           (Unaudited)(Unaudited)  (Unaudited)  (Unaudited)
------------------------------------------------ ----------  ------------- -------------


Revenue from operations                $ 106,195    $95,640      $ 205,541     $ 184,334

Operating expenses:
  Salaries, wages and benefits            64,444     56,253        125,322       109,527
  Purchased transportation                 3,327      4,266          6,646         8,421
  Operating supplies and expenses          8,570      8,014         16,581        15,748
  Depreciation and amortization            6,303      5,152         12,617         9,817
  Building and office equipment rents      1,829      1,780          3,683         3,578
  Operating taxes and licenses             4,478      4,094          8,904         7,841
  Insurance and claims                     2,398      2,866          4,946         5,754
  Communications and utilities             1,783      1,706          3,708         3,391
  General supplies and expenses            4,236      3,834          7,991         7,563
  Miscellaneous expenses                   1,124        897          1,952         1,827
                                        --------   --------        --------    ---------

    Total operating expenses              98,492     88,862        192,350       173,467
                                        --------   --------        --------    ---------

Operating income                           7,703      6,778         13,191        10,867

Other deductions:
  Interest expense, net                      829        960          2,090         1,873
  Other (income) expense, net                 (4)        85            241           176
                                        --------   --------        -------     ---------

    Total other deductions                   825      1,045          2,331         2,049
                                        --------   --------        -------     ---------

Income before income taxes                 6,878      5,733         10,860         8,818

Provision for income taxes                 2,614      2,179          4,127         3,351
                                        --------   --------        -------     ---------

Net income                               $ 4,264    $ 3,554        $ 6,733       $ 5,467
                                        ========   ========        =======     =========


Basic and diluted earnings per share:     $ 0.51     $ 0.43         $ 0.81        $ 0.66

Weighted average shares outstanding:
Basic                                  8,312,196  8,312,108      8,312,196     8,311,352
Diluted                                8,315,254  8,329,460      8,315,156     8,327,669


The accompanying notes are an integral part of these financial statements.

                       OLD DOMINION FREIGHT LINE, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 June 30,         December 31,
                                                   1999               1998
(In thousands, except share data)               (Unaudited)        (Audited)
-------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                        $     645         $      659
  Customer receivables, less allowances
     of $5,855 and $5,702, respectively               49,891             48,612
  Other receivables                                      908              2,567
  Tires on equipment                                   6,170              6,325
  Prepaid expenses                                     4,357              9,413
  Deferred income taxes                                2,213              2,213
                                                   ---------          ---------

     Total current assets                             64,184             69,789

Property and equipment:
  Revenue equipment                                  173,945            172,783
  Land and structures                                 54,460             51,803
  Other equipment                                     33,568             27,739
  Leasehold improvements                               4,241              4,144
                                                   ---------          ---------

     Total property and equipment                    266,214            256,469

Less accumulated depreciation and
  amortization                                     (107,122)           (97,471)
                                                   ---------          ---------

     Net property and equipment                      159,092            158,998

 Other assets                                         14,470             13,012
                                                   ---------          ---------

     Total assets                                  $ 237,746          $ 241,799
                                                   =========          =========







The accompanying notes are an integral part of these financial statements.

                       OLD DOMINION FREIGHT LINE, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                                 June 30,         December 31,
                                                   1999               1998
(In thousands, except share data)              (Unaudited)         (Audited)
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 15,316           $ 21,350
  Compensation and benefits                           15,353              8,929
  Claims and insurance accruals                       12,166             11,961
  Other accrued liabilities                            2,355              2,649
  Income taxes payable                                   242                499
  Current maturities of long-term debt                11,753              9,093
                                                   ---------          ---------

     Total current liabilities                        57,185             54,481

Long-term debt                                        46,385             61,496
Other non-current liabilities                         10,501              9,636
Deferred income taxes                                 20,305             19,549
                                                   ---------          ---------

     Total long-term liabilities                      77,191             90,681

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,312,196 shares outstanding               831                831
Capital in excess of par value                        23,907             23,907
Retained earnings                                     78,632             71,899
                                                   ---------          ---------


       Total stockholders' equity                   103,370             96,637


Commitments and contingencies                         -                  -
                                                   ---------          ---------

     Total liabilities and stockholders'
        equity                                      $237,746           $241,799
                                                   =========          =========





The accompanying notes are an integral part of these financial statements.

                     OLD DOMINION FREIGHT LINE, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                         1999          1998
(In thousands)                                         (Unaudited)  (Unaudited)
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                             $ 6,733        $ 5,467
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                       12,617          9,817
      Deferred income taxes                                  756          1,675
      Loss (gain) on sale of property and
       equipment                                             149             (6)
      Changes in assets and liabilities:
       Customer and other receivables, net                   380         (4,075)
       Tires on equipment                                    155           (277)
       Prepaid expenses and other assets                   4,471          2,437
       Accounts payable                                   (6,034)            (6)
       Compensation, benefits and other accrued
         liabilities                                       6,130          4,271
       Claims and insurance accruals                         666          1,885
       Income taxes payable                                 (257)            46
       Other liabilities                                     404            143
                                                         --------       -------
         Net cash provided by operating activities        26,170         21,377
                                                         --------       -------
Cash flows from investing activities:
  Acquisition of business assets, net                     (1,100)        (1,670)
  Purchase of property and equipment                     (14,527)       (27,612)
  Proceeds from sale of property and equipment             1,894            573
                                                         --------       -------
         Net cash used by investing activities           (13,733)       (28,709)
                                                         --------       -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                   -           20,990
  Principal payments under long-term debt
    agreements                                            (4,766)        (2,211)
  Net payments on revolving line of credit                (7,685)        (6,730)
  Proceeds from conversion of stock options                  -               16
                                                       ----------   -----------
         Net cash (used in) provided by financing
           activities                                    (12,451)        12,065
                                                       ----------   -----------
(Decrease) increase in cash and cash equivalents             (14)         4,733
Cash and cash equivalents at beginning of period             659            674
                                                       ----------   -----------
Cash and cash equivalents at end of period              $    645        $ 5,407
                                                       ==========   ===========






The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the quarter ended June 30, 1999, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months and Six Months Ended June 30, 1999, Compared to the Three Months and Six Months Ended June 30, 1998


                 Expenses as a Percentage of Revenue from Operations

                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                    -----------------------     -----------------------
                                      1999         1998           1999         1998
                                    ----------   ----------     ----------   ----------


Revenue from operations                100.0%       100.0%         100.0%       100.0%
                                    ----------   ----------     ----------   ----------

Operating expenses:
   Salaries, wages and benefits          60.7         58.8           61.0         59.4
   Purchased transportation               3.1          4.5            3.2          4.6
   Operating supplies and expenses        8.1          8.4            8.1          8.5
   Depreciation and amortization          5.9          5.4            6.1          5.3
   Building and office equipment
      rents                               1.7          1.9            1.8          1.9
   Operating taxes and licenses           4.2          4.3            4.3          4.3
   Insurance and claims                   2.3          3.0            2.4          3.1
   Communications and utilities           1.7          1.8            1.8          1.8
   General supplies and expenses          4.0          4.0            3.9          4.1
   Miscellaneous expenses                 1.0          0.8            1.0          1.1
                                    ----------   ----------     ----------   ----------

Total operating expenses                 92.7         92.9           93.6         94.1
                                    ----------   ----------     ----------   ----------

Operating income                          7.3          7.1            6.4          5.9

Interest expense, net                      .8          1.0            1.0          1.0

Other expense, net                         -           0.1            0.1          0.1
                                    ----------   ----------     ----------   ----------

Income before income taxes                6.5          6.0            5.3          4.8

Provision for income taxes                2.5          2.3            2.0          1.8
                                    ----------   ----------     ----------   ----------

Net income                               4.0%         3.7%           3.3%         3.0%
                                    ==========   ==========     ==========   ==========

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

Net revenue for the second quarter of 1999 was $106,195,000, an increase of 11.0%, compared to $95,640,000 for the second quarter of 1998. Less than truckload ("LTL") tonnage increased 7.2% during the quarter while LTL shipments increased 4.9%. These increases were achieved primarily through the Company's continuing focus in 1999 to build market share in existing areas of operation. This strategy allows the Company to achieve its revenue growth objectives without significant additional investments in property and equipment while also achieving operating synergies that improve profitability.

Average revenue per LTL shipment increased 6.4% to $124.92 in the current quarter from $117.46 for the same quarter in 1998. This increase was due to a 4.1% increase in LTL revenue per hundredweight to $11.67 from $11.21 combined with a 2.3% increase in LTL weight per shipment to 1,071 lbs. from 1,047 lbs. The Company's average length of haul decreased 2.2% to 838 miles per shipment from 857 in the second quarter of 1998. Generally, an increase in LTL weight per shipment and a decrease in the average length of haul would result in a reduction of LTL revenue per hundredweight; however, the Company was able to improve its overall pricing by identifying and improving its rates on marginal and unprofitable traffic. The decrease in average length of haul was a result of higher growth in the Company's regional markets compared to its longer haul inter-regional markets. In the second quarter of 1999, regional traffic accounted for 30% of total revenue compared to 28% in the second quarter of 1998.

Operating expenses as a percentage of net revenue, the operating ratio, decreased to 92.7% for the second quarter of 1999 from 92.9% for the same period of 1998. This improvement was due primarily to decreases in purchased transportation, insurance and claims expense and operating supplies and expenses as a percent of revenue. Combined, these costs decreased to 13.5% of revenue compared to 15.9% for the same quarter of 1998. While the operating ratio improved, the Company experienced increases in salaries, wages and benefits and depreciation and amortization which, when combined, increased to 66.6% of revenue from 64.2%

Purchased transportation decreased to 3.1% from 4.5% of revenue due to a 49.9% decrease in cartage expense, which is third party local pickup and delivery service. The expansion of the service center network to 92 service centers by the second quarter of 1999 from 84 in the second quarter of 1998 allowed the Company to serve more customers directly. Many of these new facilities were opened in geographic areas where the Company frequently used outside purchased transportation to supplement its direct service. In addition, by increasing market share in existing areas of operation, the Company was able to economically justify the expansion of its direct service to certain remote delivery points in its existing network.

Insurance and claims expense was reduced to 2.3% from 3.0% of revenue due to significant reductions in cargo claims expense and to reductions in excess premiums for cargo, bodily injury and property damage. Operating supplies and expenses decreased to 8.1% from 8.4% of revenue due to incremental reductions in various equipment maintenance and linehaul costs.

While replacing purchased transportation with direct service generally improves transit times, it also increases certain expenses such as direct labor and equipment costs. Salaries and wages increased to 48.5% from 47.5% of revenue while benefits increased to 12.2% from 11.3% of revenue. The increase in benefits is a result of higher group health and workers compensation claims expense in the second quarter of 1999 over the prior year period.

Depreciation and amortization expense increased to 5.9% of revenue from 5.4% for the same quarter of 1998. The increase in depreciation was due primarily to capital expenditures for tractors, trailers and investments in information systems.

Net interest expense was .8% of revenue for the second quarter of 1999 compared to 1.0% for the same period of 1998. Interest expense decreased to 1.0% from 1.1% due to a reduction in average outstanding debt between the comparable quarters and interest income increased to .2% from .1%.

Net income was $4,264,000 for the quarter, an increase of 20.0%, compared to $3,554,000 for the same quarter of the previous year. The effective tax rate was 38.0% for both periods.

Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

Net revenue for the six months ended June 30, 1999, was $205,541,000, an increase of 11.5%, compared to $184,334,000 for the same period of 1998. LTL tonnage increased 8.0% due to a 6.2% increase in LTL shipments and a 1.6% increase in LTL weight per shipment. These increases in revenue and tonnage have been consistent with the Company's growth strategy to increase market share in its existing geographic area of operations and service center network. This growth strategy was complemented with the acquisition of certain assets of Fredrickson Motor Express, Goggin Truck Line and Skyline Transportation in January 1998, August 1998 and January 1999, respectively. These companies conducted LTL operations primarily in the southeastern United States, an area the Company has served for over 65 years.

Average revenue per LTL shipment for the first six months of 1999 increased 5.3% to $125.06 from $118.72 for the comparable period of 1998. This increase was due to a 3.6% increase in LTL revenue per hundredweight to $11.63 from $11.23 and a 1.6% increase in LTL weight per shipment. The increase in LTL revenue per shipment was achieved although the Company's average length of haul decreased 1.6% to 838 miles from 852, a trend that generally lowers revenue per shipment. The reduction in average length of haul is due to the growth of the Company's regional, or shorter haul, business.

Operating expenses as a percentage of net revenue, the operating ratio, in the first half of 1999 improved to 93.6% compared with 94.1% for the first half of 1998. By focusing on growth within its existing geographic service center network, the Company was able to replace outside purchased transportation with direct service by Company personnel and equipment. As a result, salaries, wages and benefits increased to 61.0% of revenue from 59.4% for the prior year comparable period. A portion of that increase was due to an increase in group health expenses to 3.3% of revenue from 2.6%. Depreciation and amortization expense increased to 6.1% of revenue from 5.3% primarily due to increases in the Company's equipment fleet and to investments in information systems.

These increased expenses were offset by decreases in purchased transportation and insurance and claims expense, which improved on a combined basis to 5.6% of revenue from 7.7%. Purchased transportation decreased due to a reduction in cartage expense, or outside local pickup and delivery services, to 1.1% of revenue from 2.6%. Revenue growth in existing areas of operation and the opening and operation of eight additional service centers after the second quarter of 1998 allowed the Company to provide more direct service to its customers. The Company intends to continue this trend of reducing purchased transportation, which generally results in improvements in on-time service and profitability.

Insurance and claims expense decreased to 2.4% of revenue from 3.1% due to reductions in cargo claims, bodily injury and property damage expense. The Company maintains an ongoing focus on cargo claims prevention and provides extensive safety training to its employees to ensure accidents and losses are kept at a minimum.

During the first six months of 1999, the Company also benefited from reductions in operating supplies and expenses, general supplies and expenses, building and office equipment rents and miscellaneous expenses which as a group were 14.8% of revenue as compared to 15.6% for the previous comparable period. These reductions reflect the strategy of leveraging the Company's assets to provide for more efficient and profitable operations.

Net interest expense was 1.0% of revenue for the first six months of 1999 and 1998. While outstanding debt actually decreased by $1,212,000 at mid-year 1999 from mid-year 1998, the average amount outstanding during the first six months of 1999 was higher. The Company anticipates both its outstanding debt and related interest expense will increase slightly in the remaining half of 1999 as it executes a significant portion of its capital budget for upgrades to its service centers and equipment fleet.

Net income was $6,733,000 for the six months ended June 30, 1999, an increase of 23.2%, compared to $5,467,000 for the same six-month period the previous year. The effective tax rate was 38.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $13,733,000 during the first half of 1999. Cash flows generated internally were sufficient to fund 100% of the required capital expenditures through the second quarter of the year. At June 30, 1999, long-term debt including current maturities decreased to $58,138,000 from $70,589,000 at December 31, 1998.

The Company estimates capital expenditures to be approximately $48,000,000 to $53,000,000 for the year ending December 31, 1999. Of that, approximately $28,000,000 will be used for purchases of larger replacement service centers or expansion of existing service centers, approximately $16,000,000 will be used to purchase revenue equipment, approximately $4,000,000 will be used for investments in technology and the remaining balance will be used to purchase other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

The Company maintains a $32,500,000 uncollateralized credit facility that consists of a $17,500,000 line of credit commitment and a $15,000,000 letter of credit commitment. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings are outstanding. The applicable interest rate for the first half of 1999 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on outstanding letters of credit. At June 30, 1999, there were $625,000 outstanding borrowings on the line of credit and $11,385,000 outstanding on the letter of credit facility. Letters of credit are primarily issued as collateral for self-insured reserves for bodily injury, property damage and workers' compensation claims. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company has minimal exposure to changes in interest rates from its long-term debt arrangements as approximately 99% of that debt has fixed interest rates. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

Old Dominion is approximately 75% complete in its evaluation of non-IT systems, such as telephone switches and security systems, to identify systems that require modification. As each system or component is identified, a plan to make appropriate modifications is initiated. The Company believes there is minimal risk in this area, and the cost of these modifications or upgrades, if any, is expected to be less than $50,000. These evaluations and subsequent modifications to non-IT hardware are scheduled to be completed by October 31, 1999.

The Company is currently 65% complete in its evaluation phase of its major customers and suppliers to determine if they have taken adequate measures to ensure that necessary modifications are made to their software and hardware prior to the year 2000. The completion of the supplier evaluation phase, which is scheduled for September 30, 1999, will determine the actions the Company will take in securing alternate suppliers by year-end 1999. The Company is actively assisting customers in achieving year 2000 compliance in their electronic data interchange applications that are used to communicate with the Company in their normal course of business. If these systems fail, the Company plans to convert to traditional methods of communication such as mail, phone and fax, which it currently uses with the majority of its customer base. In addition, the Company's existing systems could be used to provide customers with freight tracing and documentation requirements if their systems fail. The process of monitoring customers and suppliers for year 2000 compliance may well extend until 2000, as those companies execute their year 2000 plans. The Company's largest customer in 1998 accounted for only 2.8% of revenue; therefore, the Company is not dependent on any one customer. Critical supplies such as fuel and parts are generally available from multiple sources and the Company's physical locations are not dependent on one provider of utilities. However, failure by any large groups of suppliers or customers to make necessary year 2000 modifications could result in a material adverse impact on the Company. The Company has incurred approximately $15,000 to date in monitoring customer and supplier compliance and expects to incur an additional $5,000 by year-end 1999.

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

The total cost incurred to date for year 2000 compliance is approximately $615,000 and the Company may incur an additional $55,000 by year-end 1999.

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

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the second quarter and for the six months ending June 30, 1999, the effect of inflation on the Company's results of operations was minimal.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:

         Exhibit No.          Description
         ----------          ---------------------------------------------
         27                  Financial Data Schedule

      b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OLD DOMINION FREIGHT LINE, INC.


DATE:  August 6, 1999                     J. WES FRYE
      -----------------                   --------------------------------
                                          J. Wes Frye
                                          Sr. V.P. - Finance and Chief
                                          Financial Officer
                                          (Principal Financial Officer)


DATE:  August 6, 1999                     JOHN P. BOOKER III
       ----------------                   ------------------------------
                                          John P. Booker III
                                          V.P. - Controller (Principal
                                          Accounting Officer)