Form 10-Q
period 1999-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 1999-11-09
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________ to _________.

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

                     Yes  X .                        No    .

     As of November 8, 1999, there were 8,312,840 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       ------------------------------    ---------------------------------------
                                                         SEPT. 30,       Sept. 30,           SEPT. 30,           Sept. 30,
                                                            1999           1998                 1999                1998
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)         (UNAUDITED)     (Unaudited)         (UNAUDITED)         (Unaudited)
---------------------------------------------------------------------- --------------    ------------------- -------------------
Revenue from operations                                      $ 108,527        $99,266               $314,068           $ 283,600

Operating expenses:
  Salaries, wages and benefits                                  65,247         59,463                190,569             168,990
  Purchased transportation                                       3,677          3,547                 10,323              11,968
  Operating supplies and expenses                                9,479          7,613                 26,060              23,361
  Depreciation and amortization                                  6,317          5,734                 18,934              15,551
  Building and office equipment rents                            1,790          1,853                  5,473               5,431
  Operating taxes and licenses                                   4,387          4,365                 13,291              12,206
  Insurance and claims                                           2,796          3,105                  7,742               8,859
  Communications and utilities                                   1,774          1,757                  5,482               5,148
  General supplies and expenses                                  4,044          3,982                 12,035              11,545
  Miscellaneous expenses                                         1,159          1,112                  3,111               2,939
                                                       --------------- --------------    ------------------- -------------------

    Total operating expenses                                   100,670         92,531                293,020             265,998
                                                       --------------- --------------    ------------------- -------------------

Operating income                                                 7,857          6,735                 21,048              17,602

Other deductions:
  Interest expense, net                                          1,087          1,129                  3,177               3,002
  Other (income) expense, net                                      (35)            87                    206                 263
                                                       --------------- --------------    ------------------- -------------------

    Total other deductions                                       1,052          1,216                  3,383               3,265
                                                       --------------- --------------    ------------------- -------------------

Income before income taxes                                       6,805          5,519                 17,665              14,337

Provision for income taxes                                       2,586          2,097                  6,713               5,448
                                                       --------------- --------------    ------------------- -------------------

Net income                                                     $ 4,219        $ 3,422               $ 10,952             $ 8,889
                                                       =============== ==============    =================== ===================


Basic and diluted earnings per share:                           $ 0.51         $ 0.41                 $ 1.32              $ 1.07

Weighted average shares outstanding:
Basic                                                        8,312,595      8,312,196              8,312,329           8,311,633
Diluted                                                      8,318,491      8,321,089              8,316,268           8,325,476




The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,              December 31,
                                                                           1999                       1998
(IN THOUSANDS, EXCEPT SHARE DATA)                                       (UNAUDITED)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $  618                      $  659
  Customer receivables, less allowances of $6,229
      and $5,702, respectively                                                   55,325                      48,612
  Other receivables                                                                 673                       2,567
  Tires on equipment                                                              6,352                       6,325
  Prepaid expenses                                                                4,686                       9,413
  Deferred income taxes                                                           2,213                       2,213
                                                                     ------------------        --------------------

      Total current assets                                                       69,867                      69,789

Property and equipment:
  Revenue equipment                                                             177,759                     172,783
  Land and structures                                                            56,860                      51,803
  Other equipment                                                                34,878                      27,739
  Leasehold improvements                                                          4,353                       4,144
                                                                     ------------------        --------------------

      Total property and equipment                                              273,850                     256,469

Less accumulated depreciation and amortization                                 (110,572)                    (97,471)
                                                                     ------------------        --------------------

      Net property and equipment                                                163,278                     158,998

 Other assets                                                                    14,615                      13,012
                                                                     ------------------        --------------------

      Total assets                                                            $ 247,760                   $ 241,799
                                                                     ==================        ====================



The accompanying notes are an integral part of these financial statements.

                                         OLD DOMINION FREIGHT LINE, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                   (CONTINUED)

                                                                           SEPTEMBER 30,              December 31,
                                                                               1999                       1998
(IN THOUSANDS, EXCEPT SHARE DATA)                                           (UNAUDITED)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 15,838                    $ 21,350
  Compensation and benefits                                                      14,675                       8,929
  Claims and insurance accruals                                                  12,594                      11,961
  Other accrued liabilities                                                       3,524                       2,649
  Income taxes payable                                                              529                         499
  Current maturities of long-term debt                                           16,213                       9,093
                                                                     ------------------        --------------------

      Total current liabilities                                                  63,373                      54,481

Long-term debt                                                                   45,705                      61,496
Other non-current liabilities                                                    10,788                       9,636
Deferred income taxes                                                            20,305                      19,549
                                                                     ------------------        --------------------

      Total long-term liabilities                                                76,798                      90,681

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares authorized,
  8,312,840 and 8,312,196 shares outstanding,
  respectively                                                                      831                         831
Capital in excess of par value                                                   23,907                      23,907
Retained earnings                                                                82,851                      71,899
                                                                     ------------------        --------------------

       Total stockholders' equity                                              107,589                       96,637

Commitments and contingencies                                                        -                           -
                                                                     ------------------        --------------------

      Total liabilities and stockholders' equity                               $247,760                    $241,799
                                                                     ==================        ====================


The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED SEPT. 30,
                                                                                ----------------------------------
                                                                                     1999               1998
(IN THOUSANDS)                                                                   (UNAUDITED)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $ 10,952            $ 8,889
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                                     18,934             15,551
       Deferred income taxes                                                                756              2,724
       Loss on sale of property and equipment                                               237                  3
       Changes in assets and liabilities:
         Customer and other receivables, net                                             (4,819)            (4,662)
         Tires on equipment                                                                 (27)              (244)
         Prepaid expenses and other assets                                                3,884              2,452
         Accounts payable                                                                (5,512)               487
         Compensation, benefits and other accrued liabilities                             6,621              6,140
         Claims and insurance accruals                                                    1,241              3,253
         Income taxes payable                                                                30                 44
         Other liabilities                                                                  544                258
                                                                                ---------------    ---------------
             Net cash provided by operating activities                                   32,841             34,895
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                    (1,100)           (19,299)
  Purchase of property and equipment                                                    (25,885)           (38,871)
  Proceeds from sale of property and equipment                                            2,774              1,224
                                                                                ---------------    ---------------
             Net cash used by investing activities                                      (24,211)           (56,946)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                    -             20,990
  Principal payments under long-term debt agreements                                     (6,536)            (3,485)
  Net (payments) proceeds on revolving line of credit                                    (2,135)             4,600
  Proceeds from conversion of stock options                                                   -                 16
                                                                                ---------------    ---------------
             Net cash (used in) provided by financing activities                         (8,671)            22,121
                                                                                ---------------    ---------------
(Decrease) increase in cash and cash equivalents                                            (41)                70
Cash and cash equivalents at beginning of period                                            659                674
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                              $   618             $  744
                                                                                ===============    ===============


The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the quarter ended September 30, 1999, are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 1998 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform with the current period presentation.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


               EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS


                                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                    ---------------------------------        ----------------------------------
                                                        1999               1998                   1999               1998
                                                    --------------     --------------        ---------------     --------------

Revenue from operations                                    100.0%             100.0%                 100.0%             100.0%
                                                    --------------     --------------        ---------------     --------------

Operating expenses:
    Salaries, wages and benefits                             60.1               59.9                   60.7               59.6
    Purchased transportation                                  3.4                3.6                    3.3                4.2
    Operating supplies and expenses                           8.7                7.7                    8.3                8.2
    Depreciation and amortization                             5.8                5.8                    6.0                5.5
    Building and office equipment rents                       1.7                1.9                    1.8                1.9
    Operating taxes and licenses                              4.1                4.4                    4.2                4.3
    Insurance and claims                                      2.6                3.1                    2.5                3.1
    Communications and utilities                              1.6                1.8                    1.7                1.8
    General supplies and expenses                             3.7                4.0                    3.8                4.1
    Miscellaneous expenses                                    1.1                1.0                    1.0                1.1
                                                    --------------     --------------        ---------------     --------------

Total operating expenses                                     92.8               93.2                   93.3               93.8
                                                    --------------     --------------        ---------------     --------------

Operating income                                              7.2                6.8                    6.7                6.2

Interest expense, net                                         1.0                1.2                    1.0                1.1
Other expense, net                                           (0.1)               0.1                    0.1                0.1
                                                    --------------     --------------        ---------------     --------------

Income before income taxes                                    6.3                5.5                    5.6                5.0

Provision for income taxes                                    2.4                2.1                    2.1                1.9
                                                    --------------     --------------        ---------------     --------------

Net income                                                   3.9%               3.4%                   3.5%               3.1%
                                                    ==============     ==============        ===============     ==============

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

During the third quarter of 1999, the Company had continued success in implementing its strategy to build market share in existing areas of operations, improve revenue yield and improve operating efficiencies. The Company achieved its revenue growth without significant additional investments in property and equipment, which resulted in operating synergies that improved profitability. While implementing similar objectives during the third quarter of 1998, the Company took advantage of consolidation pressures in the industry by acquiring selected assets of Goggin Truck Line Company, Inc., a regional less-than-truckload ("LTL") carrier operating primarily in the southeastern region of the country. This acquisition not only increased market share at existing facilities but also allowed the Company to open eight additional service centers in targeted markets in the southeast.

Net revenue for the third quarter of 1999 was $108,527,000, an increase of 9.3%, compared to $99,266,000 for the third quarter of 1998. LTL tonnage increased 5.3% during the quarter while LTL shipments increased 2.4%. Revenue, tonnage and shipment growth for the current quarter were slightly lower than results for the first half of the year and reflect the impact of Hurricane Floyd on the Company's operations along the Atlantic coast in September 1999. Also, the third quarter of 1998 included certain revenue and tonnage secured as a result of the Goggin acquisition that was subsequently identified as unprofitable and was discontinued.

Average revenue per LTL shipment increased 9.2% to $127.67 in the current quarter from $116.89 for the same quarter in 1998. This increase was due to a 6.0% increase in LTL revenue per hundredweight to $11.81 from $11.14 combined with a 3.1% increase in LTL weight per shipment to 1,081 lbs. from 1,049 lbs. The increase in LTL revenue per hundredweight was a result of the implementation of a general rate increase on the Company's public tariffs on September 13, 1999, and the continuing efforts to improve overall revenue quality by identifying and increasing rates on marginal and unprofitable traffic. The Company's average length of haul decreased .5% to 844 miles per shipment from 848 in the third quarter of 1998. The decrease in average length of haul was a result of higher growth in the Company's regional markets compared to its longer haul inter-regional markets. In the third quarter of 1999, regional traffic accounted for 31% of total revenue compared to 29% in the third quarter of 1998.

Operating expenses as a percentage of net revenue, the operating ratio, decreased to 92.8% for the third quarter of 1999 from 93.2% for the same period of 1998. The Company experienced slight cost reductions in many expense classifications but significant reductions were achieved in insurance and claims expense, which decreased to 2.6% of revenue from 3.1% in the third quarter of 1998. While the operating ratio improved, operating supplies and salaries, wages and benefits, when combined, increased to 68.8% of revenue from 67.6%.

Insurance and claims expense decreased primarily as a result of favorable experience in self-insured auto liability claims to .66% of revenue from 1.1%. This improvement, combined with improvements in self-insured cargo claims, allowed the Company to obtain lower excess premiums for both auto liability and cargo claims to .2% of revenue from .4% in the third quarter of 1998. In addition, general supplies and expenses and operating taxes and licenses, when combined, decreased to 7.8% of net revenue from 8.4% as a result of the Company successfully leveraging its existing assets to provide economies of scale and higher profitability.

While the operating ratio declined, the Company experienced an increase in operating supplies to 8.7% of revenue from 7.7% from the prior year quarter. Fuel, which is included in operating supplies, increased to 3.9% of revenue from 3.1%. To partially offset that increase, the Company implemented a fuel surcharge during the third quarter of 1999, which was recorded as additional revenue.

The increase in salary, wages and benefits to 60.1% of net revenue from 59.9% was a result of the Company's continuing efforts to replace purchased transportation with Company labor and equipment. By increasing market share and expanding the service center network, the Company can economically justify more direct service to its customers. The increase in salary, wages and benefits was offset by a corresponding decrease in purchased transportation to 3.4% of revenue from 3.6% for the third quarter of 1998.

Interest expense was 1.0% of revenue for the third quarter of 1999 compared to 1.2% for the same period of 1998 due to a reduction in average outstanding debt between the comparable quarters.

Net income was $4,219,000 for the quarter, an increase of 23.3%, compared to $3,422,000 for the same quarter of the previous year. The effective tax rate was 38.0% for both periods.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenue for the nine months ended September 30, 1999, was $314,068,000, an increase of 10.7%, compared to $283,600,000 for the same period of 1998. LTL tonnage increased 7.1% due to a 4.8% increase in LTL shipments and a 2.1% increase in LTL weight per shipment. These increases in revenue and tonnage have been consistent with the Company's growth strategy to increase market share in its existing geographic areas of operations and service center network. This growth strategy was complemented with the acquisition of certain assets of Fredrickson Motor Express, Goggin Truck Line and Skyline Transportation in January 1998, August 1998 and January 1999, respectively. These companies conducted LTL operations primarily in the southeastern United States, an area the Company has served for over 65 years.

Average revenue per LTL shipment for the first nine months of 1999 increased 6.7% to $125.96 from $118.08 for the comparable period of 1998. This increase was due to a 4.4% increase in LTL revenue per hundredweight to $11.69 from $11.20 and a 2.1% increase in LTL weight per shipment. The increase in LTL revenue per shipment was achieved although the Company's average length of haul decreased 1.3% to 840 miles from 851, a trend that generally lowers revenue per shipment. The reduction in average length of haul is due to the growth of the Company's regional, or shorter haul, business.

Operating expenses as a percentage of net revenue, the operating ratio, in the first nine months of 1999 improved to 93.3% compared with 93.8% for the first nine months of 1998. By focusing on growth within its existing geographic service center network, the Company was able to replace outside purchased transportation with direct service by Company personnel and equipment. As a result, salaries, wages and benefits increased to 60.7% of revenue from 59.6%. A portion of that increase was due to an increase in group health expenses to 3.4% of revenue from 2.8%. Depreciation and amortization expense increased to 6.0% of revenue from 5.5%, primarily due to increases in the Company's equipment fleet and to investments in information systems.

These increased expenses were offset by decreases in purchased transportation and insurance and claims expense, which improved on a combined basis to 5.8% of revenue from 7.3%. Purchased transportation decreased due to a reduction in cartage expense, or outside local pickup and delivery services, to 1.2% of revenue from 2.2%. Revenue growth in existing areas of operation and the opening and operation of eight additional service centers in the third quarter of 1998 allowed the Company to provide more direct service to its customers. The Company intends to continue this trend of reducing purchased transportation, which generally results in improvements in on-time service and profitability.

Insurance and claims expense decreased to 2.5% of revenue from 3.1% due to reductions in cargo claims, bodily injury and property damage expense. The Company maintains an ongoing focus on cargo claims prevention and provides extensive safety training that resulted in a reduction in claims and accidents in the current year. The Company also self-insures a portion of these claims and limits these liabilities with excess insurance coverage. Due to favorable claims experience, excess insurance rates were reduced by approximately 40% in 1999 over the prior year.

During the first nine months of 1999, the Company also benefited from reductions in general supplies and expenses, building and office equipment rents, operating taxes and licenses, communication and utilities and miscellaneous expenses which as a group were 12.5% of revenue as compared to 13.2% for the previous comparable period. These reductions reflect the strategy of leveraging the Company's assets to provide for more efficient and profitable operations.

Net interest expense was 1.0% of revenue for the first nine months of 1999 from 1.1% for the comparable period in 1998. This decrease was due to a lower average amount of debt outstanding during the current year.

Net income was $10,952,000 for the nine months ended September 30, 1999, an increase of 23.2%, compared to $8,889,000 for the same nine-month period the previous year. The effective tax rate was 38.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $24,211,000 during the first nine months of 1999. Cash flows generated internally were sufficient to fund 100% of the required capital expenditures through the third quarter of the year. At September 30, 1999, long-term debt including current maturities decreased to $61,918,000 from $70,589,000 at December 31, 1998.

The Company estimates capital expenditures to be approximately $47,000,000 to $50,000,000 for the year ending December 31, 1999. Of that, approximately $28,000,000 will be used for purchases of larger replacement service centers or expansion of existing service centers, approximately $13,000,000 will be used to purchase revenue equipment, approximately $5,000,000 will be used for investments in technology and the remaining balance will be used to purchase other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

The Company maintains a $32,500,000 uncollateralized credit facility that consists of a $17,500,000 line of credit commitment and a $15,000,000 letter of credit commitment. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings are outstanding. The applicable interest rate for the first nine months of 1999 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% is charged on outstanding letters of credit. At September 30, 1999, there were $6,175,000 outstanding borrowings on the line of credit and $11,385,000 outstanding on the letter of credit facility. Letters of credit are primarily issued as collateral for self-insured reserves for bodily injury, property damage and workers' compensation claims. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company has limited exposure to changes in interest rates from its long-term debt arrangements as approximately 90% of that debt has fixed interest rates. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

Old Dominion is approximately 95% complete in its evaluation of non-IT systems, such as telephone switches and security systems, to identify systems that require modification. As each system or component is identified, a plan to make appropriate modifications is initiated. The Company believes there is minimal risk in this area, and the cost of these modifications or upgrades, if any, is expected to be less than $50,000. These evaluations and subsequent modifications to non-IT hardware are scheduled to be completed by November 30, 1999.

The Company is currently 90% complete in its evaluation phase of its major customers and suppliers to determine if they have taken adequate measures to ensure that necessary modifications are made to their software and hardware prior to the year 2000. The completion of the supplier evaluation phase, which is scheduled for November 30, 1999, will determine the actions the Company will take in securing alternate suppliers by year-end 1999. The Company is actively assisting customers in achieving year 2000 compliance in their electronic data interchange applications that are used to communicate with the Company in their normal course of business. If these systems fail, the Company plans to convert to traditional methods of communication such as mail, phone and fax, which it currently uses with the majority of its customer base. In addition, the Company's existing systems could be used to provide customers with freight tracing and documentation requirements if their systems fail. The process of monitoring customers and suppliers for year 2000 compliance may well extend until 2000, as those companies execute their year 2000 plans. The Company's largest customer in 1998 accounted for only 2.8% of revenue; therefore, the Company is not dependent on any one customer. Critical supplies such as fuel and parts are generally available from multiple sources and the Company's physical locations are not dependent on one provider of utilities. However, failure by any large groups of suppliers or customers to make necessary year 2000 modifications could result in a material adverse impact on the Company. The Company has incurred approximately $20,000 to date in monitoring customer and supplier compliance and expects to incur an additional $5,000 by year-end 1999.

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

The total cost incurred to date for year 2000 compliance is approximately $620,000 and the Company may incur an additional $55,000 by year-end 1999.

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

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. During the third quarter and for the nine months ending September 30, 1999, the effect of inflation on the Company's results of operations was minimal.

SEASONALITY

The Company's operations are subject to seasonal trends common in the motor carrier industry. Operating results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh weather conditions can also adversely impact the Company's performance by reducing demand and increasing operating expenses. The second and third quarters are generally stronger due to increased demand for services during the spring and summer months.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

              Exhibit No.           Description
              -----------           --------------------------------------------
                 10.9.2             Extension of E & J Enterprises Trailer Lease
                                    Agreement, Effective August 1, 1999
                    27              Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OLD DOMINION FREIGHT LINE, INC.


DATE: November 8, 1999           J. WES FRYE
     ----------------------      ----------------------------------------------
                                 J. Wes Frye
                                 Sr. V.P. - Finance and Chief Financial Officer
                                (Principal Financial Officer)



DATE: November 8, 1999          JOHN P. BOOKER III
      ---------------------     ------------------------------------------------
                                John P. Booker III
                                V.P. - Controller (Principal Accounting Officer)