Form 10-K
period 1999-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2000-03-20
CIK 878927

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ____________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 3, 2000, was $13,959,876.

As of March 3, 2000, the registrant had 8,312,840 outstanding shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Old Dominion Freight Line, Inc. ("Old Dominion", the "Company" or the "Registrant", as appropriate for this report) is an inter-regional and multi-regional motor carrier transporting primarily less-than-truckload ("LTL") shipments of general commodities, including consumer goods, textiles and capital goods to a diversified customer base. LTL shipments are defined as shipments weighing less than 10,000 pounds. In 1999, 97.3% of the Company's shipments and 88.9% of the Company's operating revenue were generated from LTL shipments. The Company serves regional markets in the Southeast, South Central, Northeast, Midwest and West regions of the country. Old Dominion connects these geographic regions with high quality inter-regional service.

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

The Company seeks to reduce unit operating costs and improve service by building freight volume, or density, in its markets. Increasing density reduces unloading and reloading at breakbulk facilities, resulting in faster transit times, reduced cargo claims and more efficient equipment utilization. Old Dominion also lowers its cost structure and reduces cargo claims by using twin 28-foot trailers exclusively in its linehaul operations. Use of twin 28-foot trailers permits the Company to transport freight directly from its point of origin to destination with minimal unloading and reloading, and permits more freight to be hauled behind a tractor than could be hauled if the Company used one larger trailer. Approximately 56% of the Company's LTL tonnage moves directly from the origination service center to its destination without being reloaded to another trailer at a breakbulk facility, with a substantial majority of the remaining tonnage experiencing no more than one breakbulk handling per shipment. Further, management believes that it gains an operating advantage by maintaining a flexible work force, which permits service center employees to perform several functions that result in reliable deliveries and a higher level of customer satisfaction.

The Company also transports shipping containers between several port cities and inland points, primarily in its core southeastern service area. For the year ended December 31, 1999, container services accounted for 2.3% of the Company's operating revenue. Old Dominion also provides assembly and distribution services primarily to its retail customers.

THE LTL INDUSTRY

LTL companies are generally categorized as regional, inter-regional or national motor carriers based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as inter-regional carriers. National carriers generally have average lengths of haul that exceed 1,000 miles. For the year ended December 31, 1999, Old Dominion had an average length of haul of 844 miles.

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

In recent years, many shippers have attempted to simplify their transportation requirements by reducing the number of carriers they use by establishing service-based, long-term relationships with a small group of preferred or "core carriers" or by the use of third party logistics providers. This trend toward the use of "core carriers" and third party logistics offers significant growth opportunities for carriers that possess financial stability and can provide both regional and inter-regional, high quality service with low costs. The Company believes that this trend has created an opportunity for it to increase lane and service center density along key inter-regional lanes in which a relatively small number of carriers offer high quality service. Old Dominion's strategy is to continue to capitalize on its ability to build its market share in key inter-regional and regional lanes. From time to time, certain national carriers have sought to compete in selected inter-regional markets and along selected inter-regional lanes and may seek to do so in the future as national markets mature, but the Company believes that it holds a key competitive advantage over its principal national competitors due to its more efficient service center network.

REVENUE EQUIPMENT AND MAINTENANCE

At December 31, 1999, the Company operated 2,243 tractors. The Company uses new tractors in linehaul operations for approximately three to five years and then transfers those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of Company service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 1999, the Company operated a fleet of 9,060 trailers. As the Company has expanded and its needs for equipment have increased, the Company has purchased new trailers as well as trailers meeting its specifications from other trucking companies that have ceased operations. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing the trailer fleet's average age; however, the Company believes the age of its trailer fleet compares favorably with its competitors.

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

The table below reflects, as of December 31, 1999, the average age of Old Dominion's revenue equipment:

Type of Equipment                               Number
(Categorized by Primary Use)                  of Units            Average Age
----------------------------                  --------            -----------

Linehaul tractors                                1,677              3.0 years
Pickup and delivery tractors                       566              7.3 years
Pickup and delivery trucks                          23              5.0 years
Linehaul trailers                                7,341              6.9 years
Pickup and delivery trailers                     1,719             12.0 years

The Company currently has major maintenance operations at its service centers in Atlanta, Georgia; Dallas, Texas; Des Plaines, Illinois; Harrisburg, Pennsylvania; Jersey City, New Jersey; Morristown and Memphis, Tennessee; Los Angeles, California; Columbus, Ohio; and Greensboro, North Carolina. In addition, six other service center locations are equipped to perform routine and preventive maintenance checks and repairs on the Company's equipment.

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

The table below sets forth the Company's capital expenditures for certain revenue equipment during 1999, 1998 and 1997:

Year       Service Centers      Tractors       Trailers         Total
----       ---------------      --------       --------         -----

1999        $ 17,015,000     $  7,886,000   $  4,360,000    $ 29,261,000
1998        $ 12,115,000     $ 21,400,000   $ 15,165,000    $ 48,680,000
1997        $  6,371,000     $ 17,529,000   $  4,889,000    $ 28,789,000

SERVICE CENTER OPERATIONS

At December 31, 1999, Old Dominion conducted operations through 102 service center locations, of which it owns 34 and leases 68. The Company operates major breakbulk facilities in Atlanta, Georgia; Columbus, Ohio; Des Plaines, Illinois; Morristown, Tennessee; Jersey City, New Jersey; Los Angeles, California; and Greensboro, North Carolina, while using some smaller service centers for limited breakbulk activity. Old Dominion's service centers are strategically located to permit the Company to provide the highest quality service and minimize freight rehandling costs.

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

The Company also has established primary responsibility for customer service at the local level. Service center employees trace freight movements using the Company's automated tracing system, which provides for immediate response to customer requests for delivery information. While the Company maintains primary accountability for customer service at the local service center, the Company has established a customer service function at the corporate offices to offer additional customer support.

The Company plans to expand capacity at existing service centers as well as expand the number of service centers geographically as opportunities arise that provide for profitable growth and fit the needs of its customers.

LINEHAUL TRANSPORTATION

The Company's Transportation Department is responsible for directing the movement of freight among the Company's service centers. Linehaul dispatchers control the movement of freight among service centers with an on-line automated dispatch system. The Company's senior management continuously monitors freight movements, transit times, load factors and other productivity measurements to ensure the Company maintains its highest levels of service and efficiency.

The Company uses scheduled dispatches, and schedules additional dispatches as necessary, to meet its published service standards. The Company uses twin trailers exclusively in its linehaul operations to reduce breakbulk handling and to increase linehaul productivity.

MARKETING AND CUSTOMERS

At December 31, 1999, the Company had a sales staff of 263 employees. The Company compensates its sales force, in part, based upon revenue generated, Company and service center profitability and on-time service performance, which the Company believes helps to motivate those employees.

The Company utilizes a computerized freight costing model to determine the price level at which a particular shipment of freight will be profitable. Elements of this freight costing model may be modified, as necessary, to simulate the actual conditions under which the freight will be moved. From time to time, the Company also competes for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of from one to two years and typically choose to enter into a contractual arrangement with a limited number of motor carriers based upon price and service.

For the year ended December 31, 1999, Old Dominion's largest 20, 10, and 5 customers accounted for approximately 14.1%, 10.6% and 7.6%, respectively, of the Company's operating revenue. The Company's largest customer for 1999 accounted for approximately 2.7% of operating revenue. While the Company is not dependent upon one customer, a reduction or termination of services provided by the Company to a large group of customers could have an adverse effect on the Company's business and operating results.

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

SAFETY AND INSURANCE

The Company's Vice President - Safety and Personnel and Vice President - Quality and Field Services implement and monitor its safety and loss prevention programs with the assistance of 18 field supervisors. As a result of the Company's emphasis on safety, the accident frequency, as defined by the National Safety Council (including minor and unavoidable accidents), has decreased from 12.5 accidents per million miles for the year ended December 31, 1989, to 7.3 accidents per million miles for the year ended December 31, 1999.

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

FUEL AVAILABILITY AND COST

The motor carrier industry is dependent upon the availability of diesel fuel. Increases in fuel prices and fuel taxes, to the extent not offset by rate increases or fuel surcharges to customers, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. The Company has not experienced difficulties in maintaining a consistent and ample supply of fuel. In periods of extreme price increases, the Company has implemented a fuel surcharge, which is consistent with other competitors. Management believes that the Company's operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of its competitors. Fuel costs normally fluctuate between three and five percent of operating revenue. Fuel expense was 3.7% of revenue in 1999.

EMPLOYEES AND DRIVERS

At December 31, 1999, the Company employed 5,559 individuals in the following categories:

                                                 Number of
Category                                         Employees
--------                                         ---------
Drivers                                            2,733
Platform                                           1,037
Mechanics                                            161
Sales                                                263
Salaried, clerical and other                       1,365


At December 31, 1999, the Company employed 1,201 road drivers and 1,532 city drivers. All drivers hired by the Company are selected based upon driving records and experience. Drivers are required to pass drug tests at employment and are later required to take such tests periodically, by random selection. Competition for drivers is intense within the trucking industry, and the Company periodically experiences difficulties in attracting and retaining qualified drivers. There can be no assurance that the Company's operations will not be affected by a shortage of qualified drivers in the future which could result in temporary under-utilization of revenue equipment, difficulty in meeting shipper demands and increased compensation levels for drivers. Difficulty in attracting or retaining qualified drivers could require the Company to limit growth and have a material adverse effect on the Company's operations.

To help fulfill driver needs, the Company offers employees and their spouses the opportunity to become drivers through the "Old Dominion Driver Training Program". Since its inception in 1988, 785 individuals have graduated from that program. The Company has experienced an annual turnover rate of approximately 6% for those employees, which the Company believes compares favorably with industry experience of driver retention. In management's opinion, driver qualification programs, which are required to be taken by all drivers, have been important factors in improving the Company's safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid for 1999 were approximately $496,000.

Management believes that relations with employees are excellent. However, there can be no assurance that a substantial number of the Company's employees will not unionize in the future, which could increase the Company's operating costs and force it to alter its operating methods, the result of which, could have a materially adverse effect on the Company's operating results.

REGULATION

The Surface Transportation Board, an independent entity within the United States Department of Transportation ("DOT"), regulates and monitors certain activities within the motor carrier industry. The Company is also regulated by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates, certain mergers, consolidations and acquisitions, and periodic financial reporting. The motor carrier industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand and costs of providing services to shippers.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding the executive officers of the Company:

Name and Age                   Positions and Offices with the Company
------------                   --------------------------------------

Earl E. Congdon (69)           Chairman of the Board of Directors and Chief
                               Executive Officer

John R. Congdon (67)           Vice Chairman of the Board of Directors

David S. Congdon (43)          President, Chief Operating Officer

John B. Yowell (48)            Executive Vice President

J. Wes Frye (52)               Sr. Vice President - Finance, Treasurer, Chief
                               Financial Officer and Assistant Secretary

Joel B. McCarty, Jr. (62)      Sr. Vice President, General Counsel and Secretary

Earl E. Congdon has been employed by the Company since 1950 and has served as Chairman of the Board and Chief Executive Officer since 1985 and as a director since 1952. He is a son of E. E. Congdon, one of the founders of Old Dominion.

John R. Congdon joined the Company in 1953, was appointed a director in 1955 and has served as Vice Chairman of the Board since 1985. He is also the Chairman of Old Dominion Truck Leasing, Inc., a North Carolina corporation that is engaged in the full service leasing of tractors, trailers and other equipment, to which he devotes more than half of his time. He is a son of E. E. Congdon, one of the founders of Old Dominion, and the brother of Earl E. Congdon.

David S. Congdon has been employed by the Company since 1978 and, since May 1997, has served as President and Chief Operating Officer. He has held various positions in the Company including Vice President - Quality and Field Services, Vice President - Quality, Vice President - Transportation, President - Dominion Furniture Xpress (a former division of Old Dominion that specialized in furniture transportation) and has held other positions in operations and engineering. He is the son of Earl E. Congdon.

John B. Yowell joined the Company in February 1983 and was promoted to Executive Vice President in May 1997. He has held the position of Vice President - Corporate Services, Vice President - Central Region, Assistant to the President and Vice President - Management Information Systems. He is a son-in-law of Earl
E. Congdon.

J. Wes Frye has served as Sr. Vice President - Finance since May 1997. He has been Chief Financial Officer and Treasurer since joining the Company in February 1985 and has held the position of Assistant Secretary since December 1987. Mr. Frye served as the Vice President of Finance of Builders Transport, Inc., from 1982 to 1985, and in various positions, including Vice President - Controller, with Johnson Motor Lines from 1975 to 1980. Mr. Frye is a Certified Public Accountant.

Joel B. McCarty, Jr., has been a Sr. Vice President since May 1997 and has served as General Counsel and Secretary since joining the Company in June 1987. Before joining Old Dominion, he was Assistant General Counsel of McLean Trucking Company and was in private law practice prior to 1985.

ITEM 2. PROPERTIES

The Company owns its general offices located in High Point, North Carolina, consisting of a four-story office building of approximately 56,500 square feet on 10.3 acres and an office building of approximately 15,000 square feet located near the general office. The Company also owns service center facilities in Birmingham, Alabama; Los Angeles, California; South Windsor, Connecticut; Atlanta, Georgia; Orlando, Jacksonville and Tampa, Florida; Des Plaines, Illinois; Kansas City, Kansas; Baltimore, Maryland; Minneapolis, Minnesota; Tupelo, Mississippi; Syracuse, New York; Asheville, Charlotte, Fayetteville, Hickory, Wilmington and Wilson, North Carolina; Cincinnati and Columbus, Ohio; Columbia and Greenville, South Carolina; Chattanooga, Memphis, Morristown and Nashville, Tennessee; Dallas and Houston, Texas; Richmond, Manassas, Martinsville and Norfolk, Virginia; and Milwaukee, Wisconsin.

The Company also owns non-operating properties in Jacksonville, Florida; St. Louis, Missouri; Fayetteville and Hickory, North Carolina; Memphis and Nashville, Tennessee; and Houston, Texas, all of which are held for lease. Currently, the Jacksonville property is leased until October 2000; the St. Louis property is leased until February 2004; the Fayetteville property is leased until January 2002; the Hickory property is on a month-to-month lease; the Nashville property is leased through March 2000; and the Houston and Memphis properties are not under lease.

Old Dominion leases 68 of its 102 service centers. The lengths of the leases range from month-to-month to a lease that expires in September 2004. The Company believes that its leased facilities are adequate for its existing needs and that, as current leases expire, it will be able either to renew them or find comparable facilities without incurring any material negative impact on service to customers or its operating results.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

The common stock of Old Dominion Freight Line, Inc. is traded on the Nasdaq Stock Market (National Market) under the symbol ODFL. At March 3, 2000, there were approximately 680 holders of the common stock, including 128 stockholders of record. No dividends have been paid on the common stock. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Note 2 of the Notes to Consolidated Financial Statements appearing in
Item 8 of this report.

MARKET PRICES OF COMMON STOCK:

                                                  1999
                            ----------------------------------------------------
                               FIRST        SECOND       THIRD         FOURTH
                              QUARTER      QUARTER      QUARTER        QUARTER
--------------------------------------------------------------------------------
HIGH                          $ 12.00     $ 12.875     $ 15.00        $ 14.75
LOW                           $ 10.375    $  8.125     $ 11.625       $  9.75

                                                   1998
                            ----------------------------------------------------
                               First        Second       Third         Fourth
                              Quarter      Quarter      Quarter        Quarter
--------------------------------------------------------------------------------
High                           $ 18.25     $ 20.25       $ 17.25      $ 14.875
Low                            $ 13.75     $ 15.50       $ 10.50      $  8.00


MARKET MAKERS:

First Union Capital Markets Corp., Inc.; Knight Securities L.P.; ING Baring Furman Selz LLC; Spear, Leeds & Kellogg; Howe Barnes Investments, Inc.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                                                              For the Year Ended December 31,
                                                -------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
AND OPERATING STATISTICS)                            1999        1998        1997       1996        1995
-------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Revenue from operations                             $426,385     $383,078    $328,844    $293,006    $248,079

Operating expenses:
  Salaries, wages and benefits                       258,900      229,188     193,523     163,490     141,163
  Purchased transportation                            14,504       15,696      15,494      21,435      18,933
  Operating supplies and expenses                     36,749       31,485      30,311      30,288      22,945
  Depreciation and amortization                       25,295       21,887      17,173      16,091      13,630
  Building and office equipment rents                  7,330        7,285       6,921       6,874       5,991
  Operating taxes and licenses                        17,699       16,791      13,968      12,867      10,393
  Insurance and claims                                10,200       12,277      10,033      10,118       8,503
  Communications and utilities                         7,532        7,011       6,152       5,687       5,014
  General supplies and expenses                       15,852       15,000      11,976      10,444      10,195
  Miscellaneous expenses                               4,268        3,881       3,282       2,762       1,671
                                                -------------------------------------------------------------
    Total operating expenses                         398,329      360,501     308,833     280,056     238,438
                                                -------------------------------------------------------------
Operating income                                      28,056       22,577      20,011      12,950       9,641
Interest expense, net                                  4,077        4,331       3,547       2,903       1,510
Other expense, net                                       522          311         273         137         329
                                                -------------------------------------------------------------
Income before income taxes                            23,457       17,935      16,191       9,910       7,802
Provision for income taxes                             9,056        6,815       6,153       3,766       2,995
                                                -------------------------------------------------------------
Net income                                          $ 14,401     $ 11,120    $ 10,038    $  6,144    $  4,807
                                                -------------------------------------------------------------

EARNINGS PER SHARE:
Basic                                                $  1.73      $  1.34     $  1.21     $  0.74     $  0.58
Diluted                                              $  1.73      $  1.34     $  1.21     $  0.74     $  0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                  8,312        8,312       8,312       8,346       8,354
Diluted                                                8,316        8,323       8,322       8,347       8,357

OPERATING STATISTICS:
Operating ratio                                        93.4%         94.1%       93.9%       95.6%       96.1%
LTL revenue per hundredweight                        $11.82        $11.28      $11.37      $11.00      $10.87
Revenue per intercity mile                           $ 3.26        $ 3.09      $ 2.99      $ 2.92      $ 2.93
Intercity miles (in thousands)                      130,648       123,816     110,120     100,447      84,715
LTL tonnage (in thousands)                            1,644         1,527       1,334       1,221       1,037
Shipments (in thousands)                              3,140         2,980       2,607       2,388       2,084
Average length of haul (miles)                          844           853         869          -           -


BALANCE SHEET DATA:                                                   As of December 31,
                                                -------------------------------------------------------------
                                                       1999        1998        1997        1996        1995
                                                -------------------------------------------------------------
Current assets                                      $ 76,254     $ 69,789    $ 59,860    $ 56,264   $ 50,465
Current liabilities                                   71,582       54,481      39,084      35,865     31,861
Total assets                                         257,579      241,799     191,061     170,726    143,346
Long-term debt (including current maturities)         64,870       70,589      47,301      43,141     30,216
Stockholders' equity                                 111,038       96,637      85,501      74,928     68,784

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:


                                                  1999          1998          1997
--------------------------------------------------------------------------------------
Revenue from operations                           100.0%        100.0%        100.0%
                                               ----------    ----------    ----------

Salaries, wages and benefits                        60.7          59.8          58.9
Purchased transportation                             3.4           4.1           4.7
Operating supplies and expenses                      8.6           8.2           9.2
Depreciation and amortization                        5.9           5.7           5.2
Building and office equipment rents                  1.7           1.9           2.1
Operating taxes and licenses                         4.2           4.4           4.2
Insurance and claims                                 2.4           3.2           3.1
Communication and utilities                          1.8           1.8           1.9
General supplies and expenses                        3.7           3.9           3.6
Miscellaneous expenses                               1.0           1.1           1.0
                                               ----------    ----------    ----------

Total operating expenses                            93.4          94.1          93.9
                                               ----------    ----------    ----------

Operating income                                     6.6           5.9           6.1

Interest expense, net                                1.0           1.1           1.1
Other expense, net                                    .1            .1            .1
                                               ----------    ----------    ----------

Income before income taxes                           5.5           4.7           4.9

Provision for income taxes                           2.1           1.8           1.8
                                               ----------    ----------    ----------

Net income                                          3.4%          2.9%          3.1%
                                               ==========    ==========    ==========

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Revenue from operations for 1999 was $426,385,000, an increase of 11.3%, compared to $383,078,000 for 1998. This growth was generated by increases in both volume and pricing, and was achieved through the Company's strategy to increase market share in its existing geographic areas of operations and service center network. The Company opened seven new service centers in 1999 and benefited from a full year of operation of its acquisition of selected assets of Goggin Truck Line Company, Inc. in August 1998. In addition, in January 1999, the Company acquired certain assets of Skyline Transportation, Inc. These acquisitions were less than truckload ("LTL") motor carriers operating primarily in the southeastern United States.

LTL tonnage increased 7.7% in 1999 due to a 5.5% increase in LTL shipments and a 2.1% increase in LTL weight per shipment. Average revenue per LTL shipment increased 7.0% to $127.13 from $118.81 for 1998. This increase was due to a 4.8% increase in LTL revenue per hundredweight to $11.82 from $11.28 and the increase in LTL weight per shipment. The increase in LTL revenue per shipment was achieved although the Company's average length of haul decreased 1.1% to 844 miles from 853, a trend that generally lowers revenue per shipment. The reduction in average length of haul is due to the growth of the Company's regional markets, which generally is shorter haul than inter-regional markets.

Operating expenses as a percentage of net revenue, the operating ratio, for 1999 improved to 93.4% compared to 94.1% for 1998. The Company experienced significant reductions in both insurance expense and purchased transportation in 1999. Insurance and claims expense decreased to 2.4% of revenue from 3.2% due to reductions in cargo, bodily injury and property damage claims. The

Company provides a continuous training process for its dockworkers and monitors freight movements to prevent cargo loss and damage claims. In addition, Company drivers undergo continuous safety training to prevent and reduce the frequency and severity of vehicle accidents. The Company self-insures a portion of these claims and maintains excess insurance coverage over the self-insured retention. Due to favorable claims experience, the rates on excess insurance were reduced by 33.4% in 1999 over the prior year.

Purchased transportation decreased to 3.4% of revenue from 4.1% in 1998 as the Company continued to replace outside purchased transportation with direct service by Company personnel and equipment. The focus on increasing market share in existing areas of operation allowed the Company to improve transit times to more delivery points in its existing network. As a result, salaries, wages and benefits increased to 60.7% of revenue from 59.8%. A portion of that increase was due to an increase in group health expenses to 3.3% of revenue from 2.7%, consistent with the national trend in increased group health costs per employee in 1999. Depreciation and amortization expense increased to 5.9% of revenue from 5.7%, primarily due to increases in the Company's equipment fleet, Company owned service centers and investments in information systems.

Operating supplies and expenses increased to 8.6% of revenue from 8.2%. During the latter half of 1999, the Company experienced sharp increases in diesel fuel and other petroleum based products. Fuel costs increased to 3.7% of revenue from 3.3% for 1998. In August 1999, the Company implemented a fuel surcharge, which was recorded in operating revenue, to partially offset the rising cost of fuel.

The Company benefited from reductions in general supplies and expenses, building and office equipment rents, operating taxes and licenses, and miscellaneous expenses, which as a group were 10.6% of revenue in 1999 as compared to 11.3% in 1998. These reductions reflect the strategy of leveraging the Company's assets to provide for more efficient and profitable operations.

Net interest expense decreased to 1.0% of revenue for 1999 from 1.1% due to a lower average amount of debt outstanding during the year.

Net income was $14,401,000 for the 1999 compared to $11,120,000 for 1998. The effective tax rate for 1999 was 38.6% compared to 38.0% for 1998.

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

Average less than truckload ("LTL") revenue per shipment decreased .8% to $118.81 for 1998 from $119.73 for 1997. This decrease was due to a .8% reduction in revenue per hundredweight. The reduction in revenue per hundredweight was a direct result of a decrease in the Company's average length of haul to 853 miles from 869 miles. The decrease in average length of haul was caused by growth in the Company's short haul revenue that resulted from the acquisition of Fredrickson and Goggin assets, both of which operated in the southeastern region of the country. As a result of these acquisitions, the Company's regional revenue increased 22% during the year compared to the previous year, versus an inter-regional revenue growth of 14%. Overall inter-regional revenue accounted for 71% of revenue from operations compared to 29% for regional revenue.

Operating expenses as a percent of revenue, the operating ratio, increased slightly to 94.1% for 1998 compared to 93.9% for the previous year. The increased operating ratio was primarily a result of an increase in salaries, wages and benefits, depreciation and general supplies and expenses. Combined, these expenses were 1.7 operating points higher than the previous year, increasing to 69.4% of revenue from 67.7% for the previous year. These increased costs as a percent of revenue were offset by decreases in purchased transportation and operating supplies and expenses. Combined, these costs decreased to 12.3% of revenue for 1998 from 13.9% for 1997, a 1.6 operating point decrease.

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

Depreciation increased to 5.7% of revenue in 1998 compared to 5.2% for the previous year. This increase was due primarily to increased capital expenditures for the expansion of existing service centers, purchases of new service centers which were previously leased, investments and upgrades to the Company's information systems and the acquisition of selected assets of Fredrickson and Goggin. The conversion to ownership of formerly leased facilities resulted in a reduction of building and office equipment rents to 1.9% of revenue in 1998 from 2.1% for the previous year.

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

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $34,149,000 during 1999. Cash flows generated internally were sufficient to fund the required capital expenditures for the year. At December 31, 1999, long-term debt including current maturities decreased to $64,870,000 from $70,589,000 at December 31, 1998.

The Company estimates net capital expenditures to be approximately $64,000,000 to $68,000,000 for the year ending December 31, 2000. Of that, approximately $27,000,000 is planned to be used for purchases of larger replacement service centers or expansion of existing service centers, $29,000,000 is planned to be used to purchase revenue equipment, $6,000,000 is planned to be used for investments in technology and the remaining balance is planned to be used to purchase other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

During 1999, the Company maintained a $32,500,000 uncollateralized credit facility that consisted of a $17,500,000 line of credit commitment and a $15,000,000 letter of credit commitment. Interest on the line of credit was charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings were outstanding. The applicable interest rate for 1999 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% was charged on the unused portion of the $32,500,000 line of credit and letter of credit facility, and a fee of .75% was charged on outstanding letters of credit. At December 31, 1999, there were $11,575,000 outstanding borrowings on the line of credit and $11,385,000 outstanding on the letter of credit facility. Letters of credit are primarily issued as collateral for self-insured reserves for bodily injury, property damage and workers' compensation claims.

On January 14, 2000, the Company amended its credit facility to consist of a $22,000,000 line of credit commitment and a $12,500,000 letter of credit commitment under the same terms and conditions as the previous agreement. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company has limited exposure to changes in interest rates from its long-term debt arrangements as approximately 82% of that debt has fixed interest rates. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

IMPACT OF THE YEAR 2000

Some of the Company's internally generated software, third party software, information technology ("IT") systems and non-IT systems were initially written or designed using two digits rather than four to define the applicable year. If not modified, that software or system was likely to interpret a date using "00" as the year 1900 rather than the year 2000, which could have resulted in system failures or miscalculations that could have disrupted the Company's operations.

At year-end 1999, the Company had successfully completed modifications to all internally generated software at a cost of approximately $500,000. In addition, all third party software requiring modification was identified and those modifications were completed by year-end at little or no cost to the Company. The Company also completed modifications to its IT and non-IT hardware for year 2000 compliance at a cost of approximately $100,000. Most of this expense was for the replacement of all the Company's older model personal computers.

During 1999, the Company evaluated its customers and suppliers to determine if they had taken adequate measures to ensure that necessary modifications were made to their software and hardware prior to the year 2000. Alternate suppliers were identified to provide goods and services for those vendors who had not completed their year 2000 modifications. In addition, the Company assisted its customers in modifying the software they used to communicate with the Company in the course of business as requested. The Company incurred costs of approximately $25,000 by year-end 1999 in this evaluation, monitoring and customer assistance phase of its year 2000 plan.

On January 1, 2000, the Company verified the proper functioning of all major components of its internally generated and third party software, all significant IT and non-IT hardware and all communication systems. As of this date, there has been no measurable impact to the Company resulting from a year 2000 failure by any software, hardware, vendor or customer. The cost incurred in 2000 to monitor these systems and correct any problems detected has been less than $5,000. The total cost incurred to date for year 2000 compliance is approximately $630,000 and the Company does not anticipate any significant future expenditures in 2000.

INFLATION

Most of the Company's expenses are affected by inflation, which generally result in increased costs. During 1999, the effect of inflation on the Company's results of operations was minimal.


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

FORWARD-LOOKING INFORMATION

Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment, service centers and other significant resources;
(5) the impact of regulatory bodies; (6) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's inability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; (8) the Company's ability to locate and correct relevant hardware and software year 2000 compliance problems and the ability of the Company's customers and suppliers to address their year 2000 compliance issues; (9) the Company's ability to purchase, build or lease facilities suitable for its operations; and (10) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading "Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                       ----------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                            1999            1998
-----------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $     781        $     659
  Customer receivables, less allowances of $6,495
      and $5,702, respectively                              55,077           48,612
  Other receivables                                          1,067            2,567
  Tires on equipment                                         6,428            6,325
  Prepaid expenses                                          10,631            9,413
  Deferred income taxes                                      2,270            2,213
                                                       ------------    ------------
      Total current assets                                  76,254           69,789

Property and equipment:
  Revenue equipment                                        178,301          172,783
  Land and structures                                       68,972           51,803
  Other equipment                                           31,557           27,739
  Leasehold improvements                                     4,381            4,144
                                                       ------------    ------------
      Total property and equipment                         283,211          256,469
Less accumulated depreciation                             (116,249)         (97,471)
                                                       ------------    ------------
      Net property and equipment                           166,962          158,998

Other assets                                                14,363           13,012
                                                       ------------    ------------

      Total assets                                       $ 257,579        $ 241,799
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 22,944         $ 21,350
  Compensation and benefits                                 11,352            8,929
  Claims and insurance accruals                             12,548           11,961
  Other accrued liabilities                                  2,927            2,649
  Income taxes payable                                           -              499
  Current maturities of long-term debt                      21,811            9,093
                                                       ------------    ------------
      Total current liabilities                             71,582           54,481

Long-term debt                                              43,059           61,496
Other non-current liabilities                               11,102            9,636
Deferred income taxes                                       20,798           19,549
                                                       ------------    ------------
      Total long-term liabilities                           74,959           90,681

Stockholders' equity:
  Common stock - $.10 par value, 25,000,000 shares
      authorized, 8,312,840 and 8,312,196 shares
      outstanding, respectively                                831              831
  Capital in excess of par value                            23,907           23,907
  Retained earnings                                         86,300           71,899
                                                       ------------    ------------
        Total stockholders' equity                         111,038           96,637

Commitments and contingencies                                    -                -
                                                       ------------    ------------

      Total liabilities and stockholders' equity         $ 257,579        $ 241,799
                                                       ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year ended December 31,
                                                                -------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                       1999             1998             1997
------------------------------------------------------------    --------------    ---------------  --------------
Revenue from operations                                              $426,385            $383,078        $328,844

Operating expenses:
  Salaries, wages and benefits                                        258,900             229,188         193,523
  Purchased transportation                                             14,504              15,696          15,494
  Operating supplies and expenses                                      36,749              31,485          30,311
  Depreciation and amortization                                        25,295              21,887          17,173
  Building and office equipment rents                                   7,330               7,285           6,921
  Operating taxes and licenses                                         17,699              16,791          13,968
  Insurance and claims                                                 10,200              12,277          10,033
  Communications and utilities                                          7,532               7,011           6,152
  General supplies and expenses                                        15,852              15,000          11,976
  Miscellaneous expenses                                                4,268               3,881           3,282
                                                                --------------    ---------------  --------------

    Total operating expenses                                          398,329             360,501         308,833
                                                                --------------    ---------------  --------------

Operating income                                                       28,056              22,577          20,011

Other deductions:
  Interest expense, net                                                 4,077               4,331           3,547
  Other expense, net                                                      522                 311             273
                                                                --------------    ---------------  --------------

    Total other deductions                                              4,599               4,642           3,820
                                                                --------------    ---------------  --------------

Income before income taxes                                             23,457              17,935          16,191

Provision for income taxes                                              9,056               6,815           6,153
                                                                --------------    ---------------  --------------

Net income                                                         $   14,401            $ 11,120        $ 10,038
                                                                ==============    ===============  ==============


Basic and diluted earnings per share                               $     1.73            $   1.34         $  1.21
                                                                ==============    ===============  ==============


Weighted average shares outstanding:
  Basic                                                             8,312,457           8,311,774       8,311,521
  Diluted                                                           8,316,329           8,323,240       8,321,547

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Capital in
                                                     Common     excess of     Retained
(IN THOUSANDS)                                       stock      par value     earnings      Total
--------------------------------------------------------------------------------------------------
Balance as of December 31, 1996                      $  835     $ 23,352     $ 50,741     $ 74,928
Net income                                               -            -        10,038       10,038
Exercise of stock options                                -            24           -            24
Release of common stock under Restricted Stock
     Agreement, net of tax charge of $74                 (4)         515           -           511
                                                   -----------------------------------------------
Balance as of December 31, 1997                         831       23,891       60,779       85,501
Net income                                               -            -        11,120       11,120
Exercise of stock options                                -            16           -            16
                                                   -----------------------------------------------
Balance as of December 31, 1998                         831       23,907       71,899       96,637
NET INCOME                                               -            -        14,401       14,401
                                                   -----------------------------------------------
BALANCE AS OF DECEMBER 31, 1999                      $  831     $ 23,907     $ 86,300     $111,038
                                                   ===============================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                        ---------------------------------------------
(IN THOUSANDS)                                                               1999            1998           1997
---------------------------------------------------------------------   -------------- --------------- --------------
Cash flows from operating activities:
  Net income                                                                 $ 14,401       $ 11,120       $ 10,038

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                           25,295         21,887         17,173
       Deferred income taxes                                                    1,192          2,689          3,895
       Net effect of restricted stock distribution                               --             --              511
       Loss (gain) on sale of property and equipment                              243            (71)          (178)
       Changes in assets and liabilities:
        Customer and other receivables, net                                    (4,965)        (1,094)        (4,018)
        Tires on equipment                                                       (103)        (1,273)          (538)
        Prepaid expenses and other assets                                      (1,923)        (1,428)        (1,458)
        Accounts payable                                                        1,594          7,189           (699)
        Compensation, benefits and other accrued liabilities                    2,701            335          2,074
        Claims and insurance accruals                                           1,458          4,048            622
        Income taxes payable                                                     (499)           499           --
        Other liabilities                                                         595            370            365
                                                                             --------       --------       --------
           Net cash provided by operating activities                           39,989         44,271         27,787
                                                                             --------       --------       --------
Cash flows from investing activities:
  Acquisition of business assets, net                                          (1,100)       (16,790)          --
  Purchase of property and equipment                                          (35,992)       (45,079)       (34,223)
  Proceeds from sale of property and equipment                                  2,943          2,180          1,573
                                                                             --------       --------       --------
           Net cash used in investing activities                              (34,149)       (59,689)       (32,650)
                                                                             --------       --------       --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                        553         20,991          9,000
  Principal payments under long-term debt agreements                           (9,537)        (7,184)        (5,680)
  Net proceeds from revolving line of credit                                    3,265          1,580            840
  Proceeds from conversion of stock options                                      --               16             24
                                                                             --------       --------       --------
           Net cash (used in) provided by financing activities                 (5,719)        15,403          4,184
                                                                             --------       --------       --------
Increase (decrease) in cash and cash equivalents                                  122            (15)          (679)
Cash and cash equivalents at beginning of period                                  659            674          1,353
                                                                             --------       --------       --------
Cash and cash equivalents at end of period                                   $    781       $    659       $    674
                                                                             ========       ========       ========


Supplemental disclosure of non-cash financing activities:
     The Company released 76,668 shares of common stock in 1997 under a Restricted Stock Agreement.

Cash paid for interest was approximately $4,802,000, $4,099,000 and $4,565,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

REVENUE AND EXPENSE RECOGNITION
Operating revenue is recognized on a percentage of completion method based on average transit time. Expenses associated with operating revenue are recognized when incurred.

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

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

Depreciation is provided by the straight-line method over the following estimated useful lives:

      Structures                       5 to 25 years
      Revenue equipment                2 to 12 years
      Other equipment                  2 to 10 years
      Leasehold improvements           Lesser of 10 years or life of lease

Depreciation expense was $24,842,000, $21,740,000 and $17,173,000 for 1999, 1998
and 1997, respectively.

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

CLAIMS AND INSURANCE ACCRUALS
Claims and insurance accruals reflect the estimated ultimate cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers' compensation, long-term disability and group health, which are charged to employee benefits expense.

EARNINGS PER SHARE
Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 1999, 1998 and 1997.

FAIR VALUES OF FINANCIAL INSTRUMENTS
At December 31, 1999, and 1998, the carrying value of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

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

RECENT ACCOUNTING PRONOUNCEMENTS
There were no items of comprehensive income for the years ending December 31, 1999, 1998 and 1997, as defined under SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company operates one business segment, within the continental United States, and has no customer that exceeds 10% of its operating revenue. Accordingly, no disclosures are required under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 2000. Under the statement, all derivatives will be required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Under the statement, any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will have on the earnings and financial position of the Company.

RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform with the current period presentation.

NOTE 2.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                        December 31,
                                                                     ---------------------
(IN THOUSANDS)                                                        1999          1998
------------------------------------------------------------------------------------------
Senior Notes                                                          $47,500      $49,000
Revolving credit facility                                              11,575        8,310
Equipment obligations, principal payable in monthly installments
  plus interest ranging from 4.5% to 8.55%                              5,795       13,279
                                                                     ---------------------
                                                                       64,870       70,589
Less current maturities                                                21,811        9,093
                                                                     ---------------------
                                                                      $43,059      $61,496
                                                                     =====================

Senior Notes consist of four individual debt agreements with interest rates ranging from 6.35% to 7.59%. The notes call for periodic principal payments with maturities ranging from 2002 to 2008.

In 1999, the Company maintained a $32,500,000 uncollateralized committed credit agreement that consisted of a $17,500,000 line of credit facility and a $15,000,000 letter of credit facility, expiring in June 2000. On January 14, 2000, this credit agreement was increased to $34,500,000 by increasing the line of credit to $22,000,000 and decreasing the letter of credit facility to $12,500,000. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings are outstanding. The applicable interest rate for 1999 was based upon LIBOR plus .75% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% is charged on the unused portion of the line of credit and letter of credit facility, and a fee of .75% is charged on outstanding letters of credit. At December 31, 1999, there was $11,385,000 outstanding on the letter of credit facility, which is statutorily required for self-insured retention reserves for bodily injury, property damage and workers' compensation claims.

Both the Company's Senior Notes and credit agreement limit the amount of dividends that may be paid to stockholders pursuant to certain financial ratios, necessary corporate action and all applicable laws. At December 31, 1999, the Company's debt instruments limited the amount of dividends that could be paid to stockholders to $16,840,000. The Company did not declare or pay a dividend on its common stock in 1999 and has no plans to declare or pay a dividend in 2000.

Equipment and capitalized lease obligations are collateralized by property and equipment with a net book value book value of $8,912,000 at December 31, 1999.

As of December 31, 1999, aggregate maturities of long-term debt are as follows:

(IN THOUSANDS)
---------------------------------------------------------------------------

2000                                                               $ 10,236
2001                                                                  8,513
2002                                                                  7,618
2003                                                                  6,107
2004                                                                  7,107
Thereafter                                                           13,714
                                                                  ---------
                                                                     53,295
Borrowings outstanding under the revolving credit agreement          11,575
                                                                  ---------
                                                                   $ 64,870
                                                                  =========

NOTE 3.  LEASES

The Company leases certain revenue equipment under capital leases. These assets are included in property and equipment as follows:

                                              December 31,
                                         ----------------------
(IN THOUSANDS)                             1999        1998
---------------------------------------------------------------

Revenue equipment                        $   605       $ 4,281
Less accumulated amortization               (136)       (1,217)
                                         ----------------------
                                         $   469       $ 3,064
                                         ======================



Future minimum annual lease payments as of December 31, 1999, are as follows:

                                                   Capital      Operating
(IN THOUSANDS)                                      Lease        Leases        Total
-------------------------------------------------------------------------------------
2000                                                $  155    $   9,709     $   9,864
2001                                                   155        6,245         6,400
2002                                                   103        2,446         2,549
2003                                                    -         1,403         1,403
2004                                                    -           652           652
Thereafter                                              -           154           154
                                                    ---------------------------------
Total minimum lease payments                           413    $  20,609     $  21,022
                                                              =========== ===========
Less amount representing interest                      (45)
                                                    ------
Present value of capitalized lease obligations      $  368
                                                    ======

Aggregate expense under operating leases approximated $11,891,000, $10,358,000 and $9,093,000 for 1999, 1998 and 1997, respectively.

NOTE 4.  INCOME TAXES

The components of the provision for income taxes are as follows:

                                                  Year ended December 31,
                                            ------------------------------------
(IN THOUSANDS)                                   1999        1998         1997
--------------------------------------------------------------------------------
Current:
  Federal                                       $7,382       $3,899       $2,116
  State                                            482          227          142
                                            ------------------------------------
                                                 7,864        4,126        2,258
Deferred:
  Federal                                        1,005        2,264        3,307
  State                                            187          425          588
                                            ------------------------------------
                                                 1,192        2,689        3,895
                                            ------------------------------------
Total provision for income taxes                $9,056       $6,815       $6,153
                                            ====================================

Net cash paid for income taxes during 1999, 1998 and 1997 aggregated $8,586,000, $2,856,000 and $2,972,000, respectively.

A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates for 1999, 1998 and 1997 is as follows:


                                                                       Year ended December 31,
                                                                   ----------------------------------
(IN THOUSANDS)                                                        1999         1998        1997
-----------------------------------------------------------------------------------------------------
Tax provision at statutory rate on income before income taxes        $8,210       $6,277       $5,505
State income taxes, net of federal benefit                              435          424          476
Meals and entertainment disallowance                                    319          291          257
Other, net                                                               92         (177)         (85)
                                                                   ----------------------------------
Total provision for income taxes                                     $9,056       $6,815      $ 6,153
                                                                   ==================================

Deferred tax assets and liabilities consist of the following:

                                                         December 31,
                                                    ------------------------
(IN THOUSANDS)                                           1999        1998
----------------------------------------------------------------------------
Deferred tax assets:
  Claims and insurance reserves                        $ 8,425       $ 7,857
  Allowance for doubtful accounts                        2,533         2,224
  Accrued vacation                                       1,530         1,301
  Other                                                  1,013           748
                                                    ------------------------
                                                        13,501        12,130
Deferred tax liabilities:
  Depreciation                                          25,122        23,321
  Tires on equipment                                     2,723         2,769
  Employee benefits                                      2,083         1,756
  Other                                                  2,101         1,620
                                                    ------------------------
                                                        32,029        29,466
                                                    ------------------------
Net deferred tax liability                            $ 18,528      $ 17,336
                                                    ========================

NOTE 5.  RELATED PARTY TRANSACTIONS

The Company leases revenue equipment and a service center facility from certain stockholders, employees and affiliates under operating leases. Future minimum lease commitments to affiliates at December 31, 1999, are as follows:

                                                    Operating
(IN THOUSANDS)                                        Leases
---------------------------------------------------------------
2000                                                $      454
Thereafter                                                   -
                                                   ------------
Total minimum lease payments                        $      454
                                                   ============

Lease payments to affiliates of the Company were $773,000, $739,000 and $775,000 in 1999, 1998 and 1997, respectively.

The Company purchased fuel, equipment repairs and other services from an affiliate for which it paid $197,000, $310,000 and $365,000 in 1999, 1998 and
1997, respectively. Charges to the affiliate for rent, equipment repairs, fuel and other services provided by the Company aggregated $32,000, $207,000 and $480,000 during 1999, 1998 and 1997, respectively.


NOTE 6.  EMPLOYEE RETIREMENT PLAN CONTRIBUTION EXPENSE

Substantially all employees meeting certain service requirements are eligible to participate in the Company's 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company makes contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 1999, 1998 and 1997 were $1,440,000, $1,112,000, and $1,004,000, respectively.


NOTE 7.  STOCK OPTIONS

In 1991, the Board of Directors and stockholders adopted the 1991 Employee Stock Option Plan ("Plan") under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq Stock Market (National Market) on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. On the date the option is granted, the Stock Option Plan Committee of the Board of Directors determines the period during which the option may be exercised; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 1999, 1998 and 1997 follows:

                                             NUMBER OF      PER SHARE       WEIGHTED AVERAGE
                                              OPTIONS      OPTION PRICE       EXERCISE PRICE
--------------------------------------------------------------------------------------------
Balance as of December 31, 1996              181,500      $10.00 - $19.25          $16.26
Granted                                            -             -                      -
Exercised                                     (2,400)         $10.00               $10.00
Canceled                                           -             -                      -
                                            -----------------------------------------------
Balance as of December 31, 1997              179,100      $10.00 - $19.25          $16.34
Granted                                            -             -                      -
Exercised                                     (1,600)         $10.00               $10.00
Canceled                                           -             -                      -
                                            -----------------------------------------------
Balance as of December 31, 1998              177,500      $10.00 - $19.25           $16.40
GRANTED                                            -             -                       -
EXERCISED                                     (2,000)         $10.00                $10.00
CANCELED                                           -             -                       -
                                            -----------------------------------------------
BALANCE AS OF DECEMBER 31, 1999              175,500      $10.00 - $19.25           $16.47
                                            ========


At December 31, 1999, there were 55,500 options reserved for future grant and 170,600 options exercisable. The weighted average remaining contractual life of outstanding options is 3.5 years.


NOTE 8.  RESTRICTED STOCK

In 1991, the Board of Directors and stockholders approved a Restricted Stock Agreement with an officer of the Company. Pursuant to that agreement, 153,336 shares of the Company's common stock were issued and reserved for release to the officer in four equal, biannual installments originally scheduled for January 1, 1994, 1996, 1998 and 2000. On January 28, 1997, the Board of Directors authorized the release of 76,668 shares, the total remaining unreleased shares under the agreement. Compensation expense was determined by the value of the shares on the award date and was recognized ratably over the vesting period, adjusted for accelerations of release dates by the Board of Directors. Compensation expense recognized pursuant to this agreement was $697,000 for 1997.


NOTE 9.  ACQUISITIONS OF BUSINESS ASSETS

On January 12, 1999, Old Dominion acquired selected assets of Skyline Transportation, Inc.'s LTL operations for $1,100,000. In addition, the Company acquired selected assets of two LTL trucking companies in 1998, Fredrickson Motor Express Corporation and Goggin Truck Line Company, Inc. The 1998 acquisitions consisted of the purchase of assets with an estimated fair value of $18,247,000 and the assumption of liabilities of $8,942,000.

These acquisitions have been accounted for as purchase transactions and the results of operations have been included in the Company's financial statements beginning on the date the acquisitions were consummated. The aggregate pro forma impact on the Company's revenue from operations, operating income and earnings per share is not material to the consolidated results of operations.


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

NOTE 11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                    Quarter
                                                          -------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        First      Second       Third       Fourth       Total
-----------------------------------------------------------------------------------------------------------------------
1999
REVENUE                                                     $99,346    $106,195     $108,527    $112,317    $426,385
OPERATING INCOME                                              5,488       7,703        7,857       7,008      28,056
NET INCOME                                                    2,469       4,264        4,219       3,449      14,401
NET INCOME PER SHARE:
     BASIC AND DILUTED                                         0.30        0.51         0.51        0.41        1.73

1998
Revenue                                                     $88,694     $95,640      $99,266     $99,478    $383,078
Operating income                                              4,089       6,778        6,735       4,975      22,577
Net income                                                    1,913       3,554        3,422       2,231      11,120
Net income per share:
     Basic and diluted                                         0.23        0.43         0.41        0.27        1.34

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. and subsidiary listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP

Winston-Salem, North Carolina
January 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by Item 10 of Form 10-K is incorporated by reference to the Company's proxy statement for the 2000 Annual Meeting of its Stockholders under the caption's "Election of Directors" and "Principal Stockholders - Section 16 Beneficial Ownership Reporting Compliance", reference to which is hereby made, and the information there is incorporated herein by reference.

The information concerning the Company's executive officers required by Item 10 of Form 10-K appears in Item 1 of this report under the heading "Executive Officers of the Company".


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 2000 Annual Meeting of its Stockholders under the caption "Executive Compensation", reference to which is hereby made, and the information there is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 2000 Annual Meeting of its Stockholders under the captions "Election of Directors" and "Principal Stockholders", reference to which is hereby made, and the information there is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 2000 Annual Meeting of its Stockholders under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation", reference to which is hereby made, and the information there is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following consolidated financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

         Consolidated Balance Sheets - December 31, 1999, and December 31, 1998

         Consolidated Statements of Operations - Years ended December 31, 1999,
              December 31, 1998, and December 31, 1997

         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1999, December 31, 1998, and December 31, 1997

         Consolidated Statements of Cash Flows - Years ended December 31, 1999,
              December 31, 1998, and December 31, 1997

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

(c)      Exhibits.  See Exhibit Index.

(d)      Financial Statement Schedules.


                                   SCHEDULE II
                         OLD DOMINION FREIGHT LINE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                          ----------------------------------------------------------
                                          ADDITIONS        AMOUNTS
                            BEGINNING      CHARGED         WRITTEN        ENDING
DESCRIPTION                  BALANCE      TO EXPENSE         OFF          BALANCE
------------------------------------------------------------------------------------
Year ended
December 31, 1997          $ 5,699,000     $2,852,000    $ 3,588,000    $ 4,963,000

Year ended
December 31, 1998          $ 4,963,000     $3,035,000    $ 2,296,000    $ 5,702,000

YEAR ENDED
DECEMBER 31, 1999          $ 5,702,000    $ 2,840,000    $ 2,047,000    $ 6,495,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OLD DOMINION FREIGHT LINE, INC.

Dated:  March 16, 2000                        By:  EARL E. CONGDON
                                                   ---------------
                                                   Earl E. Congdon
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature                  Position                           Date

EARL E. CONGDON            Chairman of the Board and              March 16, 2000
------------------          Chief Executive Officer
Earl E. Congdon

JOHN R. CONGDON            Vice Chairman of the Board             March 16, 2000
------------------          and Director
John R. Congdon

JOHN A. EBELING            Director                               March 16, 2000
------------------
John A. Ebeling

JOHN R. CONGDON, JR.       Director                               March 16, 2000
--------------------
John R. Congdon, Jr.

HAROLD G. HOAK             Director                               March 16, 2000
------------------
Harold G. Hoak

FRANZ F. HOLSCHER          Director                               March 16, 2000
------------------
Franz F. Holscher

DAVID S. CONGDON           President and Chief Operating Officer  March 16, 2000
------------------
David S. Congdon

J. WES FRYE                Senior Vice President - Finance        March 16, 2000
------------------          (Principal Financial Officer)
J. Wes Frye

JOHN P. BOOKER III         Vice President - Controller            March 16, 2000
------------------          (Principal Accounting Officer)
John P. Booker III

                                  EXHIBIT INDEX
                          TO ANNUAL REPORT ON FORM 10-K
                         OLD DOMINION FREIGHT LINE, INC.
                        FOR YEAR ENDED DECEMBER 31, 1999

Exhibit No.    Description
-----------    -----------------------------------------------------------------
3.1.1(a)       Articles of Incorporation (as amended and restated September 18,
               1991)

3.2(a)         Bylaws of Old Dominion Freight Line, Inc.

4.1(a)         Specimen certificate of Common Stock

4.4(b) Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.1(b) Form of note issued by Company pursuant to the Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.2(c) First Amendment to Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated February 2, 1996

4.4.3(d) Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 29, 1996

4.4.4(d) Third Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated June 15, 1996

4.4.5(f) Fourth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 22, 1997

4.4.6 Fifth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated January 14, 2000

4.5(d) Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(d) Forms of notes issued by Company pursuant to Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.6(g) Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(g) Forms of notes issued by Company pursuant to Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

10.1(a) Employment Agreement between Old Dominion Freight Line, Inc., and John A. Ebeling (as amended April 7, 1988)

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

10.4(a)        1991 Employee Stock Option Plan of Old Dominion Freight Line,
               Inc.

10.5(a) Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.9(a)        E & J Enterprises Trailer Lease Agreement, effective August 1,
               1991

10.9.1(e)      Extension of E & J Trailer Lease Agreement, effective August 1,
               1996

10.9.2(h)      Extension of E & J Trailer Lease Agreement, effective August 1,
               1999

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

(b) Incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

(c) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995

(d) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

(e) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996

(f) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

(g) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997

(h) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999