Form 10-Q
period 2000-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2000-05-10
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to _________.

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

     As of May 9, 2000, there were 8,312,840 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               QUARTER ENDED
                                                                   ---------------------------------------
                                                                      MARCH 31,             March 31,
                                                                         2000                  1999
(In thousands, except share data)                                    (UNAUDITED)           (Unaudited)
----------------------------------------------------------------------------------------------------------
Revenue from operations                                                    $ 112,799              $ 99,346

Operating expenses:
  Salaries, wages and benefits                                                67,744                60,878
  Purchased transportation                                                     4,750                 3,319
  Operating supplies and expenses                                             12,497                 8,011
  Depreciation and amortization                                                6,455                 6,314
  Building and office equipment rents                                          1,909                 1,854
  Operating taxes and licenses                                                 4,626                 4,426
  Insurance and claims                                                         2,770                 2,548
  Communications and utilities                                                 2,100                 1,925
  General supplies and expenses                                                4,206                 3,755
  Miscellaneous expenses                                                       1,019                   828
                                                                   -----------------     -----------------

    Total operating expenses                                                 108,076                93,858
                                                                   -----------------     -----------------

Operating income                                                               4,723                 5,488

Other deductions:
  Interest expense, net                                                          899                 1,261
  Other expense, net                                                              9                    245
                                                                   -----------------     -----------------

    Total other deductions                                                       908                 1,506
                                                                   -----------------     -----------------

Income before income taxes                                                     3,815                 3,982

Provision for income taxes                                                     1,488                 1,513
                                                                   -----------------     -----------------

Net income                                                                   $ 2,327               $ 2,469
                                                                   =================     =================


Basic and diluted earnings per share                                          $ 0.28                $ 0.30

Weighted average shares outstanding:
  Basic                                                                    8,312,840             8,312,196
  Diluted                                                                  8,316,555             8,315,057


The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,                December 31,
                                                                           2000                       1999
(In thousands, except share data)                                       (UNAUDITED)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  950                      $  781
  Customer receivables, less allowances of $6,561
      and $6,495, respectively                                                  58,291                      55,077
  Other receivables                                                                641                       1,067
  Tires on equipment                                                             6,144                       6,428
  Prepaid expenses                                                               6,720                      10,631
  Deferred income taxes                                                          2,270                       2,270
                                                                     ------------------        --------------------

      Total current assets                                                      75,016                      76,254

Property and equipment:
  Revenue equipment                                                            179,323                     178,301
  Land and structures                                                           67,149                      68,972
  Other equipment                                                               40,161                      31,557
  Leasehold improvements                                                         4,392                       4,381
                                                                     ------------------        --------------------

      Total property and equipment                                             291,025                     283,211

Less accumulated depreciation and amortization                               (122,011)                   (116,249)
                                                                     ------------------        --------------------

      Net property and equipment                                               169,014                     166,962

Other assets                                                                    14,691                      14,363
                                                                     ------------------        --------------------

      Total assets                                                           $ 258,721                    $ 257,579
                                                                     ==================        ====================


The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                                         MARCH 31,                December 31,
                                                                           2000                       1999
(In thousands, except share data)                                       (UNAUDITED)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 19,164                    $ 22,944
  Compensation and benefits                                                     12,446                      11,352
  Claims and insurance accruals                                                 12,364                      12,548
  Other accrued liabilities                                                      3,642                       2,927
  Income taxes payable                                                           1,202                          -
  Current maturities of long-term debt                                          24,083                      21,811
                                                                     ------------------        --------------------

      Total current liabilities                                                 72,901                      71,582

Long-term debt                                                                  40,731                      43,059
Other non-current liabilities                                                   10,926                      11,102
Deferred income taxes                                                           20,798                      20,798
                                                                     ------------------        --------------------

      Total long-term liabilities                                               72,455                      74,959

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,312,840 outstanding                                                831                         831
Capital in excess of par value                                                  23,907                      23,907
Retained earnings                                                               88,627                      86,300
                                                                     ------------------        --------------------

  Total stockholders' equity                                                   113,365                     111,038

Commitments and contingencies                                                        -                          -
                                                                     ------------------        --------------------

      Total liabilities and stockholders' equity                              $ 258,721                   $ 257,579
                                                                     ==================        ====================



The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     QUARTER ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                     2000               1999
(In thousands)                                                                   (UNAUDITED)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                            $ 2,327           $ 2,469
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                      6,455             6,314
       Deferred income taxes                                                                  -               756
       Loss (gain) on sale of property and equipment                                         11              (51)
       Changes in assets and liabilities:
         Customer and other receivables, net                                            (2,788)           (1,603)
         Tires on equipment                                                                 284               216
         Prepaid expenses and other assets                                                3,473             3,275
         Accounts payable                                                               (3,780)          (10,627)
         Compensation, benefits and other accrued liabilities                             1,809             5,946
         Claims and insurance accruals                                                    (453)               446
         Income taxes payable                                                             1,202               343
         Other liabilities                                                                   93               173
                                                                                ---------------    ---------------
             Net cash provided by operating activities                                    8,633             7,657
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                         -            (1,100)
  Purchase of property and equipment                                                    (8,467)           (2,035)
  Proceeds from sale of property and equipment                                               59               854
                                                                                ---------------    ---------------
             Net cash used in investing activities                                      (8,408)           (2,281)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                    -                 -
  Principal payments under long-term debt agreements                                    (2,431)           (3,062)
  Net proceeds (payments) on revolving line of credit                                     2,375           (2,310)
                                                                                ---------------    ---------------
             Net cash used in financing activities                                         (56)           (5,372)
                                                                                ---------------    ---------------
Increase in cash and cash equivalents                                                       169                 4
Cash and cash equivalents at beginning of period                                            781               659
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                               $  950            $  663
                                                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period

SUBSEQUENT EVENTS
None

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999


               EXPENSES AS A PERCENTAGE OF REVENUE FROM OPERATIONS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                              ------------------------------------------------
                                                                    2000                         1999
                                                              ------------------------------------------------
Revenue from operations                                                 100.0%                       100.0%
                                                              --------------------         -------------------

Operating expenses:
    Salaries, wages and benefits                                          60.1                         61.3
    Purchased transportation                                               4.2                          3.3
    Operating supplies and expenses                                       11.1                          8.1
    Depreciation and amortization                                          5.7                          6.3
    Building and office equipment rents                                    1.7                          1.9
    Operating taxes and licenses                                           4.1                          4.5
    Insurance and claims                                                   2.4                          2.6
    Communications and utilities                                           1.9                          1.9
    General supplies and expenses                                          3.7                          3.8
    Miscellaneous expenses                                                  .9                           .8
                                                              --------------------         -------------------

Total operating expenses                                                  95.8                         94.5
                                                              --------------------         -------------------

Operating income                                                           4.2                          5.5

Interest expense, net                                                       .8                          1.3
Other expense, net                                                           -                          0.2
                                                              --------------------         -------------------

Income before income taxes                                                 3.4                          4.0

Provision for income taxes                                                 1.3                          1.5
                                                              --------------------         -------------------

Net income                                                                2.1%                         2.5%
                                                              ====================         ===================

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net revenue for the first quarter of 2000 was $112,799,000, an increase of 13.5% from $99,346,000 for the first quarter of 1999. Less than truckload ("LTL") tonnage increased 6.9% from the prior-year quarter while total tonnage increased 2.3%. Throughout the quarter, the Company continued to implement its strategy to build market share in existing areas of operation, improve revenue yield, enhance operating efficiencies and pursue selected geographic expansion. Consistent with this strategy, on January 1, 2000, the Company implemented full state coverage for 16 states, primarily in the northeast, mid-Atlantic and southeast regions of the country, and announced its plans to expand full state coverage to a total of 22 states in 2000. To support this goal, the Company opened one new service center in the first quarter of 2000 and has opened three service centers to date in 2000. These new facilities will complement the Company's existing service center network in those states where full state coverage will be offered.

In addition to increases in freight volume, average LTL revenue per shipment increased 5.8% to $132.44 from $125.21. This increase was a result of an 8.4% increase in LTL revenue per hundredweight that was partially offset by a 2.3% decrease in LTL weight per shipment. In addition, the Company's average length of haul increased 2.3% to 857 miles from 838 miles, which generally increases both LTL revenue per hundredweight and LTL revenue per shipment.

LTL revenue per hundredweight for the quarter improved to $12.56 compared to $11.59 for the first quarter of 1999. This increase in revenue yield is primarily the result of the Company's focus on improving pricing, specifically on unprofitable or marginal business. Net revenue and revenue yield also improved as a result of a fuel surcharge that was assessed during the quarter to partially offset the rising cost of fuel. The fuel surcharge accounted for approximately 2.6% of net revenue for the first quarter of 2000.

Revenue growth in the first quarter was also impacted by the harsh winter weather experienced early in the quarter, which affected approximately 68% of the Company's markets. The Company estimates that the conditions created by snow and ice during January and February resulted in the loss of approximately $2,000,000 in revenue for the quarter.

The operating ratio, operating expenses as a percentage of revenue, increased to 95.8% in the first quarter of 2000 from 94.5%. This increase in the Company's operating costs were primarily a result of three factors. First, severe winter weather hampered operating efficiencies and productivity in the Northeast, Mid-Atlantic, South and Midwest regions of the Company for an extended period of time. The Company attempted to maintain its highest levels of service during this period, despite the disruptions in shipment patterns, difficult driving conditions and additional maintenance costs, which resulted in higher operating costs as a percent of revenue.

Second, the Company opened a 247-door breakbulk facility in Morristown, Tennessee on January 17th and incurred certain start-up and training costs that accompanied the reconfiguration of the Company's linehaul operations. While these short-term costs effected the first quarter of 2000, the Company has improved its service and operating capabilities significantly, which should result in improved efficiencies and productivity in future periods.

Third, the dramatic increase in petroleum products compared to the first quarter of 1999 resulted in an increase in operating supplies and expenses as a percent of revenue to 11.1% from 8.1%. While the Company implemented a fuel surcharge to offset these costs, the rising price of petroleum products outpaced the additional fuel surcharge revenue for much of the quarter.

Purchased transportation increased to 4.2% of revenue from 3.3% for the quarter. This increase was a result of the Company utilizing more purchased linehaul services and cartage agents in lieu of Company equipment and personnel as reflected in the decrease in salaries, wages and benefits to 60.1% of revenue from 61.3% for the first quarter of 1999. Use of purchased linehaul services was primarily a result of an imbalance in transcontinental traffic patterns experienced during the quarter. The increase in cartage expense was a result of the initial startup of full state coverage in 16 states and expanded coverage to certain remote locations. As market share builds in these areas, Company personnel and equipment will replace these outside expenditures.

For the quarter, the Company experienced favorable cost trends in many areas, particularly depreciation and amortization, which decreased to 5.7% of revenue from 6.3%, and operating taxes and licenses, which decreased to 4.1% of revenue from 4.5% for the first quarter of 1999. These improvements are the result of increases in asset utilization as reflected in the improvement in revenue per intercity mile to $3.32 from $3.19 for the first quarter of 1999.

Net interest expense decreased to .8% of revenue from 1.3% for the prior-year period. This decrease was a result of a lower average level of debt outstanding during the quarter compared to the first quarter of 1999 and the capitalization of certain interest costs relating to construction projects.

Net income for the first quarter of 2000 was $2,327,000, a 5.8% decrease from $2,469,000 for the prior-year period. The effective tax rate was 39% and 38.0% for the first quarters of 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Continued investment in property and equipment has resulted from expansion in the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth. In order to support these requirements, the Company incurred net capital expenditures of $8,408,000 during the first quarter of 2000. Cash flows generated internally were sufficient to fund the required capital expenditures for the quarter. At March 31, 2000, long-term debt including current maturities decreased to $64,814,000 from $64,870,000 at December 31, 1999.

The Company estimates net capital expenditures to be approximately $64,000,000 to $68,000,000 for the year ending December 31, 2000. Of that, approximately $27,000,000 is allocated for purchases of larger replacement service centers or expansion of existing service centers, $29,000,000 is allocated for purchases of revenue equipment, $6,000,000 is allocated for enhancements to information systems and the remaining balance is allocated for purchases of other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

During 1999 and early 2000, the Company maintained a $32,500,000 uncollateralized credit facility that consisted of a $17,500,000 line of credit commitment and a $15,000,000 letter of credit commitment. Interest on the line of credit was charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings were outstanding. On January 14, 2000, the Company amended this credit facility to consist of a $22,000,000 line of credit commitment and a $12,500,000 letter of credit commitment under the same terms and conditions as the previous agreement. The applicable interest rate for the first quarter of 2000 was based upon LIBOR plus .60% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .25% was charged on the unused portion of the line of credit and letter of credit facility, and a fee of .60% to .75% was charged on outstanding letters of credit. At March 31, 2000, there were $13,950,000 outstanding borrowings on the line of credit and $11,385,000 outstanding on the letter of credit facility. Letters of credit are primarily issued as collateral for self-insured reserves for bodily injury, property damage and workers' compensation claims. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company has limited exposure to changes in interest rates from its long-term debt arrangements as approximately 78% of that debt has fixed interest rates. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. For the quarter ending March 31, 2000, the effect of inflation on the Company's results of operations was minimal.

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

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks. The Company believes it is in compliance with applicable environmental laws and regulations, including those relating to underground storage tanks, and does not believe that the cost of future compliance will have a material adverse effect on the Company's operations or financial condition.

FORWARD-LOOKING INFORMATION
Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment, service centers and other significant resources;
(5) the impact of regulatory bodies; (6) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's inability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; (8) the Company's ability to purchase, build or lease facilities suitable for its operations; and (9) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Liquidity and Capital Resources" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2000 Annual Meeting of Stockholders on April 24, 2000. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

                  Nominee                     For           Withheld
                  -------                     ---           --------
              Earl E. Congdon               6,182,034        42,100
              John R. Congdon               6,182,034        42,100
              John A. Ebeling               6,211,934        12,200
              Harold G. Hoak                6,211,934        12,200
              Franz F. Holscher             6,211,934        12,200
              David S. Congdon              6,211,934        12,200
              John R. Congdon, Jr.          6,211,934        12,200

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

              Exhibit No.           Description
              -----------           -----------
              27                    Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OLD DOMINION FREIGHT LINE, INC.


DATE:    May 9, 2000                      J. WES FRYE
         --------------------------       -----------
                                          J. Wes Frye
                                          Senior Vice President - Finance
                                          (Principal Financial Officer)



DATE:  May 9, 2000                        JOHN P. BOOKER III
       ----------------------------       ------------------
                                          John P. Booker III
                                          Vice President - Controller
                                          (Principal Accounting Officer)