Form 10-Q
period 2000-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2000-08-09
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     As of August 9, 2000, there were 8,312,840 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                OLD DOMINION FREIGHT LINE, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended                      Six Months Ended
                                                       ------------------------------    ---------------------------------------
                                                          June 30,       June 30,             June 30,            June 30,
                                                            2000           1999                 2000                1999
(In thousands, except share and per share data)         (Unaudited)     (Unaudited)         (Unaudited)         (Unaudited)
---------------------------------------------------------------------- --------------    ------------------- -------------------

Revenue from operations                                      $ 120,144      $ 106,195              $ 232,943           $ 205,541

Operating expenses:
  Salaries, wages and benefits                                 70,766         64,444                138,510              125,322
  Purchased transportation                                      4,905          3,327                  9,655                6,646
  Operating supplies and expenses                              11,555          8,570                 24,052               16,581
  Depreciation and amortization                                 6,635          6,303                 13,090               12,617
  Building and office equipment rents                           1,777          1,829                  3,686                3,683
  Operating taxes and licenses                                  4,778          4,478                  9,404                8,904
  Insurance and claims                                          3,112          2,398                  5,882                4,946
  Communications and utilities                                  2,141          1,783                  4,241                3,708
  General supplies and expenses                                 4,792          4,236                  8,998                7,991
  Miscellaneous expenses                                        1,068          1,124                  2,087                1,952
                                                       --------------- --------------    ------------------- -------------------

    Total operating expenses                                  111,529         98,492                219,605              192,350
                                                       --------------- --------------    ------------------- -------------------

Operating income                                                8,615          7,703                 13,338               13,191

Other deductions:
  Interest expense, net                                         1,033            829                  1,932                2,090
  Other expense (income), net                                      80            (4)                     89                  241
                                                       --------------- --------------    ------------------- -------------------

    Total other deductions                                      1,113            825                  2,021                2,331
                                                       --------------- --------------    ------------------- -------------------

Income before income taxes                                      7,502          6,878                 11,317               10,860

Provision for income taxes                                      2,926          2,614                  4,414                4,127
                                                       --------------- --------------    ------------------- -------------------

Net income                                                     $ 4,576        $ 4,264                $ 6,903             $ 6,733
                                                       =============== ==============    =================== ===================


Basic and diluted earnings per share:                           $ 0.55         $ 0.51                 $ 0.83              $ 0.81

Weighted average shares outstanding:
Basic                                                        8,312,840      8,312,196              8,312,840           8,312,196
Diluted                                                      8,313,228      8,315,254              8,314,891           8,315,156



The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           June 30,                 December 31,
                                                                            2000                       1999
(In thousands, except share data)                                        (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                     $  873                      $  781
  Customer receivables, less allowances of $5,942
     and $6,495, respectively                                                   58,485                      55,077
  Other receivables                                                                786                       1,067
  Tires on equipment                                                             6,169                       6,428
  Prepaid expenses                                                               6,032                      10,631
  Deferred income taxes                                                          2,270                       2,270
                                                                     ------------------        --------------------

   Total current assets                                                         74,615                      76,254

Property and equipment:
  Revenue equipment                                                            181,957                     178,301
  Land and structures                                                           69,653                      68,972
  Other equipment                                                               50,566                      31,557
  Leasehold improvements                                                         4,395                       4,381
                                                                     ------------------        --------------------

   Total property and equipment                                                306,571                     283,211

Less accumulated depreciation and amortization                               (124,511)                   (116,249)
                                                                     ------------------        --------------------

   Net property and equipment                                                  182,060                     166,962

Other assets                                                                    14,711                      14,363
                                                                     ------------------        --------------------

   Total assets                                                              $ 271,386                    $ 257,579
                                                                     ==================        ====================


The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                         June 30,                 December 31,
                                                                           2000                       1999
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 18,456                    $ 22,944
  Compensation and benefits                                                     13,928                      11,352
  Claims and insurance accruals                                                 13,465                      12,548
  Other accrued liabilities                                                      2,810                       2,927
  Income taxes payable                                                             609                          -
  Current maturities of long-term debt                                          10,018                      21,811
                                                                     ------------------        --------------------

      Total current liabilities                                                 59,286                      71,582

Long-term debt                                                                  61,809                      43,059
Other non-current liabilities                                                   11,552                      11,102
Deferred income taxes                                                           20,798                      20,798
                                                                     ------------------        --------------------

      Total long-term liabilities                                               94,159                      74,959

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,312,840 outstanding                                                831                         831
Capital in excess of par value                                                  23,907                      23,907
Retained earnings                                                               93,203                      86,300
                                                                     ------------------        --------------------

  Total stockholders' equity                                                   117,941                     111,038

Commitments and contingencies                                                        -                          -
                                                                     ------------------        --------------------

      Total liabilities and stockholders' equity                              $271,386                    $ 257,579
                                                                     ==================        ====================

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                     2000               1999
(In thousands)                                                                   (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $ 6,903           $  6,733
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                 13,090             12,617
       Deferred income taxes                                                                               756
       (Gain) loss on sale of property and equipment                                    (28)               149
       Changes in assets and liabilities:
         Customer and other receivables, net                                         (3,127)               380
         Tires on equipment                                                             259                155
         Prepaid expenses and other assets                                            4,037              4,471
         Accounts payable                                                            (4,488)            (6,034)
         Compensation, benefits and other accrued liabilities                         2,459              6,130
         Claims and insurance accruals                                                1,162                666
         Income taxes payable                                                           609               (257)
         Other liabilities                                                              205                404
                                                                                ---------------    ---------------
             Net cash provided by operating activities                               21,081             26,170
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                     -             (1,100)
  Purchase of property and equipment                                                (28,763)           (14,527)
  Proceeds from sale of property and equipment                                          817              1,894
                                                                                ---------------    ---------------
             Net cash used in investing activities                                  (27,946)           (13,733)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                            1,626                 -
  Principal payments under long-term debt agreements                                 (6,494)            (4,766)
  Net proceeds (payments) on revolving line of credit                                11,825             (7,685)
                                                                                ---------------    ---------------
             Net cash used in financing activities                                    6,957            (12,451)
                                                                                ---------------    ---------------
Increase (decrease) in cash and cash equivalents                                         92                (14)
Cash and cash equivalents at beginning of period                                        781                659
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                           $  873             $  645
                                                                                ===============    ===============



The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the quarter ended June 30, 2000, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 1999 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period

SUBSEQUENT EVENTS
None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months and Six Months Ended June 30, 2000, Compared to the Three Months and Six Months Ended June 30, 1999


                                          Expenses as a Percentage of Revenue from Operations


                                                           Three Months Ended                        Six Months Ended
                                                                June 30,                                 June 30,
                                                    ---------------------------------        ----------------------------------
                                                         2000               1999                   2000               1999
                                                    --------------     --------------        ---------------     --------------

Revenue from operations                                    100.0%             100.0%                 100.0%             100.0%
                                                    --------------     --------------        ---------------     --------------

Operating expenses:
    Salaries, wages and benefits                             58.9               60.7                   59.5               61.0
    Purchased transportation                                  4.1                3.1                    4.1                3.2
    Operating supplies and expenses                           9.6                8.1                   10.3                8.1
    Depreciation and amortization                             5.5                5.9                    5.6                6.1
    Building and office equipment rents                       1.5                1.7                    1.6                1.8
    Operating taxes and licenses                              4.0                4.2                    4.0                4.3
    Insurance and claims                                      2.6                2.3                    2.5                2.4
    Communications and utilities                              1.8                1.7                    1.8                1.8
    General supplies and expenses                             4.0                4.0                    3.9                3.9
    Miscellaneous expenses                                     .8                1.0                    1.0                1.0
                                                    --------------     --------------        ---------------     --------------

Total operating expenses                                     92.8               92.7                   94.3               93.6
                                                    --------------     --------------        ---------------     --------------

Operating income                                              7.2                7.3                    5.7                6.4

Interest expense, net                                          .9                 .8                     .8                1.0
Other expense, net                                             .1                  -                      -                0.1
                                                    --------------     --------------        ---------------     --------------

Income before income taxes                                    6.2                6.5                    4.9                5.3

Provision for income taxes                                    2.4                2.5                    1.9                2.0
                                                    --------------     --------------        ---------------     --------------

Net income                                                   3.8%               4.0%                   3.0%               3.3%
                                                    ==============     ==============        ===============     ==============

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net revenue for the second quarter of 2000 was $120,144,000, an increase of 13.1% from $106,195,000 for the second quarter of 1999. Less-than-truckload ("LTL") tonnage increased 4.9% from the prior-year quarter while total tonnage increased 3.0%. Both LTL shipments and total shipments increased 5.4%. These increases in freight volumes were a result of the Company's consistent focus on increasing market share in its existing areas of operation, a strategy that allows the Company to achieve its revenue growth objectives without significant additional investments in property and equipment, and also achieves operating synergies that improve profitability. As a component of that strategy, the Company expanded its full-state coverage east of the Mississippi River from 16 to 21 states with the addition of Illinois, Indiana, Ohio, Kentucky and West Virginia. The Company also experienced growth in its new guaranteed and expedited service product, Speed Service, which it initiated at the beginning of 2000. Speed Service is anticipated to grow significantly as more customers demand service sensitive and customized delivery services.

In addition to increases in freight volume, average LTL revenue per shipment increased 8.4% to $135.44 from $124.92. This increase was a result of an 8.9% increase in LTL revenue per hundredweight that was partially offset by a .6% decrease in LTL weight per shipment. In addition, the Company's average length of haul increased 4.1% to 872 miles from 838 miles, which generally increases both LTL revenue per hundredweight and LTL revenue per shipment.

The improvement in LTL revenue per hundredweight for the quarter to $12.71, compared to $11.67 for the second quarter of 1999, was a result of the Company's focus on improving pricing, specifically on unprofitable or marginal business, and the impact of a fuel surcharge, which was assessed during the quarter to offset the significantly higher cost of fuel during the quarter. The average price per gallon of diesel fuel increased 60.2% over the second quarter 1999. Other petroleum-related products, such as gasoline, oil, propane and lubricants, also incurred similar increases. Indirectly, the Company experienced increases in many other goods and services it purchases as a result of the increased transportation costs built into those products' prices. The fuel surcharge accounted for approximately 3.0% of net revenue for the second quarter of 2000, while there was no fuel surcharge for the comparable period of 1999.

The operating ratio (operating expenses as a percentage of revenue) increased to 92.8% in the second quarter of 2000 from 92.7%. This increase in the Company's operating costs, while modest, reflects the impact of increased purchased transportation to 4.1% of revenue from 3.1% for the prior-year quarter. This increase was a result of the Company's utilization of more purchased linehaul services and cartage agents in lieu of Company equipment and personnel as reflected in the decrease in salaries, wages and benefits to 58.9% of revenue from 60.7% for the second quarter of 1999. Use of purchased linehaul services was primarily a result of an imbalance in transcontinental traffic patterns experienced during the quarter. The initial startup of full-state coverage in 21 states and expanded coverage to certain remote locations has resulted in an increase in outsourcing of pickup and delivery services through agent partners. As market share builds in these areas, Company personnel and equipment will replace these outside expenditures.

The Company's strategy to grow existing markets resulted in improvements in asset utilization, which were reflected in decreases in certain fixed costs as a percent of revenue when compared to the prior-year quarter. Depreciation and amortization decreased to 5.5% of revenue from 5.9%, building and office equipment rents decreased to 1.5% from 1.7%, and operating taxes and licenses decreased to 4.0% from 4.2%.

Net interest expense increased slightly to .9% of revenue from .8% for the prior-year period. This increase was a result of higher outstanding debt during the second quarter of 2000, which was partially offset by the capitalization of certain interest costs relating to major construction projects to build or expand the capacity of service center facilities.

Net income for the second quarter of 2000 was $4,576,000, a 4.0% increase from $4,264,000 for the prior-year period. The effective tax rate was 39.0% and 38.0% for the second quarters of 2000 and 1999, respectively.

Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

Net revenue for the six months ended June 30, 2000, was $232,943,000, an increase of 13.3%, compared to $205,541,000 for the same period of 1999. LTL tonnage increased 5.8% due to a 7.3% increase in LTL shipments, which was partially offset by a 1.4% decrease in LTL weight per shipment. These increases in revenue and tonnage have been consistent with the Company's growth strategy to increase market share in its existing geographic area of operations and service center network. This growth strategy was complemented in the first half of 2000 with the implementation of full-state coverage in 21 states east of the Mississippi River. In addition, the Company added its new guaranteed and customized service product, Speed Service, in early 2000, which is expected to grow significantly as customers discover additional value in the time definite and customized service capabilities the Company offers.

Average revenue per LTL shipment for the first six months of 2000 increased 7.1% to $133.96 from $125.06 for the comparable period of 1999. This increase was due to a 8.7% increase in LTL revenue per hundredweight to $12.64 from $11.63 and a 1.4% decrease in LTL weight per shipment. The increase in LTL revenue per shipment includes the impact of a fuel surcharge, which was implemented to offset the high cost of fuel. For the first half of 2000, the Company's average price for a gallon of diesel fuel increased 79.0% over the average price paid in the first half of 1999. In addition, the Company also incurred direct increases in other petroleum-related products such as gasoline, oil, propane and lubricants. Indirectly, the rising cost of fuel increased prices of other products and services that the Company uses in its normal course of business. The fuel surcharge accounted for approximately 2.8% of revenue for the first half of 2000, while there was no fuel surcharge for the comparable period of 1999.

The operating ratio for the first half of 2000 was 94.3% compared with 93.6% for the first half of 1999. The increase in operating costs were primarily the result of the increased use of outside purchased transportation during the period and severe winter weather that hampered operating efficiencies and productivity in the first quarter.

The increase in purchased transportation was the result of two factors. First, the Company's implementation of full-state coverage for 21 states required the Company to serve certain remote locations where it was initially more economical to use outside pickup and delivery services through partner agents. As the Company builds these markets, the use of these agents will diminish and be replaced by Company labor and equipment. In the first half of 2000, these expenditures were 1.9% of revenue compared to 1.1% for the same period of 1999. To some extent, the use of outside agents caused Company salary, wages and benefits to decrease to 59.5% of revenue from 61.0% in the previous year period.

Second, the Company contracted for purchased linehaul services to offset an imbalance in transcontinental freight patterns during the first half of 2000. Purchased linehaul services increased to .29% of revenue from .05% for the prior-year period. Temporary imbalances in freight flows are common in the LTL industry, particularly for those carriers who are experiencing rapid growth in their markets.

By concentrating growth in existing markets, the Company was successful in improving its utilization of facilities and equipment. Depreciation and amortization decreased to 5.6% of revenue from 6.1%, building and office equipment rents decreased to 1.6% from 1.8%, and operating taxes and licenses decreased to 4.0% from 4.3%.

Net interest expense was .8% of revenue for the first six months of 2000 compared to 1.0% for the comparable period of 1999. This decrease was primarily due to the capitalization of $483,000 in interest costs relating to construction projects in the first half of 2000. The Company anticipates both its outstanding debt and related interest expense will increase in the remaining half of 2000 as it executes a significant portion of its capital budget for upgrades to its service centers and equipment fleet.

Net income was $6,903,000 for the six months ended June 30, 2000, an increase of 2.5%, compared to $6,733,000 for the same six-month period the previous year. The effective tax rate was 39.0% and 38.0% for the second quarters of 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Continued investment in property and equipment has resulted from expansion in the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth. In order to support these requirements, the Company incurred net capital expenditures of $19,538,000 during the second quarter of 2000. Cash flows generated internally funded 75.4% of the capital expenditures through the second quarter, the remainder of which was funded with additional borrowings. At June 30, 2000, long-term debt including current maturities increased to $71,827,000 from $64,870,000 at December 31, 1999.

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

During 1999 and early 2000, the Company maintained a $32,500,000 uncollateralized credit facility that consisted of a $17,500,000 line of credit commitment and a $15,000,000 standby letter of credit commitment. Interest on the line of credit was charged at rates that vary based upon a certain financial performance ratio and the stated period of time that the borrowings were outstanding. On January 14, 2000, the Company amended this credit facility to consist of a $22,000,000 line of credit commitment and a $12,500,000 standby letter of credit commitment under the same terms and conditions as the previous agreement. The applicable interest rate for the second quarter of 2000 under this amended agreement was based upon LIBOR plus .60% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .20% was charged on the unused portion of the line of credit and letter of credit facility and a fee of .60% to .75% was charged on outstanding letters of credit.

On May 30, 2000, the Company terminated its existing credit agreement and entered into a new three-year agreement, which provides for a $62,500,000 uncollateralized credit facility that consists of a $50,000,000 line of credit commitment and a $12,500,000 standby letter of credit commitment. Interest on the line of credit is charged at rates that vary based upon a fixed charge coverage ratio, which was LIBOR plus .70% for the portion of the second quarter this agreement was in effect. Fees, which also vary based upon the fixed charge coverage ratio, are charged on the outstanding standby letters of credit and the unused portion of the line of credit facility and were .70% and .20%, respectively, for the applicable portion of the second quarter. No fee is charged upon the unused portion of the standby letter of credit facility.

At June 30, 2000, there were $23,400,000 outstanding borrowings on the line of credit and $11,385,000 outstanding on the standby letter of credit facility. Letters of credit are primarily issued as collateral for self-insured reserves for bodily injury, property damage and workers' compensation claims. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company has limited exposure to changes in interest rates from its long-term debt arrangements as approximately 67.4% of that debt has fixed interest rates. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not currently using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. For the quarter ending June 30, 2000, the effect of inflation on the Company's results of operations was minimal.

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

FORWARD-LOOKING INFORMATION

Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment and other significant resources; (5) the impact of regulatory bodies; (6) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's inability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; (8) the Company's ability to purchase, build or lease facilities suitable for its operations; and (9) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption "Liquidity and Capital Resources" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        a)       Exhibits:

              Exhibit No.           Description
              -----------           -----------
              4.7.1 Credit Agreement between First Union National Bank and Old Dominion Freight Line, Inc., dated May 31, 2000

               27                  Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OLD DOMINION FREIGHT LINE, INC.


DATE:    AUGUST 9, 2000                            J. WES FRYE
         -----------------------------------       -----------
                                                   J. Wes Frye
                                                   Senior Vice President
                                                   - Finance
                                                   (Principal Financial Officer)



DATE:    AUGUST 9, 2000                           JOHN P. BOOKER III
         -----------------------------------      ------------------
                                                  John P. Booker III
                                                  Vice President - Controller
                                                  (Principal Accounting Officer)