Form 10-Q
period 2000-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2000-11-14
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from _________________ to _________.


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

                           Yes  X                       No
                               ---                          ---

     As of November 9, 2000, there were 8,312,840 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended                     Nine Months Ended
                                                       ------------------------------    ---------------------------------------
                                                         Sept. 30,       Sept. 30,           Sept. 30,           Sept. 30,
                                                            2000           1999                 2000                1999
(In thousands, except share and per share data)         (Unaudited)     (Unaudited)         (Unaudited)         (Unaudited)
---------------------------------------------------------------------- --------------    ------------------- -------------------

Revenue from operations                                     $ 122,385      $ 108,527               $355,328             $314,068

Operating expenses:
  Salaries, wages and benefits                                 72,048         65,247                210,558              190,569
  Purchased transportation                                      4,989          3,677                 14,644               10,323
  Operating supplies and expenses                              13,070          9,479                 37,122               26,060
  Depreciation and amortization                                 6,936          6,317                 20,026               18,934
  Building and office equipment rents                           1,777          1,790                  5,463                5,473
  Operating taxes and licenses                                  4,725          4,387                 14,129               13,291
  Insurance and claims                                          3,134          2,796                  9,016                7,742
  Communications and utilities                                  2,199          1,774                  6,440                5,482
  General supplies and expenses                                 4,660          4,044                 13,658               12,035
  Miscellaneous expenses                                          587          1,159                  2,674                3,111
                                                       --------------- --------------    ------------------- -------------------

    Total operating expenses                                  114,125        100,670                333,730              293,020
                                                       --------------- --------------    ------------------- -------------------

Operating income                                                8,260          7,857                 21,598               21,048

Other deductions:
  Interest expense, net                                         1,273          1,087                  3,205                3,177
  Other (income) expense, net                                    (50)           (35)                     39                  206
                                                       --------------- --------------    ------------------- -------------------

    Total other deductions                                      1,223          1,052                  3,244                3,383
                                                       --------------- --------------    ------------------- -------------------

Income before income taxes                                      7,037          6,805                 18,354               17,665

Provision for income taxes                                      2,744          2,586                  7,158                6,713
                                                       --------------- --------------    ------------------- -------------------

Net income                                                    $ 4,293        $ 4,219               $ 11,196             $ 10,952
                                                       =============== ==============    =================== ===================


Basic and diluted earnings per share:                          $ 0.52         $ 0.51                 $ 1.35               $ 1.32

Weighted average shares outstanding:
Basic                                                       8,312,840      8,312,595              8,312,840            8,312,329
Diluted                                                     8,312,840      8,318,491              8,314,207            8,316,268



The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,              December 31,
                                                                           2000                       1999
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                     $  871                      $  781
  Customer receivables, less allowances of $5,863
     and $6,495, respectively                                                   61,359                      55,077
  Other receivables                                                                678                       1,067
  Tires on equipment                                                             6,532                       6,428
  Prepaid expenses                                                               6,345                      10,631
  Deferred income taxes                                                          2,270                       2,270
                                                                     ------------------        --------------------

   Total current assets                                                         78,055                      76,254

Property and equipment:
  Revenue equipment                                                            198,416                     178,301
  Land and structures                                                           85,816                      68,972
  Other equipment                                                               36,840                      31,557
  Leasehold improvements                                                         4,432                       4,381
                                                                     ------------------        --------------------

   Total property and equipment                                                325,504                     283,211

Less accumulated depreciation and amortization                               (126,715)                   (116,249)
                                                                     ------------------        --------------------

   Net property and equipment                                                  198,789                     166,962

Other assets                                                                    15,122                      14,363
                                                                     ------------------        --------------------

   Total assets                                                              $ 291,966                   $ 257,579
                                                                     ==================        ====================




The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                       September 30,              December 31,
                                                                           2000                       1999
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 19,993                    $ 22,944
  Compensation and benefits                                                     13,904                      11,352
  Claims and insurance accruals                                                 14,483                      12,548
  Other accrued liabilities                                                      3,785                       2,927
  Income taxes payable                                                              66                          -
  Current maturities of long-term debt                                           9,510                      21,811
                                                                     ------------------        --------------------

      Total current liabilities                                                 61,741                      71,582

Long-term debt                                                                  75,677                      43,059
Other non-current liabilities                                                   11,516                      11,102
Deferred income taxes                                                           20,798                      20,798
                                                                     ------------------        --------------------

      Total long-term liabilities                                              107,991                      74,959

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,312,840 outstanding                                                831                         831
Capital in excess of par value                                                  23,907                      23,907
Retained earnings                                                               97,496                      86,300
                                                                     ------------------        --------------------

  Total stockholders' equity                                                   122,234                     111,038

Commitments and contingencies                                                        -                          -
                                                                     ------------------        --------------------

      Total liabilities and stockholders' equity                              $291,966                   $ 257,579
                                                                     ==================        ====================





The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended Sept. 30,
                                                                                ----------------------------------
                                                                                     2000               1999
(In thousands)                                                                   (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                                          $ 11,196          $  10,952
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                    20,026             18,934
       Deferred income taxes                                                                 -                756
       (Gain) loss on sale of property and equipment                                     (112)                237
       Changes in assets and liabilities:
         Customer and other receivables, net                                           (5,893)            (4,819)
         Tires on equipment                                                              (104)               (27)
         Prepaid expenses and other assets                                               3,209              3,884
         Accounts payable                                                              (2,952)            (5,512)
         Compensation, benefits and other accrued liabilities                            3,410              6,621
         Claims and insurance accruals                                                   2,048              1,241
         Income taxes payable                                                               66                 30
         Other liabilities                                                                 302                544
                                                                                ---------------    ---------------
             Net cash provided by operating activities                                  31,196             32,841
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                        -            (1,100)
  Purchase of property and equipment                                                  (52,734)           (25,885)
  Proceeds from sale of property and equipment                                           1,311              2,774
                                                                                ---------------    ---------------
             Net cash used in investing activities                                    (51,423)           (24,211)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                              1,626                  -
  Principal payments under long-term debt agreements                                   (7,384)            (6,536)
  Net proceeds (payments) on revolving line of credit                                  26,075             (2,135)
                                                                                ---------------    ---------------
             Net cash used in financing activities                                     20,317             (8,671)
                                                                                ---------------    ---------------
Increase (decrease) in cash and cash equivalents                                           90                (41)
Cash and cash equivalents at beginning of period                                          781                659
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                             $  871            $   618
                                                                                ===============    ===============





The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Old Dominion Freight Line, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

SUBSEQUENT EVENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months and Nine Months Ended September 30 2000, Compared to the Three Months and Nine Months Ended September 30, 1999


               Expenses as a Percentage of Revenue from Operations


                                                           Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                    ---------------------------------        ----------------------------------
                                                        2000               1999                   2000               1999
                                                    --------------     --------------        ---------------     --------------


Revenue from operations                                    100.0%             100.0%                 100.0%             100.0%
                                                    --------------     --------------        ---------------     --------------

Operating expenses:
    Salaries, wages and benefits                             58.9               60.1                   59.3               60.7
    Purchased transportation                                  4.1                3.4                    4.1                3.3
    Operating supplies and expenses                          10.7                8.7                   10.5                8.3
    Depreciation and amortization                             5.7                5.8                    5.6                6.0
    Building and office equipment rents                       1.4                1.7                    1.5                1.8
    Operating taxes and licenses                              3.8                4.1                    4.0                4.2
    Insurance and claims                                      2.6                2.6                    2.5                2.5
    Communications and utilities                              1.8                1.6                    1.8                1.7
    General supplies and expenses                             3.8                3.7                    3.8                3.8
    Miscellaneous expenses                                     .5                1.1                     .8                1.0
                                                    --------------     --------------        ---------------     --------------

Total operating expenses                                     93.3               92.8                   93.9               93.3
                                                    --------------     --------------        ---------------     --------------

Operating income                                              6.7                7.2                    6.1                6.7

Interest expense, net                                         1.0                1.0                     .9                1.0
Other expense, net                                              -                (.1)                     -                0.1
                                                    --------------     --------------        ---------------     --------------

Income before income taxes                                    5.7                6.3                    5.2                5.6

Provision for income taxes                                    2.2                2.4                    2.0                2.1
                                                    --------------     --------------        ---------------     --------------

Net income                                                   3.5%               3.9%                   3.2%               3.5%
                                                    ==============     ==============        ===============     ==============



                                       7

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net revenue for the third quarter 2000 was $122,385,000, an increase of 12.8% from $108,527,000 for the third quarter 1999. This growth in revenue for the third quarter was consistent with the Company's objective to increase revenue 10% to 15% for the year and was primarily a result of three major factors: 1) the Company's consistent focus on increasing market share in its existing areas of operation; 2) improvements in products and pricing; and 3) the impact of a fuel surcharge.

The Company's strategy to improve market share and freight density within existing lanes of service is designed to produce revenue growth objectives with minimal capital investment and improved asset utilization. In early 2000, the Company expanded its service products to provide full-state coverage to 21 states east of the Mississippi. Only one new service center, Charleston, West Virginia, was opened in order to provide this additional service enhancement. In addition to this expansion, the Company opened a new service center in Oklahoma City, Oklahoma, on November 1, 2000. While the Company serves the six surrounding states, this opening will improve regional and inter-regional service capabilities and expands the Company's physical presence into its 35th state of operations.

On September 1, 2000, the Company implemented a general increase on its public tariffs, which comprise approximately 50% of its net revenue. Pricing on the remaining revenue base is generally renegotiated as those private contracts expire. The Company has ongoing processes to identify marginal or unprofitable business through its freight costing systems and works with its customers to improve those rates that cannot be rationalized. The Company has also experienced growth in its new guaranteed and expedited service product, Speed Service, which it initiated at the beginning of 2000. Speed Service is anticipated to grow significantly as more customers demand service sensitive and customized delivery services.

In response to the rising costs of petroleum products, particularly diesel fuel, the Company implemented a fuel surcharge on its tariffs in August 1999. Generally, this surcharge is designed to offset the cost of fuel above a base price and increases as fuel increases over the base. The fuel surcharge accounted for approximately 3.6% of net revenue for the third quarter 2000 while accounting for approximately .4% of revenue for the third quarter 1999.

For the quarter, less-than-truckload ("LTL") shipments increased 4.1% over the prior year comparable quarter and LTL revenue per LTL shipment increased 7.0% to $136.61 from $127.67 for the third quarter 1999. The increase in revenue per shipment was a result of an 8.6% increase in LTL revenue per LTL hundredweight to $12.83 from $11.81 and a 1.5% decrease in LTL weight per shipment to 1,065 lbs. from 1,081 lbs. In addition, the Company's average length of haul increased 3.4% to 873 miles from 844 miles, which generally increases both LTL revenue per hundredweight and LTL revenue per shipment.

The operating ratio (operating expenses as a percentage of revenue) increased to 93.3% in the third quarter of 2000 from 92.8% in the third quarter 1999. This increase in the Company's operating costs reflects the impact of increased purchased transportation expenses to 4.1% of revenue from 3.4% for the prior-year quarter. Cartage expense, or outsourced pickup and delivery services, increased to 1.9% of revenue from 1.3% as a result of two factors. First, the implementation of full-state coverage in 21 states requires the Company to service certain remote locations that occasionally can be serviced more cost effectively by agent partners who have more operating density in those areas. As market share builds, Company personnel and equipment will replace these expenditures. Second, growth in certain markets has exceeded the Company's operating capacity and outsourcing of pickup and delivery services are used to ensure service standards are maintained during the peak shipping periods common to the third quarter of each year. The Company is addressing these situations by either constructing new facilities or leasing larger facilities to accommodate this growth. For 2000, the Company has budgeted approximately $27,000,000 to be used to construct or expand service center facilities.

The Company's strategy to grow existing markets has resulted in improvements in asset utilization, which were reflected in decreases in certain fixed costs as a percent of revenue when compared to the prior-year quarter. Building and office equipment rents decreased to 1.4% from 1.7%, operating taxes and licenses decreased to 3.8% from 4.1% and depreciation and amortization decreased to 5.7% of revenue from 5.8%

Net interest expense remained constant at 1.0% for both comparable periods. While outstanding debt increased $23,269,000 from the end of the third quarter 1999, a significant portion of the resulting increased interest costs in the third quarter 2000 were capitalized as those borrowings funded construction projects to expand the capacity of service center facilities.

Net income for the third quarter 2000 was $4,293,000, a 3.9% increase from $4,219,000 for the prior-year period. The effective tax rate was 39.0% and 38.0% for the third quarters of 2000 and 1999, respectively.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

Net revenue for the nine months ended September 30, 2000, was $355,328,000, an increase of 13.1%, compared to $314,068,000 for the same period of 1999. LTL tonnage increased 4.6% due to a 6.2% increase in LTL shipments, which was partially offset by a 1.4% decrease in LTL weight per shipment. These increases in revenue and tonnage have been consistent with the Company's growth strategy to increase market share in its existing geographic area of operations and service center network. This growth strategy was complemented in 2000 with the implementation of full-state coverage in 21 states east of the Mississippi River. In addition, the Company added its new guaranteed and customized service product, Speed Service, in early 2000, which is expected to grow significantly as customers discover additional value in the time definite and customized service capabilities the Company offers.

Average revenue per LTL shipment for the first nine months of 2000 increased 7.1% to $134.85 from $125.96 for the comparable period of 1999. This increase was due to a 8.6% increase in LTL revenue per hundredweight to $12.70 from $11.69 and a 1.4% decrease in LTL weight per shipment. The increase in LTL revenue per shipment includes the impact of a fuel surcharge, which was implemented to offset the high cost of fuel. For the first nine months of 2000, the Company's average price for a gallon of diesel fuel increased approximately 68% over the average price paid in the first nine months of 1999. In addition, the Company also incurred direct increases in other petroleum-related products such as gasoline, oil, propane and lubricants. Indirectly, the rising cost of fuel increased prices of other products and services that the Company uses in its normal course of business. The fuel surcharge accounted for approximately 3.1% of revenue for the first half of 2000, while accounting for approximately
 .1% for the comparable period of 1999.

The operating ratio for the first nine months of 2000 was 93.9% compared with 93.3% for the first nine months of 1999. The increase in operating costs were primarily the result of the increased use of outside purchased transportation during the period and severe winter weather that hampered operating efficiencies and productivity in the first quarter 2000.

The increase in purchased transportation was a result an increase in cartage expense, which is the outsourcing of pickup and delivery services. Cartage expense through the third quarter of 2000 increased to 1.9% of revenue from 1.2% for the prior-year period and occurred primarily due to two factors.

First, the Company's implementation of full-state coverage for 21 states in early 2000 required the Company to serve certain remote locations where it was initially more economical to use outside pickup and delivery services through partner agents. As the Company builds these markets, the use of these agents will diminish and be replaced by Company labor and equipment.

Second, rapid growth in certain markets has exceeded capacity and the Company has used cartage agents to supplement its operations until larger service center facilities could be constructed or leased. The 2000 capital budget includes approximately $27,000,000 for the purchase or expansion of service center facilities to improve the Company's operating infrastructure, service products and operating efficiencies. To some extent, the use of outside agents caused Company salary, wages and benefits to decrease to 59.3% of revenue from 60.7%.

By concentrating growth in existing markets, the Company was successful in improving its utilization of facilities and equipment. Depreciation and amortization decreased to 5.6% of revenue from 6.0%, building and office equipment rents decreased to 1.5% from 1.8%, and operating taxes and licenses decreased to 4.0% from 4.2%.

Net interest expense was .9% of revenue for the first nine months of 2000 compared to 1.0% for the comparable period of 1999. This slight decrease was primarily due to the capitalization of $663,000 in interest costs relating to construction projects in the first nine months of 2000.

Net income was $11,196,000 for the nine months ended September 30, 2000, an increase of 2.2%, compared to $10,952,000 for the same nine-month period the previous year. The effective tax rate was 39.0% and 38.0% for the third quarters of 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Continued investment in property and equipment has resulted from expansion in the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth. In order to support these requirements, the Company has incurred net capital expenditures of $51,423,000 for the first nine months of 2000. Cash flows generated internally funded 60.7% of these capital expenditures through the third quarter, the remainder of which was funded with additional borrowings. At September 30, 2000, long-term debt including current maturities increased to $85,187,000 from $64,870,000 at December 31, 1999.

The Company estimates net capital expenditures to be approximately $64,000,000 to $68,000,000 for the year ending December 31, 2000. Of that, approximately $27,000,000 is allocated for purchases of real estate, $29,000,000 is allocated for purchases of revenue equipment, $6,000,000 is allocated for enhancements to information systems and the remaining balance is allocated for purchases of other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

During 1999 and early 2000, the Company maintained a $32,500,000 uncollateralized credit facility that consisted of a $17,500,000 line of credit commitment and a $15,000,000 standby letter of credit commitment. Interest on the line of credit was charged at rates that varied based upon a certain financial performance ratio and the stated period of time that the borrowings were outstanding. On January 14, 2000, the Company amended this credit facility to consist of a $22,000,000 line of credit commitment and a $12,500,000 standby letter of credit commitment under the same terms and conditions as the previous agreement. The applicable interest rate for the second quarter of 2000 under this amended agreement was based upon LIBOR plus .60% for periods of 30-180 days and prime minus 1% for periods less than 30 days. A fee of .20% was charged on the unused portion of the line of credit and letter of credit facility and a fee of .60% to .75% was charged on outstanding letters of credit.

On May 30, 2000, the Company terminated its existing credit agreement and entered into a new three-year agreement, which provides for a $62,500,000 uncollateralized credit facility that consists of a $50,000,000 line of credit commitment and a $12,500,000 standby letter of credit commitment. Interest on the line of credit is charged at rates that vary based upon a fixed charge coverage ratio, which was LIBOR plus .70% for the third quarter 2000. Fees, which also vary based upon the fixed charge coverage ratio, are charged on the unused portion of the line of credit facility and outstanding standby letters of credit. During the third quarter 2000, a fee of .20% was charged on the unused portion of the line of credit and fees ranging between .60% to .75% were charged on outstanding letters of credit. No fee is charged for the unused portion of the standby letter of credit facility.

At September 30, 2000, there were $37,650,000 outstanding borrowings on the line of credit and $7,885,000 outstanding on the standby letter of credit facility. Letters of credit are primarily issued as collateral for self-insured reserves for bodily injury, property damage and workers' compensation claims. The Company believes that it has sufficient credit lines and capacity to meet seasonal and long-term financial needs.

The Company's exposure to changes in interest rates is limited to its outstanding balance of its credit facility, which represents 44.2% of its total long-term debt. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not currently using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. For the quarter ending September 30, 2000, the effect of inflation on the Company's results of operations was minimal.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits:

              Exhibit No.           Description
              -----------           -----------

              27                    Financial Data Schedule

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OLD DOMINION FREIGHT LINE, INC.


DATE: NOVEMBER 9, 2000                      J. WES FRYE
      -------------------------------       -----------
                                            J. Wes Frye
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)



DATE: NOVEMBER 9, 2000                      JOHN P. BOOKER III
      -------------------------------       ------------------
                                            John P. Booker III
                                            Vice President - Controller
                                            (Principal Accounting Officer)