Form 10-K
period 2000-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2001-03-16
CIK 878927

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 12, 2001, was $12,807,047.

As of March 15, 2001, the registrant had 8,312,840 outstanding shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

General

Old Dominion Freight Line, Inc. ("Old Dominion", the "Company" or the "Registrant", as appropriate for this report) is an inter-regional and multi-regional motor carrier transporting primarily less-than-truckload ("LTL") shipments of general commodities, including consumer goods, textiles and capital goods to a diversified customer base. LTL shipments are defined as shipments weighing less than 10,000 pounds. In 2000, 97.4% of the Company's shipments and 89.4% of the Company's operating revenue were generated from LTL shipments. The Company serves regional markets in the Southeast, South Central, Northeast, Midwest and West regions of the country. Old Dominion connects these geographic regions with high quality inter-regional service. The Company has also developed strategic partnerships with foreign-based motor carriers, particularly in Canada and Mexico, to provide its customers with service to destinations outside the United States.

Old Dominion transports shipping containers between several port cities and inland points, primarily in its core southeastern service area. For the year ended December 31, 2000, container services accounted for 2.4% of the Company's operating revenue. Old Dominion also provides assembly and distribution services primarily to its retail customers.

Old Dominion's operating strategy is to provide high quality and timely service, including time definite and expedited delivery services, at competitive prices, while maintaining low operating costs. Along key inter-regional lanes, Old Dominion maintains published service standards that generally provide for delivery time schedules that are faster than those of its principal national competitors, in part, because of its more efficient service center network and use of team drivers. The Company's service standards generally provide for delivery times of between two and three days along key inter-regional lanes between 500 and 1,500 miles. The Company also provides for one or two-day delivery along regional lanes of less than 500 miles, which Old Dominion believes is highly competitive.

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

The LTL Industry

LTL companies are generally categorized as regional, inter-regional or national motor carriers based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as inter-regional carriers. National carriers generally have average lengths of haul that exceed 1,000 miles. For the year ended December 31, 2000, Old Dominion had an average length of haul of 869 miles.

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

Revenue Equipment and Maintenance

At December 31, 2000, the Company operated 2,387 tractors. The Company generally uses new tractors in linehaul operations for approximately three to five years and then transfers those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of Company service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2000, the Company operated a fleet of 9,596 trailers. As the Company has expanded and its needs for equipment have increased, the Company has purchased new trailers as well as trailers meeting its specifications from other trucking companies that have ceased operations. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing the trailer fleet's average age; however, the Company believes the age of its trailer fleet compares favorably with its competitors.

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

The table below reflects, as of December 31, 2000, the average age of Old Dominion's revenue equipment:

Type of Equipment                               Number
(Categorized by Primary Use)                  of Units           Average Age
----------------------------                  --------           -----------

Linehaul tractors                                1,731             2.8 years
Pickup and delivery tractors                       656             7.6 years
Pickup and delivery trucks                          26             5.4 years
Linehaul trailers                                7,756             7.3 years
Pickup and delivery trailers                     1,840            11.9 years

The Company currently has major maintenance operations at its service centers in Atlanta, Georgia; Dallas, Texas; Chicago and Des Plaines, Illinois; Harrisburg, Pennsylvania; Jersey City, New Jersey; Morristown and Memphis, Tennessee; Los Angeles and Rialto, California; Columbus, Ohio; Greensboro, North Carolina; and Greenville, South Carolina. In addition, four other service center locations are equipped to perform routine and preventive maintenance checks and repairs on the Company's equipment.

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

The table below sets forth the Company's capital expenditures for certain revenue equipment during 2000, 1999 and 1998:

Year       Service Centers            Tractors             Trailers              Total
----       ---------------            --------             --------              -----
2000        $ 21,189,000               $ 21,546,000          $ 9,291,000         $ 52,026,000
1999        $ 17,015,000                 $7,886,000           $4,360,000         $ 29,261,000
1998        $ 12,115,000                $21,400,000          $15,165,000         $ 48,680,000

Service Center Operations

At December 31, 2000, Old Dominion conducted operations through 105 service center locations, of which it owns 38 and leases 67. The Company operates major breakbulk facilities in Atlanta, Georgia; Greensboro, North Carolina; Harrisburg, Pennsylvania; Indianapolis, Indiana; Morristown, Tennessee; and Rialto, California, while using some smaller service centers for limited breakbulk activity. Old Dominion's service centers are strategically located to permit the Company to provide the highest quality service and minimize freight rehandling costs.

Each service center is responsible for the pickup and delivery of freight for its own service area. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Each service center loads the freight by destination the day it is picked up. Management reviews the productivity and service performance of each service center on a daily basis in order to ensure quality service.

The Company also has established primary responsibility for customer service at the local level. Service center employees trace freight movements using the Company's automated tracing system, which provides for immediate response to customer requests for delivery information. Customers may also trace shipments, obtain copies of documents and initiate other inquires on the Company's website. While the Company maintains primary accountability for customer service at the local service center, the Company has established a customer service function at the corporate offices to offer additional customer support.

The Company plans to expand capacity at existing service centers as well as expand the number of service centers geographically as opportunities arise that provide for profitable growth and fit the needs of its customers.

Linehaul Transportation

The Company's Linehaul Transportation Department is responsible for directing the movement of freight among the Company's service centers. Linehaul dispatchers control the movement of freight among service centers through real-time, integrated freight movement systems. The Company also utilizes load-planning software to optimize efficiencies in its linehaul operations. Senior management continuously monitors freight movements, transit times, load factors and other productivity measurements to ensure the Company maintains its highest levels of service and efficiency

The Company uses scheduled dispatches, and schedules additional dispatches as necessary, to meet its published service standards. The Company uses twin trailers exclusively in its linehaul operations to reduce breakbulk handling and to increase linehaul productivity.

Marketing and Customers

At December 31, 2000, the Company had a sales staff of 272 employees. The Company compensates its sales force, in part, based upon revenue generated, Company and service center profitability and on-time service performance, which the Company believes helps to motivate those employees.

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

For the year ended December 31, 2000, Old Dominion's largest 20, 10, and 5 customers accounted for approximately 13.5%, 9.4% and 6.3%, respectively, of the Company's operating revenue. The Company's largest customer for 2000 accounted for approximately 2.8% of operating revenue. While the Company is not dependent upon one customer, a reduction or termination of services provided by the Company to a large group of customers could have an adverse effect on the Company's business and operating results.

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

Safety and Insurance

The Company's Vice President - Safety and Personnel and Vice President - Field Services implement and monitor its safety and loss prevention programs with the assistance of 15 field supervisors. The Company's accident frequency, as defined by the National Safety Council (including minor and unavoidable accidents), was 7.4, 7.3 and 7.5 accidents per million miles for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company is self-insured for bodily injury and property damage claims up to $250,000 per occurrence. Cargo claims are self-insured up to $100,000; however, after the first two losses exceed $100,000, the retention under the Company's excess insurance policy is reduced to $50,000 per occurrence. The Company also is self-insured for workers' compensation in certain states and has first dollar or high deductible plans in the other states. The Company believes that its policy of self-insuring up to set limits, together with its safety and loss prevention programs, is an effective means of managing insurance costs.

Old Dominion believes that its current insurance coverage is adequate to cover its liability risks.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of diesel fuel. Increases in fuel prices and fuel taxes, to the extent not offset by rate increases or fuel surcharges to customers, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. The Company has not experienced difficulties in maintaining a consistent and ample supply of fuel. In periods of extreme price increases, the Company has implemented a fuel surcharge to offset the additional cost of fuel, which is consistent with other competitors. Management believes that the Company's operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of its competitors. Fuel costs normally fluctuate between three and five percent of revenue; however, fuel expense exceeded those levels and averaged 5.6% of revenue for the year 2000. In response to the dramatic increases in all petroleum products, the Company implemented a fuel surcharge in August 1999, which has remained in effect since that time.

Employees

At December 31, 2000, the Company employed 5,909 individuals in the following categories:

                                                 Number of
Category                                         Employees
--------                                         ---------
Drivers                                            2,903
Platform                                           1,066
Mechanics                                            180
Sales                                                272
Salaried, clerical and other                       1,488


At December 31, 2000, the Company employed 1,260 linehaul drivers and 1,643 city drivers. All drivers hired by the Company are selected based upon driving records and experience. Drivers are required to pass drug tests at employment and are later required to take such tests periodically, by random selection. Competition for drivers is intense within the trucking industry, and the Company periodically experiences difficulties in attracting and retaining qualified drivers. There can be no assurance that the Company's operations will not be affected by a shortage of qualified drivers in the future which could result in temporary under-utilization of revenue equipment, difficulty in meeting shipper demands and increased compensation levels for drivers. Difficulty in attracting or retaining qualified drivers could require the Company to limit growth and have a material adverse effect on the Company's operations.

To help fulfill driver needs, the Company offers employees and their families the opportunity to become drivers through the "Old Dominion Driver Training Program". Since its inception in 1988, 957 individuals have graduated from that program, from which the Company has experienced an annual turnover rate of approximately 11%. In management's opinion, driver qualification programs, which are required to be taken by all drivers, have been important factors in improving the Company's safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid for 2000 were approximately $557,000.

Management believes that relations with employees are excellent and there are no employees represented under a collective bargaining agreement. However, there can be no assurance that a substantial number of the Company's employees will not unionize in the future, which could increase the Company's operating costs and force it to alter its operating methods. Any significant unionization of the Company's workforce could have a materially adverse effect on the Company's operating results.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The Company is subject to federal, state and local environmental laws and regulations, particularly relating to underground fuel storage tanks ("USTs"). The Company believes it is in compliance with applicable environmental laws and regulations, including those relating to USTs, and does not believe that the cost of future compliance will have a material adverse effect on the Company's operations or financial condition.

Executive Officers of the Company

The following table sets forth information regarding the executive officers of the Company:

Name and Age                      Positions and Offices with the Company
------------                      --------------------------------------
Earl E. Congdon (70)              Chairman of the Board of Directors and Chief
                                  Executive Officer

John R. Congdon (68)              Vice Chairman of the Board of Directors

David S. Congdon (44)             President, Chief Operating Officer

John B. Yowell (49)               Executive Vice President

J. Wes Frye (53)                  Sr. Vice President - Finance, Treasurer, Chief
                                  Financial Officer and Assistant Secretary

Joel B. McCarty, Jr. (63)         Sr. Vice President, General Counsel and
                                  Secretary

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

John B. Yowell joined the Company in February 1983 and has served as Executive Vice President since May 1997. He has held the positions of Vice President - Corporate Services, Vice President - Central Region, Assistant to the President and Vice President - Management Information Systems. He is a son-in-law of Earl
E. Congdon.

J. Wes Frye has served as Sr. Vice President - Finance since May 1997. He has also served as Chief Financial Officer and Treasurer since joining the Company in February 1985 and has held the position of Assistant Secretary since December 1987. Mr. Frye was formerly employed as the Vice President of Finance of Builders Transport, Inc., from 1982 to 1985, and held various positions, including Vice President - Controller, with Johnson Motor Lines from 1975 to 1980. Mr. Frye is a Certified Public Accountant.

Joel B. McCarty, Jr., was appointed Sr. Vice President in May 1997 and has served as General Counsel and Secretary since joining the Company in June 1987. Before joining Old Dominion, he was Assistant General Counsel of McLean Trucking Company and was in private law practice prior to 1985.


ITEM 2. PROPERTIES

The Company owns its general offices located in High Point, North Carolina, consisting of a four-story office building of approximately 56,500 square feet on 10.3 acres and an office building of approximately 15,000 square feet located near the general office. The Company also owns service center facilities in Birmingham, Dothan and Huntsville, Alabama; Los Angeles and Rialto, California; South Windsor, Connecticut; Atlanta, Georgia; Jacksonville, Miami, Orlando and Tampa, Florida; Des Plaines, Illinois; Kansas City, Kansas; Baltimore, Maryland; Minneapolis, Minnesota; Tupelo, Mississippi; Syracuse, New York; Asheville, Charlotte, Fayetteville, Hickory, Wilmington and Wilson, North Carolina; Columbus, Ohio; Pittsburg, Pennsylvania; Columbia and Greenville, South Carolina; Chattanooga, Memphis, Morristown and Nashville, Tennessee; Dallas and Houston, Texas; Richmond, Manassas, Martinsville and Norfolk, Virginia; and Milwaukee, Wisconsin.

The Company also owns non-operating properties in Jacksonville, Florida; St. Louis, Missouri; Cincinnati, Ohio; Fayetteville and Hickory, North Carolina; Memphis, Morristown and Nashville, Tennessee; and Houston, Texas, all of which are held for lease. Currently, the Jacksonville property is leased until December 2001; the St. Louis property is leased until February 2004; the Fayetteville property is leased until January 2002; the Hickory property is under a month-to-month lease; the Nashville property is leased through October 2001; the Houston property is leased until December 2003; and the Cincinnati, Memphis and Morristown properties are not under lease.

At December 31, 2000, Old Dominion leased 67 of its 105 service centers. These leased facilities are dispersed over the 35 states in which the Company operates in the Southeast, Northeast, Midwest, South Central and West regions of the country. The length of these leases ranges from month-to-month to a lease that expires in January 2008. The Company believes that as current leases expire, it will be able either to renew them or find comparable facilities without incurring any material negative impact on service to customers or its operating results.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Common Stock and Dividend Information

The common stock of Old Dominion Freight Line, Inc. is traded on the Nasdaq National Market under the symbol ODFL. At February 27, 2001, there were approximately 752 holders of the common stock, including 127 stockholders of record. No dividends have been paid on the common stock. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Note 2 of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Market Prices of Common Stock:

                                                                           2000
                                         ---------------------------------------------------------------------------
                                            First               Second               Third              Fourth
                                           Quarter             Quarter              Quarter             Quarter
--------------------------------------------------------------------------------------------------------------------
High                                  $     13.000         $    12.500         $     11.000       $      10.500
Low                                   $     10.750         $     8.875         $      8.750       $       8.500

                                                                           1999
                                         ---------------------------------------------------------------------------
                                            First               Second               Third              Fourth
                                           Quarter             Quarter              Quarter             Quarter
--------------------------------------------------------------------------------------------------------------------
High                                  $     12.000         $    12.875         $     15.000       $      14.750
Low                                   $      10.375        $     8.125         $      11.625      $       9.750

Market Makers:

Spear, Leeds & Kellogg; ING Barings Furman Selz, LLC; Edgar M. Norris & Co., Inc.; The Brass Utility, L.L.C.; Sherwood Securities Corp.

ITEM 6. SELECTED FINANCIAL DATA

                                          SELECTED FINANCIAL DATA

                                                              For the Year Ended December 31,
                                                -------------------------------------------------------------
(In thousands, except per share amounts
and operating statistics)                            2000        1999        1998       1997        1996
-------------------------------------------------------------------------------------------------------------
Operating Data:

Revenue from operations                             $475,803    $426,385     $383,078    $328,844    $293,006
Operating expenses:
  Salaries, wages and benefits                       283,121     258,900      229,188     193,523     163,490
  Purchased transportation                            19,547      14,504       15,696      15,494      21,435
  Operating supplies and expenses                     50,074      36,749       31,485      30,311      30,288
  Depreciation and amortization                       27,037      25,295       21,887      17,173      16,091
  Building and office equipment rents                  7,196       7,330        7,285       6,921       6,874
  Operating taxes and licenses                        18,789      17,699       16,791      13,968      12,867
  Insurance and claims                                12,465      10,200       12,277      10,033      10,118
  Communications and utilities                         8,488       7,532        7,011       6,152       5,687
  General supplies and expenses                       18,527      15,852       15,000      11,976      10,444
  Miscellaneous expenses                               3,806       4,268        3,881       3,282       2,762
                                                -------------------------------------------------------------
    Total operating expenses                         449,050     398,329      360,501     308,833     280,056
                                                -------------------------------------------------------------
Operating income                                      26,753      28,056       22,577      20,011      12,950
Interest expense, net                                  4,397       4,077        4,331       3,547       2,903
Other expense, net                                      (97)         522          311         273         137
                                                -------------------------------------------------------------
Income before income taxes                            22,453      23,457       17,935      16,191       9,910
Provision for income taxes                             8,757       9,056        6,815       6,153       3,766
                                                -------------------------------------------------------------
Net income                                          $ 13,696    $ 14,401     $ 11,120    $ 10,038    $  6,144
                                                -------------------------------------------------------------

Earnings Per Share:
Basic                                                $  1.65     $  1.73      $  1.34     $  1.21     $  0.74
Diluted                                              $  1.65     $  1.73      $  1.34     $  1.21     $  0.74

Weighted Average Shares Outstanding:
Basic                                                  8,313       8,312        8,312       8,312       8,346
Diluted                                                8,314       8,316        8,323       8,322       8,347

Operating Statistics:
Operating ratio                                        94.4%       93.4%        94.1%       93.9%       95.6%
LTL revenue per hundredweight                       $  12.83    $  11.82     $  11.28    $  11.37    $  11.00
Revenue per intercity mile                          $   3.43    $   3.26     $   3.09    $   2.99    $   2.92
Intercity miles (in thousands)                       138,848     130,648      123,816     110,120     100,447
LTL tonnage (in thousands)                             1,697       1,644        1,527       1,334       1,221
Shipments (in thousands)                               3,278       3,140        2,980       2,607       2,388
Average length of haul (miles)                           869         844          853         869           -

Balance Sheet Data:                                                   As of December 31,
                                                -------------------------------------------------------------
                                                       2000        1999        1998        1997        1996
                                                -------------------------------------------------------------
Current assets                                      $ 80,196    $ 76,254     $ 69,789    $ 59,860    $ 56,264
Current liabilities                                   63,410      71,582       54,481      39,084      35,865
Total assets                                         296,591     257,579      241,799     191,061     170,726
Long-term debt (including current maturities)         83,542      64,870       70,589      47,301      43,141
Stockholders' equity                                 124,734     111,038       96,637      85,501      74,928

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

                                                                 2000              1999              1998
------------------------------------------------------------------------------------------------------------------
Revenue from operations                                           100.0%            100.0%            100.0%
                                                               ----------        ----------        ----------

Salaries, wages and benefits                                        59.5              60.7              59.8
Purchased transportation                                             4.1               3.4               4.1
Operating supplies and expenses                                     10.5               8.6               8.2
Depreciation and amortization                                        5.7               5.9               5.7
Building and office equipment rents                                  1.5               1.7               1.9
Operating taxes and licenses                                         4.0               4.2               4.4
Insurance and claims                                                 2.6               2.4               3.2
Communication and utilities                                          1.8               1.8               1.8
General supplies and expenses                                        3.9               3.7               3.9
Miscellaneous expenses                                                .8               1.0               1.1
                                                               ----------        ----------        ----------

Total operating expenses                                            94.4              93.4              94.1
                                                               ----------        ----------        ----------

Operating income                                                     5.6               6.6               5.9

Interest expense, net                                                 .9               1.0               1.1
Other expense, net                                                     -                .1                .1
                                                               ----------        ----------        ----------

Income before income taxes                                           4.7               5.5               4.7

Provision for income taxes                                           1.8               2.1               1.8
                                                               ----------        ----------        ----------

Net income                                                          2.9%              3.4%              2.9%
                                                               ==========        ==========        ==========

Results of Operations

2000 Compared to 1999

Revenue for 2000 was $475,803,000, an increase of 11.6 % over 1999 revenue of $426,385,000. The Company met its targeted revenue growth of between 10% to 15% by expanding its market share in its existing markets, through selected geographic expansion, by increasing its service product offerings and by implementing a fuel surcharge on its base tariffs and contract pricing.

In January 2000, the Company intensified its strategy to increase market share within existing areas of operations by implementing full state coverage in 16 states east of the Mississippi River. By the end of the second quarter, the Company implemented full state coverage in 5 additional states, bringing the total to 21 states. In addition, the Company opened 6 new service centers in 2000, including openings in West Virginia and Oklahoma. These openings increased the number of states in which the Company has service center facilities to 35. The Company also introduced its new guaranteed and expedited service product, Speed Service, in early 2000. Speed Service is anticipated to grow significantly as more customers demand service sensitive and customized delivery services.

In response to the rising costs of petroleum products, particularly diesel fuel, the Company implemented a fuel surcharge on its tariffs in August 1999. Generally, this surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. The fuel surcharge accounted for approximately 3.4% of revenue for 2000 while accounting for approximately .4% of revenue for 1999.

LTL revenue per shipment in 2000 increased 7.3% to $136.36 from $127.13 for 1999 while LTL shipments increased 4.5%. The increase in revenue per shipment was a result of an 8.5% increase in

LTL revenue per LTL hundredweight to $12.83 from $11.82 and a 1.2% decrease in LTL weight per shipment to 1,063 lbs. from 1,076 lbs. In addition, the Company's average length of haul increased 3.0% to 869 miles from 844 miles, which generally increases both LTL revenue per hundredweight and LTL revenue per shipment.

The operating ratio (operating expenses as a percentage of revenue) increased to 94.4% in 2000 from 93.4% in 1999. Increases in operating supplies, purchased transportation, insurance and claims liabilities, and general supplies and expenses contributed to the increased operating ratio, the 4.6% decline in operating income and the 4.9% decline in net income in 2000 compared to 1999. Diesel fuel, which is expensed in operating supplies, increased in 2000 to 5.6% of revenue from 3.7% in 1999. While this cost element reflected the most significant and dramatic increase over the prior year, the Company was able to offset its impact with the implementation of fuel surcharges.

Purchased transportation increased to 4.1% of revenue from 3.4%, due to an increase in cartage expense. Cartage expense, or outsourced pickup and delivery services, increased to 1.8% of revenue from 1.3% as a result of two factors. First, the implementation of full-state coverage in 21 states required the Company to service certain remote locations that were more economically served by third party agent partners who had more operating density in those areas. As market share builds, Company personnel and equipment will replace these agents. Second, growth in certain markets exceeded the Company's operating capacity resulting in the use of more expensive outside pickup and delivery services to maintain quality service standards during peak shipping periods. The Company is addressing these situations by either constructing or leasing larger facilities to accommodate this growth.

The Company self-insures a portion of its bodily injury, property damage and cargo claims liabilities. In 2000, the cost of self-insurance increased to 2.4% of revenue compared to 2.1% for 1999 due to a slight increase in the number and severity of claims.

General supplies and expenses increased to 3.9% of revenue from 3.7% in 2000, due in part to the Company's change in its capitalization policy to require a minimum expenditure of $1,000 before recognizing a depreciable asset, compared to a minimum expenditure of $500 in 1999. In 2000, the Company continued to upgrade its desktop equipment and software, much of which fell below the new capitalization level of $1,000 and was therefore expensed.

The Company's strategy to grow existing markets has resulted in improvements in asset utilization. These improvements were reflected as decreases in certain fixed costs as a percent of revenue when compared to the prior year. Depreciation and amortization decreased to 5.7% of revenue from 5.9%, building and office equipment rents decreased to 1.5% from 1.7%, and operating taxes and licenses decreased to 4.0% from 4.2%.

Net interest expense decreased slightly to .9% of revenue from 1.0%. While outstanding debt at year-end 2000 increased $18,672,000 from year-end 1999 and interest rates generally increased on the Company's variable rate debt instrument, $1,031,000 in interest charges were capitalized as part of the construction of service centers in 2000 as compared to $230,000 in 1999.

Net income for 2000 was $13,696,000, a 4.9% decrease from $14,401,000 in 1999.
The effective tax rate was 39.0% for 2000 compared to 38.6% for 1999.

1999 Compared to 1998

Revenue from operations for 1999 was $426,385,000, an increase of 11.3%, compared to $383,078,000 for 1998. This growth was generated by increases in both volume and pricing, and was achieved through the Company's strategy to increase market share in its existing geographic areas of operations and service center network. The Company opened seven new service centers in 1999 and benefited from a full year of operation of its acquisition of selected assets of Goggin Truck Line Company, Inc. in August 1998. In addition, in January 1999, the Company acquired certain assets of Skyline Transportation, Inc. These acquisitions were LTL motor carriers operating primarily in the southeastern United States.

LTL tonnage increased 7.7% in 1999 due to a 5.5% increase in LTL shipments and a 2.1% increase in LTL weight per shipment. Average revenue per LTL shipment increased 7.0% to $127.13 from $118.81 for 1998. This increase was due to a 4.8% increase in LTL revenue per hundredweight to $11.82 from $11.28 and the increase in LTL weight per shipment. The increase in LTL revenue per shipment was achieved although the Company's average length of haul decreased 1.1% to 844 miles from 853, a trend that generally lowers revenue per shipment. The reduction in average length of haul was due to the growth of the Company's regional markets, which generally are characterized by shorter distances between origin and destination points when compared to inter-regional markets.

The operating ratio for 1999 improved to 93.4% compared to 94.1% for 1998. The Company experienced significant reductions in both insurance expense and purchased transportation in 1999. Insurance and claims expense decreased to 2.4% of revenue from 3.2% due to reductions in cargo, bodily injury and property damage claims. The Company provides a continuous training process for its dockworkers and monitors freight movements to prevent cargo loss and damage claims. In addition, Company drivers undergo continuous safety training to prevent and reduce the frequency and severity of vehicle accidents. The Company self-insures a portion of these claims and maintains excess insurance coverage over the self-insured retention. Due to favorable claims experience, the rates on excess insurance were reduced by 33.4% in 1999 over the prior year.

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

Net income was $14,401,000 for 1999 compared to $11,120,000 for 1998. The effective tax rate for 1999 was 38.6% compared to 38.0% for 1998.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $61,030,000 during 2000. Cash flows generated internally funded 69.1% of the required capital expenditures for the year while the remainder was funded through additional borrowings. At December 31, 2000, long-term debt including current maturities increased to $83,542,000 from $64,870,000 at December 31, 1999.

The Company estimates net capital expenditures to be approximately $60,000,000 to $65,000,000 for the year ending December 31, 2001. Of that, approximately $35,000,000 is planned to be used for purchases of larger replacement service centers or expansion of existing service centers, $20,000,000 is planned to be used to purchase revenue equipment, $8,000,000 is planned to be used for investments in technology and the balance is planned to be used to purchase other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

On May 31, 2000 the Company entered into a $62,500,000 uncollateralized committed credit facility that consists of a $50,000,000 line of credit and a $12,500,000 line to support standby letters of credit. The new facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for 2000 under this agreement was based upon LIBOR plus .70%. A fee of .20% was charged on the unused portion of the line of credit and fees ranging between .60% to .75% were charged on outstanding standby letters of credit. At December 31, 2000, there was $6,040,000 outstanding on the standby letter of credit facility, which was required for self-insured retention reserves for bodily injury, property damage and workers' compensation claims. On February 1, 2001 this credit agreement was amended to increase the line of credit facility to $55,000,000 through April 30, 2001, and thereafter decrease to $50,000,000 for the remainder of the term.

The Company's exposure to changes in interest rates is limited to the outstanding balance of its line of credit facility, which represents 47.0% of total long-term debt at year-end 2000. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

Inflation

Most of the Company's expenses are affected by inflation, which generally result in increased costs. During 2000, the effect of inflation on the Company's results of operations was minimal.

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

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company appear in the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company's goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company's goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company's ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment and other significant resources; (5) the ability to impose and maintain fuel surcharges to offset increases in fuel prices; (6) the impact of regulatory bodies; (7) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers' business cycles and shipping requirements; (8) the Company's ability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; (9) the Company's ability to purchase, build or lease facilities suitable for its operations; and (10) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading "Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                         -------------------------------------
(In thousands, except share data)                                 2000                  1999
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  585                $  781
  Customer receivables, less allowances of $6,068
      and $6,495, respectively                                   54,273                55,077
  Other receivables                                               4,450                 1,067
  Tires on equipment                                              6,912                 6,428
  Prepaid expenses                                               12,499                10,631
  Deferred income taxes                                           1,477                 2,270
                                                         ---------------      ----------------
      Total current assets                                       80,196                76,254

Property and equipment:
  Revenue equipment                                             198,131               178,301
  Land and structures                                            90,469                68,972
  Other equipment                                                38,430                31,557
  Leasehold improvements                                          4,338                 4,381
                                                         ---------------      ----------------
      Total property and equipment                              331,368               283,211
Less accumulated depreciation                                 (130,018)             (116,249)
                                                         ---------------      ----------------
      Net property and equipment                                201,350               166,962

Other assets                                                     15,045                14,363
                                                         ---------------      ----------------

      Total assets                                            $ 296,591             $ 257,579
                                                         ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 26,515              $ 22,944
  Compensation and benefits                                      11,298                11,352
  Claims and insurance accruals                                  14,128                12,548
  Other accrued liabilities                                       2,434                 2,927
  Income taxes payable                                                -                     -
  Current maturities of long-term debt                            9,035                21,811
                                                         ---------------      ----------------
      Total current liabilities                                  63,410                71,582

Long-term debt                                                   74,507                43,059
Other non-current liabilities                                    12,295                11,102
Deferred income taxes                                            21,645                20,798
                                                         ---------------      ----------------
      Total long-term liabilities                               108,447                74,959

Stockholders' equity:
  Common stock - $.10 par value, 25,000,000 shares
       authorized, 8,312,840 shares outstanding at
       December 31, 2000 and December 31, 1999                      831                   831
  Capital in excess of par value                                 23,907                23,907
  Retained earnings                                              99,996                86,300
                                                         ---------------      ----------------
        Total stockholders' equity                              124,734               111,038


Commitments and contingencies                                         -                     -
                                                         ---------------      ----------------

      Total liabilities and stockholders' equity              $ 296,591             $ 257,579
                                                         ===============      ================

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year ended December 31,
                                                                -------------------------------------------------
(In thousands, except share and per share data)                       2000              1999            1998
------------------------------------------------------------    --------------    ---------------  --------------
Revenue from operations                                              $475,803           $426,385         $383,078

Operating expenses:
  Salaries, wages and benefits                                        283,121            258,900          229,188
  Purchased transportation                                             19,547             14,504           15,696
  Operating supplies and expenses                                      50,074             36,749           31,485
  Depreciation and amortization                                        27,037             25,295           21,887
  Building and office equipment rents                                   7,196              7,330            7,285
  Operating taxes and licenses                                         18,789             17,699           16,791
  Insurance and claims                                                 12,465             10,200           12,277
  Communications and utilities                                          8,488              7,532            7,011
  General supplies and expenses                                        18,527             15,852           15,000
  Miscellaneous expenses                                                3,806              4,268            3,881
                                                                --------------    ---------------  --------------

    Total operating expenses                                          449,050            398,329          360,501
                                                                --------------    ---------------  --------------

Operating income                                                       26,753             28,056           22,577

Other deductions:
  Interest expense, net                                                 4,397              4,077            4,331
  Other expense, net                                                     (97)                522              311
                                                                --------------    ---------------  --------------

    Total other deductions                                              4,300              4,599            4,642
                                                                --------------    ---------------  --------------

Income before income taxes                                             22,453             23,457           17,935

Provision for income taxes                                              8,757              9,056            6,815
                                                                --------------    ---------------  --------------

Net income                                                           $ 13,696           $ 14,401         $ 11,120
                                                                ==============    ===============  ==============

Basic and diluted earnings per share                                 $   1.65           $   1.73         $  1.34
                                                                ==============    ===============  ==============

Weighted average shares outstanding:
  Basic                                                             8,312,840          8,312,457       8,311,774
  Diluted                                                           8,313,866          8,316,329       8,323,240

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Capital in
                                                                     Common     excess of     Retained
(In thousands)                                                       stock      par value     earnings      Total
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                                       $  831     $ 23,891     $ 60,779     $ 85,501
Net income                                                                 -            -       11,120       11,120
Exercise of stock options                                                  -           16            -           16
                                                               ----------------------------------------------------
Balance as of December 31, 1998                                          831       23,907       71,899       96,637
Net income                                                                 -            -       14,401       14,401
                                                               ----------------------------------------------------
Balance as of December 31, 1999                                          831       23,907       86,300      111,038
Net income                                                                 -            -       13,696       13,696
                                                               ----------------------------------------------------
Balance as of December 31, 2000                                       $  831     $ 23,907     $ 99,996     $124,734
                                                               ====================================================




The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                                      ---------------------------------------------
(In thousands)                                                             2000            1999           1998
--------------------------------------------------------------------- -------------- --------------- --------------
Cash flows from operating activities:
  Net income                                                                 13,696        $ 14,401        $ 11,120
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                         27,037          25,295          21,887
       Deferred income taxes                                                  1,640           1,192           2,689
       Loss (gain) on sale of property and equipment                             27             243            (71)
       Changes in assets and liabilities:
        Customer and other receivables, net                                 (2,579)         (4,965)         (1,094)
        Tires on equipment                                                    (484)           (103)         (1,273)
        Prepaid expenses and other assets                                   (2,972)         (1,923)         (1,428)
        Accounts payable                                                      3,571           1,594           7,189
        Compensation, benefits and other accrued liabilities                  (547)           2,701             335
        Claims and insurance accruals                                         2,620           1,458           4,048
        Income taxes payable                                                      -           (499)             499
        Other liabilities                                                       153             595             370
                                                                      -------------- --------------- --------------
           Net cash provided by operating activities                         42,162          39,989          44,271
                                                                      -------------- --------------- --------------
Cash flows from investing activities:
  Acquisition of business assets, net                                             -         (1,100)        (16,790)
  Purchase of property and equipment                                       (63,083)        (35,992)        (45,079)
  Proceeds from sale of property and equipment                                2,053           2,943           2,180
                                                                      -------------- --------------- --------------
           Net cash used in investing activities                           (61,030)        (34,149)        (59,689)
                                                                      -------------- --------------- --------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                    1,626             553          20,991
  Principal payments under long-term debt agreements                       (10,629)         (9,537)         (7,184)
  Net proceeds from revolving line of credit                                 27,675           3,265           1,580
  Proceeds from conversion of stock options                                       -               -             16
                                                                      -------------- --------------- --------------
           Net cash provided by (used in) financing activities               18,672         (5,719)          15,403
                                                                      -------------- --------------- --------------
(Decrease) increase in cash and cash equivalents                              (196)             122            (15)
Cash and cash equivalents at beginning of period                                781             659             674
                                                                      -------------- --------------- --------------
Cash and cash equivalents at end of period                                    $  585          $  781         $  659
                                                                      ============== =============== ==============

Cash paid for interest was approximately $5,553,000, $4,802,000 and $4,099,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest of $1,031,000 and $230,000 was capitalized during 2000 and 1999, respectively.


The accompanying notes are an integral part of these financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies

Business
The Company is an inter-regional and multi-regional motor carrier transporting primarily less-than-truckload shipments of general commodities, such as consumer goods, textiles and capital goods, to a diversified customer base. The Company serves regional markets in the Southeast, Northeast, Midwest, South Central, and West regions of the country. Old Dominion also serves inter-regional routes connecting these geographic regions and major metropolitan markets throughout most of the continental United States.

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

Segments
The Company operates one business segment, within the continental United States, and has no customer that exceeds 10% of its operating revenue.

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

Depreciation is provided by the straight-line method over the following estimated useful lives:

  Structures                                 5 to 25 years
  Revenue equipment                          2 to 12 years
  Other equipment                            2 to 10 years
  Leasehold improvements                     Lesser of 10 years or life of lease

Depreciation expense was $26,615,000, $24,842,000 and $21,740,000 for 2000, 1999
and 1998, respectively.

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

Advertising
The costs of advertising the Company's products are generally expensed as incurred. Advertising costs charged to expense amounted to $1,364,000, $1,153,000 and $1,251,000 for 2000, 1999 and 1998, respectively.

Earnings Per Share
Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 2000, 1999 and 1998.

Fair Values of Financial Instruments
At December 31, 2000 and 1999, the carrying value of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

Stock Based Compensation
Stock based compensation expense for the Company's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Consistent with APB 25, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, is not significant.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, which is required to be adopted in fiscal years beginning after June 15, 2000. Under the statement, all derivatives will be required to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Under the statement, any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings. The Company did not utilize any derivative instruments or hedging activities for the peroids reported in the financial statements. The adoption of the statements on January 1, 2001, by the Company had no impact on the earnings and financial position of the Company.

Reclassifications
Certain amounts in prior years have been reclassified to conform with the current period presentation.


Note 2.  Long-Term Debt

Long-term debt consisted of the following:

                                                                                         December 31,
                                                                          ---------------------------------
(In thousands)                                                                     2000              1999
-----------------------------------------------------------------------------------------------------------
Senior Notes                                                                       $ 41,143        $ 47,500
Revolving credit facility                                                            39,250          11,575
Equipment obligations, principal payable in monthly installments
  plus interest ranging from 6.26% to 6.90%                                           1,669           5,427
Capitalized lease obligations                                                         1,480             368
                                                                          ---------------------------------
                                                                                     83,542          64,870
Less current maturities                                                               9,035          21,811
                                                                          ---------------------------------
                                                                                   $ 74,507        $ 43,059
                                                                          =================================

Senior Notes consist of four individual debt agreements with interest rates ranging from 6.35% to 7.59%. The notes call for periodic principal payments with maturities ranging from 2002 to 2008.

On May 31, 2000 the Company entered into a $62,500,000 uncollateralized committed credit agreement that consisted of a $50,000,000 line of credit facility and a $12,500,000 standby letter of credit facility expiring on May 31, 2003. On February 1, 2001 this credit agreement was amended to increase the line of credit facility to $55,000,000 through April 30, 2001, and thereafter decrease to $50,000,000 for the remainder of the term. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for 2000 under this agreement was based upon LIBOR plus .70%. A fee of .20% was charged on the unused portion of the line of credit and fees ranging between .60% to .75% were charged on outstanding standby letters of credit. At December 31, 2000, there was $6,040,000 outstanding on the standby letter of credit facility, which was required for self-insured retention reserves for bodily injury, property damage and workers' compensation claims.

Both the Company's Senior Notes and credit agreement limit the amount of dividends that may be paid to stockholders pursuant to certain financial ratios, necessary corporate action and all applicable laws. At December 31, 2000, the Company's debt instruments limited the amount of dividends that could be paid to stockholders to $18,680,000. The Company did not declare or pay a dividend on its common stock in 2000 and has no plans to declare or pay a dividend in 2001.

Equipment and capitalized lease obligations are collateralized by property and equipment with a net book value book value of $8,587,000 at December 31, 2000.

As of December 31, 2000, aggregate maturities of long-term debt are as follows:

(In thousands)
----------------------------------------------------------------------------

2001                                                                 $ 9,035
2002                                                                   8,181
2003                                                                   6,255
2004                                                                   7,107
2005                                                                  13,714
Thereafter                                                                -
                                                                ------------
                                                                      44,292
Borrowings outstanding under the revolving credit agreement           39,250
                                                                ------------
                                                                     $83,542
                                                                ============

Note 3.  Leases

The Company leases certain revenue equipment and information systems under capital leases. These assets are included in property and equipment as follows:

                                                     December 31,
                                            --------------------------------
(In thousands)                                 2000                 1999
----------------------------------------------------------------------------

Revenue equipment                         $        599        $          605
Information systems                              1,760                     -
                                          ----------------------------------
                                                 2,359                   605
Less accumulated amortization                    (614)                 (136)
                                          ----------------------------------
                                          $      1,745        $          469
                                          ==================================

Future minimum annual lease payments as of December 31, 2000, are as follows:

                                                        Capital         Operating
(In thousands)                                           leases          leases             Total
-------------------------------------------------------------------------------------------------------

2001                                                 $         751   $       8,170    $           8,921
2002                                                           699           5,348                6,047
2003                                                           149           2,070                2,219
2004                                                             -           1,163                1,163
2005                                                             -             715                  715
Thereafter                                                       -           1,075                1,075
                                                     --------------------------------------------------
Total minimum lease payments                                 1,599   $      18,541    $          20,140
                                                                     ==================================
Less amount representing interest                            (119)
                                                     -------------
Present value of capitalized lease obligations       $       1,480
                                                     =============

Aggregate expense under operating leases approximated $12,061,000, $11,891,000 and $10,358,000 for 2000, 1999 and 1998, respectively.

Note 4.  Income Taxes

The components of the provision for income taxes are as follows:

                                            Year ended December 31,
                                       -----------------------------------
(In thousands)                             2000       1999         1998
--------------------------------------------------------------------------
Current:
  Federal                                 $6,691      $7,382        $3,899
  State                                      426         482           227
                                       -----------------------------------
                                           7,117       7,864         4,126
Deferred:
  Federal                                  1,381       1,005         2,264
  State                                      259         187           425
                                       -----------------------------------
                                           1,640       1,192         2,689
                                       -----------------------------------

Total provision for income taxes          $8,757      $9,056        $6,815
                                       ===================================

Net cash paid for income taxes during 2000, 1999, and 1998 aggregated $10,666,000, $8,586,000, and $2,856,000, respectively.

A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates for 2000, 1999, and 1998 is as follows:

                                                                                       Year ended December 31,
                                                                                 ------------------------------------
(In thousands)                                                                        2000       1999          1998
---------------------------------------------------------------------------------------------------------------------
Tax provision at statutory rate on income before income taxes                        $7,859      $8,210        $6,277
State income taxes, net of federal benefit                                              450         435           424
Meals and entertainment disallowance                                                    326         319           291
Other, net                                                                              122          92         (177)
                                                                                 ------------------------------------
Total provision for income taxes                                                     $8,757      $9,056        $6,815
                                                                                 ====================================

Deferred tax assets and liabilities consist of the following:
                                                       December 31,
                                                  ------------------------
(In thousands)                                         2000        1999
--------------------------------------------------------------------------
Deferred tax assets:
  Claims and insurance reserves                      $ 9,447      $ 8,425
  Allowance for doubtful accounts                      2,367        2,533
  Accrued vacation                                     1,742        1,530
  Other                                                1,004        1,013
                                                  ------------------------
                                                      14,560       13,501
Deferred tax liabilities:
  Depreciation                                        26,431       25,122
  Tires on equipment                                   3,020        2,723
  Employee benefits                                    2,861        2,083
  Other                                                2,416        2,101
                                                  ------------------------
                                                      34,728       32,029

                                                  ------------------------
Net deferred tax liability                          $ 20,168     $ 18,528
                                                  ========================

Note 5.  Related Party Transactions

The Company leases revenue equipment and a service center facility from certain stockholders, employees and other affiliates under short-term operating leases. Lease payments to these affiliates of the Company were $778,000, $773,000 and $739,000 in 2000, 1999 and 1998, respectively.

The Company purchased fuel, equipment repairs and other services from an affiliate for which it paid $248,000, $197,000 and $310,000 in 2000, 1999 and
1998, respectively. Charges to the affiliate for rent, equipment repairs, fuel and other services provided by the Company were $27,000, $32,000 and $207,000 during 2000, 1999 and 1998, respectively.


Note 6.  Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in the Company's 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company makes contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2000, 1999 and 1998 were $1,370,000, $1,440,000 and $1,112,000, respectively.


Note 7.  Stock Options

In 1991, the Board of Directors and stockholders adopted the 1991 Employee Stock Option Plan ("Plan") under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq National Market on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. On the date the option is granted, the Stock Option Plan Committee of the Board of Directors determines the period during which the option may be exercised; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 2000, 1999 and 1998 follows:

                                               Number of         Per share         Weighted average
                                               options         option price         exercise price
-----------------------------------------------------------------------------------------------------
Balance as of December 31, 1997                    179,100    $10.00 - $19.25                 $16.34
Granted                                                  -           -                             -
Exercised                                          (1,600)        $10.00                      $10.00
Canceled                                                 -           -                             -
                                            ---------------------------------------------------------
Balance as of December 31, 1998                    177,500    $10.00 - $19.25                 $16.40
Granted                                                  -           -                             -
Exercised                                          (2,000)        $10.00                      $10.00
Canceled                                                 -           -                             -
                                            ---------------------------------------------------------
Balance as of December 31, 1999                    175,500    $10.00 - $19.25                 $16.47
Granted                                                  -           -                             -
Exercised                                                -           -                             -
Canceled                                           (9,000)    $10.00 - $19.25                 $17.11
                                            ---------------------------------------------------------
Balance as of December 31, 2000                    166,500    $10.00 - $19.25                 $16.44
                                            ===============

At December 31, 2000 there were 64,500 options reserved for future grant and 166,500 options exercisable. The weighted average remaining contractual life of outstanding options is 2.4 years.

Note 8.  Acquisitions of Business Assets

On January 26, 2001 the Company entered into an agreement to purchase selected assets, consisting primarily of revenue equipment and real estate, from Carter & Sons Freightway, Inc. of Carrollton, Texas. While the purchase price is preliminary and has not been fully allocated, the Company anticipates cash outlays and the present value of assumed equipment leases to approximate $9,200,000.

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


Note 9.  Commitments and Contingencies

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


Note 10.  Quarterly Financial Information (Unaudited)

                                                                                    Quarter
                                                          -------------------------------------------------------------
(In thousands, except per share data)                        First      Second       Third       Fourth       Total
-----------------------------------------------------------------------------------------------------------------------
2000
----
Revenue                                                      $112,799    $120,144     $122,385    $120,475    $475,803
Operating income                                                4,723       8,615        8,260       5,155      26,753
Net income                                                      2,327       4,576        4,293       2,500      13,696
Net income per share:
     Basic and diluted                                           0.28        0.55         0.52        0.30        1.65

1999
----
Revenue                                                       $99,346    $106,195     $108,527    $112,317    $426,385
Operating income                                                5,488       7,703        7,857       7,008      28,056
Net income                                                      2,469       4,264        4,219       3,449      14,401
Net income per share:
     Basic and diluted                                           0.30        0.51         0.51        0.41        1.73

                         Report of Independent Auditors

The Board of Directors and Stockholders
Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. and subsidiary listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   Ernst & Young LLP

Winston-Salem, North Carolina
January 24, 2001, except for the information presented in Note 2 and Note 8, for which the date is February 1, 2001


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by Item 10 of Form 10-K is incorporated by reference to the Company's proxy statement for the 2001 Annual Meeting of its Stockholders under the caption's "Election of Directors" and "Principal Stockholders - Section 16 Beneficial Ownership Reporting Compliance", reference to which is hereby made, and the information there is incorporated herein by reference.

The information concerning the Company's executive officers required by Item 10 of Form 10-K appears in Item 1 of this report under the heading "Executive Officers of the Company".


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 2001 Annual Meeting of its Stockholders under the caption "Executive Compensation", reference to which is hereby made, and the information there is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 2001 Annual Meeting of its Stockholders under the captions "Election of Directors" and "Principal Stockholders", reference to which is hereby made, and the information there is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 2001 Annual Meeting of its Stockholders under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation", reference to which is hereby made, and the information there is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following consolidated financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

         Consolidated Balance Sheets - December 31, 2000, and December 31, 1999

         Consolidated Statements of Operations - Years ended December 31, 2000,
              December 31, 1999, and December 31, 1998

         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2000, December 31, 1999, and December 31, 1998

         Consolidated Statements of Cash Flows - Years ended December 31, 2000,
              December 31, 1999, and December 31, 1998

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

(c)      Exhibits.  See Exhibit Index.

(d)      Financial Statement Schedules.

                                   SCHEDULE II
                         OLD DOMINION FREIGHT LINE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                    Allowance for Doubtful Accounts
                     ----------------------------------------------------------
                                          Additions      Amounts
                          Beginning        Charged       Written      Ending
Description                Balance        To Expense       Off        Balance
-------------------------------------------------------------------------------

Year ended
December 31, 1998        $ 4,963,000      $3,035,000   $ 2,296,000  $ 5,702,000

Year ended
December 31, 1999        $ 5,702,000     $ 2,840,000   $ 2,047,000  $ 6,495,000

Year ended
December 31, 2000        $ 6,495,000     $ 3,167,000   $ 3,594,000  $ 6,068,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OLD DOMINION FREIGHT LINE, INC.

Dated:  March 15, 2001                         By:  EARL E. CONGDON
                                                    ---------------
                                                    Earl E. Congdon
                                                    Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature         Position                           Date

EARL E. CONGDON            Chairman of the Board and          March 15, 2001
------------------
Earl E. Congdon              Chief Executive Officer

JOHN R. CONGDON            Vice Chairman of the Board         March 15, 2001
------------------
John R. Congdon              and Director

JOHN A. EBELING            Director                           March 15, 2001
------------------
John A. Ebeling

JOHN R. CONGDON, JR.       Director                           March 15, 2001
--------------------
John R. Congdon, Jr.

HAROLD G. HOAK             Director                           March 15, 2001
------------------
Harold G. Hoak

FRANZ F. HOLSCHER          Director                           March 15, 2001
------------------
Franz F. Holscher

DAVID S. CONGDON           President and Chief                March 15, 2001
------------------
David S. Congdon             Operating Officer

J. WES FRYE                Senior Vice President - Finance    March 15, 2001
------------------
J. Wes Frye                (Principal Financial Officer)

JOHN P. BOOKER III         Vice President - Controller        March 15, 2001
------------------
John P. Booker III         (Principal Accounting Officer)

                                  EXHIBIT INDEX
                          TO ANNUAL REPORT ON FORM 10-K
                         OLD DOMINION FREIGHT LINE, INC.
                        FOR YEAR ENDED DECEMBER 31, 2000

Exhibit No.       Description
-----------       --------------------------------------------------------------
3.1.1(a)          Articles of Incorporation (as amended and restated September
                  18, 1991)

3.2(a)            Bylaws of Old Dominion Freight Line, Inc.

4.1(a)            Specimen certificate of Common Stock

4.4(b) Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.1(b) Form of note issued by Company pursuant to the Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.2(c) First Amendment to Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated February 2, 1996

4.4.3(d) Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 29, 1996

4.4.4(d) Third Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated June 15, 1996

4.4.5(f) Fourth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 22, 1997

4.4.6(i) Fifth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated January 14, 2000

4.5(d) Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(d) Forms of notes issued by Company pursuant to Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.6(g) Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(g) Forms of notes issued by Company pursuant to Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.7.1(j) Credit Agreement between First Union National Bank and Old Dominion Freight Line, Inc., dated May 31, 2000

4.7.2 First Amendment to the Credit Agreement between First Union National Bank and Old Dominion Freight Line, Inc., dated February 1, 2001

10.4(a)           1991 Employee Stock Option Plan of Old Dominion Freight Line,
                  Inc.

10.5(a) Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in
                  Exhibit 10.4)

10.9(a)           E & J Enterprises Trailer Lease Agreement, effective August 1,
                  1991

Exhibit No.       Description
-----------       --------------------------------------------------------------
10.9.1(e)         Extension of E & J Trailer Lease Agreement, effective August
                  1, 1996

10.9.2(h)         Extension of E & J Trailer Lease Agreement, effective August
                  1, 1999

10.15(c) Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight Line, Inc., dated as of October 31, 1995

23.1              Consent of Ernst & Young LLP

--------------------------------------------------
(a) Incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33- 42631)
(b) Incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995
(c) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995
(d) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(e) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996
(f) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997
(g) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997
(h) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(i) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999
(j) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000