Form 10-Q
period 2001-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2001-05-09
CIK 878927

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to                   .
                               ---------------    ----------------

Commission File Number: 0-19582


                         OLD DOMINION FREIGHT LINE, INC.
             (Exact name of registrant as specified in its charter)

                     VIRGINIA                              56-0751714
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

     As of May 8, 2001, there were 8,312,840 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Quarter Ended
                                                                   ---------------------------------------
                                                                      March 31,             March 31,
                                                                         2001                  2000
(In thousands, except share data)                                    (Unaudited)           (Unaudited)
----------------------------------------------------------------------------------------------------------
Revenue from operations                                                   $ 120,270             $ 112,799

Operating expenses:
  Salaries, wages and benefits                                               74,107                67,744
  Purchased transportation                                                    4,602                 4,750
  Operating supplies and expenses                                            12,702                12,497
  Depreciation and amortization                                               7,288                 6,455
  Building and office equipment rents                                         1,968                 1,909
  Operating taxes and licenses                                                5,233                 4,626
  Insurance and claims                                                        2,871                 2,770
  Communications and utilities                                                2,569                 2,100
  General supplies and expenses                                               4,157                 4,206
  Miscellaneous expenses                                                      1,568                 1,019
                                                                   -----------------     -----------------

    Total operating expenses                                                117,065               108,076
                                                                   -----------------     -----------------

Operating income                                                              3,205                 4,723

Other deductions:
  Interest expense, net                                                       1,494                   899
  Other expense, net                                                             70                     9
                                                                   -----------------     -----------------

    Total other deductions                                                    1,564                   908
                                                                   -----------------     -----------------

Income before income taxes                                                    1,641                 3,815

Provision for income taxes                                                      640                 1,488
                                                                   -----------------     -----------------

Net income                                                                  $ 1,001               $ 2,327
                                                                   =================     =================


Basic and diluted earnings per share                                         $ 0.12                $ 0.28

Weighted average shares outstanding:
  Basic                                                                   8,312,840             8,312,840
  Diluted                                                                 8,312,840             8,316,555


   The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                December 31,
                                                                           2001                       2000
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  1,089                     $   585
  Customer receivables, less allowances of $6,022
      and $6,068, respectively                                                  58,295                      54,273
  Other receivables                                                              4,169                       4,450
  Tires on equipment                                                             6,894                       6,912
  Prepaid expenses                                                               9,693                      12,499
  Deferred income taxes                                                          1,477                       1,477
                                                                     ------------------        --------------------

      Total current assets                                                      81,617                      80,196

Property and equipment:
  Revenue equipment                                                            199,654                     198,131
  Land and structures                                                           93,176                      90,469
  Other equipment                                                               42,598                      38,430
  Leasehold improvements                                                         4,339                       4,338
                                                                     ------------------        --------------------

      Total property and equipment                                             339,767                     331,368

Less accumulated depreciation and amortization                               (136,677)                   (130,018)
                                                                     ------------------        --------------------

      Net property and equipment                                               203,090                     201,350

Other assets                                                                    18,405                      15,045
                                                                     ------------------        --------------------

      Total assets                                                           $ 303,112                   $ 296,591
                                                                     ==================        ====================


   The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                         March 31,                December 31,
                                                                           2001                       2000
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 18,756                    $ 26,515
  Compensation and benefits                                                     12,936                      11,298
  Claims and insurance accruals                                                 14,142                      14,128
  Other accrued liabilities                                                      3,969                       2,434
  Income taxes payable                                                             109                          -
  Current maturities of long-term debt                                           9,051                       9,035
                                                                     ------------------        --------------------

      Total current liabilities                                                 58,963                      63,410

Long-term debt                                                                  84,549                      74,507
Other non-current liabilities                                                   12,220                      12,295
Deferred income taxes                                                           21,645                      21,645
                                                                     ------------------        --------------------

      Total long-term liabilities                                              118,414                     108,447

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,312,840 outstanding                                                831                         831
Capital in excess of par value                                                  23,907                      23,907
Retained earnings                                                              100,997                      99,996
                                                                     ------------------        --------------------

  Total stockholders' equity                                                   125,735                     124,734

Commitments and contingencies                                                        -                          -
                                                                     ------------------        --------------------

      Total liabilities and stockholders' equity                             $ 303,112                   $ 296,591
                                                                     ==================        ====================


   The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Quarter Ended March 31,
                                                                                ----------------------------------
                                                                                     2001               2000
(In thousands)                                                                   (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $  1,001           $  2,327
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                     7,288              6,455
       Loss on sale of property and equipment                                              100                 11
       Changes in assets and liabilities:
         Customer and other receivables, net                                           (3,741)            (2,788)
         Tires on equipment                                                                 18                284
         Prepaid expenses and other assets                                               2,317              3,473
         Accounts payable                                                              (7,759)            (3,780)
         Compensation, benefits and other accrued liabilities                            3,173              1,809
         Claims and insurance accruals                                                   (118)              (453)
         Income taxes payable                                                              109              1,202
         Other liabilities                                                                  57                 93
                                                                                ---------------    ---------------
             Net cash provided by operating activities                                   2,445              8,633
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                  (6,434)                  -
  Purchase of property and equipment                                                   (5,592)            (8,467)
  Proceeds from sale of property and equipment                                              27                 59
                                                                                ---------------    ---------------
             Net cash used in investing activities                                    (11,999)            (8,408)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                               2,563                  -
  Principal payments under long-term debt agreements                                   (2,705)            (2,431)
  Net proceeds from revolving line of credit                                            10,200              2,375
                                                                                ---------------    ---------------
             Net cash provided by (used in) financing activities                        10,058               (56)
                                                                                ---------------    ---------------
Increase in cash and cash equivalents                                                      504                169
Cash and cash equivalents at beginning of period                                           585                781
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                            $  1,089            $   950
                                                                                ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The consolidated interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

ACQUISITION OF BUSINESS ASSETS
On January 26, 2001 the Company entered into an agreement to purchase selected assets, consisting primarily of revenue equipment and real estate, from Carter & Sons Freightways, Inc. of Carrollton, Texas. While not all provisions of the purchase agreement have been fully executed and the purchase price has not been fully allocated, the Company anticipates cash outlays and the present value of assumed equipment leases to approximate $9,300,000. The pro forma effects of the acquisition are not material to the operations of the Company.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period

SUBSEQUENT EVENTS
None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000


                              Expenses as a Percentage of Revenue from Operations


                                                                           Three Months Ended
                                                                                March 31,
                                                              --------------------------------------------------
                                                                    2001                         2000
                                                              --------------------------------------------------
Revenue from operations                                                  100.0 %                      100.0%
                                                              ---------------------        ---------------------

Operating expenses:
    Salaries, wages and benefits                                          61.6                         60.1
    Purchased transportation                                               3.8                          4.2
    Operating supplies and expenses                                       10.6                         11.1
    Depreciation and amortization                                          6.1                          5.7
    Building and office equipment rents                                    1.6                          1.7
    Operating taxes and licenses                                           4.4                          4.1
    Insurance and claims                                                   2.4                          2.4
    Communications and utilities                                           2.1                          1.9
    General supplies and expenses                                          3.4                          3.7
    Miscellaneous expenses                                                 1.3                           .9
                                                              ---------------------        ---------------------

Total operating expenses                                                  97.3                         95.8
                                                              ---------------------        ---------------------

Operating income                                                           2.7                          4.2

Interest expense, net                                                      1.2                           .8
Other expense, net                                                          .1                            -
                                                              ---------------------        ---------------------

Income before income taxes                                                 1.4                          3.4

Provision for income taxes                                                  .6                          1.3
                                                              ---------------------        ---------------------

Net income                                                                  .8 %                        2.1 %
                                                              =====================        =====================

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue from operations for the first quarter of 2001 was $120,270,000, an increase of 6.6% over $112,799,000 for the first quarter of 2000. First quarter revenue growth was achieved through a 7.1% increase in net revenue per hundredweight offset slightly by a .5% decrease in total tonnage. The growth in revenue, despite a decrease in total tonnage, was a result of an increase in less-than-truckload ("LTL") tonnage, which generally is priced at a higher rate per hundred weight than truckload shipments weighing over 10,000 lbs. LTL tonnage increased 4.1% for the quarter to 71.7% of total tonnage compared to 68.5% for the previous year comparable quarter.

LTL revenue per LTL shipment increased to $137.90 from $132.44 for the first quarter of 2000, or 4.1%, as a result of a 2.6% increase in LTL revenue per hundredweight and a 1.4% increase in LTL weight per shipment. In addition, the Company's average length of haul increased .6% to 862 miles from 857 miles, which generally increases both LTL revenue per hundredweight and LTL revenue per shipment.

While the Company experienced the normal cyclical decline in demand for its transportation products in the first quarter of the year, the slowing national economy also had a significant impact on both revenue growth and pricing. Pricing, as reflected in LTL revenue per hundredweight, decreased 2.6% from the fourth quarter of 2000, a trend that has continued through April 2001. As demand for transportation services continues to decline, pricing generally softens as carriers compete for tonnage that maintains their capacity and optimal operating efficiencies. The severity and length of the current economic slowdown could impact the Company's ability to achieve its targeted revenue growth rate for the year of between 10% to 15%.

On January 26, 2001, the Company entered into an agreement to purchase selected assets of Carter & Sons Freightways, Inc. of Carrollton, Texas. Carter & Sons operated a regional LTL network of 23 service centers in Texas, Oklahoma, Missouri, Colorado, Illinois and Minnesota. As a result of that acquisition, the Company opened 13 new service centers on February 12, 2001, and expanded its 100% state coverage to 23 states to include both Texas and Oklahoma. At the same time, the operations of the remaining 10 service centers formally operated by Carter & Sons were merged into the Old Dominion service centers in markets where duplicate facilities existed. This acquisition added approximately $2,400,000, or 2.0% of total revenue for the quarter. The Company's decision to expand coverage in the South Central region is consistent with its long-term objectives to develop both regional and interregional markets in the continental United States.

The Company's operating results for the first quarter of 2001 were impacted by two significant events, the slowing national economy and startup costs associated with the integration of the Carter & Sons operations. The operating ratio, operating expenses as a percentage of revenue, increased to 97.3% compared to 95.8% for the first quarter of 2000. Net income for the quarter was $1,001,000 compared to $2,327,000 for the first quarter of 2000, a reduction of 57.0%.

Since the end of the first quarter 2000, the Company has increased its tractor fleet 10.6%, its trailer fleet 9.6% and has expanded its service center network to 117 locations from 102. This increase in capacity, when combined with a decrease in demand, has caused certain costs to increase as a percentage of revenue. Depreciation and amortization expenses increased to 6.1% of revenue from 5.7% in the prior year quarter. Operating taxes and licenses increased to 4.4% of revenue from 4.1%, which reflects increases in real and personal property taxes.

The decrease in tonnage also increased certain variable costs, such as driver payroll expenses, as the Company continued to provide its published service standards without the benefit of full trailer capacity. Driver wages increased
 .6% of revenue over the previous year quarter levels. The Company also experienced increases in employee benefit costs, particularly group health and workers compensation costs, which when combined, increased to 5.6% of revenue from 4.9%. In response to those trends, the Company has initiated changes in the administration of those benefit programs to keep costs from escalating further.

The downturn in the economy also impacted the Company's ability to collect its trade receivables. Uncollectible revenue expense, which is recorded in miscellaneous expenses, increased to 1.0% of revenue from .7% for the comparable quarter of 2000. The Company's credit risk is diversified over a significant number of customers, industries and geographic regions, with no single customer exceeding 3% of revenue. However, the Company experienced increases in the number and severity of business closures and bankruptcy filings by its customers during the quarter, particularly in the retail and transportation sectors.

By having additional capacity in the quarter, the Company reduced its purchased transportation expenses to 3.8% of revenue from 4.2% for the first quarter of 2000. Both rail and purchased linehaul services were practically eliminated during the quarter as the Company utilized its equipment and labor force to perform linehaul services.

The Company also experienced certain startup costs associated with the consolidation of the Carter & Sons acquisition. Communications and utilities expense increased to 2.1% of revenue from 1.9% for the first quarter of 2000, as the Company incurred one-time start-up costs associated with establishing communication systems at its new facilities. Due to the uncertainty of freight flows between these new locations, the Company did not maintain its normal level of operating efficiency in the initial phases of the consolidation. As these traffic patterns stabilize, the Company anticipates these efficiencies to return. The Company also incurred one-time orientation and training costs associated with its new employees as it ensures all employees are properly indoctrinated into its quality and safety programs.

Net interest expense for the quarter increased to 1.2% of revenue for the first quarter of 2001 from .8% for the prior year comparable period, primarily as a result of an increase in the amount of debt outstanding between the quarters. Outstanding debt was $93,600,000 at March 31, 2001 compared to $64,814,000 at March 31, 2000, an increase of 44.4%.

The effective tax rate for both the first quarter of 2001 and 2000 was 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements and to fund the purchase of selected assets from Carter and Sons Freightways, Inc., the Company incurred net capital expenditures of $11,999,000 during the first quarter of 2001. Cash flows generated internally funded 20.4% of the required capital expenditures for the quarter while the remainder was funded through additional borrowings. At March 31, 2001, long-term debt including current maturities increased to $93,600,000 from $83,542,000 at December 31, 2000.

The Company estimates net capital expenditures to be approximately $35,000,000 to $40,000,000 for the year ending December 31, 2001. Of that, approximately $25,000,000 is planned to be used for purchases of larger replacement service centers or expansion of existing service centers, $5,000,000 is planned to be used to purchase revenue equipment, $9,000,000 is planned to be used for investments in technology and the balance is planned to be used to purchase other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

On May 31, 2000 the Company entered into a $62,500,000 uncollateralized committed credit facility that consists of a $50,000,000 line of credit and a $12,500,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for the first quarter of 2001 under this agreement was based upon LIBOR plus .70%. A fee of .20% was charged on the unused portion of the line of credit and fees ranging between .60% to .71% were charged on outstanding standby letters of credit. At March 31, 2001, there were $49,450,000 outstanding borrowings on the line of credit and $6,040,000 outstanding on the standby letter of credit facility. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers' compensation claims. On February 1, 2001 this credit agreement was amended to increase the line of credit facility to $55,000,000 through April 30, 2001, and thereafter decrease to $50,000,000 for the remainder of the term.

The Company's exposure to changes in interest rates is limited to the outstanding balance of its line of credit facility, which represents 52.8% of total long-term debt at March 31, 2001. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

INFLATION

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. In response to the rising cost of petroleum products, particularly diesel fuel, the Company has implemented a fuel surcharge in its tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the quarter ending March 31, 2001, the net effect of inflation on the Company's results of operations was minimal.

SEASONALITY

The Company's operations are subject to seasonal trends common in the motor carrier industry. Operating results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact the Company's performance by reducing demand and increasing operating expenses. The second and third quarters reflect increased demand for services during the spring and summer months, which generally result in improved operating margins.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2001 Annual Meeting of Stockholders on May 7, 2001. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

                  Nominee                        For          Withheld
                  -------                   -------------     --------
              Earl E. Congdon                7,981,229        102,526
              John R. Congdon                7,981,229        102,526
              David S. Congdon               7,981,229        102,526
              John R. Congdon, Jr.           8,050,455         33,300
              John A. Ebeling                8,050,455         33,300
              Harold G. Hoak                 8,050,455         33,300
              Franz F. Holscher              8,050,355         33,400

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits:  None

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OLD DOMINION FREIGHT LINE, INC.


DATE:    May 8, 2001                   J. WES FRYE
         ----------------------        --------------------------------------
                                       J. Wes Frye
                                       Senior Vice President - Finance
                                       (Principal Financial Officer)



DATE:  May 8, 2001                     JOHN P. BOOKER III
       ------------------------        --------------------------------------
                                       John P. Booker III
                                       Vice President - Controller
                                       (Principal Accounting Officer)