Form 10-Q
period 2001-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2001-08-13
CIK 878927

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

                           Yes  X .                   No
                               ---                       ___.

     As of August 9, 2001, there were 8,312,840 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        OLD DOMINION FREIGHT LINE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                      Six Months Ended
                                                       ------------------------------    ---------------------------------------
                                                            June 30,       June 30,              June 30,            June 30,
                                                              2001           2000                  2001                2000
(In thousands, except share and per share data)            (Unaudited)    (Unaudited)           (Unaudited)         (Unaudited)
---------------------------------------------------------------------- --------------    ------------------- -------------------
Revenue from operations                                   $   128,605    $   120,144            $   248,875         $   232,943

Operating expenses:
  Salaries, wages and benefits                                 77,917         70,766                152,024             138,510
  Purchased transportation                                      4,959          4,905                  9,561               9,655
  Operating supplies and expenses                              13,560         11,555                 26,262              24,052
  Depreciation and amortization                                 7,521          6,635                 14,809              13,090
  Building and office equipment rents                           1,847          1,777                  3,815               3,686
  Operating taxes and licenses                                  5,204          4,778                 10,437               9,404
  Insurance and claims                                          3,435          3,112                  6,306               5,882
  Communications and utilities                                  2,308          2,141                  4,877               4,241
  General supplies and expenses                                 4,602          4,792                  8,759               8,998
  Miscellaneous expenses                                        1,215          1,068                  2,783               2,087
                                                       --------------- --------------    ------------------- -------------------

    Total operating expenses                                  122,568        111,529                239,633             219,605
                                                       --------------- --------------    ------------------- -------------------

Operating income                                                6,037          8,615                  9,242              13,338

Other deductions:
  Interest expense, net                                         1,532          1,033                  3,026               1,932
  Other (income) expense, net                                    (572)            80                   (502)                 89
                                                       --------------- --------------    ------------------- -------------------

    Total other deductions                                        960          1,113                  2,524               2,021
                                                       --------------- --------------    ------------------- -------------------

Income before income taxes                                      5,077          7,502                  6,718              11,317

Provision for income taxes                                      1,980          2,926                  2,620               4,414
                                                       --------------- --------------    ------------------- -------------------

Net income                                                $     3,097    $     4,576            $     4,098         $     6,903
                                                       =============== ==============    =================== ===================


Basic and diluted earnings per share:                     $      0.37    $      0.55            $      0.49         $      0.83

Weighted average shares outstanding:
Basic                                                       8,312,840      8,312,840              8,312,840           8,312,840
Diluted                                                     8,313,491      8,313,228              8,313,166           8,314,891

The accompanying notes are an integral part of these financial statements.

                        OLD DOMINION FREIGHT LINE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30,                   December 31,
                                                                             2001                         2000
(In thousands, except share data)                                          (Unaudited)                  (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                $     2,896                  $      585
  Customer receivables, less allowances of $5,791
     and $6,068, respectively                                                   58,856                      54,273
  Other receivables                                                              4,789                       4,450
  Tires on equipment                                                             6,984                       6,912
  Prepaid expenses                                                               6,306                      12,499
  Deferred income taxes                                                          1,477                       1,477
                                                                     ------------------        --------------------

   Total current assets                                                         81,308                      80,196

Property and equipment:
  Revenue equipment                                                            201,716                     198,131
  Land and structures                                                           93,420                      90,469
  Other equipment                                                               48,408                      38,430
  Leasehold improvements                                                         4,339                       4,338
                                                                     ------------------        --------------------

   Total property and equipment                                                347,883                     331,368

Less accumulated depreciation and amortization                                (141,490)                   (130,018)
                                                                     ------------------        --------------------

   Net property and equipment                                                  206,393                     201,350

Other assets                                                                    18,248                      15,045
                                                                     ------------------        --------------------

   Total assets                                                            $   305,949                  $  296,591
                                                                     ==================        ====================

The accompanying notes are an integral part of these financial statements.

                        OLD DOMINION FREIGHT LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                         June 30,                 December 31,
                                                                           2001                       2000
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $  19,672                   $  26,515
  Compensation and benefits                                                     13,237                      11,298
  Claims and insurance accruals                                                 13,921                      14,128
  Other accrued liabilities                                                      4,311                       2,434
  Income taxes payable                                                             739                          -
  Current maturities of long-term debt                                           8,196                       9,035
                                                                     -----------------         -------------------

   Total current liabilities                                                    60,076                      63,410

Long-term debt                                                                  82,745                      74,507
Other non-current liabilities                                                   12,651                      12,295
Deferred income taxes                                                           21,645                      21,645
                                                                     -----------------         -------------------

   Total long-term liabilities                                                 117,041                     108,447

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  Authorized, 8,312,840 outstanding                                                831                         831
Capital in excess of par value                                                  23,907                      23,907
Retained earnings                                                              104,094                      99,996
                                                                     -----------------         -------------------

 Total stockholders' equity                                                    128,832                     124,734

Commitments and contingencies                                                        -                          -
                                                                     -----------------         -------------------

   Total liabilities and stockholders' equity                                $ 305,949                   $ 296,591
                                                                     =================         ===================

The accompanying notes are an integral part of these financial statements.

                        OLD DOMINION FREIGHT LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                     2001               2000
(In thousands)                                                                   (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $  4,098           $  6,903
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                    14,809             13,090
       Deferred income taxes
       Loss (gain) on sale of property and equipment                                       120                (28)
       Changes in assets and liabilities:
         Customer and other receivables, net                                            (4,922)            (3,127)
         Tires on equipment                                                                (72)               259
         Prepaid expenses and other assets                                               5,681              4,037
         Accounts payable                                                               (6,843)            (4,488)
         Compensation, benefits and other accrued liabilities                            3,816              2,459
         Claims and insurance accruals                                                      67              1,162
         Income taxes payable                                                              739                609
         Other liabilities                                                                  82                205
                                                                                ---------------    ---------------
             Net cash provided by operating activities                                  17,575             21,081
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                   (9,385)                -
  Purchase of property and equipment                                                   (13,505)           (28,763)
  Proceeds from sale of property and equipment                                             227                817
                                                                                ---------------    ---------------
             Net cash used in investing activities                                     (22,663)           (27,946)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                              52,563              1,626
  Principal payments under long-term debt agreements                                    (7,389)            (6,494)
  Net (payments) proceeds on revolving line of credit                                  (37,775)            11,825
                                                                                ---------------    ---------------
             Net cash provided by financing activities                                   7,399              6,957
                                                                                ---------------    ---------------
Increase in cash and cash equivalents                                                    2,311                 92
Cash and cash equivalents at beginning of period                                           585                781
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                            $  2,896           $    873
                                                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION
The consolidated interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the quarter ended June 30, 2001, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 2000 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

ACQUISITION OF BUSINESS ASSETS
On January 26, 2001 the Company entered into an agreement to purchase selected assets, consisting primarily of revenue equipment and real estate, from Carter & Sons Freightways, Inc. of Carrollton, Texas. While the purchase price has not been fully allocated, the Company anticipates cash outlays and the present value of assumed equipment leases to approximate $9,385,000. The pro forma effects of the acquisition are not material to the operations of the Company.

NOTE PURCHASE AND SHELF AGREEMENT
On May 4, 2001, the Company entered into a $65,000,000 Note Purchase and Shelf Agreement with The Prudential Insurance Company of America ("Prudential"). Under this agreement, the Company assumed five senior notes totaling $50,000,000 issued by Prudential and its associates, all of which bear an interest rate of 6.93% and a maturity date of August 10, 2008. The notes call for quarterly interest payments beginning on August 10, 2001 and 10 semi-annual principal payments of $5,000,000 beginning on February 10, 2004. The proceeds from this agreement were used to reduce the outstanding balance on the Company's revolving line of credit. According to terms of the agreement the Company may authorize the issuance and sale of amounts not to exceed $15,000,000 in additional senior notes. The applicable interest rate and payment schedules for these shelf notes will be determined and mutually agreed upon at the time of issuance.

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period


RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board issued Statements for Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"). These Statements change the accounting for business combinations, goodwill, and intangible assets

The Company is required to and will adopt Statements 141 and 142 in the third quarter of 2001 except with respect to the provisions of Statement 142 relating to goodwill and intangibles acquired prior to July 1, 2001 that will be adopted in the first quarter of 2002. Management is evaluating Statements 141 and 142 and believes that the adoptions will not have a significant effect on its consolidated results of operations or financial position.

SUBSEQUENT EVENTS
None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Three Months and Six Months Ended June 30, 2001,
--------------------------------------------------------------------------------
Compared to the Three Months and Six Months Ended June 30, 2000
---------------------------------------------------------------

              Expenses as a Percentage of Revenue from Operations
              ---------------------------------------------------

                                                           Three Months Ended                        Six Months Ended
                                                                June 30,                                 June 30,
                                                    ---------------------------------        --------------------------------
                                                        2001               2000                   2001               2000
                                                    -------------      -------------         --------------      ------------
Revenue from operations                                    100.0%             100.0%                100.0%             100.0%
                                                    -------------      -------------         --------------      ------------

Operating expenses:
    Salaries, wages and benefits                             60.6               58.9                   61.1               59.5
    Purchased transportation                                  3.9                4.1                    3.8                4.1
    Operating supplies and expenses                          10.5                9.6                   10.6               10.3
    Depreciation and amortization                             5.8                5.5                    6.0                5.6
    Building and office equipment rents                       1.4                1.5                    1.5                1.6
    Operating taxes and licenses                              4.0                4.0                    4.2                4.0
    Insurance and claims                                      2.7                2.6                    2.5                2.5
    Communications and utilities                              1.8                1.8                    2.0                1.8
    General supplies and expenses                             3.6                4.0                    3.5                3.9
    Miscellaneous expenses                                    1.0                 .8                    1.1                1.0
                                                    -------------      -------------         --------------      -------------

Total operating expenses                                     95.3               92.8                   96.3               94.3
                                                    -------------      -------------         --------------      -------------

Operating income                                              4.7                7.2                    3.7                5.7

Interest expense, net                                         1.2                 .9                    1.2                 .8
Other expense, net                                            (.4)                .1                    (.2)                 -
                                                    -------------      -------------         ---------------     -------------

Income before income taxes                                    3.9                6.2                    2.7                4.9

Provision for income taxes                                    1.5                2.4                    1.1                1.9
                                                    -------------      -------------         ---------------     -------------

Net income                                                    2.4%               3.8%                   1.6%               3.0%
                                                    =============      =============         ==============      =============

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net revenue for the second quarter of 2001 was $128,605,000, an increase of 7.0% from $120,144,000 for the second quarter 2000. This growth in revenue resulted from a 6.5% increase in net revenue per hundredweight combined with a .5% increase in total freight tonnage. The improvement in pricing can be attributed to an increase in less-than-truckload ("LTL") tonnage, which generally is priced at a higher revenue per hundredweight than truckload shipments weighing over 10,000 lbs. LTL tonnage increased to 463,219 tons, or 6.9%, from 433,081 tons in the same quarter of the prior year. In addition, LTL revenue per hundredweight increased 1.7% primarily as a result of an increase in the Company's general tariffs that was implemented in September 2000.

The deceleration in the national economy negatively impacted the Company's growth rate for both revenue and freight volumes. As a result of the severity and length of the current economic slowdown, the Company will likely not achieve its 10% to 15% targeted revenue growth rate for the year. Pricing, as reflected in LTL revenue per hundredweight, decreased 2.3% from the fourth quarter of 2000, a trend that has continued through July 2001. Generally, a reduction in demand for transportation services has a negative impact on pricing as carriers compete for available tonnage to fill excess capacity.

While lower demand and generally weaker financial results remain an industry problem, the Company has continued to implement its long-term strategic plan to increase market share through improved service products and selective geographic expansion. During the second quarter, the Company continued to benefit from its acquisition of selected assets of Carter & Sons Freightways Inc. of Carrollton, Texas, on February 12, 2001. As a result of this acquisition, the Company opened 13 new service centers and expanded its full state coverage to 23 states with the addition of Texas and Oklahoma. These new service centers and the consolidation of 10 more service centers formerly operated by Carter & Sons provided an additional source of revenue and tonnage for the second quarter. Intra-regional revenue within the Company's South Central Area, which contains most of the newly acquired service centers, increased 120.4%, or $4,147,000, over the prior-year quarter.

The Company's operating ratio, operating expenses as a percentage of revenue, increased to 95.3% in the second quarter of 2001 from 92.8%. The Company experienced increases in labor costs, health expenses and certain equipment operating costs, which contributed to the erosion in operating income to $6,037,000 from $8,615,000.

Linehaul driver labor increased to 12.4% of revenue compared to 11.7% for the second quarter 2000. This increase is due, in part, to the lack of linehaul density in the Company's newer service centers and full state coverage markets. Until these markets mature and market share increases, the Company may experience underutilized linehaul trailer capacity as it continues to meet its published service standards. For the quarter, net revenue per mile decreased to $3.35 from $3.43, a reduction of 2.3%.

The Company self-insures a significant portion of the group health benefits it provides for its employees and their families. This cost increased $1,182,000 to 4.6% of revenue, an increase of 25.1% over the prior-year period. While the Company anticipates the trend of escalating health costs to continue for the immediate future, it is currently analyzing its most recent claims experience for opportunities to lower its costs.

Since the end of the second quarter 2000, the Company has increased its tractor fleet 12.3%, its trailer fleet 10.0% and has expanded its service center network to 116 locations from 104. This increase in capacity, when combined with only a
 .5% increase in total tonnage, has caused certain operating costs to increase as a percentage of revenue. Depreciation and amortization expenses increased to 5.8% of revenue from 5.5%, repair parts increased to 2.2% of revenue from 1.9% and tire expense increased to 1.0% of revenue from .6%.

As a result of increases in diesel fuel prices, fuel expenses increased to 5.5% of revenue from 5.1% for the second quarter of 2000. However, the average weekly retail price of diesel fuel in the U.S., as reported by the U.S. Department of Energy, has reflected a relatively steady decline in price since May

2001. To offset the price volatility of petroleum based products such as diesel fuel, the Company has implemented a fuel surcharge on most of its tariffs and contracts. Generally, the surcharge provides for increases in revenue as fuel costs increase above certain benchmark price levels.

Net interest expense for the second quarter of 2001 increased to 1.2% of revenue from .9% for the prior-year comparable period, primarily as a result of an increase in the amount of debt outstanding between the quarters. Outstanding debt was $90,941,000 at June 30, 2001 compared to $71,827,000 at June 30, 2000, an increase of 26.6%. This increase is primarily due to the additional financing required to fund $61,030,000 of net capital expenditures in 2000 of which $21,189,000 which was used to construct, purchase or expand service center facilities.

In the second quarter 2001, the Company recorded non-operating income of $660,000 as beneficiary of life insurance policy proceeds. The Company utilizes life insurance contracts as a method of funding its deferred compensation liabilities.

Net income was $3,097,000 compared to $4,576,000, a decrease of 32.3%. The effective tax rate for both the second quarter of 2001 and 2000 was 39.0%.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

Revenue for the first half of the year increased 6.8% to $248,875,000 compared to $232,943,000 for the prior-year period. The Company's operating ratio, operating expenses as a percentage of revenue, increased to 96.3% from 94.3%. The increase in operating expenses contributed to a decline in net income to $4,098,000 from $6,903,000, a reduction of 40.6%.

The Company's financial results for the first six months of 2001 were impacted by two significant factors, the slowing national economy and the acquisition of selected assets of Carter & Sons Freightways Inc. In the first half of the year, economic factors depressed demand for transportation services as reflected by only a .1% increase in tonnage between the two periods. Although total tonnage growth was relatively flat, LTL tonnage grew 5.6% while tonnage from shipments weighing more than 10,000 lbs. declined. Because LTL shipments generally are priced at a higher revenue per hundredweight, the Company's revenue growth outperformed its tonnage growth. Net revenue per hundredweight was $9.96 for the first half of 2001 compared to $9.32 for the prior-year period, an increase of 6.9%. This increase reflects both the change in tonnage mix and a rate increase on the Company's general tariffs implemented in September 2000.

The Carter & Sons acquisition in February 2001 contributed to the Company's ability to grow tonnage and revenue in a period where industry levels declined. As a result of this acquisition, the Company opened 13 new service centers, primarily in Texas and Oklahoma. Combined with its existing operations, this expansion generated a 109.8% increase in intra-regional revenue for the Company's South Central Region.

The Company targeted revenue growth in the range of 10% to 15% for the current year, a goal that will be difficult to obtain in the current economic environment. As a result, the Company is experiencing excess capacity or lack of density in its operations which has resulted in an increase in its operating ratio. Also contributing to the cost increases are markets acquired in the Carter acquisition, which have yet to mature and supply the Company with the density required to contribute to profitability. The Company expects that as those markets mature and the economy improves, its historic levels of density, operating ratio and profitability will return. Excess capacity is also evident by the increase in depreciation and amortization expense to 6.0% of revenue from 5.6% in the prior-year period. These increases are due to underutilization of a larger revenue equipment fleet and operating more owned service center facilities in the first six months of 2001.

In addition to these factors, the Company also experienced increases in certain costs that impacted its first half results. Linehaul driver pay increased to 12.4% of revenue from 11.9% for the prior-year period, a result of a general wage increase in September 2000 and an increase in intercity miles without a comparable increase in revenue per mile. Intercity miles driven increased 8.4% while revenue per mile decreased 1.5%, an indication that linehaul density declined between the two periods.

Workers compensation and group health expenses increased 26.5% and 18.3%, respectively, when compared with the prior-year period. The Company monitors these expenses for opportunities to prevent and minimize these costs; however, health care costs continue to escalate disproportionately to other cost increases incurred by the Company.

As a result of increases in diesel fuel prices, fuel expense increased to 5.6% from 5.3% of revenue for the two comparable periods. The Company has implemented a fuel surcharge in its general tariffs and contracts, which has effectively offset the increase in the price of petroleum products required by the Company's operations. The fuel surcharge is recorded in net revenue. The Company seeks to continue to apply these surcharges until prices fall below certain floor levels.

As a result of a higher average level of debt outstanding for the first half of 2001, interest expense increased to 1.2% of revenue from .8%. The increase in debt to $90,941,000 at June 30, 2001 from $71,827,000 at the end of the second quarter 2000 was primarily due to the additional financing required to fund $61,030,000 of net capital expenditures in 2000. Of these expenditures, $21,189,000 was used to construct, purchase or expand service center facilities that were critical in the Company's strategic plan for future growth, improved customer service and profitability.

The effective tax rate for both periods was 39%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $22,663,000 during the first half of 2001. Cash flows generated internally funded 77.5% of the required capital expenditures for the first six months of the year while the remainder was funded through additional borrowings. At June 30, 2001, long-term debt including current maturities increased to $90,941,000 from $83,542,000 at December 31, 2000.

The Company estimates net capital expenditures to be approximately $40,000,000 to $45,000,000 for the year ending December 31, 2001. Of that, approximately $28,000,000 is planned to be used for purchase or construction of larger replacement service centers or expansion of existing service centers, $6,000,000 is planned to be used to purchase revenue equipment, $9,000,000 is planned to be used for investments in technology and the balance is planned to be used to purchase other assets. The Company plans to fund these expenditures through cash flows from operations supplemented by additional borrowings.

On May 31, 2000 the Company entered into a $62,500,000 uncollateralized committed credit facility that consists of a $50,000,000 line of credit and a $12,500,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for the second quarter of 2001 under this agreement was based upon LIBOR plus .85%. A fee of .25% was charged on the unused portion of the line of credit and fees ranging between .70% to .71% were charged on outstanding standby letters of credit. At June 30, 2001, there were $1,475,000 outstanding borrowings on the line of credit and $6,040,000 outstanding on the standby letter of credit facility. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers' compensation claims. On May 31, 2001 this credit agreement was amended, effective May 7, 2001, to decrease the line of credit facility to $20,000,000 for the remainder of the term.

On May 4, 2001, the Company entered into a $65,000,000 Note Purchase and Shelf Agreement with The Prudential Insurance Company of America ("Prudential"). Under this agreement, the Company assumed five senior notes totaling $50,000,000 issued by Prudential and its associates, all of which bear an interest rate of 6.93% and a maturity date of August 10, 2008. The notes call for quarterly interest payments beginning on August 10, 2001 and 10 semi-annual principal payments of $5,000,000 beginning on February 10, 2004. The proceeds from this agreement were used to reduce the outstanding balance on the Company's revolving line of credit. According to terms of the agreement the Company may authorize the issuance and sale of amounts not to exceed $15,000,000 in additional senior notes. The applicable interest rate and payment schedules for these shelf notes will be determined and mutually agreed upon at the time of issuance. The Company's exposure to changes in interest rates is minimal and limited to the outstanding balance of its line of credit facility, which represents 1.6% of total long-term debt at June 30, 2001. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

INFLATION
---------

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. In response to the rising cost of petroleum products, particularly diesel fuel, the Company has implemented a fuel surcharge in its tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the quarter ending June 30, 2001, the net effect of inflation on the Company's results of operations was minimal.

SEASONALITY
-----------

The Company's tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact the Company's performance by reducing demand and increasing operating expenses. The second and third quarters reflect increased demand for services during the spring and summer months, which generally result in improved operating margins.

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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:

         Exhibit No.     Description
         -----------     -------------------------------------------------------
         4.6.2           Note Purchase and Shelf Agreement between Old Dominion
                         Freight Line, Inc. and The Prudential Insurance Company of America dated May 1, 2001

         4.7.3 Credit Agreement between First Union National Bank and Old Dominion Freight Line, Inc., dated May 7, 2001

     b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OLD DOMINION FREIGHT LINE, INC.


DATE: AUGUST 9, 2001                         J. WES FRYE
      -----------------------------------    -----------------------------------
                                             J. Wes Frye
                                             Senior Vice President - Finance
                                             (Principal Financial Officer)



DATE: AUGUST 9, 2001                         JOHN P. BOOKER III
      -----------------------------------    -----------------------------------
                                             John P. Booker III
                                             Vice President - Controller
                                             (Principal Accounting Officer)