Form 10-Q
period 2001-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2001-11-09
CIK 878927

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        Yes  X .                No___.
                            ---

     As of November 9, 2001, there were 8,312,840 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                     Nine Months Ended
                                                       ------------------------------    ---------------------------------------
                                                         Sept. 30,       Sept. 30,           Sept. 30,           Sept. 30,
                                                            2001           2000                 2001                2000
(In thousands, except share and per share data)         (Unaudited)     (Unaudited)         (Unaudited)         (Unaudited)
---------------------------------------------------------------------- --------------    ------------------- -------------------
Revenue from operations                                    $  128,960    $   122,385            $   377,835          $  355,328

Operating expenses:
  Salaries, wages and benefits                                 77,408         72,048                229,432             210,558
  Purchased transportation                                      4,746          4,989                 14,307              14,644
  Operating supplies and expenses                              12,256         13,070                 38,518              37,122
  Depreciation and amortization                                 7,517          6,936                 22,326              20,026
  Building and office equipment rents                           1,806          1,777                  5,621               5,463
  Operating taxes and licenses                                  5,200          4,725                 15,637              14,129
  Insurance and claims                                          3,536          3,134                  9,842               9,016
  Communications and utilities                                  2,334          2,199                  7,211               6,440
  General supplies and expenses                                 4,748          4,660                 13,507              13,658
  Miscellaneous expenses                                        1,728            587                  4,511               2,674
                                                           ----------    -----------            -----------          ----------

    Total operating expenses                                  121,279        114,125                360,912             333,730
                                                           ----------    -----------            -----------          ----------

Operating income                                                7,681          8,260                 16,923              21,598

Other deductions:
  Interest expense, net                                         1,415          1,273                  4,441               3,205
  Other expense (income), net                                     267            (50)                  (235)                 39
                                                           ----------    -----------            -----------          ----------

    Total other deductions                                      1,682          1,223                  4,206               3,244
                                                           ----------    -----------            -----------          ----------

Income before income taxes                                      5,999          7,037                 12,717              18,354

Provision for income taxes                                      2,340          2,744                  4,960               7,158
                                                           ----------    -----------            -----------          ----------

Net income                                                 $    3,659    $     4,293            $     7,757          $   11,196
                                                           ==========    ===========            ===========          ==========


Basic and diluted earnings per share:                      $     0.44    $      0.52            $       .93          $     1.35

Weighted average shares outstanding:
Basic                                                       8,312,840      8,312,840              8,312,840           8,312,840
Diluted                                                     8,314,922      8,312,840              8,313,751           8,314,207

The accompanying notes are an integral part of these financial statements.

                        OLD DOMINION FREIGHT LINE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       September 30,              December 31,
                                                                           2001                       2000
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  6,017                   $     585
  Customer receivables, less allowances of $6,601
     and $6,068 respectively                                                    61,114                      54,273
  Other receivables                                                              3,900                       4,450
  Tires on equipment                                                             7,287                       6,912
  Prepaid expenses                                                               6,325                      12,499
  Deferred income taxes                                                          1,477                       1,477
                                                                     ------------------        --------------------

   Total current assets                                                         86,120                      80,196

Property and equipment:
  Revenue equipment                                                            203,703                     198,131
  Land and structures                                                          104,301                      90,469
  Other equipment                                                               42,585                      38,430
  Leasehold improvements                                                         4,438                       4,338
                                                                     ------------------        --------------------

   Total property and equipment                                                355,027                     331,368

Less accumulated depreciation and amortization                                (148,528)                    (130,018)
                                                                     ------------------        --------------------

   Net property and equipment                                                  206,499                     201,350

Other assets                                                                    18,016                      15,045
                                                                     ------------------        --------------------

   Total assets                                                              $ 310,635                   $ 296,591
                                                                     ==================        ====================

The accompanying notes are an integral part of these financial statements.

                        OLD DOMINION FREIGHT LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                       September 30,              December 31,
                                                                           2001                       2000
(In thousands, except share data)                                       (Unaudited)                 (Audited)
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $ 22,228                    $ 26,515
  Compensation and benefits                                                     11,192                      11,298
  Claims and insurance accruals                                                 15,206                      14,128
  Other accrued liabilities                                                      5,074                       2,434
  Income taxes payable                                                             998                          -
  Current maturities of long-term debt                                           7,934                       9,035
                                                                     ------------------        --------------------

      Total current liabilities                                                 62,632                      63,410

Long-term debt                                                                  81,004                      74,507
Other non-current liabilities                                                   12,863                      12,295
Deferred income taxes                                                           21,645                      21,645
                                                                     ------------------        --------------------

      Total long-term liabilities                                              115,512                     108,447

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
  authorized, 8,312,840 outstanding                                                831                         831
Capital in excess of par value                                                  23,907                      23,907
Retained earnings                                                              107,753                      99,996
                                                                     ------------------        --------------------

  Total stockholders' equity                                                   132,491                     124,734

Commitments and contingencies                                                        -                           -
                                                                     ------------------        --------------------

      Total liabilities and stockholders' equity                              $310,635                    $296,591
                                                                     ==================        ====================

The accompanying notes are an integral part of these financial statements.

                        OLD DOMINION FREIGHT LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended Sept. 30,
                                                                                ----------------------------------
                                                                                     2001               2000
(In thousands)                                                                   (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $  7,757           $ 11,196
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                    22,326             20,026
       Deferred income taxes                                                                 -                  -
       Loss (gain) on sale of property and equipment                                       137               (112)
       Changes in assets and liabilities:
         Customer and other receivables, net                                            (6,291)            (5,893)
         Tires on equipment                                                               (375)              (104)
         Prepaid expenses and other assets                                               5,713              3,209
         Accounts payable                                                               (4,287)            (2,952)
         Compensation, benefits and other accrued liabilities                            2,534              3,410
         Claims and insurance accruals                                                   1,548              2,048
         Income taxes payable                                                              998                 66
         Other liabilities                                                                  98                302
                                                                                ---------------    ---------------
             Net cash provided by operating activities                                  30,158             31,196
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                   (9,387)                 -
  Purchase of property and equipment                                                   (21,474)           (52,734)
  Proceeds from sale of property and equipment                                             739              1,311
                                                                                ---------------    ---------------
             Net cash used in investing activities                                     (30,122)           (51,423)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                              52,563              1,626
  Principal payments under long-term debt agreements                                    (7,917)            (7,384)
  Net (payments) proceeds on revolving line of credit                                  (39,250)            26,075
                                                                                ---------------     ---------------
             Net cash used in financing activities                                       5,396             20,317
                                                                                ---------------    ---------------
Increase (decrease) in cash and cash equivalents                                         5,432                 90
Cash and cash equivalents at beginning of period                                           585                781
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                            $  6,017           $    871
                                                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying consolidated interim financial statements have been prepared by Old Dominion Freight Line, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ACQUISITION OF BUSINESS ASSETS

On January 26, 2001 the Company entered into an agreement to purchase selected assets, consisting primarily of revenue equipment and real estate, from Carter & Sons Freightways, Inc. of Carrollton, Texas. While the purchase price has not been fully allocated, the Company anticipates cash outlays and the present value of assumed equipment leases to approximate $9,387,000. The pro forma effects of the acquisition are not material to the operations of the Company.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company will adopt SFAS No. 142 effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and has not yet determined what effect, if any, these tests will have on the earnings and financial condition of the Company.

In October 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial statements.

SUBSEQUENT EVENTS

None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months and Nine Months Ended September 30,
------------------------------------------------------------------------------
2001, Compared to the Three Months and Nine Months Ended September 30, 2000
---------------------------------------------------------------------------

              Expenses as a Percentage of Revenue from Operations
              ---------------------------------------------------

                                                           Three Months Ended                        Nine Months Ended
                                                             September 30,                             September 30,
                                                    ---------------------------------        ----------------------------------
                                                        2001               2000                   2001               2000
                                                    --------------     --------------        ---------------     --------------
Revenue from operations                                     100.0%             100.0%                 100.0%             100.0%
                                                    --------------     --------------        ---------------     --------------

Operating expenses:
    Salaries, wages and benefits                             60.0               58.9                   60.7               59.3
    Purchased transportation                                  3.7                4.1                    3.8                4.1
    Operating supplies and expenses                           9.5               10.7                   10.2               10.5
    Depreciation and amortization                             5.8                5.7                    5.9                5.6
    Building and office equipment rents                       1.4                1.4                    1.5                1.5
    Operating taxes and licenses                              4.0                3.8                    4.1                4.0
    Insurance and claims                                      2.7                2.6                    2.6                2.5
    Communications and utilities                              1.8                1.8                    1.9                1.8
    General supplies and expenses                             3.7                3.8                    3.6                3.8
    Miscellaneous expenses                                    1.4                 .5                    1.2                 .8
                                                    --------------     --------------        ---------------     --------------

Total operating expenses                                     94.0               93.3                   95.5               93.9
                                                    --------------     --------------        ---------------     --------------

Operating income                                              6.0                6.7                    4.5                6.1

Interest expense, net                                         1.1                1.0                    1.2                 .9
Other expense (income), net                                    .2                  -                    (.1)                 -
                                                    --------------     --------------        ---------------     --------------

Income before income taxes                                    4.7                5.7                    3.4                5.2

Provision for income taxes                                    1.9                2.2                    1.3                2.0
                                                    --------------     --------------        ---------------     --------------

Net income                                                    2.8%               3.5%                   2.1%               3.2%
                                                    ==============     ==============        ===============     ==============

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The third quarter of 2001 continued to reflect a weak national economy resulting in lower demand for transportation products when compared to the previous year comparable quarter. This economic environment was also negatively impacted by the terrorist attacks on September 11, 2001, which in addition to further reducing demand, also increased the Company's operating costs. Increased traffic congestion in the New York markets and more stringent security measures implemented throughout the Company's customer base resulted in additional costs. As a result of these and other cost factors, net income declined 14.8% for the quarter to $3,659,000 compared to $4,293,000 for the prior-year period. The Company's operating ratio, operating costs as a percentage of revenue, increased to 94.0% from 93.3%.

Revenue for the third quarter of 2001 was $128,960,000, an increase of 5.4% from $122,385,000 for the third quarter 2000. The increased revenue for the quarter was achieved through improvements in pricing and a shift in the Company's tonnage mix. Pricing, as measured in revenue per hundredweight, improved to $10.31 compared to $9.55 for the comparable period, an improvement of 7.9%. The increase in the overall revenue per hundredweight can be attributed to a higher less-than-truckload ("LTL") tonnage mix, which generally is priced at a higher revenue per hundredweight than truckload shipments weighing over 10,000 lbs. The Company also implemented an increase in its general tariffs, effective August 6, 2001, that contributed to a 2.9% increase in LTL revenue per hundredweight for the quarter.

Tonnage decreased 2.3% to 626,000 tons from 641,000 tons for the comparable quarter. LTL tonnage, which comprised 72.7% of total tonnage for the quarter, increased 5.3%. This increase was offset by a 11.8% decrease in shipments weighing between 10,000 and 20,000 lbs., a 32.7% decrease in tonnage for truckload shipments weighing over 20,000 lbs. and a 16.9% decrease in container tonnage. The third quarter of 2001 continues a trend of smaller shipments, in terms of weight, that has been prevalent throughout the year. The Company believes this is indicative of the weakness in the economy, which is manifest in a lower demand for its shipper's products.

While lower demand and generally weaker financial results remain an industry problem, the Company has continued to implement its long-term strategic plan to increase market share through improved service products and selective geographic expansion. During the third quarter, the Company continued to benefit from its acquisition of selected assets of Carter & Sons Freightways Inc. of Carrollton, Texas, on February 12, 2001. As a result of this acquisition, the Company opened 13 new service centers and expanded its full state coverage to 23 states with the addition of Texas and Oklahoma. These new service centers and the consolidation of 10 more service centers formerly operated by Carter & Sons provided an additional source of revenue and tonnage for the third quarter. Intra-regional revenue within the Company's South Central Area, which contains most of the newly acquired service centers, increased 110.5%, or $1,960,000, over the prior-year quarter.

The increase in the Company's operating ratio was primarily due to three key factors: increased health care costs, additional provisions for potential write-off of customer accounts receivable and increases in certain operating costs due to excess capacity.

The Company self-insures a significant portion of the group health benefits it provides for its employees and their families. This cost increased 31.8% or $5,842,000 over the prior-year quarter. In particular, significant increases were incurred in both the cost and frequency of use for prescription drugs. The Company anticipates the trend of escalating health care costs to continue for the immediate future, consistent with national trends. In response, management is currently analyzing its benefit plans and most recent claims experience to identify opportunities to lower its costs.

As the economy has weakened, the Company has experienced increases in both the aging of its accounts receivable and the amount of receivables turned over to third party collection agencies. As a result, the Company increased bad debt expense to $1,446,000 for the quarter, an increase of $636,000 over the third quarter of 2000. Bad debt expense is recorded in "Miscellaneous Expenses" on the Company's Consolidated Statements of Operations.

Since the end of the third quarter 2000, the Company has increased its tractor fleet 5.1%, its trailer fleet 6.4% and has expanded its service center network to 115 locations from 104. This increase in equipment and service center capacity, when combined with 2.3% decrease in tonnage, has caused certain operating costs to increase as a percentage of revenue. Operating taxes and licenses expense increased to 4.0% from 3.8% while depreciation and amortization expenses increased to 5.8% of revenue from 5.7% for the comparable quarters.

While tonnage decreased for the comparable quarters, intercity miles increased by 2.7%. As a result, linehaul driver labor increased to 12.0% of revenue compared to 11.7% for the third quarter of 2000. Management believes this loss of linehaul density was caused by the overall weakness in the economy, the additional linehaul lanes required to service 11 new service center locations and lack of density in the Company's newer full-state coverage markets. Until these markets mature and the overall economic climate improves, the Company may experience underutilized linehaul capacity as it continues to meet its published service standards. However, in order to continue to increase market share, the Company believes these cost are necessary to provide quality and consistent service in its new and existing markets.

Fuel expenses decreased to 4.9% of revenue from 5.6% for the third quarter of 2000. This reflects a gradual decline in fuel prices since the fourth quarter 2000, a trend that has continued into the fourth quarter 2001. To offset the price volatility of petroleum based products such as diesel fuel, the Company has implemented a fuel surcharge on most of its tariffs and contracts. Generally, the surcharge provides for increases in revenue as fuel costs increase above certain benchmark price levels.

Net interest expense for the third quarter of 2001 increased slightly to 1.1% of revenue from 1.0% for the prior-year comparable period, primarily as a result of an increase in the amount of debt outstanding between the quarters. Net income was $3,659,000 compared to $4,293,000, a decrease of 14.8%, and the effective tax rate for both the third quarter of 2001 and 2000 was 39.0%.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

Revenue for the first three quarters of the year was $377,835,000 compared to $355,328,000 for the prior-year period, an increase of 6.3%. Increases in operating expenses outpaced revenue growth and as a result, the Company's operating ratio increased to 95.5% from 93.9%. Net income for the period decreased 30.7% to $7,757,000 from $11,196,000 for the comparable period in 2000.

The Company's financial results for the first nine months of 2001 were impacted by both the deceleration of the national economy and the acquisition of selected assets of Carter & Sons Freightways Inc. In the first three quarters of the year, economic factors depressed demand for transportation services as reflected by only a .8% decrease in tonnage between the two periods. Although total tonnage was relatively flat, LTL tonnage grew 5.5% while tonnage from shipments weighing more than 10,000 lbs. declined. Because LTL shipments generally are priced at a higher revenue per hundredweight, the Company increased revenue while tonnage decreased. Net revenue per hundredweight was $10.07 through the first nine months of 2001 compared to $9.40 for the prior-year period, an increase of 7.2%. This increase reflects both the change in tonnage mix and a rate increase on the Company's general tariffs implemented in August 2001.

The Carter & Sons acquisition in February 2001 contributed to the Company's ability to grow tonnage and revenue in a period where industry levels generally declined. As a result of this acquisition, the Company opened 13 new service centers, primarily in Texas and Oklahoma. Combined with its existing operations, this expansion generated a 110.7% increase in intra-regional revenue for the Company's South Central Region.

The Company targeted revenue growth in the range of 10% to 15% for the current year, a goal that will be extremely difficult to obtain in the current economic environment. The terrorist attacks on September 11, 2001 have also had a negative impact on demand for transportation products and have negatively impacted costs, which has carried over into the fourth quarter of the year. As a result, the Company is experiencing excess capacity or lack of density in its operations that has resulted in an increase in its operating ratio. Also contributing to the cost increases are markets acquired in the Carter acquisition, which have yet to mature and supply the Company with the density required to contribute to profitability. The Company expects that as those markets mature and the economy improves, its historic levels of density, operating ratio and profitability will return. Excess capacity is also evident by the increase in depreciation and amortization expense to 5.9% of revenue from 5.6% in the prior-year period. These increases are due to underutilization of a larger revenue equipment fleet and operating more owned service center facilities in the first nine months of 2001.

In addition to these factors, the Company also experienced increases in certain costs that impacted its results. Linehaul driver pay increased to 12.3% of revenue from 11.8% for the prior-year period primarily as a result of a general wage increase in September 2001 and a .3% decline in revenue per intercity mile.

Health care and workers compensation expenses increased 22.8% and 14.3%, respectively, when compared with the prior-year period. The Company monitors these expenses for opportunities to prevent and minimize these costs; however, health care costs continue to escalate disproportionately to other cost increases incurred by the Company.

Fuel expense remained relatively flat at 5.4% for the two comparable periods. The Company has implemented a fuel surcharge in its general tariffs and contracts, which has effectively offset the increase in the price of petroleum products required by the Company's operations. The fuel surcharge is recorded in net revenue. The Company seeks to continue to apply these surcharges until prices fall below certain floor levels.

As a result of a higher average level of debt outstanding for the first nine months of 2001, interest expense increased to 1.2% of revenue from .9%. Outstanding debt was $88,938,000 at September 30, 2001 compared to $85,187,000 at September 30, 2000, an increase of 4.4%. This increase is primarily due to the additional financing required to fund $30,122,000 of net capital expenditures in 2001 and $61,030,000 of net capital expenditures in 2000..

The effective tax rate for both periods was 39%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $30,122,000 during the first nine months of 2001. Cash flows generated internally funded all of the required capital expenditures for this period. At September 30, 2001, long-term debt including current maturities increased to $88,938,000 from $83,542,000 at December 31, 2000.

The Company estimates net capital expenditures to be approximately $35,000,000 to $40,000,000 for the year ending December 31, 2001. Of that, approximately $23,000,000 is planned to be used for purchase or construction of larger replacement service centers or expansion of existing service centers, $8,000,000 is planned to be used to purchase revenue equipment, $7,000,000 is planned to be used for investments in technology and other assets. The Company plans to fund these expenditures primarily through cash flows from operations supplemented by additional borrowings.

On May 31, 2000 the Company entered into a $62,500,000 uncollateralized committed credit facility that consists of a $50,000,000 line of credit and a $12,500,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for the third quarter of 2001 under this agreement was based upon LIBOR plus .85%. A fee of .25% was charged on the unused portion of the line of credit and fees ranging between .70% to .71% were charged on outstanding standby letters of credit. At September 30, 2001, there were no outstanding borrowings on the line of credit and $6,853,000 outstanding on the standby letter of credit facility. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers' compensation claims. On May 31, 2001 this credit agreement was amended, effective May 7, 2001, to decrease the line of credit facility to $20,000,000 for the remainder of the term.

On May 4, 2001, the Company entered into a $65,000,000 Note Purchase and Shelf Agreement with The Prudential Insurance Company of America ("Prudential"). Under this agreement, the Company assumed five senior notes totaling $50,000,000 issued by Prudential and its associates, all of which bear an interest rate of 6.93% and a maturity date of August 10, 2008. The notes call for quarterly interest payments beginning on August 10, 2001 and 10 semi-annual principal payments of $5,000,000 beginning on February 10, 2004. The proceeds from this agreement were used to reduce the outstanding balance on the Company's revolving line of credit. The terms of the agreement allow the Company to authorize the issuance and sale of amounts not to exceed $15,000,000 in additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance. The Company's exposure to changes in interest rates is minimal and limited to the outstanding balance of its line of credit facility, which had no outstanding balance at September 30, 2001. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using any fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

INFLATION
---------

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. In response to the rising cost of petroleum products, particularly diesel fuel, the Company has implemented a fuel surcharge in its tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the quarter ending September 30, 2001, the net effect of inflation on the Company's results of operations was minimal.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits:  None

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OLD DOMINION FREIGHT LINE, INC.


DATE:  NOVEMBER 9, 2001                         J. WES FRYE
       ----------------------------------       ------------------------------
                                                J. Wes Frye
                                                Senior Vice President - Finance
                                                (Principal Financial Officer)



DATE:  NOVEMBER 9, 2001                         JOHN P. BOOKER III
       ----------------------------------       ------------------------------
                                                John P. Booker III
                                                Vice President - Controller
                                                (Principal Accounting Officer)