Form 10-K405
period 2001-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2002-03-26
CIK 878927

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number: 0-19582

                         OLD DOMINION FREIGHT LINE, INC.
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                       56-0751714
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

                              500 Old Dominion Way
                              Thomasville, NC 27360
                    (Address of principal executive offices)

                  Registrant's Telephone Number (336) 889-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($.10 par value)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No___ .
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 19, 2002, was $17,769,010.

As of March 25, 2002, the registrant had 8,315,240 outstanding shares of Common Stock ($.10 par value).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

General

Old Dominion Freight Line, Inc. ("Old Dominion", the "Company" or the "Registrant", as appropriate for this report) is an interregional and multi-regional motor carrier transporting primarily less-than-truckload ("LTL") shipments of general commodities, including consumer goods, textiles and capital goods to a diversified customer base. In 2001, 97.8% of the Company's shipments were LTL shipments, which are defined as shipments weighing less than 10,000 lbs. LTL revenue comprised 90.8%, 89.4% and 88.9% of the Company's operating revenue in 2001, 2000 and 1999, respectively. The Company serves regional markets in the Southeast, South Central, Northeast, Midwest and West regions of the country. Old Dominion connects these geographic regions with high quality interregional service. The Company has also developed strategic partnerships with foreign-based motor carriers, particularly in Canada and Mexico, to provide its customers with service to destinations outside the United States.

Old Dominion transports shipping containers between several port cities and inland points, primarily in its core southeastern service area. For the year ended December 31, 2001, container services accounted for 2.1% of the Company's operating revenue. Old Dominion also provides assembly and distribution services primarily to its retail customers.

Old Dominion's operating strategy is to provide high quality and timely service, including time definite, guaranteed and expedited delivery services, at competitive prices, while maintaining low operating costs. Along key interregional lanes, Old Dominion maintains published service standards that generally provide for delivery time schedules that are faster than those of its principal national competitors, in part, because of its more efficient service center network and use of team drivers. The Company's service standards generally provide for delivery times of between two and three days along key interregional lanes between 500 and 1,500 miles. The Company also provides for one or two-day delivery along regional lanes of less than 500 miles, which Old Dominion believes is highly competitive.

The Company seeks to reduce unit operating costs and improve service by building freight volume, or density, in its markets. Increasing density reduces unloading and reloading at breakbulk facilities, resulting in faster transit times, reduced cargo claims and more efficient equipment utilization. Old Dominion also lowers its cost structure and reduces cargo claims by using twin 28-foot trailers exclusively in its linehaul operations. Use of twin 28-foot trailers permits the Company to transport freight directly from its point of origin to destination with minimal unloading and reloading, and permits more freight to be hauled behind a tractor than could be hauled if the Company used one larger trailer. Approximately 53% of the Company's LTL tonnage moves directly from the origination service center to its destination without being reloaded to another trailer at a breakbulk facility, with a substantial majority of the remaining tonnage experiencing no more than one breakbulk handling per shipment. Further, management believes that it gains an operating advantage by maintaining a flexible work force, which permits service center employees to perform several functions that result in reliable deliveries and a higher level of customer satisfaction.

The LTL Industry

LTL companies are generally categorized as regional, interregional or national motor carriers based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as interregional carriers. National carriers generally have average lengths of haul that exceed 1,000 miles. For the year ended December 31, 2001, Old Dominion's average length of haul was 877 miles.

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

In recent years, many shippers have attempted to simplify their transportation requirements by reducing the number of carriers they use by establishing service-based, long-term relationships with a small group of preferred or "core carriers" or by the use of third party logistics providers. This trend toward the use of "core carriers" and third party logistics offers significant growth opportunities for carriers that possess financial stability and can provide both regional and interregional, high quality service with low costs. The Company believes that this trend has created an opportunity for it to increase lane and service center density along key interregional lanes in which a relatively small number of carriers offer high quality service. Old Dominion's strategy is to continue to capitalize on its ability to build its market share in key interregional and regional lanes. From time to time, certain national carriers have sought to compete in selected interregional markets and along selected interregional lanes and may seek to do so in the future as national markets mature, but the Company believes that it holds a key competitive advantage over its principal national competitors due to its more efficient service center network.

Revenue Equipment and Maintenance

At December 31, 2001, the Company operated 2,544 tractors. The Company generally uses new tractors in linehaul operations for approximately three to five years and then transfers those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of Company service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2001, the Company operated a fleet of 10,180 trailers. As the Company has expanded and its needs for equipment have increased, the Company has purchased new trailers as well as trailers meeting its specifications from other trucking companies that have ceased operations. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing the trailer fleet's average age; however, the Company believes the age of its trailer fleet compares favorably with its competitors.

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

The table below reflects, as of December 31, 2001, the average age of Old Dominion's revenue equipment:

      Type of Equipment                        Number
      (Categorized by Primary Use)           of Units            Average Age
      ----------------------------           --------            -----------

      Linehaul tractors                         1,742              3.7 years
      Pickup and delivery tractors                802              8.5 years
      Pickup and delivery trucks                   31              6.1 years
      Linehaul trailers                         8,241              8.4 years
      Pickup and delivery trailers              1,939             12.9 years

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

The table below sets forth the Company's capital expenditures for certain revenue equipment during 2001, 2000 and 1999:

      Year  Land & Structures  Tractors        Trailers        Total
      ----  -----------------  --------        --------        -----

      2001    $ 33,178,000      $  5,478,000     $ 2,972,000   $ 41,628,000
      2000    $ 21,189,000      $ 21,546,000     $ 9,291,000   $ 52,026,000
      1999    $ 17,015,000      $  7,886,000     $ 4,360,000   $ 29,261,000

Service Center Operations

At December 31, 2001, Old Dominion conducted operations through 115 service center locations, of which it owns 45 and leases 70. The Company operates major breakbulk facilities in Atlanta, Georgia; Greensboro, North Carolina; Harrisburg, Pennsylvania; Indianapolis, Indiana; Morristown, Tennessee; and Rialto, California, while using some smaller service centers for limited breakbulk activity. Old Dominion's service centers are strategically located to permit the Company to provide the highest quality service and minimize freight rehandling costs.

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

Marketing and Customers

At December 31, 2001, the Company had a sales staff of 268 employees. The Company compensates its sales force, in part, based upon revenue generated, Company and service center profitability and on-time service performance, which the Company believes helps to motivate those employees.

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

For the year ended December 31, 2001, Old Dominion's largest 20, 10, and 5 customers accounted for approximately 18.5%, 12.7% and 7.7%, respectively, of the Company's operating revenue. The Company's largest customer for 2001 accounted for approximately 2.3% of operating revenue. While the Company is not dependent upon one customer, a reduction or termination of services provided by the Company to a large group of customers could have an adverse effect on the Company's business and operating results.

Competition

The transportation industry is highly competitive on the basis of both price and service. Old Dominion competes with regional, interregional and national LTL and truckload carriers and, to a lesser extent, with air freight carriers and railroads, a number of which have greater financial resources, operate more equipment and have larger freight capacity than the Company. The Company believes that it is able to compete effectively in its markets by providing high quality and timely service at competitive prices.

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

Safety and Insurance

The Company's Vice President - Safety and Personnel and Vice President - Field Services implement and monitor its safety and loss prevention programs with the assistance of 15 field supervisors. The Company's accident frequency, as defined by the National Safety Council (including minor and unavoidable accidents), was 7.8, 7.4 and 7.3 accidents per million miles for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company is self-insured for bodily injury and property damage claims up to $250,000 per occurrence. Cargo claims are self-insured up to $100,000; however, after the first two losses exceed $100,000 in a policy year, the retention under the Company's excess insurance policy is reduced to $50,000 per occurrence. The Company also is self-insured for workers' compensation in certain states and has first dollar or high deductible plans in the other states. The Company believes that its policy of self-insuring up to set limits, together with its safety and loss prevention programs, is an effective means of managing insurance costs.

Old Dominion believes that its current insurance coverage is adequate to cover its liability risks.

Fuel Availability and Cost

The motor carrier industry is dependent upon the availability of diesel fuel. Increases in fuel prices and fuel taxes, to the extent not offset by rate increases or fuel surcharges to customers, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. The Company has not experienced difficulties in maintaining a consistent and ample supply of fuel. In periods of extreme price increases, the Company has implemented a fuel surcharge to offset the additional cost of fuel, which is consistent with other competitors. Management believes that the Company's operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of its competitors. Fuel costs, excluding fuel taxes, averaged 5.1% of revenue in 2001. In response to fuel price fluctuations, the Company implemented a fuel surcharge in August 1999, which has remained in effect since that time.

Employees

At December 31, 2001, the Company employed 6,106 individuals in the following categories:

                                                            Number of
                 Category                                   Employees
                 --------                                   ---------
                 Drivers                                      3,082
                 Platform                                     1,077
                 Mechanics                                     194
                 Sales                                         268
                 Salaried, clerical and other                 1,485


At December 31, 2001, the Company employed 1,344 linehaul drivers and 1,738 city drivers. All drivers hired by the Company are selected based upon driving records and experience. Drivers are required to pass drug tests at employment and are later required to take such tests periodically, by random selection. Competition for drivers is intense within the trucking industry, and the Company periodically experiences difficulties in attracting and retaining qualified drivers. There can be no assurance that the Company's operations will not be affected by a shortage of qualified drivers in the future which could result in temporary under-utilization of revenue equipment, difficulty in meeting shipper demands and increased compensation levels for drivers. Difficulty in attracting or retaining qualified drivers could require the Company to limit growth and have a material adverse effect on the Company's operations.

To help fulfill driver needs, the Company offers employees and their families the opportunity to become drivers through the "Old Dominion Driver Training Program". Since its inception in 1988, 1,112 individuals have graduated from that program, from which the Company has experienced an annual turnover rate of approximately 9%. In management's opinion, driver qualification programs, which are required to be taken by all Company drivers, have been important factors in improving the Company's safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid for 2001 were approximately $622,000.

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

Executive Officers of the Company

The following table sets forth information regarding the executive officers of the Company:

          Name and Age              Positions and Offices with the Company
          ------------              --------------------------------------

          Earl E. Congdon (71)      Chairman of the Board of Directors and Chief
                                    Executive Officer

          John R. Congdon (69)      Vice Chairman of the Board of Directors

          David S. Congdon (45)     President, Chief Operating Officer

          John B. Yowell (50)       Executive Vice President

          J. Wes Frye (54)          Sr. Vice President - Finance, Treasurer,
                                    Chief Financial Officer and Assistant
                                    Secretary

          Joel B. McCarty, Jr. (64) Sr. Vice President, General Counsel and
                                    Secretary

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

David S. Congdon has been employed by the Company since 1978 and, since May 1997, has served as President and Chief Operating Officer. He has held various positions in the Company including Vice President - Quality and Field Services, Vice President - Quality, Vice President - Transportation and other positions in operations and engineering. He is the son of Earl E. Congdon.

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

ITEM 2. PROPERTIES

The Company owns its general offices located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 23.6 acres of land. The Company also owns service center facilities in Birmingham, Dothan and Huntsville, Alabama; Tucson, Arizona; Los Angeles and Rialto, California; South Windsor, Connecticut; Atlanta, Georgia; Jacksonville, Miami, Orlando and Tampa, Florida; Des Plaines, Illinois; Kansas City, Kansas; Baltimore, Maryland; Detroit, Michigan; Minneapolis, Minnesota; Tupelo, Mississippi; Syracuse, New York; Asheville, Charlotte, Fayetteville, Hickory, Wilmington and Wilson, North Carolina; Cincinnati and Columbus, Ohio; Oklahoma City, Oklahoma; Pittsburgh, Pennsylvania; Providence, Rhode Island; Charleston, Columbia and Greenville, South Carolina; Chattanooga, Memphis, Morristown and Nashville, Tennessee; Amarillo, Dallas and Houston, Texas; Richmond, Manassas, Martinsville and Norfolk, Virginia; and Milwaukee, Wisconsin.

The Company also owns non-operating properties in Jacksonville, Florida; Tupelo, Mississippi; St. Louis, Missouri; Cincinnati, Ohio; Fayetteville and Hickory, North Carolina; Memphis, Morristown, and Nashville, Tennessee; and two properties in Houston, Texas, all of which are held for lease. Currently, the Jacksonville property is leased until December 2002; the St. Louis property is leased until February 2004; the Hickory property is leased until June 2002; the Nashville property is leased month to month; one of the Houston properties is leased until December 2003; and the Cincinnati, Fayetteville, Memphis, Morristown, Tupelo and second Houston property are not under lease.

At December 31, 2001, Old Dominion leased 70 of its 115 service centers. These leased facilities are dispersed over the 35 states in which the Company operates service center facilities in the Southeast, Northeast, Midwest, South Central and West regions of the country. The length of these leases ranges from month-to-month to a lease that expires in July 2008. The Company believes that as current leases expire, it will be able either to renew them or find comparable facilities without incurring any material negative impact on service to customers or its operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Common Stock and Dividend Information

The common stock of Old Dominion Freight Line, Inc. is traded on the Nasdaq National Market under the symbol ODFL. At March 18, 2002, there were approximately 749 holders of the common stock, including 125 stockholders of record. No dividends were paid on the Company's common stock in 2001. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth the high and low share sales prices of the Company's common stock for the periods indicated, as reported by the Nasdaq National Market:

                                                 2001
                        --------------------------------------------------------
                          First          Second          Third          Fourth
                         Quarter        Quarter         Quarter         Quarter

--------------------------------------------------------------------------------
High                $     10.750    $    13.500    $     14.950   $      13.370
Low                 $      9.250    $     8.560    $      9.780   $      10.250

                                                 2000
                   -------------------------------------------------------------
                      First            Second            Third          Fourth
                     Quarter          Quarter           Quarter         Quarter
--------------------------------------------------------------------------------
High            $     13.000      $    12.500      $     11.000   $      10.500
Low             $     10.750      $     8.875      $      8.750   $       8.500


Market Makers:

Spear, Leeds & Kellogg L.P.; Sherwood Securities Corp.; Knight Securities, L.P.; ABN AMRO Securities LLC; BB&T Investment Services, Inc.; Davenport & Company, LLC; The BRUT ECN, L.L.C.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                                                               For the Year Ended December 31,
                                                -------------------------------------------------------------
(In thousands, except per share amounts
and operating statistics)                             2001        2000        1999        1998        1997
------------------------------------------------------------------------------------------------------------
Operating Data:
Revenue from operations                            $ 502,239   $ 475,803   $ 426,385   $ 383,078   $ 328,844

Operating expenses:
  Salaries, wages and benefits                       306,361     283,121     258,900     229,188     193,523
  Purchased transportation                            18,553      19,547      14,504      15,696      15,494
  Operating supplies and expenses                     50,788      50,074      36,749      31,485      30,311
  Depreciation and amortization                       29,888      27,037      25,295      21,887      17,173
  Building and office equipment rents                  7,499       7,196       7,330       7,285       6,921
  Operating taxes and licenses                        20,525      18,789      17,699      16,791      13,968
  Insurance and claims                                13,229      12,465      10,200      12,277      10,033
  Communications and utilities                         9,623       8,488       7,532       7,011       6,152
  General supplies and expenses                       17,510      18,527      15,852      15,000      11,976
  Miscellaneous expenses, net                          3,538       3,806       4,268       3,881       3,282
                                                   ---------------------------------------------------------
    Total operating expenses                         477,514     449,050     398,329     360,501     308,833
                                                   ---------------------------------------------------------
Operating income                                      24,725      26,753      28,056      22,577      20,011
Interest expense, net                                  5,899       4,397       4,077       4,331       3,547
Other (income) expense, net                             (691)        (97)        522         311         273
                                                   ---------------------------------------------------------
Income before income taxes                            19,517      22,453      23,457      17,935      16,191
Provision for income taxes                             7,612       8,757       9,056       6,815       6,153
                                                   ---------------------------------------------------------
Net income                                         $  11,905   $  13,696   $  14,401   $  11,120   $  10,038
                                                   =========================================================

Earnings Per Share:
Basic                                              $    1.43   $    1.65   $    1.73   $    1.34   $    1.21
Diluted                                            $    1.43   $    1.65   $    1.73   $    1.34   $    1.21

Weighted Average Shares Outstanding:
Basic                                                  8,313       8,313       8,312       8,312       8,312
Diluted                                                8,314       8,314       8,316       8,323       8,322

Operating Statistics:
Operating ratio                                         95.1%       94.4%       93.4%       94.1%       93.9%
LTL revenue per hundredweight                      $   13.09   $   12.83   $   11.82   $   11.28   $   11.37
Revenue per intercity mile                         $    3.37   $    3.43   $    3.26   $    3.09   $    2.99
Intercity miles (in thousands)                       149,100     138,848     130,648     123,816     110,120
LTL tonnage (in thousands)                             1,788       1,697       1,644       1,527       1,334
Shipments (in thousands)                               3,463       3,278       3,140       2,980       2,607
Average length of haul (miles)                           877         869         844         853         869

Balance Sheet Data:                                                  As of December 31,
                                                   ---------------------------------------------------------
                                                       2001         2000       1999        1998        1997
                                                   ---------------------------------------------------------
Current assets                                     $  73,866   $  80,196   $  76,254   $  69,789   $  59,860
Current liabilities                                   50,566      63,410      71,582      54,481      39,084
Total assets                                         310,840     296,591     257,579     241,799     191,061
Long-term debt (including current maturities)         98,422      83,542      64,870      70,589      47,301
Stockholders' equity                                 136,639     124,734     111,038      96,637      85,501

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

                                                                   2001              2000              1999
------------------------------------------------------------------------------------------------------------------
Revenue from operations                                           100.0%            100.0%            100.0%
                                                               ----------        ----------        ----------

Salaries, wages and benefits                                         61.0              59.5              60.7
Purchased transportation                                              3.7               4.1               3.4
Operating supplies and expenses                                      10.1              10.5               8.6
Depreciation and amortization                                         6.0               5.7               5.9
Building and office equipment rents                                   1.5               1.5               1.7
Operating taxes and licenses                                          4.1               4.0               4.2
Insurance and claims                                                  2.6               2.6               2.4
Communication and utilities                                           1.9               1.8               1.8
General supplies and expenses                                         3.5               3.9               3.7
Miscellaneous expenses, net                                            .7                .8               1.0
                                                               ----------        ----------        ----------

Total operating expenses                                             95.1              94.4              93.4
                                                               ----------        ----------        ----------

Operating income                                                      4.9               5.6               6.6

Interest expense, net                                                 1.2                .9               1.0
Other (income) expense, net                                           (.2)                 -               .1
                                                               ----------        ----------        ----------

Income before income taxes                                            3.9               4.7               5.5

Provision for income taxes                                            1.5               1.8               2.1
                                                               ----------        ----------        ----------

Net income                                                            2.4%              2.9%              3.4%
                                                               ==========        ==========        ==========

Results of Operations

2001 Compared to 2000

While lower demand for transportation products was experienced industry-wide, the Company continued to implement its long-term strategy to increase market share through improved service products and selective geographic expansion. On February 10, 2001, the Company purchased selected assets of Carter & Sons Freightways, Inc. of Carrollton, Texas. Carter & Sons operated a regional less-than-truckload network of 23 service centers, primarily in Texas and surrounding states. As a result, the Company opened 13 new service centers and merged the remaining 10 service centers into its existing operations. This acquisition allowed the Company to expand its full-state coverage to 23 states and enhanced its regional and interregional markets in the continental United States. The Company estimates that the acquisition generated approximately $23,000,000 of additional revenue in 2001.

A weak national economy, compounded by the terrorist attacks on September 11, 2001, impacted the Company's ability to reach its financial performance goals for 2001. While revenue grew to $502,239,000, or 5.6% over 2000, increases in operating costs outpaced revenue growth and resulted in a 13.1% decline in net income to $11,905,000 compared to $13,696,000 in 2000. Diluted earnings per share for the year was $1.43 compared to $1.65, a decrease of 13.3%. The Company's operating ratio for 2001, a measure of profitability calculated by dividing operating costs by revenue, increased to 95.1% from 94.4% in 2000.

In 2001, the Company continued its process of improving its service products and transit times. Between January 1 and May 30, the Company reduced standard transit times in approximately 25% of its more than 13,000 service lanes. In early 2002, the Company announced reductions in transcontinental transit times by one day in approximately 200 service lanes. The Company believes that it can continue to increase its market share by providing superior transit times, offering flexible and guaranteed service options through its Speed Service products and through competitive pricing.

Although total tonnage decreased .4% in 2001 when compared with 2000, LTL tonnage, or shipments weighing less than 10,000 lbs., increased 5.4%. Because LTL shipments generally are priced at a higher revenue per hundredweight, the Company's revenue increased while tonnage decreased. Net revenue per hundredweight was $10.11 compared to $9.54 for the prior year, an increase of 6.0%.

The Company operated 115 service centers at year-end 2001 compared to 104 service centers in 2000. These additional service centers required the Company to increase its tractor and trailer fleet by 6.6% and 6.1%, respectively. Increases in the number of service centers and the equipment fleet, combined with relatively flat tonnage between 2001 and 2000, generated excess capacity and a resulting increase in depreciation and amortization expense to 6.0% of revenue from 5.7% for 2000.

Linehaul driver pay increased to 12.3% of revenue from 11.8% in 2000, a result of an increase in intercity miles driven without a comparable increase in revenue per mile. Intercity miles increased 7.4% while revenue per intercity mile decreased 1.7%, an indication that linehaul density declined between the two periods.

The Company self-insures a significant portion of the group health benefits it provides for its employees and their families. These costs increased 24.5% or $4,269,000 over the prior year and significantly contributed to the increase in the Company's operating ratio. Although the Company anticipates the trend of escalating health care costs to continue for the immediate future, consistent with national trends, it has identified opportunities to offset a portion of these higher costs and has implemented those changes in January 2002.

Fuel expense decreased to 5.1% of revenue from 5.6% in 2000. The Company's general tariffs and contracts generally include provisions for a fuel surcharge, recorded in net revenue, which has effectively offset significant diesel fuel price fluctuations. The Company seeks to apply these surcharges until prices fall below certain floor levels.

Results for 2001 also include the sale and disposition of land and structures, which included both operating and non-operating properties. Operating properties were sold for gains before taxes totaling $2,114,000 and were recorded in "Miscellaneous expenses, net". "Other (income) expense, net" included the sale and disposal of non-operating properties for a net gain before taxes of $772,000.

As a result of a higher average level of debt outstanding during 2001, interest expense increased to 1.2% of revenue from .9%. Outstanding debt was $98,422,000 at December 31, 2001 compared to $83,542,000 at December 31, 2000, an increase of 17.8%. This increase in debt is primarily due to increased working capital requirements and to additional financing required to fund $46,963,000 of net capital expenditures in 2001. The Company capitalized $232,000 in interest charges in 2001 compared to $1,031,000 in 2000.

The tax rate for both 2001 and 2000 was 39%.

2000 Compared to 1999

Revenue for 2000 was $475,803,000, an increase of 11.6 % over 1999 revenue of $426,385,000. The Company met its targeted revenue growth of between 10% to 15% by expanding its market share in its existing markets, through selected geographic expansion, by increasing its service product offerings and by implementing a fuel surcharge on its base tariffs and contract pricing.

In January 2000, the Company intensified its strategy to increase market share within existing areas of operations by implementing full state coverage in 16 states east of the Mississippi River. By the end of the second quarter, the Company implemented full state coverage in 5 additional states, bringing the total to 21 states. In addition, the Company opened 6 new service centers in 2000, including openings in West Virginia and Oklahoma. These openings increased the number of states in which the Company has service center facilities to 35. The Company also introduced its new guaranteed and expedited service product, Speed Service in early 2000. Speed Service is anticipated to grow significantly as more customers demand service sensitive and customized delivery services.

In response to the rising costs of petroleum products, particularly diesel fuel, the Company implemented a fuel surcharge on its tariffs in August 1999. Generally, this surcharge was designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. The fuel surcharge accounted for approximately 3.4% of revenue for 2000 while accounting for approximately .4% of revenue for 1999.

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

The operating ratio increased to 94.4% in 2000 from 93.4% in 1999. Increases in operating supplies, purchased transportation, insurance and claims liabilities, and general supplies and expenses contributed to the increased operating ratio, the 4.6% decline in operating income and the 4.9% decline in net income in 2000 compared to 1999. Diesel fuel, which is expensed in operating supplies, increased in 2000 to 5.6% of revenue from 3.7% in 1999. While this cost element reflected the most significant and dramatic increase over the prior year, the Company was able to offset its impact with the implementation of fuel surcharges.

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

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $46,963,000 during 2001. Cash flows generated internally funded 68.7% of the required capital expenditures for the year while the remainder was funded through additional borrowings. At December 31, 2001, long-term debt including current maturities increased to $98,422,000 from $83,542,000 at December 31, 2000.

The Company estimates net capital expenditures to be approximately $55,000,000 to $60,000,000 for the year ending December 31, 2002. Of that, approximately $18,000,000 is planned to be used for the purchase or construction of larger replacement service centers or expansion of existing service centers, $29,000,000 is planned to be used to purchase revenue equipment and the balance is planned to be used for investments in technology and other assets. The Company plans to fund these expenditures primarily through cash flows from operations supplemented by additional borrowings.

On May 31, 2000 the Company entered into a $62,500,000 uncollateralized committed credit facility consisting of a $50,000,000 line of credit and a $12,500,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for 2001 under this agreement was based upon LIBOR plus ..70% to .85%. A fee ranging from .20% to .25% was charged on the unused portion of the line of credit, and fees ranging between .60% to .71% were charged on outstanding standby letters of credit. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers' compensation claims. Effective May 7, 2001, the agreement was amended to decrease the line of credit from $50,000,000 to $20,000,000 for the remainder of the term. At December 31, 2001, there were $12,260,000 outstanding on the line of credit and $6,781,000 outstanding on the standby letter of credit facility.

On May 4, 2001, the Company entered into a $65,000,000 Note Purchase and Shelf Agreement with The Prudential Insurance Company of America ("Prudential"). Under this agreement, the Company assumed senior notes totaling $50,000,000 issued by Prudential and its associates, all of which bear an interest rate of 6.93% and a maturity date of August 10, 2008. The notes call for quarterly interest payments beginning on August 10, 2001 and 10 semi-annual principal payments of $5,000,000 beginning on February 10, 2004. The proceeds from this agreement were used to reduce the outstanding balance on the Company's revolving line of credit. The terms of the agreement allow the Company to authorize the issuance and sale of amounts not to exceed $15,000,000 in additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

With the exception of the Company's line of credit, interest rates are fixed on all of its debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to the outstanding balance of its line of credit facility, which was $12,260,000 at December 31, 2001. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company is not using fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

A significant decrease in demand for the Company's services could limit its ability to generate cash flow and effect profitability. Most of the Company's debt agreements have covenants that require stated levels of financial performance, which if not achieved, could cause acceleration of the payment schedules. The Company does not anticipate a dramatic decline in business levels or financial performance and believes the combination of its existing credit facilities along with its additional borrowing capacity are sufficient to meet seasonal and long-term needs.

Critical Accounting Policies

In preparing the consolidated financial statements, the Company applies the following critical accounting policies that affect judgements and estimates of amounts recorded in certain assets, liabilities, revenue and expenses:

Revenue and Expense Recognition - Operating revenue is recognized on a percentage of completion method based on average transit time. Expenses associated with operating revenue are recognized when incurred.

Allowance for Uncollectible Accounts - The Company maintains an allowance for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Claims and Insurance Accruals - The Company is self-insured for bodily injury and property damage claims up to $250,000 per occurrence. Cargo claims are self-insured up to $100,000; however, after the first two losses exceed $100,000 in a policy year, the retention under the Company's excess insurance policy is reduced to $50,000 per occurrence. The Company also is self-insured for workers' compensation in certain states and has first dollar or high deductible plans in the other states.

Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers' compensation, long-term disability and group health, which are charged to employee benefits expense.

Inflation

Most of the Company's expenses are affected by inflation, which will generally result in increased costs. In response to the rising cost of petroleum products, particularly diesel fuel, the Company has implemented a fuel surcharge in its tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the year ending December 31, 2001, the net effect of inflation on the Company's results of operations was minimal.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               OLD DOMINION FREIGHT LINE, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                         -------------------------------------
(In thousands, except share data)                                 2001                  2000
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $     761             $     585
  Customer receivables, less allowances of $6,816
      and $6,068, respectively                                   51,061                54,273
  Other receivables                                               1,097                 4,450
  Tires on equipment                                              7,346                 6,912
  Prepaid expenses                                               12,728                12,499
  Deferred income taxes                                             873                 1,477
                                                         ---------------      ----------------
      Total current assets                                       73,866                80,196

Property and equipment:
  Revenue equipment                                             204,416               198,131
  Land and structures                                           117,570                90,469
  Other equipment                                                42,851                38,430
  Leasehold improvements                                          4,679                 4,338
                                                         ---------------      ----------------
      Total property and equipment                              369,516               331,368
Less accumulated depreciation                                  (151,333)             (130,018)
                                                         ---------------      ----------------
      Net property and equipment                                218,183               201,350

Other assets                                                     18,791                15,045
                                                         ---------------      ----------------

      Total assets                                            $ 310,840             $ 296,591
                                                         ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $  13,799             $  26,515
  Compensation and benefits                                       9,942                11,298
  Claims and insurance accruals                                  14,958                14,128
  Other accrued liabilities                                       3,034                 2,434
  Income taxes payable                                              425                     -
  Current maturities of long-term debt                            8,408                 9,035
                                                         ---------------      ----------------
      Total current liabilities                                  50,566                63,410

Long-term debt                                                   90,014                74,507
Other non-current liabilities                                    12,840                12,295
Deferred income taxes                                            20,781                21,645
                                                         ---------------      ----------------
      Total long-term liabilities                               123,635               108,447

Stockholders' equity:
  Common stock - $.10 par value, 25,000,000 shares
      Authorized, 8,312,840 shares outstanding at
      December 31, 2001 and December 31, 2000                       831                   831
  Capital in excess of par value                                 23,907                23,907
  Retained earnings                                             111,901                99,996
                                                         ---------------      ----------------
        Total stockholders' equity                              136,639               124,734

Commitments and contingencies                                         -                     -
                                                         ---------------      ----------------

      Total liabilities and stockholders' equity              $ 310,840             $ 296,591
                                                         ===============      ================

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year ended December 31,
                                                      -------------------------------------------------
(In thousands, except share and per share data)             2001              2000             1999
--------------------------------------------------    --------------    ---------------  --------------
Revenue from operations                                 $   502,239       $    475,803     $   426,385

Operating expenses:
  Salaries, wages and benefits                              306,361            283,121         258,900
  Purchased transportation                                   18,553             19,547          14,504
  Operating supplies and expenses                            50,788             50,074          36,749
  Depreciation and amortization                              29,888             27,037          25,295
  Building and office equipment rents                         7,499              7,196           7,330
  Operating taxes and licenses                               20,525             18,789          17,699
  Insurance and claims                                       13,229             12,465          10,200
  Communications and utilities                                9,623              8,488           7,532
  General supplies and expenses                              17,510             18,527          15,852
  Miscellaneous expenses, net                                 3,538              3,806           4,268
                                                      --------------    ---------------  --------------

    Total operating expenses                                477,514            449,050         398,329
                                                      --------------    ---------------  --------------

Operating income                                             24,725             26,753          28,056

Other deductions:
  Interest expense, net                                       5,899              4,397           4,077
  Other (income) expense, net                                  (691)               (97)            522
                                                      --------------    ---------------  --------------

    Total other deductions                                    5,208              4,300           4,599
                                                      --------------    ---------------  --------------

Income before income taxes                                   19,517             22,453          23,457

Provision for income taxes                                    7,612              8,757           9,056
                                                      --------------    ---------------  --------------

Net income                                              $    11,905       $     13,696     $    14,401
                                                      ==============    ===============  ==============

Basic and diluted earnings per share                    $      1.43       $       1.65     $      1.73
                                                      ==============    ===============  ==============

Weighted average shares outstanding:
  Basic                                                   8,312,840          8,312,840       8,312,457
  Diluted                                                 8,314,197          8,313,866       8,316,329

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Capital in
                                                      Common        excess of      Retained
(In thousands)                                         stock        par value      earnings         Total
----------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998                     $    831        $ 23,907       $ 71,899       $ 96,637
Net income                                                 -               -         14,401         14,401
                                                    ------------------------------------------------------
Balance as of December 31, 1999                          831          23,907         86,300        111,038
Net income                                                 -               -         13,696         13,696
                                                    ------------------------------------------------------
Balance as of December 31, 2000                          831          23,907         99,996        124,734
Net income                                                 -               -         11,905         11,905
                                                    ------------------------------------------------------
Balance as of December 31, 2001                     $    831        $ 23,907       $111,901       $136,639
                                                    ======================================================

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                                        -------------------------------------
(In thousands)                                                             2001         2000           1999
-------------------------------------------------------------------     ---------     --------       --------
Cash flows from operating activities:

  Net income                                                             $ 11,905     $ 13,696       $ 14,401
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                       29,888       27,037         25,295
       Deferred income taxes                                                 (260)       1,640          1,192
       (Gain) loss on sale of property and equipment                       (2,763)          27            243
       Changes in assets and liabilities:
        Customer and other receivables, net                                 6,565       (2,579)        (4,965)
        Tires on equipment                                                   (434)        (484)          (103)
        Prepaid expenses and other assets                                    (970)      (2,972)        (1,923)
        Accounts payable                                                  (12,716)       3,571          1,594
        Compensation, benefits and other accrued liabilities                 (756)        (547)         2,701
        Claims and insurance accruals                                         862        2,620          1,458
        Income taxes payable                                                  425            -           (499)
        Other liabilities                                                     513          153            595
                                                                         --------     --------       --------
           Net cash provided by operating activities                       32,259       42,162         39,989
                                                                         --------     --------       --------
Cash flows from investing activities:

  Acquisition of business assets, net                                     (10,055)           -         (1,100)
  Purchase of property and equipment                                      (43,614)     (63,083)       (35,992)
  Proceeds from sale of property and equipment                              6,706        2,053          2,943
                                                                         --------     --------       --------
           Net cash used in investing activities                          (46,963)     (61,030)       (34,149)
                                                                         --------     --------       --------
Cash flows from financing activities:

  Proceeds from issuance of long-term debt                                 52,563        1,626            553
  Principal payments under long-term debt agreements                      (10,693)     (10,629)        (9,537)
  Net (payments) proceeds from revolving line of credit                   (26,990)      27,675          3,265
                                                                         --------     --------       --------
           Net cash provided by (used in) financing activities             14,880       18,672         (5,719)
                                                                         --------     --------       --------
Increase (decrease) in cash and cash equivalents                              176         (196)           122
Cash and cash equivalents at beginning of period                              585          781            659
                                                                         --------     --------       --------
Cash and cash equivalents at end of period                               $    761     $    585       $    781
                                                                         ========     ========       ========

Cash paid for interest was approximately $5,968,000, $5,553,000 and $4,802,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest of $232,000 and $1,031,000 was capitalized during 2001 and 2000, respectively.

The accompanying notes are an integral part of these financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Business

The Company is an interregional and multi-regional motor carrier transporting primarily less-than-truckload shipments of general commodities, such as consumer goods, textiles and capital goods, to a diversified customer base. The Company serves regional markets in the Southeast, Northeast, Midwest, South Central, and West regions of the country. Old Dominion also serves interregional routes connecting these geographic regions and major metropolitan markets throughout most of the continental United States.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

Segments

The Company operates one business segment, within the continental United States, and has no customer that exceeds 10% of its operating revenue.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue and Expense Recognition

Operating revenue is recognized on a percentage of completion method based on average transit time. Expenses associated with operating revenue are recognized when incurred.

Allowance for Uncollectible Accounts

The Company maintains an allowance for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Depreciation is provided by the straight-line method over the following estimated useful lives:

          Structures                       5 to 25 years
          Revenue equipment                2 to 12 years
          Other equipment                  2 to 10 years
          Leasehold improvements           Lesser of 10 years or life of lease

Depreciation expense was $29,163,000, $26,615,000 and $24,842,000 for 2001, 2000
and 1999, respectively.

Intangible Assets

The excess cost over net assets acquired in connection with acquisitions is recorded in "Other Assets". These intangible assets are amortized using a straight-line method over their estimated useful lives of 3 to 25 years. Accumulated amortization at December 31, 2001 and 2000 was $1,667,000 and $1,054,000, respectively.

Long-Lived Assets

The Company periodically assesses the realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

The Company is self-insured for bodily injury and property damage claims up to $250,000 per occurrence. Cargo claims are self-insured up to $100,000; however, after the first two losses exceed $100,000 in a policy year, the retention under the Company's excess insurance policy is reduced to $50,000 per occurrence. The Company also is self-insured for workers' compensation in certain states and has first dollar or high deductible plans in the other states.

Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers' compensation, long-term disability and group health, which are charged to employee benefits expense.

Advertising

The costs of advertising the Company's products are generally expensed as incurred. Advertising costs charged to expense amounted to $ 1,555,000, $1,364,000 and $1,153,000 for 2001, 2000 and 1999, respectively.

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999.

Fair Values of Financial Instruments

At December 31, 2001 and 2000, the carrying value of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and has not yet determined what effect, if any, these tests will have on the earnings and financial condition of the Company.

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

Note 2.  Long-Term Debt

Long-term debt consisted of the following:

                                                                                     December 31,
                                                                          -------------------------------
(In thousands)                                                                 2001               2000
---------------------------------------------------------------------------------------------------------
Senior notes                                                                 $84,286             $41,143
Revolving credit facility                                                     12,260              39,250
Equipment obligations, principal payable in monthly installments
  plus interest ranging from 6.26% to 6.90%                                      160               1,669
Capitalized lease obligations                                                  1,716               1,480
                                                                          ------------------------------
                                                                              98,422              83,542
Less current maturities                                                        8,408               9,035
                                                                          ------------------------------
                                                                             $90,014             $74,507
                                                                          ==============================

Senior notes consist of five individual debt agreements with interest rates ranging from 6.35% to 7.59%. The notes call for periodic principal payments with maturities ranging from 2002 to 2008.

On May 31, 2000 the Company entered into a $62,500,000 uncollateralized committed credit facility consisting of a $50,000,000 line of credit and a $12,500,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for 2001 under this agreement was based upon LIBOR plus ..70% to .85%. A fee ranging from .20% to .25% was charged on the unused portion of the line of credit and fees ranging between .60% to .71% were charged on outstanding standby letters of credit. Effective May 7, 2001, the agreement was amended to decrease the line of credit from $50,000,000 to $20,000,000 for the remainder of the term. At December 31, 2001, there were $12,260,000 outstanding on the line of credit and $6,781,000 outstanding on the standby letter of credit facility.

On May 4, 2001, the Company entered into a $65,000,000 Note Purchase and Shelf Agreement with The Prudential Insurance Company of America ("Prudential"). Under this agreement, the Company assumed senior notes totaling $50,000,000 issued by Prudential and its associates, all of which bear an interest rate of 6.93% and a maturity date of August 10, 2008. The notes call for quarterly interest payments beginning on August 10, 2001 and 10 semi-annual principal payments of $5,000,000 beginning on February 10, 2004. The proceeds from this agreement were used to reduce the outstanding balance on the Company's revolving line of credit. The terms of the agreement allow the Company to authorize the issuance and sale of amounts not to exceed $15,000,000 in additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Both the Company's senior notes and credit agreement limit the amount of dividends that may be paid to stockholders pursuant to certain financial ratios. At December 31, 2001, the Company's debt instruments limited the amount of dividends that could be paid to stockholders to $21,627,000. The Company did not declare or pay a dividend on its common stock in 2001 and has no plans to declare or pay a dividend in 2002.

Equipment and capitalized lease obligations are collateralized by property and equipment with a net book value Book value of $1,941,000 at December 31, 2001.

As of December 31, 2001, aggregate maturities of long-term debt are as follows:

(In thousands)
----------------------------------------------------------------------------

2002                                                                $  8,408
2003                                                                   6,692
2004                                                                  17,348
2005                                                                  16,607
2006                                                                  14,107
Thereafter                                                            23,000
                                                                    --------
                                                                      86,162
Borrowings outstanding under the revolving credit agreement           12,260
                                                                    --------
                                                                    $ 98,422
                                                                    ========

Note 3.  Leases

The Company leases certain revenue equipment and information systems under capital leases. These assets are included in property and equipment as follows:

                                                       December 31,
                                              ----------------------------
(In thousands)                                   2001             2000
--------------------------------------------------------------------------


Revenue equipment                            $    1,547        $      599
Information systems                               1,760             1,760
                                             ----------------------------
                                                  3,307             2,359
Less accumulated amortization                    (1,421)             (614)
                                             ----------------------------
                                             $    1,886        $    1,745
                                             ============================

Future minimum annual lease payments as of December 31, 2001, are as follows:

                                                      Capital       Operating
(In thousands)                                        leases         leases      Total
-----------------------------------------------------------------------------------------
2002                                                   $   983     $   9,284    $  10,267
2003                                                       611         6,584        7,195
2004                                                       249         2,300        2,549
2005                                                         -         1,302        1,302
2006                                                         -           909          909
Thereafter                                                   -           668          668
                                                       ----------------------------------
Total minimum lease payments                             1,843     $  21,047    $  22,890
                                                                   ======================
Less amount representing interest                         (127)
                                                       -------
Present value of capitalized lease obligations         $ 1,716
                                                       =======

Aggregate expense under operating leases approximated $11,680,000, $12,061,000 and $11,891,000 for 2001, 2000 and 1999, respectively.


Note 4.  Income Taxes

The components of the provision for income taxes are as follows:

                                                 Year ended December 31,
                                            -----------------------------
(In thousands)                                 2001       2000       1999
-------------------------------------------------------------------------
Current:
  Federal                                   $ 7,327    $ 6,691    $ 7,382
  State                                         545        426        482
                                            -----------------------------
                                              7,872      7,117      7,864
Deferred:
  Federal                                      (219)     1,381      1,005
  State                                         (41)       259        187
                                            -----------------------------
                                               (260)     1,640      1,192
                                            -----------------------------

Total provision for income taxes            $ 7,612    $ 8,757    $ 9,056
                                            =============================

Net cash paid for income taxes during 2001, 2000, and 1999 aggregated $4,340,000, $10,666,000, and $8,586,000, respectively.

A reconciliation of the statutory federal income tax rates with the Company's effective income tax rates for 2001, 2000, and 1999 is as follows:

                                                                            Year ended December 31,
                                                                         -----------------------------
(In thousands)                                                              2001      2000       1999
------------------------------------------------------------------------------------------------------
Tax provision at statutory rate on income before income taxes            $ 6,831    $ 7,859    $ 8,210
State income taxes, net of federal benefit                                   327        450        435
Meals and entertainment disallowance                                         305        326        319
Other, net                                                                   149        122         92
                                                                         -----------------------------
Total provision for income taxes                                         $ 7,612    $ 8,757    $ 9,056
                                                                         =============================

Deferred tax assets and liabilities consist of the following:

                                                           December 31,
                                                   ------------------------
(In thousands)                                           2001        2000
---------------------------------------------------------------------------
Deferred tax assets:
  Claims and insurance reserves                       $  9,855     $  9,447
  Allowance for doubtful accounts                        2,659        2,367
  Accrued vacation                                       1,969        1,742
  Other                                                  1,210        1,004
                                                      ---------------------
                                                        15,693       14,560
Deferred tax liabilities:
  Depreciation                                          27,235       26,431
  Tires on equipment                                     2,988        3,020
  Employee benefits                                      3,131        2,861
  Other                                                  2,247        2,416
                                                      ---------------------
                                                        35,601       34,728

                                                      ---------------------
Net deferred tax liability                            $ 19,908     $ 20,168
                                                      =====================

Note 5.  Related Party Transactions

The Company leases revenue equipment and a service center facility from certain stockholders, employees and other affiliates under short-term operating leases. Lease payments to these affiliates of the Company were $781,000, $778,000 and $773,000 in 2001, 2000 and 1999, respectively.


The Company purchased fuel, equipment repairs and other services from an affiliate for which it paid $295,000, $248,000 and $197,000 in 2001, 2000 and
1999, respectively. Charges to the affiliate for rent, equipment repairs, fuel and other services provided by the Company were $23,000, $27,000 and $32,000 during 2001, 2000 and 1999, respectively.


Note 6.  Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in the Company's 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. The Company makes contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2001, 2000 and 1999 were $1,253,000, $1,370,000 and $1,440,000, respectively.

Note 7.  Stock Options

In 1991, the Board of Directors and stockholders adopted the 1991 Employee Stock Option Plan ("Plan") under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq National Market on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. On the date the option is granted, the Stock Option Plan Committee of the Board of Directors determines the period during which the option may be exercised; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 2001, 2000 and 1999 follows:

                                           Number of      Per share      Weighted average
                                            options      option price     exercise price
-----------------------------------------------------------------------------------------
Balance as of December 31, 1998             177,500     $10.00 - $19.25            $16.40
Granted                                           -            -                        -
Exercised                                    (2,000)        $10.00                 $10.00
Canceled                                          -            -                        -
                                         ------------------------------------------------
Balance as of December 31, 1999             175,500     $10.00 - $19.25            $16.47
Granted                                           -            -                        -
Exercised                                         -            -                        -
Canceled                                    (27,000)    $10.00 - $19.25            $17.06
                                         ------------------------------------------------
Balance as of December 31, 2000             148,500     $10.00 - $19.25            $16.37
Granted                                           -            -                        -
Exercised                                         -            -                        -
Canceled                                    (37,000)        $13.88                 $13.88
                                         ------------------------------------------------
Balance as of December 31, 2001             111,500     $10.00 - $19.25            $17.19
                                         ==========

At December 31, 2001 there were 111,500 options exercisable. The weighted average remaining contractual life of outstanding options is 2.0 years.


Note 8.  Acquisitions of Business Assets

On February 10, 2001, the Company purchased selected assets, consisting primarily of revenue equipment and real estate, from Carter & Sons Freightway, Inc. of Carrollton, Texas. This acquisition consisted of cash outlays and the present value of assumed equipment leases totaling $10,055,000.

On January 12, 1999, Old Dominion acquired selected assets of Skyline Transportation, Inc.'s LTL operations for $1,100,000. This transaction was funded through cash outlays of $1,050,000 and through assumption of $50,000 in liabilities.

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

Note 10. Quarterly Financial Information (Unaudited)


                                                                     Quarter
                                              ------------------------------------------------------
(In thousands, except per share data)           First       Second       Third     Fourth    Total
----------------------------------------------------------------------------------------------------
2001
----
Revenue                                       $120,270     $128,605    $128,960   $124,404  $502,239
Operating income                                 3,205        6,037       7,681      7,802    24,725
Net income                                       1,001        3,097       3,659      4,148    11,905
Net income per share:
   Basic and diluted                              0.12         0.37        0.44       0.50      1.43

2000
----
Revenue                                       $112,799     $120,144    $122,385   $120,475  $475,803
Operating income                                 4,723        8,615       8,260      5,155    26,753
Net income                                       2,327        4,576       4,293      2,500    13,696
Net income per share:
     Basic and diluted                            0.28         0.55        0.52       0.30      1.65

                         Report of Independent Auditors


The Board of Directors and Stockholders
Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule of Old Dominion Freight Line, Inc. and subsidiary listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP


Greensboro, North Carolina
January 29, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by Item 10 of Form 10-K is incorporated by reference to the Company's proxy statement for the 2002 Annual Meeting of its Stockholders under the caption's "Election of Directors" and "Principal Stockholders - Section 16 Beneficial Ownership Reporting Compliance", reference to which is hereby made, and the information there is incorporated herein by reference.

The information concerning the Company's executive officers required by Item 10 of Form 10-K appears in Item 1 of this report under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 2002 Annual Meeting of its Stockholders under the caption "Executive Compensation", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 2002 Annual Meeting of its Stockholders under the captions "Election of Directors" and "Principal Stockholders", reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 2002 Annual Meeting of its Stockholders under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation", reference to which is hereby made, and the information there is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following consolidated financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

         Consolidated Balance Sheets - December 31, 2001, and December 31, 2000

         Consolidated Statements of Operations - Years ended December 31, 2001,
            December 31, 2000, and December 31, 1999

         Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2001, December 31, 2000, and December 31, 1999

         Consolidated Statements of Cash Flows - Years ended December 31, 2001,
            December 31, 2000, and December 31, 1999

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

(c)      Exhibits. See Exhibit Index.

(d)      Financial Statement Schedules.

                                   SCHEDULE II
                         OLD DOMINION FREIGHT LINE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                 Allowance for Doubtful Accounts
                              -----------------------------------------------------------------------
                                                  Additions           Amounts
                                Beginning          Charged            Written           Ending
Description                      Balance          To Expense            Off             Balance
-----------------------------------------------------------------------------------------------------
Year ended
December 31, 1999              $ 5,702,000        $ 2,840,000       $ 2,047,000       $ 6,495,000

Year ended
December 31, 2000              $ 6,495,000        $ 3,167,000       $ 3,594,000       $ 6,068,000

Year ended
December 31, 2001              $ 6,068,000        $ 4,340,000       $ 3,592,000       $ 6,816,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 OLD DOMINION FREIGHT LINE, INC.

Dated:  March 25, 2002                           By: EARL E. CONGDON
                                                     ---------------
                                                     Earl E. Congdon
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature         Position                               Date
------------------         --------                               ----

EARL E. CONGDON            Chairman of the Board and              March 25, 2002
------------------
Earl E. Congdon             Chief Executive Officer

JOHN R. CONGDON            Vice Chairman of the Board             March 25, 2002
------------------
John R. Congdon             and Director

JOHN A. EBELING            Director                               March 25, 2002
------------------
John A. Ebeling

JOHN R. CONGDON, JR.       Director                               March 25, 2002
--------------------
John R. Congdon, Jr.

HAROLD G. HOAK             Director                               March 25, 2002
------------------
Harold G. Hoak

FRANZ F. HOLSCHER          Director                               March 25, 2002
------------------
Franz F. Holscher

DAVID S. CONGDON           President and Chief Operating Officer  March 25, 2002
------------------
David S. Congdon

J. WES FRYE                Senior Vice President - Finance        March 25, 2002
---------------------------
J. Wes Frye                 (Principal Financial Officer)

JOHN P. BOOKER III         Vice President - Controller            March 25, 2002
---------------------------
John P. Booker III          (Principal Accounting Officer)

                                  EXHIBIT INDEX
                          TO ANNUAL REPORT ON FORM 10-K
                         OLD DOMINION FREIGHT LINE, INC.
                        FOR YEAR ENDED DECEMBER 31, 2001

Exhibit No.     Description
-----------     ----------------------------------------------------------------
3.1.1(a)        Articles of Incorporation (as amended and restated September 18,
                1991)

3.2(a)          Bylaws of Old Dominion Freight Line, Inc.

4.1(a)          Specimen certificate of Common Stock

4.4(b) Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.1(b) Form of note issued by Company pursuant to the Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.2(c) First Amendment to Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated February 2, 1996

4.4.3(d) Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 29, 1996

4.4.4(d) Third Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated June 15, 1996

4.4.5(f) Fourth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 22, 1997

4.4.6(i) Fifth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated January 14, 2000

4.5(d) Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(d) Forms of notes issued by Company pursuant to Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.6(g) Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(g) Forms of notes issued by Company pursuant to Note Purchase Agreement between Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.2(l) Note Purchase and Shelf Agreement between Old Dominion Freight Line, Inc. and Prudential Insurance Company of America, dated May 1, 2001

4.7.1(j) Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated May 31, 2000

4.7.2(k) First Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated February 1, 2001

4.7.3(l) Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated May 31, 2001

Exhibit No.     Description
-----------     ----------------------------------------------------------------
10.4(a)         1991 Employee Stock Option Plan of Old Dominion Freight Line,
                Inc.

10.5(a) Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in
                Exhibit 10.4)

10.9(a)         E & J Enterprises Trailer Lease Agreement, effective August 1,
                1991

10.9.1(e)       Extension of E & J Trailer Lease Agreement, effective August 1,
                1996

10.9.2(h)       Extension of E & J Trailer Lease Agreement, effective August 1,
                1999

10.15(c) Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight Line, Inc., dated October 31, 1995

22.1(a)         Subsidiaries of the Registrant

23.1            Consent of Ernst & Young LLP

--------------------------------------------------
(a) Incorporated by reference to the exhibit of the same number contained in the Company's registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)
(b) Incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995
(c) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995
(d) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(e) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996
(f) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997
(g) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997
(h) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(i) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999
(j) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(k) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000
(l) Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001