Form 10-Q
period 2002-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2002-05-10
CIK 878927

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________.

Commission File Number: 0-19582

                         OLD DOMINION FREIGHT LINE, INC.
             (Exact name of registrant as specified in its charter)

               VIRGINIA                                  56-0751714
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                              500 Old Dominion Way
                              Thomasville, NC 27630
                    (Address of principal executive offices)

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

                           Yes  X .                      No ___.
                               ---

     As of May 9, 2002, there were 8,316,740 shares of the registrant's Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Quarter Ended
                                                                     ---------------------------------
                                                                      March 31,             March 31,
                                                                         2002                  2001
(In thousands, except share data)                                    (Unaudited)           (Unaudited)
------------------------------------------------------------------------------------------------------
Revenue from operations                                              $  127,147            $  120,270

Operating expenses:
  Salaries, wages and benefits                                           78,761                74,107
  Purchased transportation                                                4,336                 4,602
  Operating supplies and expenses                                        11,865                12,702
  Depreciation and amortization                                           7,454                 7,288
  Building and office equipment rents                                     1,815                 1,968
  Operating taxes and licenses                                            5,445                 5,233
  Insurance and claims                                                    3,961                 2,871
  Communications and utilities                                            2,402                 2,569
  General supplies and expenses                                           4,757                 4,157
  Miscellaneous expenses, net                                             1,271                 1,568
                                                                     ----------            ----------

    Total operating expenses                                            122,067               117,065
                                                                     ----------            ----------

Operating income                                                          5,080                 3,205

Other deductions:
  Interest expense, net                                                   1,321                 1,494
  Other expense, net                                                         83                    70
                                                                     ----------            ----------

    Total other deductions                                                1,404                 1,564
                                                                     ----------            ----------

Income before income taxes                                                3,676                 1,641

Provision for income taxes                                                1,434                   640
                                                                     ----------            ----------

Net income                                                           $    2,242            $    1,001
                                                                     ==========            ==========


Basic and diluted earnings per share                                 $     0.27            $     0.12

Weighted average shares outstanding:
  Basic                                                               8,313,133             8,312,840
  Diluted                                                             8,317,825             8,312,840


The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              March 31,      December 31,
                                                                2002            2001
(In thousands, except share data)                            (Unaudited)      (Audited)
-------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $      958       $      761
  Customer receivables, less allowances of $6,505
      and $6,816, respectively                                     58,908           51,061
  Other receivables                                                   700            1,097
  Tires on equipment                                                7,449            7,346
  Prepaid expenses                                                  7,667           12,728
  Deferred income taxes                                               873              873
                                                           ---------------  ---------------

      Total current assets                                         76,555           73,866

Property and equipment:
  Revenue equipment                                               208,047          204,416
  Land and structures                                             119,488          117,570
  Other equipment                                                  46,674           42,851
  Leasehold improvements                                            4,716            4,679
                                                           ---------------  ---------------

      Total property and equipment                                378,925          369,516

Less accumulated depreciation and amortization                   (156,791)        (151,333)
                                                           ---------------  ---------------

      Net property and equipment                                  222,134          218,183

Other assets                                                       18,793           18,791
                                                           ---------------  ---------------

      Total assets                                             $  317,482       $  310,840
                                                           ===============  ===============

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                          March 31,         December 31,
                                                            2002               2001
(In thousands, except share data)                        (Unaudited)         (Audited)
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $  15,408         $  13,799
  Compensation and benefits                                      12,147             9,942
  Claims and insurance accruals                                  16,124            14,958
  Other accrued liabilities                                       3,271             3,034
  Income taxes payable                                            1,249               425
  Current maturities of long-term debt                           10,042             8,408
                                                         ---------------  ----------------

      Total current liabilities                                  58,241            50,566

Long-term debt                                                   85,956            90,014
Other non-current liabilities                                    13,599            12,840
Deferred income taxes                                            20,781            20,781
                                                         ---------------  ----------------

      Total long-term liabilities                               120,336           123,635

Stockholders' equity:
Common stock - $.10 par value, 25,000,000 shares
 authorized, 8,315,240 outstanding at March 31, 2002
 and 8,312,840 outstanding at December 31, 2001                     832               831
Capital in excess of par value                                   23,930            23,907
Retained earnings                                               114,143           111,901
                                                         ---------------  ----------------

  Total stockholders' equity                                    138,905           136,639

Commitments and contingencies                                         -                 -
                                                         ---------------  ----------------

      Total liabilities and stockholders' equity              $ 317,482         $ 310,840
                                                         ===============  ================

The accompanying notes are an integral part of these financial statements.

                         OLD DOMINION FREIGHT LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Quarter Ended March 31,
                                                                                ----------------------------------
                                                                                     2002               2001
(In thousands)                                                                   (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $  2,242           $  1,001
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                     7,454              7,288
       Loss on sale of property and equipment                                              109                100
       Changes in assets and liabilities:
         Customer and other receivables, net                                            (7,450)            (3,741)
         Tires on equipment                                                               (103)                18
         Prepaid expenses and other assets                                               5,057              2,317
         Accounts payable                                                                1,609             (7,759)
         Compensation, benefits and other accrued liabilities                            2,442              3,173
         Claims and insurance accruals                                                   1,873               (118)
         Income taxes payable                                                              824                109
         Other liabilities                                                                  52                 57
                                                                                ---------------    ---------------
             Net cash provided by operating activities                                  14,109              2,445
                                                                                ---------------    ---------------
Cash flows from investing activities:
  Acquisition of business assets, net                                                        -             (6,434)
  Purchase of property and equipment                                                   (11,795)            (5,592)
  Proceeds from sale of property and equipment                                             283                 27
                                                                                ---------------    ---------------
             Net cash used in investing activities                                     (11,512)           (11,999)
                                                                                ---------------    ---------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                   -              2,563
  Principal payments under long-term debt agreements                                    (1,783)            (2,705)
  Net (payments) proceeds from revolving line of credit                                   (641)            10,200
  Proceeds from conversion of stock options                                                 24                  -
                                                                                ---------------    ---------------
             Net cash (used in) provided by financing activities                        (2,400)            10,058
                                                                                ---------------    ---------------
Increase in cash and cash equivalents                                                      197                504
Cash and cash equivalents at beginning of period                                           761                585
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period                                            $    958           $  1,089
                                                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The accompanying consolidated interim financial statements have been prepared by Old Dominion Freight Line, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements, prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company's commitments and contingencies as previously described in the 2001 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company adopted SFAS No. 142 effective January 1, 2002 and as a result, amortization expense of $184,000 was not recognized in the first quarter 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and has not yet determined what effect, if any, these tests will have on the earnings and financial condition of the Company.

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

EARNINGS PER SHARE
Net income per share of common stock is based on the weighted average number of shares outstanding during each period

SUBSEQUENT EVENTS
None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 Compared to the
-------------------------------------------------------------------------------
Three Months Ended March 31, 2001
---------------------------------

               Expenses as a Percentage of Revenue from Operations
               ---------------------------------------------------

                                                                             Three Months Ended
                                                                                  March 31,
                                                              --------------------------------------------------
                                                                          2002                         2001
                                                              --------------------------------------------------
Revenue from operations                                                  100.0%                       100.0%
                                                              ---------------------        ---------------------

Operating expenses:
    Salaries, wages and benefits                                          61.9                         61.6
    Purchased transportation                                               3.4                          3.8
    Operating supplies and expenses                                        9.3                         10.6
    Depreciation and amortization                                          5.9                          6.1
    Building and office equipment rents                                    1.4                          1.6
    Operating taxes and licenses                                           4.3                          4.4
    Insurance and claims                                                   3.1                          2.4
    Communications and utilities                                           1.9                          2.1
    General supplies and expenses                                          3.8                          3.4
    Miscellaneous expenses, net                                            1.0                          1.3
                                                              ---------------------        ---------------------

Total operating expenses                                                  96.0                         97.3
                                                              ---------------------        ---------------------

Operating income                                                           4.0                          2.7

Interest expense, net                                                      1.0                          1.2
Other expense, net                                                          .1                           .1
                                                              ---------------------        ---------------------

Income before income taxes                                                 2.9                          1.4

Provision for income taxes                                                 1.1                           .6
                                                              ---------------------        ---------------------

Net income                                                                 1.8%                          .8%
                                                              =====================        =====================

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Throughout the first quarter of 2002, the Company continued to implement its strategy of increasing market share in existing areas of operations and improving its service products. The successful implementation of this strategy, in an otherwise fragile economic environment, enabled the Company's first quarter 2002 revenue to grow to $127,147,000 compared to $120,270,000 for the first quarter 2001, an increase of 5.7%. The Company also improved its operating efficiencies as reflected in a decrease in operating ratio, a measure of profitability calculated by dividing operating expenses by revenue, to 96.0% for the quarter from 97.3% for the same period in 2001. As a result of these improvements, net income increased 124.0% to $2,242,000 from $1,001,000.

Revenue growth for the quarter was driven by a 7.7% increase in total shipments tempered by a 1.9% decrease in revenue per shipment. The decrease in revenue per shipment was a result of a 2.4% decrease in weight per shipment combined with a ..6% improvement in revenue per hundredweight. Generally, the first quarter reflected a very competitive pricing environment created by excess capacity in the transportation industry. The slight increase in revenue per hundredweight between the two comparative quarters was due more to a 4.8% increase in the Company's length of haul and a slight decrease in its volume priced shipments weighing over 20,000 pounds, than its ability to raise rates or maintain the general price increase that was implemented in August 2001.

For comparison purposes, the Company also benefited from a full quarter of revenue in 2002 generated by its service center expansion on February 10, 2001, resulting from the acquisition of certain assets and markets of Carter & Sons Freightways, Inc. of Carrollton, Texas, which operated a regional less-than-truckload network of 23 service centers, primarily in Texas and surrounding states. The Company anticipates that these markets will continue to mature and be a source of growth in 2002 when compared with the previous-year periods. While the Company has targeted revenue growth for 2002 to be between 6% to 9%, the length and severity of the economic slowdown experienced in 2001 and early 2002 will certainly influence the achievement of that growth objective.

As the Company moved more tonnage through its service center network during the quarter, it was able to obtain certain economies of scale and efficiency, which led to the reduction in operating costs to 96.0% of revenue from 97.3% in the prior-year comparable quarter. Building and office equipment rents were reduced to 1.4% of revenue from 1.6%, and communications and utilities expenses were reduced to 1.9% of revenue from 2.1% in the prior-year quarter. In addition, the Company experienced reductions in depreciation and amortization costs to 5.9% of revenue from 6.1%, primarily the result of not recording amortization expense of $184,000 in the first quarter 2002 relating to the adoption SFAS No. 142. As freight volume and revenue continues to build, the Company anticipates further improvements in these costs, due to their relatively fixed nature in the short term.

Wages directly related to freight movement decreased to 33.0% of revenue from 33.4%, and during this same period, the Company reduced its usage of purchased transportation to 3.4% of revenue from 3.8%. Cartage expense, the most significant element of purchased transportation, decreased to 1.5% of revenue from 1.9%. The Carter & Sons acquisition and the subsequent opening of 13 new service centers in the Company's South Central Area contributed to the significant reduction in cartage expense for the quarter. As freight density and market share builds in outlying and remote areas, the Company will continue to replace cartage agents with direct service utilizing its own employees and equipment.

Fuel costs, including fuel taxes, decreased to 6.8% of revenue in the first quarter 2002 from 8.6% for the prior-year quarter. The Company's general tariffs and contracts generally include provisions for a fuel surcharge, recorded in net revenue, which have effectively offset significant diesel fuel price fluctuations. These surcharges decrease or are eliminated as fuel prices approach certain floor levels. When compared to the first quarter of 2001, the Company incurred a very slight increase in net fuel costs, after deducting the applicable fuel surcharges, as fuel surcharges decreased faster than the cost of fuel.

After experiencing a 24.5% increase in group health costs in 2001, the Company implemented cost savings initiatives and other modifications to its plan in January 2002. Group health costs still increased

17.4% over the prior-year quarter, consistent with national trends of escalating health care costs. Overall, the Company believes the changes to its plan will result in a decrease in the rate of growth for these costs in 2002 when compared to 2001.

Insurance and claims expense increased to 3.1% of revenue in the first quarter from 2.4%. The Company self-insures a portion of its cargo claim losses, which during the quarter increased to 1.8% of revenue from 1.4% for the first quarter 2001. While cargo claims were higher than historical levels, these costs began to trend lower as the first quarter progressed.

For the remainder of the year, the Company anticipates significant increases in insurance expense as it renewed many of its major policies on April 1, 2002, at higher premium rates, even after significantly increasing its self-insured retention levels. These higher renewal rates are a result of the insurance industry's effort to recover recent overall losses rather than the Company's specific loss experience. The Company estimates the impact of increases in both premium expense and self-insurance to be approximately $2,400,000 for the remainder of the year.

While outstanding debt for the first quarter 2002 increased slightly to $95,998,000 compared to $93,600,000 for the prior-year period, the weighted average interest rate applicable to the Company's revolving line of credit decreased significantly. In addition, the Company made principal payments of approximately $5,357,000 on certain senior notes subsequent to the first quarter 2001 and replaced that debt with instruments carrying a lower rate of interest. As a result, net interest expense for the quarter decreased to 1.0% of revenue from 1.2%.

The effective tax rate for both the first quarter of 2002 and 2001 was 39.0%.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $11,512,000 during the first quarter 2002, which were funded through internally generated cash flows. At March 31, 2002, long-term debt including current maturities decreased to $95,998,000 from $98,422,000 at December 31, 2001.

The Company estimates net capital expenditures to be approximately $58,000,000 to $65,000,000 for the year ending December 31, 2002. Of that, approximately $31,000,000 is planned to be used to purchase revenue equipment, $22,000,000 is planned to be used for the purchase or construction of larger replacement service centers or expansion of existing service centers and the balance is planned to be used for investments in technology and other assets. The Company plans to fund these expenditures primarily through cash flows from operations supplemented by additional borrowings.

On May 31, 2000, the Company entered into a $62,500,000 uncollateralized committed credit facility consisting of a $50,000,000 line of credit and a $12,500,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for the first quarter 2002 under this agreement was based upon LIBOR plus .85%. A fee of .25% was charged on the unused portion of the line of credit, and fees ranging between .60% to .75% were charged on outstanding standby letters of credit. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers' compensation claims. Effective May 7, 2001, the agreement was amended to decrease the line of credit from $50,000,000 to $20,000,000 for the remainder of the term. At March 31, 2002, there were $11,619,000 outstanding on the line of credit and $6,781,000 outstanding on the standby letter of credit facility.

The Company has five individual senior note agreements outstanding that total $82,786,000. These notes call for periodic principal and interest payments with maturities ranging from 2002 to 2009, of which $9,107,000 is due within the next 12 months. Interest rates on these notes are fixed and range from 6.35% to 7.59%. Under the terms of one of these notes, the Company may authorize the issuance and sale of amounts not to exceed $15,000,000 in additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

With the exception of the Company's line of credit, interest rates are fixed on all of its debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to the outstanding balance of its line of credit facility, which was $11,619,000 at March 31, 2002. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company does not use fuel hedging instruments as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

A significant decrease in demand for the Company's services could limit its ability to generate cash flow and effect profitability. Most of the Company's debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. The Company does not anticipate a dramatic decline in business levels or financial performance and believes the combination of its existing credit facilities along with its additional borrowing capacity are sufficient to meet seasonal and long-term needs.

The following table summarizes the Company's significant contractual obligations and commercial commitments as of March 31, 2002:

    ------------------------------------------------------------------------------------------------

                                            Payments Due by Period (In Thousands)
                          --------------------------------------------------------------------------
      Contractual                      Less than 1
      Obligations (1)        Total        year         1 - 3 years     4 - 5 years    After 5 years
    ------------------------------------------------------------------------------------------------
    Long-Term Debt           94,516      9,215           40,337          28,464          16,500
    ------------------------------------------------------------------------------------------------

    Capital Lease
    Obligations               1,482        827              655               -               -
    ------------------------------------------------------------------------------------------------

    Operating Leases         20,251      8,993            8,675           2,061             522
    ------------------------------------------------------------------------------------------------

    ------------------------------------------------------------------------------------------------

                                          Amount of Commitment Expiration Per Period
                             Total                              (In Thousands)
                                      ----------------------------------------------------
     Other Commercial       Amounts     Less than 1
     Commitments (2)       Committed       year        1 - 3 years     4 - 5 years    After 5 years
    ------------------------------------------------------------------------------------------------
    Standby Letters of
    Credit                    6,781          6,781            -               -               -
    ------------------------------------------------------------------------------------------------

     (1) Contractual obligations include long-term debt consisting primarily of senior notes totaling $82,786,000 and an outstanding line of credit of $11,619,000; capital lease obligations for revenue and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

     (2) Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing the consolidated financial statements, the Company applies the following critical accounting policies that affect judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses:

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

Claims and Insurance Accruals - Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers' compensation, long-term disability and group health, which are charged to employee benefits expense.

For the prior twelve months ending March 31, 2002, the Company was self-insured for bodily injury and property damage claims up to $250,000 per occurrence. Cargo claims were self-insured up to $100,000; however, after the first two losses exceeded $100,000 in the policy year, the retention under the Company's excess insurance policy was reduced to $50,000 per occurrence. The Company also was self-insured for workers' compensation in certain states and had first dollar or high deductible plans in the remaining states.

Due to recent loss experience incurred by the insurance industry, rates offered by insurers for many types of coverage have dramatically increased over the prior year renewal rates. As a result, the Company determined that additional risk in the form of higher retention levels was warranted and, effective April 1, 2002, self-insured retention for bodily injury and property damage increased to $1,750,000 per claim while the self-insured retention for cargo claims increased to $100,000 per claim. These increases in retention levels had no impact on the financial results of the Company in the first quarter 2002 but are projected to increase the Company's overall insurance costs in 2002 by approximately $2,400,000. This estimate is based upon projected losses under the new retention levels, which could vary dramatically.

Inflation

Most of the Company's expenses are affected by inflation, which will generally result in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, the Company has implemented a fuel surcharge in its tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the quarter ending March 31, 2002, the net effect of inflation on the Company's results of operations was minimal.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits: None

        b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OLD DOMINION FREIGHT LINE, INC.


DATE: May 9, 2002                           J. WES FRYE
      ------------------------              ------------------------------------
                                            J. Wes Frye
                                            Senior Vice President - Finance
                                            (Principal Financial Officer)




DATE: May 9, 2002                           JOHN P. BOOKER III
      ------------------------              ------------------------------------
                                            John P. Booker III
                                            Vice President - Controller
                                            (Principal Accounting Officer)