Form 10-Q
period 2002-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2002-08-12
CIK 878927

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d )
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0-19582

OLD DOMINION FREIGHT LINE, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	56-0751714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Old Dominion Way
Thomasville, NC 27360
(Address of principal executive offices)

Telephone Number (336) 889-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

As of August 9, 2002, there were 8,317,940 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
(In thousands, except share and per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue from operations	$139,669	$128,605	$266,816	$248,875
Operating expenses:
Salaries, wages and benefits	83,830	77,917	162,591	152,024
Purchased transportation	4,504	4,959	8,840	9,561
Operating supplies and expenses	13,694	13,560	25,559	26,262
Depreciation and amortization	7,741	7,521	15,195	14,809
Building and office equipment rents	1,904	1,847	3,719	3,815
Operating taxes and licenses	5,709	5,204	11,154	10,437
Insurance and claims	4,257	3,435	8,218	6,306
Communications and utilities	2,708	2,308	5,110	4,877
General supplies and expenses	5,256	4,602	10,013	8,759
Miscellaneous expenses, net	1,388	1,215	2,659	2,783

Total operating expenses	130,991	122,568	253,058	239,633

Operating income	8,678	6,037	13,758	9,242
Other deductions:
Interest expense, net	1,459	1,532	2,780	3,026
Other expense (income), net	70	(572)	153	(502)

Total other deductions	1,529	960	2,933	2,524

Income before income taxes	7,149	5,077	10,825	6,718
Provision for income taxes	2,788	1,980	4,222	2,620

Net income	$4,361	$3,097	$6,603	$4,098

Basic and diluted earnings per share:	$0.52	$0.37	$0.79	$0.49
Weighted average shares outstanding:
Basic	8,316,674	8,312,840	8,314,904	8,312,840
Diluted	8,321,377	8,313,491	8,319,602	8,313,166

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
(In thousands, except share data)	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,075	$761
Customer receivables, less allowances of $6,671 and $6,816, respectively	63,676	51,061
Other receivables	684	1,097
Tires on equipment	7,853	7,346
Prepaid expenses	6,105	12,728
Deferred income taxes	873	873

Total current assets	80,266	73,866
Property and equipment:
Revenue equipment	218,590	204,416
Land and structures	127,016	117,570
Other equipment	48,855	42,851
Leasehold improvements	4,732	4,679

Total property and equipment	399,193	369,516
Less accumulated depreciation and amortization	(163,490)	(151,333)

Net property and equipment	235,703	218,183
Other assets	18,997	18,791

Total assets	$334,966	$310,840

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	June 30,	December 31,
	2002	2001
(In thousands, except share data)	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,973	$13,799
Compensation and benefits	14,250	9,942
Claims and insurance accruals	17,694	14,958
Other accrued liabilities	3,141	3,034
Income taxes payable	222	425
Current maturities of long-term debt	17,195	8,408

Total current liabilities	75,475	50,566
Long-term liabilities:
Long-term debt	81,328	90,014
Other non-current liabilities	14,100	12,840
Deferred income taxes	20,781	20,781

Total long-term liabilities	116,209	123,635
Stockholders’ equity:
Common stock—$.10 par value, 25,000,000 shares authorized, 8,316,740 outstanding	832	831
Capital in excess of par value	23,946	23,907
Retained earnings	118,504	111,901

Total stockholders’ equity	143,282	136,639
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$334,966	$310,840

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
(In thousands)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$6,603	$4,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,195	14,809
Loss on sale of property and equipment	171	120
Changes in assets and liabilities:
Customer and other receivables, net	(12,202)	(4,922)
Tires on equipment	(507)	(72)
Prepaid expenses and other assets	6,413	5,681
Accounts payable	9,174	(6,843)
Compensation, benefits and other accrued liabilities	4,415	3,816
Claims and insurance accruals	3,844	67
Income taxes payable	(203)	739
Other liabilities	152	82

Net cash provided by operating activities	33,055	17,575

Cash flows from investing activities:
Acquisition of business assets, net	—	(9,385)
Purchase of property and equipment	(33,261)	(13,505)
Proceeds from sale of property and equipment	379	227

Net cash used in investing activities	(32,882)	(22,663)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	52,563
Principal payments under long-term debt agreements	(4,927)	(7,389)
Net proceeds (payments) on revolving line of credit	5,028	(37,775)
Proceeds from conversion of stock options	40	—

Net cash provided by financing activities	141	7,399

Increase in cash and cash equivalents	314	2,311
Cash and cash equivalents at beginning of period	761	585

Cash and cash equivalents at end of period	$1,075	$2,896

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

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

There have been no significant changes in the accounting policies of the Company, or significant changes in the Company’s commitments and contingencies as previously described in the 2001 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

The Company adopted SFAS No. 142 effective January 1, 2002, the measurement date, and has completed the required analysis of the fair value of its single reporting unit compared to the carrying value as of that date. Based upon that analysis, the Company concluded that there was no impairment of the $10,663,000 of intangible assets included in “Other Assets” on the measurement date. The Company plans to complete a similar analysis in the fourth quarter of 2002. As a result of the adoption, quarterly amortization expense of $184,000 was not recognized in the first or second quarters of 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on January 1, 2002. The Company has no indicators of impairment on its long-lived assets and therefore believes the adoption of SFAS No. 144 will not have any material effect on its financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Obligations Associated with Disposal Activities (“SFAS 146”), which is effective for disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. The Company has not determined what the effect of SFAS 146 will be the on earnings and financial position of the Company.

RELATED PARTY TRANSACTIONS

On June 19, 2002, the Company entered into a real estate purchase contract to purchase a service center facility located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon and John R. Congdon, the Chairman and Vice Chairman of the Board of Directors, respectively. The property is currently leased to the Company on a month-to-month basis for $31,705, which will cease upon the closing of this contract in the third quarter of 2002.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EARNINGS PER SHARE

Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months and Six Months Ended June 30, 2002, Compared to the Three Months and Six Months Ended June 30, 2001

Expenses as a Percentage of Revenue from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	60.0	60.6	60.9	61.1
Purchased transportation	3.2	3.9	3.3	3.8
Operating supplies and expenses	9.8	10.5	9.6	10.6
Depreciation and amortization	5.5	5.8	5.7	6.0
Building and office equipment rents	1.4	1.4	1.4	1.5
Operating taxes and licenses	4.1	4.0	4.2	4.2
Insurance and claims	3.0	2.7	3.1	2.5
Communications and utilities	2.0	1.8	1.9	2.0
General supplies and expenses	3.8	3.6	3.7	3.5
Miscellaneous expenses	1.0	1.0	1.0	1.1

Total operating expenses	93.8	95.3	94.8	96.3

Operating income	6.2	4.7	5.2	3.7
Interest expense, net	1.0	1.2	1.0	1.2
Other expense, net	.1	(.4)	.1	(.2)

Income before income taxes	5.1	3.9	4.1	2.7
Provision for income taxes	2.0	1.5	1.6	1.1

Net income	3.1%	2.4%	2.5%	1.6%

Results of Operations

During the second quarter and throughout the first half of 2002, the Company continued to achieve revenue growth, improve operating efficiencies and increase profitability, even while the U.S. economy remained sluggish. Revenue for the second quarter of 2002 was $139,669,000 compared to $128,605,000 for the prior-year quarter, an increase of 8.6%. For the first half of 2002, revenue grew 7.2% to $266,816,000, compared to $248,875,000 for the same period in 2001.

Operating expenses for the second quarter 2002 were 93.8% of revenue compared to 95.3% for the second quarter 2002 and were 94.8% for the first half of 2002 compared to 96.3% for the same period in 2001. The combination of revenue growth and improved operating efficiency produced net income for the second quarter of $4,361,000 compared to $3,097,000 for the second quarter of 2001, an increase of 40.8%. For the first half of 2002, net income increased by 61.1% to $6,603,000 compared to $4,098,000 in 2001.

Revenue

Old Dominion’s revenue growth strategy for 2002 is to increase market share in existing areas of operation by offering improved service products, faster transit times and expanded coverage. Consistent with these objectives, the Company announced full state coverage for the state of New Hampshire in June 2002, bringing the number of states in which it provides 100% coverage to 24. While expansion plans are closely tied to the strength of the national economy, the Company seeks to produce long-term profitable growth by positioning itself to expand significantly in stronger economic times and avoiding the risk of overextending itself in weaker economic cycles.

Revenue growth in the second quarter 2002 was primarily due to a 7.6% increase in the number of shipments handled, combined with a 1.0% increase in revenue per shipment when compared to the prior year quarter. For the first six months of 2002, shipments increased 7.7% and revenue per shipment decreased .4%. For the first half of the year, weight per shipment was down slightly by 1.1% but showed improvement during the last two months of the second quarter.

Revenue per hundredweight increased by .9% for the quarter and .7% for the year over comparable periods due more to a 4.5% increase in the Company’s length of haul for the year than to its ability to raise rates or maintain the general price increase that was implemented in August 2001. The average length of haul for the quarter and the first six months of 2002 was 903 miles compared with 866 miles and 864 miles for the second quarter of 2001 and first half of 2001, respectively.

The Company also benefited from a full six months of revenue in 2002 generated by its service center expansion on February 10, 2001, resulting from the acquisition of certain assets and markets of Carter & Sons Freightways, Inc. of Carrollton, Texas, which operated a regional less-than-truckload network of 23 service centers, primarily in Texas and surrounding states. The Company anticipates that these markets will continue to mature and be a source of growth in 2002 when compared with the previous-year periods. While the Company is on track to meet its targeted revenue growth for 2002 of between 7% and 9%, the length and severity of the economic slowdown experienced in 2001 and early 2002 will certainly influence the achievement of that growth objective.

Operating Costs

Tonnage increases of 7.6% and 6.4% for the second quarter and first half of 2002, respectively, enabled the Company to obtain certain economies of scale and efficiency, which led to the reduction in operating costs. The Company’s operating ratio, a measure of profitability calculated by dividing operating expenses by revenue, was 93.8% for the second quarter compared to 95.3% for the prior-year period. For the first half of the year, the operating ratio was 94.8% compared to 96.3%.

Wages directly related to freight movement decreased to 32.5% of revenue from 32.9% for the second quarter 2001, and during this same period, the Company reduced its usage of purchased transportation to 3.2% of revenue from 3.9%. Cartage expense, the most significant element of purchased transportation, decreased to 1.5% of revenue in the second quarter from 2.1%. For the first six months of

2002, wages directly related to freight movement was 32.8% compared to 33.2% in the prior-year period and purchased transportation was 3.3% compared to 3.8%.

The Carter & Sons acquisition and the subsequent opening of 13 new service centers in the Company’s South Central Area contributed to the significant reduction in cartage expense for the second quarter and first six months of 2002. As freight density and market share builds in outlying and remote areas, the Company will continue to replace cartage agents with direct service utilizing its own employees and equipment.

Fuel costs, including fuel taxes, decreased to 7.2% of revenue in the second quarter 2002 from 8.2% for the prior-year quarter. For the first six months of 2002, fuel costs decreased to 7.0% from 8.4% for the same period of 2001. The Company’s general tariffs and contracts generally include provisions for a fuel surcharge, recorded in net revenue, which have effectively offset significant diesel fuel price fluctuations. These surcharges decrease or are eliminated as fuel prices approach certain floor levels. The Company incurred a $.036 per gallon increase in net fuel costs, after deducting the applicable fuel surcharges, when comparing the second quarter 2002 with the second quarter 2001, as fuel surcharges decreased faster than the cost of fuel.

The adoption of SFAS No. 142 on Jaunary 1, 2002 resulted in a decrease in amortization expenses of $184,000 per quarter. In the addition to the impact of the SFAS No. 142 adoption, the Company also increased its asset utilization as more tonnage moved through its network. As a result, depreciation and amortization dropped to 5.5% of revenue in the second quarter from 5.8% and to 5.7% for the first six months of 2002 from 6.0% for the prior-year period.

Insurance and claims expense increased to 3.0% in the second quarter from 2.7% for the second quarter 2001. On April 1, 2002, the Company renewed many of its major insurance policies at significantly higher renewal rates, even after substantially increasing its self-insured retention levels. These higher rates are due to overall increases in insurance markets, which affect the entire transportation industry, rather than the Company’s specific loss experience. For the first half of 2002, insurance and claims expense was 3.1% of revenue compared to 2.5% for the prior-year comparable period. The Company expects insurance and claims expense to remain at higher levels for the remainder of the year.

Long-term debt including current maturities was $98,523,000 at June 30, 2002 compared to $90,941,000 on June 30, 2001, an increase of 8.3%. Interest expense, however, decreased to $1,459,000 in the second quarter 2002 from $1,532,000 for the prior-year comparable quarter. For the first six months, interest expense decreased to $2,780,000 compared to $3,026,000 for the same period in 2001. Lower interest expense, even with higher debt levels in 2002, was achieved through a decrease in the weighted average interest rate on outstanding debt in the current year.

The effective tax rate for both 2002 and 2001 was 39.0%.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in property and equipment. In order to support these requirements, the Company incurred net capital expenditures of $32,882,000 during the first half of 2002, which were funded through internally generated cash flows. At June 30, 2002, long-term debt including current maturities increased slightly to $98,523,000 from $98,422,000 at December 31, 2001.

The Company estimates net capital expenditures to be approximately $58,000,000 to $60,000,000 for the year ending December 31, 2002. Of that, approximately $32,000,000 is allocated for the purchase of revenue equipment, $19,000,000 is allocated for the purchase or construction of larger replacement service centers or expansion of existing service centers and the balance is allocated for investments in technology and other assets. The Company plans to fund these expenditures primarily through cash flows from operations supplemented by additional borrowings.

On May 31, 2000, the Company entered into an uncollateralized committed credit facility with First Union National Bank, which, as amended, consists of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for the first half of 2002 under this agreement was based upon LIBOR plus .70% to .85%. A fee ranging from .20% to .25% was charged on the unused portion of the line of credit, and fees ranging between .70% to .75% were charged on outstanding standby letters of credit. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers’ compensation claims. At June 30, 2002, there were $17,288,000 outstanding on the line of credit and $14,035,000 outstanding on the standby letter of credit facility. Approximately $9,907,000 of the amount outstanding on the line of credit was reclassified to long-term debt in accordance with SFAS No. 6, as this debt was specifically replaced after the end of the second quarter 2002 with debt that has a term of more than one year.

On July 10, 2002, the Company entered into a $16,000,000 Loan Agreement with First Union Commercial Corporation. Under this agreement, the Company may enter into one or more promissory notes not to exceed the maximum aggregate amount of the loan. The applicable interest rate and payment schedules for any notes will be determined at the time of issuance. This agreement’s provisions for issuance of promissory notes expires when the maximum amount has been borrowed or December 31, 2002, whichever occurs first. On July 19, 2002 the Company executed a $14,165,000 promissory note under this agreement carrying an interest rate of 4.39% and a maturity date of July 1, 2006.

The Company has five individual senior note agreements outstanding that total $79,929,000. These notes call for periodic principal and interest payments with maturities ranging from 2002 through 2008, of which $9,107,000 is due within the next 12 months. Interest rates on these notes are fixed and range from 6.35% to 7.59%. Under the terms of one of these notes, the Company may authorize the issuance and sale of amounts not to exceed $15,000,000 in additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

With the exception of the line of credit, interest rates are fixed on all of the Company’s debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to the outstanding balance of its line of credit facility, which was $17,288,000 at June 30, 2002. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, the Company does not use fuel hedging instruments, as its tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

A significant decrease in demand for the Company’s services could limit its ability to generate cash flow and effect profitability. Most of the Company’s debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. The Company does not anticipate a dramatic decline in business levels or financial performance and believes the combination of its existing credit facilities along with its additional borrowing capacity are sufficient to meet seasonal and long-term needs.

The following table summarizes the Company’s significant contractual obligations and commercial commitments as of June 30, 2002:

	Payments Due by Period (in Thousands)
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	97,279	16,550	34,551	29,678	16,500
Capital Lease Obligations	1,244	645	599	—	—
Operating Leases	19,652	8,906	8,220	2,150	376

	Amount of Commitment Expiration Per Period (In Thousands)
Contractual Obligations (2)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	14,035	14,035	—	—	—

(1)
Contractual obligations include long-term debt consisting primarily of senior notes totaling $79,929,000 and an outstanding line of credit of $17,288,000; capital lease obligations for revenue and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing the consolidated financial statements, the Company applies the following critical accounting policies that affect judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses:

Revenue and Expense Recognition—Operating revenue is recognized on a percentage of completion method based on average transit time. Expenses associated with operating revenue are recognized when incurred.

Allowance for Uncollectible Accounts—The Company maintains an allowance for uncollectible accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Claims and Insurance Accruals – Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

From April 1, 2001 through March 31, 2002, the Company was self-insured for bodily injury and property damage claims up to $250,000 per occurrence. Cargo claims were self-insured up to $100,000; however, after the first two losses exceeded $100,000 in the policy year, the retention under the Company’s excess insurance policy was reduced to $50,000 per occurrence. The Company also was self-insured for workers’ compensation in certain states and had first dollar or high deductible plans in the remaining states.

Due to recent loss experience incurred by the insurance industry, rates offered by insurers for many types of coverage have dramatically increased over the prior year renewal rates. As a result, the Company determined that additional risk in the form of higher retention levels was warranted and, effective April 1, 2002, self-insured retention for bodily injury and property damage increased to $1,750,000 per claim while the self-insured retention for cargo claims increased to $100,000 per claim. These increases in retention levels had no impact on the financial results of the Company in the first quarter 2002 but are projected to increase the Company’s overall insurance costs in 2002 by approximately $2,400,000. This estimate is based upon increased premiums for insurance coverage and projected losses under the new retention levels, which could vary dramatically.

Inflation

Most of the Company’s expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, the Company has implemented a fuel surcharge in its tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the second quarter and the first half of 2002, the net effect of inflation on the Company’s results of operations was minimal.

Seasonality

The Company’s tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact the Company’s performance by reducing demand and increasing operating expenses. The second and third quarters reflect increased demand for services during the spring and summer months, which generally result in improved operating margins.

Environmental

The Company is subject to federal, state and local environmental laws and regulations, particularly relative to underground storage tanks. The Company believes it is in compliance with applicable environmental laws and regulations, including those relating to underground storage tanks, and does not believe that the cost of future compliance will have a material adverse effect on the Company’s operations or financial condition.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or the future financial performance of the Company, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of the Company, including, without limitation, statements relating to the Company’s goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in the Company’s goals, strategies and expectations, which are subject to change at any time at the discretion of the Company; (2) the Company’s ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment and other significant resources; (5) the ability to impose and maintain fuel surcharges to offset increases in fuel prices; (6) the impact of regulatory bodies; (7) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers’ business cycles and shipping requirements; (8) the Company’s ability to raise capital or borrow funds on satisfactory terms, which could limit growth and require the Company to operate its revenue equipment for longer periods of time; (9) the Company’s ability to purchase, build or lease facilities suitable for its operations; and (10) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Liquidity and Capital Resources” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2002 Annual Meeting of Stockholders on May 20, 2002. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

Nominee	For	Withheld
Earl E. Congdon	7,130,677	108,021
John R. Congdon	7,130,677	108,021
David S. Congdon	7,178,227	60,471
John R. Congdon, Jr.	7,204,298	34,400
John A. Ebeling	7,204,698	34,000
Harold G. Hoak	7,204,698	34,000
Franz F. Holscher	7,204,298	34,400

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

Exhibit No.	Description

4.6.8	Loan agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc. dated July 10, 2002.

4.7.4	Third Amendment and Agreement between Wachovia Bank, National Association (formerly known as First Union National Bank) and Old Dominion Freight Line, Inc., dated May 31, 2002.

10.16	Real Estate Purchase Contract between Robert A. Cox, Jr., as trustee for the Earl E. Congdon and John R. Congdon Irrevocable Trust, and Old Dominion Freight Line, Inc., dated June 19, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: AUGUST 9, 2002	By:	/s/ J. WES FRYE
J. Wes Frye Senior Vice President – Finance (Principal Financial Officer)

DATE: AUGUST 9, 2002	By:	/s/ JOHN P. BOOKER III
John P. Booker III Vice President—Controller (Principal Accounting Officer)