Form 10-Q
period 2002-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2002-11-13
CIK 878927

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 0-19582

OLD DOMINION FREIGHT LINE, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	56-0751714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Old Dominion Way
Thomasville, NC 27360
(Address of principal executive offices)

(336) 889-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                 No  ☐

As of November 12, 2002, there were 10,296,864 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except share and per share data)
Revenue from operations	$149,931	$128,960	$416,747	$377,835
Operating expenses:
Salaries, wages and benefits	88,488	77,408	251,079	229,432
Purchased transportation	5,397	4,746	14,237	14,307
Operating supplies and expenses	14,869	12,256	40,428	38,518
Depreciation and amortization	7,735	7,517	22,930	22,326
Building and office equipment rents	1,894	1,806	5,613	5,621
Operating taxes and licenses	5,724	5,200	16,878	15,637
Insurance and claims	4,446	3,536	12,664	9,842
Communications and utilities	2,481	2,334	7,591	7,211
General supplies and expenses	5,133	4,748	15,146	13,507
Miscellaneous expenses, net	1,659	1,728	4,318	4,511

Total operating expenses	137,826	121,279	390,884	360,912

Operating income	12,105	7,681	25,863	16,923
Other deductions:
Interest expense, net	1,499	1,415	4,279	4,441
Other expense (income), net	122	267	275	(235)

Total other deductions	1,621	1,682	4,554	4,206

Income before income taxes	10,484	5,999	21,309	12,717
Provision for income taxes	4,088	2,340	8,310	4,960

Net income	$6,396	$3,659	$12,999	$7,757

Basic and diluted earnings per share:	$0.77	$0.44	$1.56	$.93
Weighted average shares outstanding:
Basic	8,317,549	8,312,840	8,315,785	8,312,840
Diluted	8,322,467	8,314,922	8,320,556	8,313,751

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$829	$761
Customer receivables, less allowances of $7,511 and $6,816 respectively	67,432	51,061
Other receivables	731	1,097
Tires on equipment	8,119	7,346
Prepaid expenses	6,417	12,728
Deferred income taxes	873	873

Total current assets	84,401	73,866
Property and equipment:
Revenue equipment	230,004	204,416
Land and structures	129,619	117,570
Other equipment	53,865	42,851
Leasehold improvements	4,737	4,679

Total property and equipment	418,225	369,516
Less accumulated depreciation and amortization	(169,934)	(151,333)

Net property and equipment	248,291	218,183
Other assets	19,306	18,791

Total assets	$351,998	$310,840

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,231	$13,799
Compensation and benefits	16,532	9,942
Claims and insurance accruals	18,034	14,958
Other accrued liabilities	4,065	3,034
Income taxes payable	1,000	425
Current maturities of long-term debt	24,009	8,408

Total current liabilities	82,871	50,566
Long-term debt	83,815	90,014
Other non-current liabilities	14,842	12,840
Deferred income taxes	20,781	20,781

Total long-term liabilities	119,438	123,635
Stockholders’ equity:
Common stock—$.10 par value, 25,000,000 shares authorized, 8,317,940 outstanding	832	831
Capital in excess of par value	23,957	23,907
Retained earnings	124,900	111,901

Total stockholders’ equity	149,689	136,639
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$351,998	$310,840

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended Sept. 30,
	2002	2001
	(Unaudited)	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$12,999	$7,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,930	22,326
Loss on sale of property and equipment	238	137
Changes in assets and liabilities:
Customer and other receivables, net	(16,005)	(6,291)
Tires on equipment	(773)	(375)
Prepaid expenses and other assets	5,791	5,713
Accounts payable	5,432	(4,287)
Compensation, benefits and other accrued liabilities	7,621	2,534
Claims and insurance accruals	4,895	1,548
Income taxes payable	575	998
Other liabilities	183	98

Net cash provided by operating activities	43,886	30,158

Cash flows from investing activities:
Acquisition of business assets, net	—	(9,387)
Purchase of property and equipment	(53,836)	(21,474)
Proceeds from sale of property and equipment	565	739

Net cash used in investing activities	(53,271)	(30,122)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	16,764	52,563
Principal payments under long-term debt agreements	(5,864)	(7,917)
Net payments on revolving line of credit	(1,498)	(39,250)
Proceeds from the conversion of stock options	51	—

Net cash provided by financing activities	9,453	5,396

Increase in cash and cash equivalents	68	5,432
Cash and cash equivalents at beginning of period	761	585

Cash and cash equivalents at end of period	$829	$6,017

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

There have been no significant changes in the accounting policies of the Company or significant changes in the Company’s commitments and contingencies as previously described in the 2001 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

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

We adopted SFAS No. 142 effective January 1, 2002, the measurement date, and we have completed the required analysis of the fair value of our single reporting unit compared to the carrying value as of that date. Based upon that analysis, we concluded that there was no impairment of the $10,663,000 of intangible assets included in “Other Assets” on the measurement date. We plan to complete a similar analysis in the fourth quarter of 2002.

The following table adjusts the reported net income for the three and nine months ended September 30, 2001 and the earnings per share to exclude amortization of goodwill:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(in thousands, except per share data)
Reported net income	$3,659	$7,757
Amortization of goodwill (net of tax effect)	101	273

Adjusted net income	$3,760	$8,030

Reported earnings per basic and diluted share	$0.44	$0.93
Amortization of goodwill (net of tax effect)	0.01	0.03

Adjusted earnings per basic and diluted share	$0.45	$0.96

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we adopted this new accounting standard on January 1, 2002. We have no indicators of impairment on our long-lived assets and therefore believe the adoption of SFAS No. 144 will not have any material effect on our financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Obligations Associated with Disposal Activities (“SFAS 146”), which is effective for disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. We have not determined what the effect of SFAS 146 will be the on our earnings and financial position, but we do not believe it will be material.

Related Party Transactions

Greensboro Service Center Purchase

On October 15, 2002, we purchased a 116 door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to October 15, 2002, the property was leased to us on a month-to-month basis for $31,705 per month.

We had originally planned to enter into an arrangement to complete an expansion of this service center and enter into a long-term lease. However, we determined that it was in our best interest to purchase this facility because the cost of the expansion to 229 doors on additional acreage made continued leasing undesirable and because we generally prefer ownership to leasing our service centers when conditions warrant.

In determining the purchase price of the service center, we considered the value of the land and buildings as they existed prior to improvements and compared this to the cost of building a comparable service center and shop on the same acreage. We then applied a method of depreciation to arrive at a fair purchase price. In doing so, we used the same method of analysis as we have used to determine the value of other service centers we have purchased from unaffiliated parties. In addition, we obtained an appraisal of the facility by a nationally recognized real estate broker specializing in the trucking industry. The appraisal was based on the depreciated construction cost of a similar facility and the value of a similar parcel of land.

The Audit Committee of our Board of Directors reviewed and approved the transaction.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we and Leasing have combined our requirements for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

In 2001 and the nine months ended September 30, 2002, we charged Leasing $10,586 and $4,666, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost. In addition, we charged Leasing $12,000 and $9,000 in 2001 and the nine months ended September 30,

2002, respectively, for rental of a vehicle maintenance and service center facility located in Chesapeake, Virginia.

We purchased $286,838 and $226,018 of maintenance and other services from Leasing in 2001 and the nine months ended September 30, 2002, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. In addition, Leasing has a right of first refusal for our future tractor and trailer leases, exercisable on the same terms offered to us by third parties. In 2001, we paid Leasing $8,363 for short-term tractor rentals. In the first nine months of 2002, we have had no short-term or long-term equipment leases with Leasing.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $773,500.

The Audit Committee of our Board of Directors reviewed and approved these transactions.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. We will continue to lease these trailers under the provisions of the month-to-month lease until we close this purchase. Currently, the lease payment for each trailer is $205 per month or a total of $400,980 per year for all 163 trailers.

Our Board of Directors also approved the leasing from E & J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer or a total of $367,200 per year.

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

Subsequent Events

On November 12, 2002, we issued and sold in an underwritten public offering 1,949,124 shares of common stock in exchange for net proceeds of approximately $40.5 million. We used $13,783,000 of these proceeds to repay all indebtedness outstanding under our committed credit facility. We will use $3,000,000 to repay a maturing senior note issued in 1996, which bears a 7.3% interest rate and matures on December 15, 2002. The balance of the proceeds will be used to fund the scheduled replacement cycle of our existing equipment, which consists primarily of tractors and trailers, and to fund our growth strategy, which includes the purchase and expansion of service centers. The underwriters have a 30-day option to purchase up to an additional 455,000 shares from us, which could result in additional net proceeds of approximately $9.5 million if executed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months and Nine Months Ended September 30, 2002, Compared to the Three Months and Nine Months Ended September 30, 2001

Expenses as a Percentage of Revenue from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue from operations	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	59.0	60.0	60.3	60.7
Purchased transportation	3.6	3.7	3.4	3.8
Operating supplies and expenses	9.9	9.5	9.7	10.2
Depreciation and amortization	5.2	5.8	5.5	5.9
Building and office equipment rents	1.3	1.4	1.4	1.5
Operating taxes and licenses	3.8	4.0	4.1	4.1
Insurance and claims	3.0	2.7	3.0	2.6
Communications and utilities	1.6	1.8	1.8	1.9
General supplies and expenses	3.4	3.7	3.6	3.6
Miscellaneous expenses, net	1.1	1.4	1.0	1.2

Total operating expenses	91.9	94.0	93.8	95.5

Operating income	8.1	6.0	6.2	4.5
Interest expense, net	1.0	1.1	1.0	1.2
Other expense (income), net	.1	.2	.1	(.1)

Income before income taxes	7.0	4.7	5.1	3.4
Provision for income taxes	2.7	1.9	2.0	1.3

Net income	4.3%	2.8%	3.1%	2.1%

Results of Operations

During the third quarter and throughout the first nine months of 2002, we continued to achieve revenue growth, improve operating efficiencies and increase profitability, even while the U.S. economy remained sluggish. Revenue for the third quarter of 2002 was $149,931,000 compared to $128,960,000 for the prior-year quarter, an increase of 16.3%. For the first nine months of 2002, revenue grew 10.3% to $416,747,000, compared to $377,835,000 for the same period in 2001.

Operating expenses for the third quarter 2002 were 91.9% of revenue compared to 94.0% for the third quarter 2001 and were 93.8% for the first nine months of 2002 compared to 95.5% for the same period in 2001. The combination of revenue growth and improved operating efficiency produced net income for the third quarter of $6,396,000 compared to $3,659,000 for the third quarter of 2001, an increase of 74.8%. For the first nine months of 2002, net income increased by 67.6% to $12,999,000 compared to $7,757,000 in 2001.

Revenue

Our revenue growth in the third quarter and throughout 2002 resulted primarily from significant increases in the number of shipments we transported. For the third quarter and for the nine-month period ending September 30, 2002, shipments increased 14.6% and 10.0%, respectively, from the prior-year periods. Shipments weighing less than 10,000 pounds, or LTL shipments, accounted for approximately 97.8% of the total shipments we transported in the third quarter and first nine months of 2002, which is approximately the same as the prior-year comparable periods.

On July 8, 2002, we implemented a general increase on our public tariffs, which comprise approximately 45% or our net revenue. Pricing on the remaining revenue base consisting of private contracts is generally renegotiated as those contracts near expiration. We generally modify the pricing of our public tariffs in the third quarter of each year; however, market conditions in 2002 allowed earlier adoption and implementation, which had a positive impact on the quarter and nine-month comparisons. LTL revenue per LTL shipment increased to $143.57 for the third quarter from $138.70 for the third quarter of 2001, an increase of 3.5%. This increase was due to a 4.0% improvement in our LTL revenue per hundredweight, a measurement of pricing, offset slightly by a .6% decrease in LTL weight per shipment. For the first nine months, LTL revenue per shipment increased to $139.43 from $137.64, an improvement of 1.3%, which was caused by a 2.5% improvement in LTL revenue per hundredweight offset by a 1.2% decrease in LTL weight per shipment.

On September 3, 2002, Consolidated Freightways Corporation, a major national LTL carrier with revenues of $2.3 billion in 2001 and one of our competitors, declared bankruptcy and ceased operations. This resulted in increased freight volumes during the last four weeks of the third quarter, and volumes continue to be strong in the early part of the fourth quarter. We believe this will provide an additional opportunity for us to expand our customer base and increase our revenue and will provide for a more favorable pricing environment for all LTL carriers.

We also benefited from a full nine months of revenue in 2002 generated by our expansion of service centers and markets on February 10, 2001, resulting from the acquisition of certain assets of Carter & Sons Freightways, Inc. of Carrollton, Texas, which operated a regional less-than-truckload network of 23 service centers, primarily in Texas and surrounding states. We anticipate that these markets will continue to mature and be a source of revenue growth.

We are on track to meet our targeted revenue growth for 2002 of between 10% and 15% based on the results for the first nine months of 2002 and our early fourth quarter indicators.

Operating Costs and Other Expenses

Increases in density, which we define as concentrations of shipments and tonnage moving through our service center network, have enabled us to obtain certain economies of scale in the third quarter and first nine months of 2002. Our operating ratio, a measure of profitability calculated by dividing operating expenses by revenue, was 91.9% for the third quarter 2002 compared to 94.0% for the prior-year period. For the first nine months of 2002, the operating ratio was 93.8% compared to 95.5%. As density increases within our existing capacity of facilities and equipment, we anticipate further reductions in unit operating costs and in our operating ratio.

Salaries, wages and employee benefit expenses, the largest component of our cost structure, were 59.0% of revenue in the third quarter compared to 60.0% for the third quarter of 2001. Most of these costs were incurred as variable driver and platform labor directly associated with the movement of shipments through our network. Our driver and platform wages, excluding benefit expenses, were 32.1% of revenue in the third quarter of 2002 compared to 32.6% for the same period in 2001. For the first nine months of 2002, salaries, wages and benefits were 60.3% of revenue compared to 60.7% for the same period in 2001. Driver and platform wages were 32.6% of revenue for the first nine months compared to 33.0% for the prior-year period.

Approximately 30% of the total cost of employee benefits and employer paid taxes are incurred to provide group health benefits to our employees and their families. In 2001, we experienced an increase of 24.5% in these costs and expected a similar increase in 2002. In January 2002, we implemented cost savings opportunities in our plan, and through the first nine months of 2002, we reduced our group health costs to 3.9% of revenue compared to 4.3% for the same period in 2001.

We purchase transportation services for our linehaul and local pickup and delivery operations from other motor carriers and rail providers when there are capacity restraints within our fleet or when it is economically beneficial. Purchased transportation decreased to 3.6% of revenue for the third quarter and 3.4% for the first nine months compared to 3.7% and 3.8% for the prior-year periods, respectively. As we have built density in our pickup and delivery operations, we have been able to economically serve more points directly with our employees and equipment, rather than outsource this activity to cartage agents. Cartage expense was reduced to 1.8% of revenue in the third quarter of 2002 from 2.1% in the third quarter of 2001 and to 1.6% of revenue in the first nine months of 2002 from 2.0% in the same period in 2001.

Operating supplies increased to 9.9% of revenue in the third quarter from 9.5% in the prior-year quarter due to increases in tire expense and repair costs. For the first nine months of 2002, operating supplies decreased to 9.7% of revenue from 10.2% for the same period in 2001 primarily due to a decrease in the price of diesel fuel, which dropped to 4.3% of revenue from 5.4% excluding fuel taxes. Our general tariffs and contracts generally include provisions for a fuel surcharge, recorded in net revenue, which have effectively offset significant diesel fuel price fluctuations. These surcharges decrease or are eliminated as fuel prices approach certain floor levels.

The adoption of SFAS No. 142 on January 1, 2002 resulted in a decrease in amortization expenses of $184,000 per quarter or $552,000 for the first nine months in 2002. In addition, we also increased our asset utilization as more tonnage moved through our service center network. As a result, depreciation and amortization expense dropped to 5.2% of revenue in the third quarter from 5.8% and to 5.5% through the first nine months of 2002 from 5.9% for the prior-year period.

The tonnage and shipment increases have also driven down other relatively fixed costs such as building and office equipment rents, communications and utilities, and miscellaneous expenses, which as a group decreased to 4.0% of revenue for the third quarter and 4.2% for the first nine months, compared to 4.6% for both comparable periods in 2001.

Insurance and claims expense increased to 3.0% in the third quarter from 2.7% for the third quarter 2001. On April 1, 2002, we renewed many of our major insurance policies at significantly higher renewal rates, even after substantially increasing our self-insured retention levels. These higher rates are due to overall increases in insurance markets, which affect the entire transportation industry, rather than our specific loss experience. For the first nine months of 2002, insurance and claims expense was 3.0% of revenue compared to 2.6% for the prior-year comparable period. We anticipate insurance and claims expense to remain at higher levels for the remainder of the year.

Long-term debt including current maturities was $107,824,000 at September 30, 2002 compared to $88,938,000 on September 30, 2001, an increase of 21.2%. While debt levels were higher throughout 2002, particularly in the third quarter, our weighted average interest rate on outstanding debt was lower in the current year. As a result of increased debt, net interest expense increased to $1,499,000 for the third quarter 2002 from $1,415,000 for the prior-year comparable quarter. For the first nine months, net interest expense decreased to $4,279,000 compared to $4,441,000 for the same period in 2001 due to the lower average interest rate in the current year.

The effective tax rate for both 2002 and 2001 was 39.0%.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we have incurred net capital expenditures of $53,271,000 during the first nine months of 2002. Throughout the year, we have funded our capital expenditures and other cash requirements through cash flows from operations, supplemented with additional borrowings. At September 30, 2002, long-term debt including current maturities increased to $107,824,000 from $98,422,000 at December 31, 2001.

We estimate net capital expenditures to be approximately $60,000,000 to $65,000,000 for the year ending December 31, 2002. Of that, approximately $32,000,000 is allocated for the purchase of tractors and trailers, $19,000,000 is allocated for the purchase or construction of larger replacement service centers or expansion of existing service centers and the balance is allocated for investments in technology and other assets. To date, we have funded these expenditures primarily through cash flows from operations supplemented by additional borrowings. We are also in the process of pursuing the purchase of up to six service centers. If these transactions are consummated, net capital expenditures for 2002 may increase by up to an additional $20,000,000.

The table below sets forth our capital expenditures for the years ended December 31, 1999, 2000, and 2001 and the nine months ended September 30, 2002, excluding assets acquired as part of business acquisitions:

	Year Ended December 31,			Nine Months Ended
	1999	2000	2001	Sept. 30, 2002
Land and structures	$17,015	$21,189	$30,245	$12,375
Tractors	7,886	21,546	4,151	21,159
Trailers	4,360	9,291	1,284	7,795
Technology	2,745	4,138	4,806	7,242
Other	3,986	6,919	3,128	5,265

Total	$35,992	$63,083	$43,614	$53,836

On May 31, 2000, we entered into an uncollateralized committed credit facility with Wachovia Bank, National Association (formerly First Union National Bank), which, as amended, consists of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003. We have begun discussions for the renewal of this facility. Interest on the line of credit is charged at rates that vary based upon our fixed charge coverage ratio. The applicable interest rate for the first nine months of 2002 under this agreement was based upon LIBOR plus .70% to .85%. A fee ranging from .20% to .25% was charged on the unused portion of the line of credit, and fees ranging between .70% to .75% were charged on outstanding standby letters of credit. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers’ compensation claims. At September 30, 2002, there was $10,762,000 outstanding on the line of credit and $14,035,000 outstanding on the standby letter of credit facility.

On July 10, 2002, we entered into a $16,000,000 term loan agreement with First Union Commercial Corporation to refinance our revolving debt, which was incurred to fund the purchase of new tractors and trailers. Under this agreement, we may enter into one or more promissory notes not to exceed the maximum aggregate amount of the loan. The applicable interest rate and payment schedules for any notes will be determined at the time of issuance. This agreement’s provisions for issuance of promissory notes expires when the maximum amount has been borrowed or December 31, 2002, whichever occurs first. On July 1, 2002, pending the closing of our new term loan agreement, we temporarily increased our $20,000,000 line of credit to $25,000,000 to fund the purchase of new tractors. On July 19, 2002, we executed a $14,165,000 promissory note under the term loan agreement carrying an interest rate of 4.39% and a maturity date of July 1, 2006. Upon application of the proceeds from this promissory note, we reduced the line of credit to its previous $20,000,000 limit on July 19, 2002. On August 9, 2002, we executed a $1,835,000 promissory note under the term loan agreement carrying an interest rate of 4.39% and a maturity date of August 1, 2006.

We have five individual senior note agreements outstanding that totaled $79,929,000 at September 30, 2002. These notes call for periodic principal and interest payments with maturities ranging from 2002 through 2008, of which $9,107,000 is due within the next 12 months. Interest rates on these notes are fixed and range from 6.35% to 7.59%. Under the provisions of one of these notes, we may issue up to $15,000,000 of additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to the outstanding balance of our line of credit facility, which was $10,762,000 at September 30, 2002. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

On November 12, 2002, we issued and sold in an underwritten public offering 1,949,124 shares of common stock in exchange for net proceeds of approximately $40.5 million. We used $13,783,000 of these proceeds to repay all indebtedness outstanding under our committed credit facility. We will use $3,000,000 to repay a maturing senior note issued in 1996, which bears a 7.3% interest rate and matures on December 15, 2002. The balance of the proceeds will be used to fund the scheduled replacement cycle of our existing equipment, which consists primarily of tractors and trailers, and to fund our growth strategy, which includes the purchase and expansion of service centers. The underwriters have a 30-day option to purchase up to an additional 455,000 shares from us, which could result in additional net proceeds of approximately $9.5 million if executed.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. We do not anticipate a significant decline in business levels or financial performance, and we believe the combination of our existing credit facilities along with our additional borrowing capacity are sufficient to meet seasonal and long-term capital needs.

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2002:

	Payments Due by Period (In Thousands)
Contractual Obligations (1)	Total	Less than 12 months	13 - 36 months	37 - 60 months	Over 60 months
Long-Term Debt	$106,070	$23,144	$45,819	$25,607	$11,500
Capital Lease Obligations	1,754	865	889	—	—
Operating Leases	19,503	8,695	8,699	1,879	230

		Amount of Commitment Expiration Per Period (In Thousands)
Other Commercial Commitments (2)	Total Amounts Committed	Less than 12 months	13 - 36 months	37 - 60 months	Over 60 months
Standby Letters of Credit	$14,035	$14,035	—	—	—

(1)
Contractual obligations include long-term debt consisting primarily of senior notes totaling $79,929,000 and an outstanding line of credit of $10,792,000; capital lease obligations for tractors, trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing our consolidated financial statements, we apply the following critical accounting policies that affect judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses:

Revenue and Expense Recognition—Operating revenue is recognized on a percentage of completion method based on average transit time. Expenses associated with operating revenue are recognized when incurred.

Allowance for Uncollectible Accounts—We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Claims and Insurance Accruals—Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

From April 1, 2001 through March 31, 2002, we were self-insured for bodily injury and property damage claims up to $250,000 per occurrence. Cargo claims were self-insured up to $100,000; however, after the first two losses exceeded $100,000 in the policy year, the retention under our excess insurance policy was reduced to $50,000 per occurrence. We were also self-insured for workers’ compensation in certain states and had first dollar or high deductible plans in the remaining states.

Due to recent losses incurred by the insurance industry, rates offered by insurers for many types of coverage have significantly increased over the prior-year renewal rates. As a result, we determined that additional risk in the form of higher retention levels was warranted, and, effective April 1, 2002, self-insured retention for bodily injury and property damage increased to $1,750,000 per claim while the self-insured retention for cargo claims increased to $100,000 per claim. These increases in retention levels had no impact on our financial results in the first quarter 2002 but are projected to increase our overall insurance costs in 2002 by approximately $2,400,000. This estimate is based upon increased premiums for insurance coverage and projected losses under the new retention levels.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the third quarter and the first nine months of 2002, the net effect of inflation on our results of operations was minimal.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first and fourth quarters are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. The second and third quarters reflect increased demand for services during the spring and summer months, which generally result in improved operating margins.

Environmental

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things, the emission and discharge of hazardous materials into the environment from our properties and vehicles, fuel storage tanks and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations or financial condition.

Related Party Transactions

Greensboro Service Center Purchase

On October 15, 2002, we purchased a 116 door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to October 15, 2002, the property was leased to us on a month-to-month basis for $31,705 per month.

We had originally planned to enter into an arrangement to complete an expansion of this service center and enter into a long-term lease. However, we determined that it was in our best interest to purchase this facility because the cost of the expansion to 229 doors on additional acreage made continued leasing undesirable and because we generally prefer ownership to leasing our service centers when conditions warrant.

In determining the purchase price of the service center, we considered the value of the land and buildings as they existed prior to improvements and compared this to the cost of building a comparable service center and shop on the same acreage. We then applied a method of depreciation to arrive at a fair purchase price. In doing so, we used the same method of analysis as we have used to determine the value of other service centers we have purchased from unaffiliated parties. In addition, we obtained an appraisal of the facility by a nationally recognized real estate broker specializing in the trucking industry. The appraisal was based on the depreciated construction cost of a similar facility and the value of a similar parcel of land.

The Audit Committee of our Board of Directors reviewed and approved the transaction.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we and Leasing have combined our requirements for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

In 2001 and the nine months ended September 30, 2002, we charged Leasing $10,586 and $4,666, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost. In addition, we charged Leasing $12,000 and $9,000 in 2001 and the nine months ended September 30, 2002, respectively, for rental of a vehicle maintenance and service center facility located in Chesapeake, Virginia.

We purchased $286,838 and $226,018 of maintenance and other services from Leasing in 2001 and the nine months ended September 30, 2002, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. In addition, Leasing has a right of first refusal for our future tractor and trailer leases, exercisable on the same terms offered to us by third parties. In 2001, we paid Leasing $8,363 for short-term tractor rentals. In the first nine months of 2002, we have had no short-term or long-term equipment leases with Leasing.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $773,500. We believe that the purchase price for these trailers was competitive with prices that an unaffiliated third party would charge.

The Audit Committee of our Board of Directors reviewed and approved these transactions.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. We will continue to lease these trailers under the provisions of the month-to-month lease until we close this purchase, which is scheduled for December 2002. Currently, the lease payment for each trailer is $205 per month or a total of $400,980 per year for all 163 trailers. We expect to utilize these trailers in our pickup and delivery fleet for the remainder of their useful lives, which we estimate to be approximately two years. This purchase will enable us to realize a cost savings compared to the cost of leasing for such period. Our Board of Directors considered published prices of comparable trailers in authorizing the purchase.

Our Board of Directors also approved the leasing from E & J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer or a total of $367,200 per year. We determined to lease these trailers, which are 1995 models, because recent increases in tonnage and shipments require us to increase capacity, and leasing trailers provides greater flexibility than purchasing to respond to fluctuations in tonnage and shipments. As of September 30, 2002, we had taken delivery and begun lease payments on 42 of the total 150 trailers covered in the lease agreement. In determining the lease values, our Board of Directors considered published lease prices by national leasing companies.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) changes in our goals, strategies and expectations, which are subject to change at any time at our discretion; (2) our ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment and other significant resources; (5) the ability to impose and maintain fuel surcharges to offset increases in fuel prices; (6) the impact of regulatory bodies; (7) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers’ business cycles and shipping requirements; (8) our ability to raise capital or borrow funds on satisfactory terms, which could limit growth and require us to operate our revenue equipment for longer periods of time; (9) our ability to purchase, build or lease facilities suitable for our operations; and (10) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Liquidity and Capital Resources” under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

a)    Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)    Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit No.	Description

10.9.3	E & J Enterprises Trailer Lease Agreement dated August 1, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 12, 2002	/s/ J. WES FRYE
J. Wes Frye Senior Vice President—Finance (Principal Financial Officer)

DATE:	November 12, 2002	/s/ JOHN P. BOOKER III
John P. Booker III Vice President—Controller (Principal Accounting Officer)

CERTIFICATION

I, Earl E. Congdon, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Old Dominion Freight Line, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ EARL E. CONGDON
Chairman & Chief Executive Officer

CERTIFICATION

I, J. Wes Frye, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Old Dominion Freight Line, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ J. WES FRYE
Senior VP—Chief Financial Officer