Form 10-K
period 2002-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2003-03-26
CIK 878927

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________________ to ________________.

Commission File Number: 0-19582

OLD DOMINION FREIGHT LINE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	56-0751714 (I.R.S. Employer Identification No.)

500 Old Dominion Way
Thomasville, NC 27360
(Address of principal executive offices)

(336) 889-5000 (Registrant’s Telephone Number)
www.odfl.com (Registrant’s Web Site)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.10 par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2002, was $19,124,261.

As of March 25, 2003, the registrant had 10,692,264 outstanding shares of Common Stock ($.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.         BUSINESS

General

We are a leading less-than-truckload multi-regional motor carrier providing timely one to four day service among five regions in the United States and next-day and second-day service within these regions. Through our non-union workforce and our four branded product groups, OD-Domestic, OD-Global, OD-Expedited and OD-Technology, we offer an array of innovative products and services that provide direct service to 38 states within the Southeast, South Central, Northeast, Midwest and West regions of the country, including 24 states within which we provide full-state coverage. In addition, through marketing and carrier relationships, we provide service to and from the remaining 12 states, as well as Canada, Mexico and the Caribbean.

We have grown substantially over the last several years through strategic acquisitions and internal growth. Prior to 1995, we provided inter-regional service to major metropolitan areas from, and regional service within, the Southeast region of the United States. Since 1995, we have expanded our infrastructure to provide next-day and second-day service within four additional regions as well as expanded inter-regional service among those regions. During this period, we increased our number of service centers from 53 to 117 and our states directly served from 21 to 38. We believe that our present infrastructure will enable us to increase freight density (the volume of freight moving through our network) and thereby improve our profitability.

We are committed to providing our customers with high quality service products. We are continually upgrading our technological capabilities to improve our customer service, reduce our transit times and minimize our operating costs. In addition to our core less-than-truckload, or LTL, services, we provide premium expedited services, including guaranteed on-time delivery, time-specific delivery and next-day air delivery. We also offer container delivery service to and from ten port facilities as well as assembly and distribution services in which we either consolidate LTL shipments for full truckload transport by a truckload carrier or break down full truckload shipments from a truckload carrier into LTL shipments for our delivery.

We combine the rapid transit times of a regional carrier with the geographic coverage of an inter-regional carrier. We believe our transit times are generally faster than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and industry leading technology. In addition, our direct service to 38 states and five regions provides greater geographic coverage than most of our regional competitors. We believe our diversified mix and scope of regional and inter-regional services enable us to provide our customers a single source to meet their LTL shipping needs.

We provide consistent customer service from a single organization offering our customers information and pricing from one point of contact. Most of our multi-regional competitors that offer inter-regional service do so through independent companies with separate points of contact, which can result in inconsistent service and pricing, as well as poor shipment visibility. Our integrated structure allows us to offer our customers consistent and continuous service across regions.

Our Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: truckload and LTL. Truckload carriers dedicate an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route the goods through terminals, or service centers, where freight may be transferred to other trucks with similar destinations for delivery.

In contrast to truckload carriers, LTL carriers require expansive networks of local pickup and delivery service centers, as well as larger hub facilities. Significant capital is required of LTL motor carriers to create and maintain a network of service centers and a fleet of tractors and trailers. The substantial infrastructure spending needed for LTL carriers makes it difficult for new start-up or small operations to effectively compete with established companies.

Service Center Operations

At December 31, 2002, we conducted operations through 117 service center locations, of which we own 51 and lease 66. We operate major breakbulk, or hub, facilities in Atlanta, Georgia; Rialto, California; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Morristown, Tennessee; and Dallas, Texas, while using some smaller service centers for limited breakbulk activity in order to serve next-day markets. Our service centers are strategically located in five regions of the country to permit us to provide the highest quality service and minimize freight rehandling costs.

Each of our service centers is responsible for the pickup and delivery of freight for its own service area. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Each service center loads the freight by destination the day it is picked up. Our management reviews the productivity and service performance of each service center on a daily basis in order to maximize quality service.

While we have established primary responsibility for customer service at the local service center level, our customers may access information through several different gateways such as our website, electronic data interchange, automated voice response systems, automated fax systems or through our customer service department located at our corporate office. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity.

We plan to expand capacity at existing service centers as well as expand the number of service centers geographically as opportunities arise that provide for profitable growth and fit the needs of our customers.

Linehaul Transportation

Our Linehaul Transportation Department is responsible for directing the movement of freight among our service centers. Linehaul dispatchers control the movement of freight among service centers through real-time, integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our senior management continuously monitors freight movements, transit times, load factors and other productivity measurements to ensure that we maintain our highest levels of service and efficiency.

We use scheduled dispatches, and additional dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible work force rules and by using twin 28-foot trailers exclusively in our linehaul operations, which also reduces cargo claims expenses. Use of twin 28-foot trailers permits us to pick up freight directly from its point of origin to destination with minimal unloading and reloading and permits more freight to be hauled behind a tractor than could be hauled if we used one larger trailer.

Tractors and Trailers and Maintenance

At December 31, 2002, we operated 2,752 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of our service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2002, we operated a fleet of 10,729 trailers. As we have expanded and our needs for equipment have increased, we have purchased new trailers as well as trailers meeting our specifications from other trucking companies that have ceased operations. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing the trailer fleet’s average age.

The table below reflects, as of December 31, 2002, the average age of our tractors and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age

Linehaul tractors	2,077	3.8 years
Pickup and delivery tractors	675	9.3 years
Pickup and delivery trucks	34	5.6 years
Linehaul trailers	8,518	8.9 years
Pickup and delivery trailers	2,211	12.2 years

We develop certain specifications for tractors and trailers, the production and purchase of which are negotiated with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe that there is sufficient capacity among suppliers to ensure an uninterrupted flow of equipment.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2002, 2001 and 2000:

	Year ended December 31,

(In thousands)	2002	2001	2000

Tractors	$22,900	$5,478	$21,546
Trailers	8,800	2,972	9,291

Total	$31,700	$8,450	$30,837

We currently have major maintenance operations at our service centers in Atlanta, Georgia; Dallas, Texas; Chicago and Des Plaines, Illinois; Harrisburg, Pennsylvania; Jersey City, New Jersey; Morristown and Memphis, Tennessee; Los Angeles and Rialto, California; Columbus, Ohio; Greensboro, North Carolina; and Greenville, South Carolina. In addition, six other service center locations are equipped to perform routine and preventive maintenance checks and repairs on our equipment.

We have an established scheduled maintenance policy and procedure. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage intervals ranging from 12,500 to 25,000 miles, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2002, we had a sales staff of 328 employees. We compensate our sales force, in part, based upon revenue generated, company and service center profitability and on-time service performance, which we believe helps to motivate our employees.

We utilize a computerized freight costing model to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight costing model, as necessary, to simulate the actual conditions under which the freight will be moved. From time to time, we also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of from one to two years and typically choose to enter into a contractual arrangement with a limited number of motor carriers based upon price and service.

Revenue is generated from many customers and locations across the United States and North America. We currently serve over 57,000 customers with direct service to 38 states, including 24 with 100% full-state coverage. In addition, through marketing and carrier relationships, we provide service to the remaining 12 states, as well as Canada, Mexico and the Caribbean. For the year ended December 31, 2002, our largest customer accounted for approximately 1.8% of revenue and our largest 20, 10 and five customers accounted for approximately 17.6%, 12.1% and 7.4% of our revenue, respectively. For each of the previous three years, less than 1% of our revenue was generated through our carrier relationships in Canada, Mexico and the Caribbean. We believe the diversity of our revenue base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

Competition

The transportation industry is highly competitive on the basis of both price and service. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, air freight carriers and railroads. We believe that we are able to compete effectively in our markets by providing high quality and timely service at competitive prices.

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

Technology

We continually upgrade our technological capabilities. We provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to necessary information. We also employ freight handling systems and logistics technology in an effort to reduce costs and transit times. Our principal technologies include:

•          www.odfl.com. A variety of information and services is available through our award-winning web site. We continuously update our web site with current information, including service products, coverage maps, financial data, news releases, employment opportunities and other information of importance to our customers, investors and employees. Since November 22, 2002, we have made available, free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission.

•          odfl4me.com. Customers may register their accounts on the secure area of our web site odfl4me.com. Our simple registration gives our customers the freedom to manage their accounts from their desktops; create bills of lading; get the information they need online easily and efficiently; check the real-time status of all active shipments; receive interactive rate estimates; schedule pickups; download rates; generate reports; and view or print documents.

•          Interactive Voice Response (IVR). Through our IVR telephone system, callers can trace shipments, develop rate estimates and access our fax server to retrieve shipping documents such as delivery receipts and bills of lading.

•          Electronic Data Interchange (EDI). For our customers who prefer to exchange information electronically, we provide a number of EDI options with flexible formats and communication alternatives. Through this system, our customers can transmit or receive invoices, remittance advices, shipping documents, shipment status information as well as other customized information.

•          Radio Frequency Identification (RFID) System. This automated arrival/dispatch system monitors equipment location and freight movement throughout our system. Radio frequency identification tags are installed on all of our tractors and trailers, and readers are installed in most of our service centers. These tags and readers record arrivals and departures, eliminating the need for manual recording and assisting in breakbulk planning.

•          Dock Yard Management (DYM) System. The DYM system tells us the status of any shipment moving within our system through a network of computers mounted on our freight docks and in each switching tractor. When a shipment is scanned, its status is updated throughout the system. Handheld computers are used to monitor, update and close loads on the dock. The DYM system is currently installed in 51 of our service centers and is scheduled to be fully installed by July 2004.

•          Handheld Computer System. Handheld computers carried by drivers on pickup and delivery tractors provide direct communication with our drivers and allow them to capture real-time information during pickups and deliveries, including individual pieces and weights as well as origin and destination shipping points. Timely pickup information allows for better direct loading and efficient scheduling of linehaul power and enhances real-time information for customer’s visibility of their supply chain. We expect the use of handheld computers by our pickup and delivery drivers to be fully implemented by August 2003.

Insurance

We carry significant insurance with third party insurance carriers. We are self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence. Cargo claims are self-insured up to $100,000. We also are self-insured for workers’ compensation in certain states and have first dollar or high deductible plans in the other states. We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We believe that our current insurance coverage is adequate to cover our liability risks.

Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. We have not experienced difficulties in maintaining a consistent and ample supply of fuel. In periods of significant price increases, we have implemented a fuel surcharge to offset the additional cost of fuel, which is consistent with our competitors’ practices. However, from time to time, we experience shortages in the availability of fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis. Our management believes that our operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of our competitors. Fuel costs, excluding fuel taxes, averaged 4.5% of revenue in 2002. In response to fuel price fluctuations, we implemented a fuel surcharge program in August 1999, which has remained in effect since that time.

Employees

As of December 31, 2002, we employed 6,895 individuals on a full-time basis in the following categories:

Category	Number of employees

Drivers	3,510
Platform	1,184
Mechanics	221
Sales	328
Salaried, clerical and other	1,652

As of December 31, 2002, we employed 1,527 linehaul drivers and 1,983 pickup and delivery drivers. All of our drivers are selected based upon driving records and experience. Drivers are required to pass drug tests and have a current DOT physical and a valid commercial driver’s license prior to employment. Drivers are also required to take drug and alcohol tests periodically, by random selection.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 1,234 individuals have graduated from this program, from which we have experienced an annual turnover rate of approximately 10%. In our management’s opinion, our driver training and qualification programs have been important factors in improving our safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid during 2002 were approximately $688,000.

Our management believes that relations with our employees are excellent and there are no employees represented under a collective bargaining agreement. We believe our non-union workforce gives us a significant advantage over unionized LTL carriers. Advantages of our workforce include flexible hours and the ability of our employees to perform multiple tasks, which we believe result in greater productivity, customer service, efficiency and cost savings. Management’s focus on communication and the continued education, development and motivation of our employees ensures that our relationship with our employees remains excellent.

Governmental Regulation

We are regulated by the Surface Transportation Board, an independent agency within the United States Department of Transportation, and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, hours of service, certain mergers, consolidations and acquisitions, and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, such as increasingly stringent environmental and occupational safety and health regulations or limits on vehicle weight and size, ergonomics and hours of service. These changes may affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing services to, shippers.

We believe that the cost of compliance with applicable laws and regulations neither has materially affected nor will materially affect our results of operations or financial condition.

Environmental Regulation

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

Risk Factors

In addition to the factors discussed elsewhere in this report, the following are some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements:

We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•          we compete with many other transportation service providers of varying sizes, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

•          some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain significant growth in our business;

•          many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected;

•          many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•          the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources than us and other competitive advantages relating to their size;

•          advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•          competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

If our employees were to unionize, our operating costs would increase.

None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. We have no assurance that our employees will not unionize in the future, which could increase our operating costs and force us to alter our operating methods. This could in turn have a material adverse effect on our operating results.

Difficulty in attracting drivers could affect our profitability.

Competition for drivers is intense within the trucking industry, and we periodically experience difficulties in attracting and retaining qualified drivers. Our operations may be affected by a shortage of qualified drivers in the future, which could cause us to temporarily under-utilize our truck fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers. If we encounter difficulty in attracting or retaining qualified drivers, our ability to grow our business could be adversely affected.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury and workers’ compensation. We carry significant insurance with third party insurance carriers. The cost of such insurance has risen significantly. To offset, in part, the significant increases we have experienced, we have elected to increase our self-insured retention levels from $250,000 to $1,750,000 for personal injury and property damage. If the number or severity of claims for which we are self-insured increases, our operating results would be adversely affected. Insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

Our business is subject to general economic factors that are largely out of our control.

Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.

Disruptions of port activity on the West Coast in 2002 moderately reduced our shipping volume in that region. If these disruptions recur, our results of operations may be adversely affected.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient financing.

Our business is highly capital intensive. Our capital expenditures in 2002 and 2001 were $70.0 million and $43.6 million, respectively. We expect our capital expenditures for 2003 to be approximately $95.0 to $100.0 million. We depend on operating leases, lines of credit, secured equipment financing and cash flow from operations to finance the purchase of tractors, trailers and service centers. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, we will be forced to limit our growth and operate our trucks for longer periods of time, which could have a material adverse effect on our operating results.

In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. We have begun discussions to renew our credit line, which expires in May 2003, but we can provide no assurances that it will be renewed on comparable terms.

We may not realize additional revenues or profits from our infrastructure investments in a timely manner or at all.

We have invested, and expect to continue to invest, substantial amounts in building, expanding and upgrading service center facilities. If we are unsuccessful in our strategy for increasing our market share of LTL shipments, we may not realize additional revenues or profits from our infrastructure investments in a timely manner or at all.

We may be adversely impacted by fluctuations in the price and availability of fuel.

Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Any increase in fuel taxes or fuel prices or any change in federal or state regulations that results in such an increase, to the extent not offset by freight rate increases or fuel surcharges to customers, or any interruption in the supply of fuel, could have a material adverse effect on our operating results. Historically, we have been able to offset significant increases in fuel prices through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. From time to time, we experience shortages in the availability of fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis.

Limited supply and increased prices for new equipment may adversely affect our earnings and cash flow.

Investment in new equipment is a significant part of our annual capital expenditures. We may face difficulty in purchasing new equipment due to decreased supply. In addition, some manufacturers have communicated their intention to raise the prices of new equipment. The price of our equipment may be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. See “— We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our business.”

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

We are regulated by the Surface Transportation Board, an independent agency within the United States Department of Transportation, and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, hours of service, certain mergers, consolidations and acquisitions, and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, such as increasingly stringent environmental and occupational safety and health regulations or limits on vehicle weight and size, ergonomics and hours of service. These changes may affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing services to, shippers.

We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our business.

We are subject to various federal, state and local environmental laws and regulations regulating, among other things, the emission and discharge of hazardous materials into the environment from our properties and vehicles, fuel storage tanks and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. Environmental laws have become and are expected to become increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2007. Beginning in October 2002, new diesel engines must meet these new emission limits. Some of the regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model year 2007. These regulations could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

Our results of operations may be affected by seasonal factors and harsh weather conditions.

Our operations are subject to seasonal trends common in the trucking industry. Our operating results in the first and fourth quarters are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and our ability to transport freight and increasing operating expenses.

If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

The success of our business will continue to depend upon our executive officers, and we do not have employment agreements with any of them. The loss of the services of any of our key personnel could have a material adverse effect on us.

Our principal shareholders control a large portion of our outstanding common stock.

Earl E. Congdon and John R. Congdon and members of their families and their affiliates beneficially own 42.3% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from yours.

We may not be able to continue to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

Acquisitions have been and continue to be an important part of our growth strategy. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources than we do to acquire attractive companies. Even if completed, the following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:

•          some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•          we may assume liabilities that were not disclosed to us or exceed our estimates;

•          we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•          acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;

•          we may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders; and

•          we may incur additional debt related to future acquisitions.

Our business may be harmed by anti-terrorism measures.

In the aftermath of the September 11, 2001, terrorist attacks on the United States, federal, state and municipal authorities have implemented and are continuing to implement various security measures, including checkpoints and travel restrictions on large trucks. If new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. We cannot assure you that these measures will not have a material adverse effect on our operating results.

Our stock price may be volatile and could decline substantially.

Our common stock has experienced price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including some of the risks enumerated above. In addition, if our operating results fail to meet the expectations of securities analysts or investors in any quarter or securities analysts revise their estimates downward, our stock price could decline.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we become involved in a securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, harming our business.

Proposed reforms of corporate governance standards for public companies will require changes in our Board of Directors.

If current corporate governance proposals of the Securities and Exchange Commission and the Board of Directors of the Nasdaq Stock Market are approved and implemented, we will have to make changes to our Board of Directors and its committees to increase their independence. We cannot assure you that a reconstituted Board of Directors will provide the expertise and leadership necessary for our continued growth or success.

ITEM 2.         PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 23.6 acres of land. We also own service center facilities in Birmingham, Dothan and Huntsville, Alabama; Tucson, Arizona; Little Rock, Arkansas; Los Angeles and Rialto, California; South Windsor, Connecticut; Atlanta and Sylvester, Georgia; Jacksonville, Miami, Orlando and Tampa, Florida; Des Plaines, Illinois; Kansas City, Kansas; Baltimore, Maryland; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Tupelo, Mississippi; Syracuse, New York; Asheville, Charlotte, Fayetteville, Greensboro, Hickory, Wilmington and Wilson, North Carolina; Cincinnati and Columbus, Ohio; Oklahoma City, Oklahoma; Pittsburgh, Pennsylvania; Providence, Rhode Island; Charleston, Columbia and Greenville, South Carolina; Chattanooga, Memphis, Morristown and Nashville, Tennessee; Amarillo, Dallas, Houston and Wichita Falls, Texas; Salt Lake City, Utah; Richmond, Manassas, Martinsville and Norfolk, Virginia; and Milwaukee, Wisconsin.

We also own non-operating properties in Jacksonville, Florida; Des Moines, Iowa; Tupelo, Mississippi; St. Louis, Missouri; Fayetteville and Hickory, North Carolina; Cincinnati, Ohio; Memphis, Morristown, and Nashville, Tennessee; and two properties in Houston, Texas. All of these properties are held for lease except for the Des Moines property, which we are currently renovating and plan to open in the second quarter of 2003. Currently, the Tupelo property is leased until September 2004; the St. Louis property is leased until February 2004; the Hickory is leased until June 2003; the Jacksonville property is leased month-to-month; one of the two Houston properties is leased until December 2003;

and the remaining Houston property along with the Cincinnati, Fayetteville, Memphis, Morristown, and Nashville properties are not under lease.

We lease 66 of our 117 service centers. These leased facilities are dispersed over the 38 states in which we operate in the Southeast, Northeast, Midwest, South Central and West regions of the country. The length of these leases ranges from month-to-month to a lease that expires in July 2008. We believe that as current leases expire, we will be able either to renew them or find comparable facilities without incurring any material negative impact on service to customers or our operating results.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands.

ITEM 3.         LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a significant adverse effect upon our financial position or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Dividend Information

Our common stock is traded on the Nasdaq National Market under the symbol ODFL. At March 17, 2003, there were approximately 2,600 holders of our common stock, including 122 shareholders of record. We did not pay any dividends on our common stock in fiscal year 2001 or 2002. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report and Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the Nasdaq National Market:

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$15.650	$16.490	$19.490	$28.690
Low	$12.510	$13.500	$13.500	$18.250

	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$10.750	$13.500	$14.950	$13.370
Low	$9.250	$8.560	$9.780	$10.250

ITEM 6.         SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	For the Year Ended December 31,

(In thousands, except per share amounts and operating statistics)	2002	2001	2000	1999	1998

Operating Data:
Revenue from operations	$566,459	$502,239	$475,803	$426,385	$383,078
Operating expenses:
Salaries, wages and benefits	340,820	306,361	283,121	258,900	229,188
Purchased transportation	18,873	18,553	19,547	14,504	15,696
Operating supplies and expenses	56,309	50,788	50,074	36,749	31,485
Depreciation and amortization	31,081	29,888	27,037	25,295	21,887
Building and office equipment rents	7,435	7,499	7,196	7,330	7,285
Operating taxes and licenses	22,681	20,525	18,789	17,699	16,791
Insurance and claims	16,313	13,229	12,465	10,200	12,277
Communications and utilities	10,236	9,623	8,488	7,532	7,011
General supplies and expenses	20,801	17,510	18,527	15,852	15,000
Miscellaneous expenses, net	5,624	3,538	3,806	4,268	3,881

Total operating expenses	530,173	477,514	449,050	398,329	360,501

Operating income	36,286	24,725	26,753	28,056	22,577
Interest expense, net	5,736	5,899	4,397	4,077	4,331
Other expense (income), net	285	(691)	(97)	522	311

Income before income taxes	30,265	19,517	22,453	23,457	17,935
Provision for income taxes	11,803	7,612	8,757	9,056	6,815

Net income	$18,462	$11,905	$13,696	$14,401	$11,120

Earnings Per Share:
Basic	$2.14	$1.43	$1.65	$1.73	$1.34
Diluted	$2.14	$1.43	$1.65	$1.73	$1.34

Weighted Average Shares Outstanding:
Basic	8,626	8,313	8,313	8,312	8,312
Diluted	8,643	8,314	8,314	8,316	8,323

Operating Statistics:
Operating ratio	93.6%	95.1%	94.4%	93.4%	94.1%
LTL revenue per hundredweight	$13.55	$13.09	$12.83	$11.82	$11.28
Revenue per intercity mile	$3.47	$3.37	$3.43	$3.26	$3.09
Intercity miles (in thousands)	163,097	149,100	138,848	130,648	123,816
LTL tonnage (in thousands)	1,970	1,788	1,697	1,644	1,527
Shipments (in thousands)	3,870	3,463	3,278	3,140	2,980
Average length of haul (miles)	903	877	869	844	853

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Current assets	$114,545	$73,866	$80,196	$76,254	$69,789
Current liabilities	63,130	50,566	63,410	71,582	54,481
Total assets	389,478	310,840	296,591	257,579	241,799
Long-term debt (including current maturities)	93,223	98,422	83,542	64,870	70,589
Shareholders’ equity	203,563	136,639	124,734	111,038	96,637

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading less-than-truckload multi-regional motor carrier providing one to four day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Global, OD-Expedited and OD-Technology, we offer an array of innovative products and services that provide direct service to 38 states within the Southeast, South Central, Northeast, Midwest and West regions of the country, including 24 states within which we provide full-state coverage. In addition, through marketing and carrier relationships, we provide service to and from the remaining 12 states, as well as Canada, Mexico and the Caribbean. Our non-union workforce operates a fleet of more than 2,700 tractors and more than 10,700 trailers.

Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the health of the overall economy. The majority of direct costs associated with our business are driver and service center wages and benefits; operating supplies and expenses; and depreciation of our equipment fleet and service center facilities.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2002	2001	2000

Revenue from operations	100.0%	100.0%	100.0%

Salaries, wages and benefits	60.2	61.0	59.5
Purchased transportation	3.3	3.7	4.1
Operating supplies and expenses	9.9	10.1	10.5
Depreciation and amortization	5.5	6.0	5.7
Building and office equipment rents	1.3	1.5	1.5
Operating taxes and licenses	4.0	4.1	4.0
Insurance and claims	2.9	2.6	2.6
Communication and utilities	1.8	1.9	1.8
General supplies and expenses	3.7	3.5	3.9
Miscellaneous expenses, net	1.0	.7	.8

Total operating expenses	93.6	95.1	94.4

Operating income	6.4	4.9	5.6
Interest expense, net	1.0	1.2	.9
Other (income) expense, net	.1	(.2)	—

Income before income taxes	5.3	3.9	4.7

Provision for income taxes	2.0	1.5	1.8

Net income	3.3%	2.4%	2.9%

2002 Compared to 2001

In 2002, we achieved double-digit revenue growth, improved our operating efficiencies and increased our earnings at a faster rate than revenue growth. We achieved these objectives, even while the U.S. economy remained sluggish throughout the year, primarily by implementing our strategy of growing revenue in our existing areas of operation and improving asset utilization. Revenue for 2002 increased 12.8% to $566,459,000 compared to $502,239,000 in 2001. Our operating ratio, a measure of profitability calculated by dividing operating costs by revenue, improved to 93.6% from

95.1%, and net income improved to $18,462,000 for 2002, or 55.1% over net income for 2001 of $11,905,000.

Our revenue growth strategy was based upon increasing market share through improved service products, faster transit times and expanded coverage. Consistent with these objectives, we announced full-state coverage for the state of New Hampshire in June 2002, bringing the number of states in which we provide 100% coverage to 24. While expansion plans are closely tied to the strength of the national economy, we seek to produce long-term profitable growth by positioning ourselves to expand significantly in stronger economic times and avoiding the risk of overextending ourselves in weaker economic cycles.

Revenue growth in 2002 was driven by an 11.8% increase in the number of shipments handled coupled with a .9% increase in revenue per shipment. The improvement in revenue per shipment resulted from a 2.2% increase in revenue per hundredweight, partially offset by a 1.3% decrease in weight per shipment. The improvement in revenue per hundredweight in 2002 was due more to a 3.0% increase in our average length of haul than to our ability to raise rates or maintain pricing, particularly in the first half of the year. Our average length of haul increased to 903 miles in 2002 from 877 miles in 2001.

A portion of our revenue growth in the second half of the year can be attributed to the increase in freight volume associated with the September 3, 2002 bankruptcy of Consolidated Freightways, a major national LTL carrier with annual revenues of $2.3 billion in 2001 and one of our competitors. While we experienced a 7.7% increase in shipments and a .4% decrease in revenue per shipment in the first half of the year, we gained a significant amount of momentum in the second half of the year as reflected by a 15.9% increase in shipments and a 2.0% improvement in revenue per shipment. We believe this reduction in industry capacity, will continue to provide an opportunity for us to expand our customer base, improve market share and provide for a more favorable pricing environment for all LTL carriers.

We also benefited from a full year of revenue and increased market share generated by the 13 additional service centers we opened in our South Central Area on February 10, 2001, when we acquired certain assets of Carter & Sons Freightways of Carrollton, Texas. We anticipate these markets will continue to mature and be a source of growth in 2003.

As a result of our market share improvements throughout our service center network, tonnage increased 10.3% in 2002 over 2001, enabling us to obtain certain economies of scale as we moved greater concentrations of shipments through our existing route structure and service center network. As a result, our incremental costs associated with this added volume were generally lower as reflected by the improvement in our operating ratio.

Salaries, wages and employee benefit expenses, the largest component of our cost structure, were 60.2% of revenue in 2002 compared to 61.0% in 2001. Most of these costs were incurred as variable driver and platform labor directly associated with the movement of shipments through our network. Our driver and platform wages, excluding benefit expenses, were 32.6% of revenue in 2002 compared to 33.0% for 2001.

The cost of providing group health benefits to our employees and their families decreased to 3.7% of revenue in 2002 from 4.3% in 2001. After experiencing a 24.5% increase in these costs in 2001, primarily due to significant increases in the cost of our prescription drug benefit, we identified cost savings opportunities that were implemented in January 2002. These changes were instrumental in reducing the rate of increase in our group health costs in 2002.

Purchased transportation expenses, which includes lease operator costs, purchased linehaul, local transportation services and equipment rentals, decreased to 3.3% of revenue in 2002 from 3.7% in 2001. When there are capacity restraints within our fleet or when it is economically beneficial, we purchase transportation services for our linehaul and local pickup and delivery operations from lease operators, other motor carriers and rail providers. In 2002, lease operator expenses decreased from 1.3% of revenue to 1.2%, purchased linehaul services increased to .4% of revenue from .2%, and purchased pickup and delivery services decreased to 1.5% from 1.9%. Equipment rentals decreased from .3% of revenue to .2% from the prior year. As we continue to expand our services and geographic coverage, we intend to decrease our use of purchased transportation and increase the utilization of our employees and equipment.

Fuel costs, including fuel taxes, decreased to 7.3% of revenue in 2002 from 7.8% in 2001. Our general tariffs and contracts generally include provisions for a fuel surcharge, recorded in net revenue, which have effectively offset significant diesel fuel price fluctuations. These surcharges decrease or are eliminated as fuel prices approach certain floor levels.

The adoption of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a decrease in amortization expenses of $737,000 in 2002. In addition, we also increased our asset utilization as more tonnage moved through our service center network. As a result, depreciation and amortization expense dropped to 5.5% of revenue in 2002 from 6.0% for the prior year.

Insurance and claims expense increased to 2.9% of revenue in 2002 from 2.6% in 2001. On April 1, 2002, we renewed many of our major insurance policies at significantly higher renewal rates, even after substantially increasing our self-insured retention levels. These higher rates resulted from overall increases in insurance markets, which affect the entire transportation industry, rather than our specific loss experience.

Long-term debt, including current maturities, decreased 5.3% to $93,223,000 at December 31, 2002 compared to $98,422,000 at year-end 2001. While debt levels were higher throughout the first 11 months of 2002, we used $16,783,000 of the net $47,878,000 in proceeds from our underwritten public offering of stock completed in November 2002 to repay all indebtedness under our revolving line of credit and retire a senior note. Although our debt levels were higher in 2002, our weighted average interest rate on outstanding debt was lower, resulting in a decrease in interest expense to 1.0% of revenue from 1.2% in 2001. We capitalized $699,000 in interest charges in 2002 compared to $232,000 in 2001.

The effective tax rate for both 2002 and 2001 was 39.0%.

2001 Compared to 2000

While the trucking industry experienced lower demand for transportation products, we continued to implement our long-term strategy to increase market share through improved service products and selective geographic expansion. On February 10, 2001, we purchased selected assets of Carter & Sons Freightways, Inc. of Carrollton, Texas. Carter & Sons operated a regional less-that-truckload network of 23 service centers, primarily in Texas and surrounding states. As a result, we opened 13 new service centers and merged the remaining 10 service centers into our existing operations. This acquisition allowed us to expand our full-state coverage to 23 states and enhanced our regional and inter-regional markets in the continental United States. We estimate that the acquisition generated approximately $23,000,000 of additional revenue in 2001.

A weak national economy, compounded by the terrorist attacks on September 11, 2001, impacted our ability to reach our financial performance goals for 2001. While revenue grew to $502,239,000, or 5.6% over 2000, increases in operating costs outpaced revenue growth and resulted in a 13.1% decline in net income to $11,905,000 compared to $13,696,000 in 2000. Diluted earnings per share for the year was $1.43 compared to $1.65, a decrease of 13.3%. Our operating ratio for 2001, a measure of profitability calculated by dividing operating costs by revenue, increased to 95.1% from 94.4% in 2000.

Although total tonnage decreased .4% in 2001 when compared with 2000, LTL tonnage (shipments weighing less than 10,000 lbs.) increased 5.4%. Because LTL shipments generally are priced at higher revenue per hundredweight, our revenues increased while tonnage decreased. Net revenue per hundredweight was $10.11 compared to $9.54 for the prior year, an increase of 6.0%.

We operated 115 service centers at year-end 2001 compared to 104 service centers in 2000. These additional service centers required us to increase our tractor and trailer fleet by 6.6% and 6.1%, respectively. Increases in the number of service centers and the equipment fleet, combined with relatively flat tonnage between 2001 and 2000, generated excess capacity and a resulting increase in depreciation and amortization expense to 6.0% of revenue from 5.7% for 2000.

Linehaul driver pay increased to 12.3% of revenue from 11.8% in 2000, a result of an increase in intercity miles driven without a comparable increase in revenue per mile. Intercity miles increased 7.4% while revenue per intercity mile decreased 1.7%, an indication that linehaul density declined between the two periods.

We self-insure a significant portion of the group health benefits we provide for our employees and their families. These costs increased 24.5% or $4,269,000 over the prior year and significantly contributed to the increase in our operating ratio. In anticipation of continued increases in health care costs, consistent with national trends, we implemented cost savings initiatives in January 2002 to offset a portion of these costs.

Fuel expense decreased to 5.1% of revenue from 5.6% in 2000. Our general tariffs and contracts generally include provisions for a fuel surcharge, recorded in net revenue, which has effectively offset significant diesel fuel price fluctuations. We seek to apply these surcharges until prices fall below certain floor levels.

Results for 2001 also include the sale and disposition of land and structures, which included both operating and non-operating properties. Operating properties were sold for gains before taxes totaling $2,114,000 and were recorded in “Miscellaneous expenses, net”. “Other (income) expense, net” included the sale and disposal of non-operating assets for a net gain before taxes of $772,000.

As a result of a higher average level of debt outstanding during 2001, interest expense increased to 1.2% of revenue from .9%. Outstanding debt was $98,422,000 at December 31, 2001 compared to $83,542,000 at December 31, 2000, an increase of 17.8%. This increase in debt is primarily due to increased working capital requirements and to additional financing required to fund $46,963,000 of net capital expenditures in 2001. We capitalized $232,000 in interest charges in 2001 compared to $1,031,000 in 2000.

The tax rate for both 2001 and 2000 was 39%.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $69,105,000 during 2002. Cash flows generated internally funded 64.2% of the capital expenditures for the year, while the remainder was funded by proceeds received through a stock offering completed in November 2002. At December 31, 2002, long-term debt including current maturities decreased to $93,223,000 from $98,422,000 at December 31, 2001.

We estimate net capital expenditures to be approximately $95,000,000 to $100,000,000 for the year ending December 31, 2003. Of that, approximately $48,000,000 is allocated for the purchase of tractors and trailers, $41,000,000 is allocated for the purchase or construction of larger replacement service centers or expansion of existing service centers, $10,000,000 is allocated for investments in technology and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by the remaining proceeds from our November 2002 stock offering and additional borrowings.

The table below sets forth our capital expenditures for the years ended December 31, 2002, 2001 and 2000, excluding assets acquired as part of business acquisitions:

	Year Ended December 31,

(In thousands)	2002	2001	2000

Land and structures	$21,637	$30,245	$21,189
Tractors	22,900	4,151	21,546
Trailers	8,800	1,284	9,291
Technology	7,840	4,806	4,138
Other	8,815	3,128	6,919

Total	$69,992	$43,614	$63,083

On May 31, 2000, we entered into an uncollateralized committed credit facility with Wachovia Bank, National Association (formerly First Union National Bank), which, as amended, consists of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003, and we are currently negotiating the renewal of this credit agreement. Interest on the line of credit is charged at rates that vary in a range of LIBOR plus .60% to .85%, based upon a fixed charge coverage ratio. The applicable interest rate for 2002 under this agreement was based upon LIBOR plus .70% to .85%. A fee ranging from .20% to .25% was charged on the unused portion of the line of credit, and fees ranging between .70% to .75% were charged on outstanding standby letters of credit. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers’ compensation claims. At December 31, 2002, there were no amounts outstanding on the line of credit and $16,535,000 outstanding on the standby letter of credit facility.

We have four individual senior note agreements outstanding totaling $76,929,000 at December 31, 2002. These notes call for periodic principal and interest payments with maturities ranging from 2005 through 2008, of which $6,107,000 is due in 2003. Interest rates on these notes are fixed and range from 6.35% to 7.59%. Under the provisions of one of these notes, we may issue up to $15,000,000 of additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At December 31, 2002, our debt instruments limited the amount of dividends that could be paid to shareholders to $79,327,000. We did not declare or pay a dividend on our common stock in 2002 and we have no plans to declare or pay a dividend in 2003.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had no outstanding balance at December 31, 2002. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

In November 2002, we issued and sold in an underwritten public offering 2,304,124 shares of common stock in exchange for net proceeds of $47,878,000. We used $13,783,000 of the total proceeds to repay all indebtedness outstanding under our committed credit facility. We used $3,000,000 to repay a maturing senior note issued in 1996, which bears a 7.3% interest rate and matured on December 15, 2002. The balance of the proceeds will be used to fund scheduled debt payments in 2003, fund the scheduled replacement cycle of our existing equipment, which consists primarily of tractors and trailers, and to fund our growth strategy, which includes the purchase and expansion of service centers.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. We do not anticipate a significant decline in business levels or financial performance, and we believe the combination of our existing credit facilities along with our additional borrowing capacity will be sufficient to meet seasonal and long-term capital needs.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2002:

	Payments due by period (in thousands)

Contractual obligations (1)	Total	Less than 12 months	13 – 36 6 months	37 – 60 months	Over 60 months

Long-term debt	$91,939	$10,124	$42,166	$28,149	$11,500
Capital lease obligations	1,284	1,015	269	—	—
Operating leases	19,900	8,872	8,824	2,121	83

	Amount of commitment expiration per period (in thousands)

Other commercial commitments (2)	Total Amounts committed	Less than 12 months	13 – 36 months	37 – 60 months	Over 60 months

Standby letters of credit	$16,535	$16,535	—	—	—

   (1)   Contractual obligations include long-term debt consisting primarily of senior notes totaling $76,929,000; capital lease obligations for tractors, trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

   (2)   Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing our consolidated financial statements, we apply the following critical accounting policies that affect judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses:

Revenue and Expense Recognition – Operating revenue is recognized on a percentage of completion method based on average transit time. Expenses associated with operating revenue are recognized when incurred.

Allowance for Uncollectible Accounts – We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Due to recent losses incurred by the insurance industry, rates offered by insurers for many types of coverage have significantly increased over the prior-year renewal rates. As a result, we determined that additional risk in the form of higher retention levels was warranted, and, effective April 1, 2002, self-insured retention for bodily injury and property damage increased to $1,750,000 per claim while the self-insured retention for cargo claims increased to $100,000 per claim. This combination of increased premiums and additional reserve requirements for self-insurance caused insurance expense to increase to 2.9% of operating revenue in 2003 from 2.6% in the previous year.

In establishing accruals for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, changes in the severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods.

Goodwill – The excess cost over net assets acquired in connection with acquisitions is recorded in “Other Assets”. We adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002 and October 1, 2002. Based on those analyses, we concluded that there was no impairment of these assets, which totaled $10,656,000 at year-end 2002.

Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of three to 25 years. At December 31, 2001, goodwill totaled $10,663,000, which included $1,667,000 of accumulated amortization.

Property and Equipment – Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment to include changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are five to 30 years; revenue equipment is two to 12 years; other equipment is two to 10 years; and leasehold improvements are the lesser of 10 years or the life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For 2002, the net effect of inflation on our results of operations was minimal.

Related Party Transactions

Greensboro, NC Service Center Purchase

On October 15, 2002, we purchased a 116-door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to October 15, 2002, this property was leased to us with payments totaling $285,000, $380,000 and $377,000 for 2002, 2001 and 2000, respectively.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, Leasing and we have combined our requirements for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2002, 2001 and 2000, we charged Leasing $14,000, $11,000 and $15,000, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost. In addition, we charged Leasing $12,000 annually in 2002, 2001 and 2000, for rental of a vehicle maintenance facility located in Chesapeake, Virginia.

We purchased $297,000, $287,000 and $244,000 of maintenance and other services from Leasing in 2002, 2001 and 2000, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. In addition, Leasing has a right of first refusal for our future tractor and trailer leases, exercisable on the same terms offered to us by third parties. We did not lease any equipment from Leasing in 2002 but we paid Leasing $8,000 and $4,000 for short-term tractor rentals in 2001 and 2000, respectively.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. We will continue to lease these trailers for $205 per month under the provisions of the month-to-month lease until we close this purchase. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. The total amount paid for trailer leases under both the lease agreements was $387,000, $401,000 and $401,000 for 2002, 2001 and 2000, respectively.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all related party transactions.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report and our filings with the Securities and Exchange Commission during the past 12 months.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading “Liquidity and Capital Resources”.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

(In thousands, except share data)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$19,259	$761
Customer receivables, less allowances of $7,866 and $6,816, respectively	63,843	51,061
Other receivables	4,162	1,097
Tires on equipment	7,988	7,346
Prepaid expenses	15,623	12,728
Deferred income taxes	3,670	873

Total current assets	114,545	73,866

Property and equipment:
Revenue equipment	229,478	204,416
Land and structures	142,350	117,570
Other equipment	57,849	42,851
Leasehold improvements	1,267	4,679

Total property and equipment	430,944	369,516
Less accumulated depreciation	(175,117)	(151,333)

Net property and equipment	255,827	218,183
Other assets	19,106	18,791

Total assets	$389,478	$310,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,841	$13,799
Compensation and benefits	14,719	9,942
Claims and insurance accruals	17,143	14,958
Other accrued liabilities	3,288	3,034
Income taxes payable	—	425
Current maturities of long-term debt	11,139	8,408

Total current liabilities	63,130	50,566
Long-term debt	82,084	90,014
Other non-current liabilities	14,846	12,840
Deferred income taxes	25,855	20,781

Total long-term liabilities	122,785	123,635
Shareholders’ equity:
Common stock - $.10 par value, 25,000,000 shares authorized, 10,651,864 shares outstanding at December 31, 2002 and 8,312,840 shares outstanding at December 31, 2001	1,065	831
Capital in excess of par value	72,135	23,907
Retained earnings	130,363	111,901

Total shareholders’ equity	203,563	136,639
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$389,478	$310,840

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

(In thousands, except share and per share data)	2002	2001	2000

Revenue from operations	$566,459	$502,239	$475,803

Operating expenses:
Salaries, wages and benefits	340,820	306,361	283,121
Purchased transportation	18,873	18,553	19,547
Operating supplies and expenses	56,309	50,788	50,074
Depreciation and amortization	31,081	29,888	27,037
Building and office equipment rents	7,435	7,499	7,196
Operating taxes and licenses	22,681	20,525	18,789
Insurance and claims	16,313	13,229	12,465
Communications and utilities	10,236	9,623	8,488
General supplies and expenses	20,801	17,510	18,527
Miscellaneous expenses, net	5,624	3,538	3,806

Total operating expenses	530,173	477,514	449,050

Operating income	36,286	24,725	26,753

Other deductions:
Interest expense, net	5,736	5,899	4,397
Other expense (income), net	285	(691)	(97)

Total other deductions	6,021	5,208	4,300

Income before income taxes	30,265	19,517	22,453

Provision for income taxes	11,803	7,612	8,757

Net income	$18,462	$11,905	$13,696

Basic and diluted earnings per share	$2.14	$1.43	$1.65

Weighted average shares outstanding:
Basic	8,625,868	8,312,840	8,312,840
Diluted	8,643,123	8,314,197	8,313,866

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common stock	Capital in excess of par value	Retained earnings	Total

Balance as of December 31, 1999	$831	$23,907	$86,300	$111,038
Net income	—	—	13,696	13,696

Balance as of December 31, 2000	831	23,907	99,996	124,734
Net income	—	—	11,905	11,905

Balance as of December 31, 2001	831	23,907	111,901	136,639
Net income	—	—	18,462	18,462
Sale of common stock	230	47,648	—	47,878
Exercise of common stock options	4	580	—	584

Balance as of December 31, 2002	$1,065	$72,135	$130,363	$203,563

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

(In thousands)	2002	2001	2000

Cash flows from operating activities:
Net income	$18,462	$11,905	$13,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,081	29,888	27,037
Deferred income taxes	2,277	(260)	1,640
Loss (gain) on sale of property and equipment	387	(2,763)	27
Changes in assets and liabilities:
Customer and other receivables, net	(15,847)	6,565	(2,579)
Tires on equipment	(642)	(434)	(484)
Prepaid expenses and other assets	(3,217)	(970)	(2,972)
Accounts payable	3,042	(12,716)	3,571
Compensation, benefits and other accrued liabilities	5,031	(756)	(547)
Claims and insurance accruals	4,057	862	2,620
Income taxes payable	(425)	425	-
Other liabilities	134	513	153

Net cash provided by operating activities	44,340	32,259	42,162

Cash flows from investing activities:
Acquisition of business assets, net	—	(10,055)	—
Purchase of property and equipment	(69,992)	(43,614)	(63,083)
Proceeds from sale of property and equipment	887	6,706	2,053

Net cash used in investing activities	(69,105)	(46,963)	(61,030)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	17,129	52,563	1,626
Principal payments under long-term debt agreements	(10,068)	(10,693)	(10,629)
Net (payments) proceeds from revolving line of credit	(12,260)	(26,990)	27,675
Proceeds from stock issuance	47,878	—	—
Proceeds from conversion of stock options	584	—	—

Net cash provided by financing activities	43,263	14,880	18,672

Increase (decrease) in cash and cash equivalents	18,498	176	(196)
Cash and cash equivalents at beginning of period	761	585	781

Cash and cash equivalents at end of period	$19,259	$761	$585

Cash paid for interest was approximately $6,419,000, $5,968,000 and $5,553,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest of $699,000, $232,000 and $1,031,000 was capitalized during 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a less-than-truckload multi-regional motor carrier providing one to four day service among five regions in the United States and next-day and second-day service within these regions. We provide direct service to 38 states within the Southeast, South Central, Northeast, Midwest and West regions of the country, including 24 states in which we provide full-state coverage. Through marketing and carrier relationships, we also provide service to and from the remaining 12 states, as well as Canada, Mexico and the Caribbean.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

Segments

We operate one business segment, within the continental United States, and have no customer that exceeds 10% of our operating revenue.

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

Allowance for Uncollectible Accounts

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents for the purpose of the statements of cash flows.

Tires on Equipment

The cost of tires on equipment is amortized over the estimated tire life of 18 to 24 months.

Property and Equipment

Property and equipment is stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

Depreciation is provided by the straight-line method over the following estimated useful lives:

Structures	5 to 30 years
Revenue equipment	2 to 12 years
Other equipment	2 to 10 years
Leasehold improvements	Lesser of 10 years or life of lease

Depreciation expense was $31,075,000, $29,163,000 and $26,615,000 for 2002, 2001 and 2000, respectively.

Goodwill

The excess cost over net assets acquired in connection with acquisitions is recorded in “Other Assets”. As discussed in this note below, we adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized over its economic life, but is tested periodically for impairment.

Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of three to 25 years. At December 31, 2001, goodwill totaled $10,663,000, which included $1,667,000 of accumulated amortization.

Long-Lived Assets

We periodically assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

We are self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence and cargo claims are self-insured up to $100,000 per occurrence. We are also self-insured for workers’ compensation in certain states and, we have first dollar or high deductible plans in the other states.

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

Advertising

The costs of advertising our products are generally expensed as incurred. Advertising costs charged to expense amounted to $1,906,000, $1,555,000, and $1,364,000 for 2002, 2001 and 2000, respectively.

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

Fair Values of Financial Instruments

At December 31, 2002 and 2001, the carrying values of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

Stock Based Compensation

Stock based compensation expense for our employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Consistent with APB 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, is not significant.

Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under this standard, goodwill is no longer amortized, but instead is subject to an impairment test both at the beginning of the fiscal year of adoption and on an annual measurement date thereafter. The initial step in testing for goodwill impairment is to compare the fair value of each reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the potential that impairment of goodwill exists, a second test is required to determine the amount of impairment. With the assistance of an outside consultant, we completed the required analysis of the fair value of our single reporting unit compared to book value as of January 1, 2002 and concluded that there was no impairment of intangible assets with a carrying value of $10,663,000 included in “Other Assets” on that date. We also completed a similar analysis of our intangible assets as of October 1, 2002, the date we chose as our annual measurement date, and determined that there was no impairment of intangible assets with a carrying value of $10,658,000 on that date.

The following table adjusts the reported net income and earnings per share for the years 2001 and 2000 to exclude the amortization of goodwill:

(In thousands, except per share data)	Year Ended December 31, 2001	Year Ended December 31, 2000

Reported net income	$11,905	$13,696
Amortization of goodwill (net of tax effect)	416	223

Adjusted net income	$12,321	$13,919

Reported earnings per basic and diluted share	$1.43	$1.65
Amortization of goodwill (net of tax effect)	0.05	0.03

Adjusted earnings per basic and diluted share	$1.48	$1.68

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we adopted this new accounting standard on January 1, 2002. We have no indicators of impairment on our long-lived assets and therefore the adoption of SFAS No. 144 did not have a material effect on our financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Obligations Associated with Disposal Activities (“SFAS 146”), which is effective for disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. The adoption of this standard did not have a material impact on our financial statements.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the current period presentation.

Note 2.  Long-term Debt

Long-term debt consisted of the following:

	December 31,

(In thousands)	2002	2001

Senior notes	$76,929	$84,286
Revolving credit facility	—	12,260
Equipment and other obligations, principal payable in monthly installments plus interest ranging from 4.21% to 4.77%	15,010	160
Capitalized lease obligations	1,284	1,716

	93,223	98,422
Less current maturities	11,139	8,408

	$82,084	$90,014

Senior notes consist of four individual debt agreements with interest rates ranging from 6.35% to 7.59%. The notes require periodic principal payments with maturities ranging from 2005 to 2008.

On May 31, 2000, we entered into an uncollateralized committed credit facility with Wachovia Bank, National Association (formerly First Union National Bank), which, as amended, consists of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit. This facility has a term of three years that expires on May 31, 2003, and we are currently negotiating the renewal of our credit agreement. Interest on the line of credit is charged at rates that vary based upon a certain financial performance ratio. The applicable interest rate for 2002 under this agreement was based upon LIBOR plus .70% to .85%. A fee ranging from .20% to .25% was charged on the unused portion of the line of credit, and fees ranging between .70% to ..75% were charged on outstanding standby letters of credit. At December 31, 2002, there were no amounts outstanding on the line of credit facility and there were $16,535,000 outstanding on the standby letter of credit facility.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At December 31, 2002, our debt instruments limited the amount of dividends that could be paid to shareholders to $79,327,000. We did not declare or pay a dividend on our common stock in 2002, and we have no plans to declare or pay a dividend in 2003.

Equipment and capitalized lease obligations are collateralized by property and equipment with a net book value book value of $15,359,000 at December 31, 2002.

As of December 31, 2002, aggregate maturities of long-term debt are as follows:

(In thousands)

2003	$11,139
2004	21,563
2005	20,872
2006	16,649
2007	11,500
Thereafter	11,500

$93,223

Note 3.  Leases

We lease certain revenue equipment and information systems under capital leases. These assets are included in property and equipment as follows:

	December 31,

(In thousands)	2002	2001

Revenue equipment	$1,030	$1,547
Information systems	1,840	1,760

	2,870	3,307
Less accumulated amortization	(1,835)	(1,421)

	$1,035	$1,886

Future minimum annual lease payments as of December 31, 2002, are as follows:

(In thousands)	Capital leases	Operating leases	Total

2003	$1,054	$8,872	$9,926
2004	268	6,399	6,667
2005	11	2,425	2,436
2006	—	1,295	1,295
2007	—	826	826
Thereafter	—	83	83

Total minimum lease payments	1,333	$19,900	$21,233

Less amount representing interest	(49)

Present value of capitalized lease obligations	$1,284

Aggregate expense under operating leases approximated $10,971,000, $11,680,000 and $12,061,000 for 2002, 2001 and 2000, respectively.

Note 4.  Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,

(In thousands)	2002	2001	2000

Current:
Federal	$8,842	$7,327	$6,691
State	684	545	426

	9,526	7,872	7,117
Deferred:
Federal	1,917	(219)	1,381
State	360	(41)	259

	2,277	(260)	1,640

Total provision for income taxes	$11,803	$7,612	$8,757

Net cash paid for income taxes during 2002, 2001 and 2000 aggregated $13,480,000, $4,340,000 and $10,666,000, respectively.

The following is a reconciliation of the statutory federal income tax rates with our effective income tax rates for 2002, 2001 and 2000:

	Year ended December 31,

(In thousands)	2002	2001	2000

Tax provision at statutory rate on income before income taxes	$10,593	$6,831	$7,859
State income taxes, net of federal benefit	678	327	450
Meals and entertainment disallowance	346	305	326
Other, net	186	149	122

Total provision for income taxes	$11,803	$7,612	$8,757

Deferred tax assets and liabilities consist of the following:

	December 31,

(In thousands)	2002	2001

Deferred tax assets:
Claims and insurance reserves	$11,364	$9,855
Allowance for doubtful accounts	3,068	2,659
Accrued vacation	2,363	1,969
Other	1,603	1,210

	18,398	15,693
Deferred tax liabilities:
Depreciation	31,666	27,235
Tires on equipment	3,193	2,988
Employee benefits	3,800	3,131
Other	1,924	2,247

	40,583	35,601

Net deferred tax liability	$22,185	$19,908

Note 5. Related Party Transactions

Greensboro, NC Service Center Purchase

On October 15, 2002, we purchased a 116-door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to October 15, 2002, this property was leased to us with payments totaling $285,000, $380,000 and $377,000 for 2002, 2001 and 2000, respectively.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, Leasing and we have combined our requirements for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2002, 2001 and 2000, we charged Leasing $14,000, $11,000 and $15,000, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost. In addition, we charged Leasing $12,000 annually in 2002, 2001 and 2000, for rental of a vehicle maintenance facility located in Chesapeake, Virginia.

We purchased $297,000, $287,000 and $244,000 of maintenance and other services from Leasing in 2002, 2001 and 2000, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. In addition, Leasing has a right of first refusal for our future tractor and trailer leases, exercisable on the same terms offered to us by third parties. We did not lease any equipment from Leasing in 2002, but we paid Leasing $8,000 and $4,000 for short-term tractor rentals in 2001 and 2000, respectively.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. We will continue to lease these trailers for $205 per month under the provisions of the month-to-month lease until we close this purchase. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. The total amount paid for trailer leases under both the lease agreements was $387,000, $401,000 and $401,000 for 2002, 2001 and 2000, respectively.

Note 6. Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2002, 2001 and 2000 were $1,846,000, $1,253,000 and $1,370,000, respectively.

Note 7. Stock Options

In 1991, our Board of Directors and shareholders adopted the 1991 Employee Stock Option Plan (“Plan”) under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq National Market on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. On the date the option is granted, the Stock Option Plan Committee of the Board of Directors determines the period during which the option may be exercised; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 2002, 2001 and 2000 follows:

	Number of options	Per share option price	Weighted average exercise price

Balance as of December 31, 1999	175,500	$10.000 - $19.250	$ 16.474
Granted	—	—	—
Exercised	—	—	—
Canceled	(27,000)	$10.000 - $19.250	$ 17.060

Balance as of December 31, 2000	148,500	$10.000 - $19.250	$ 16.367
Granted	—	—	—
Exercised	—	—	—
Canceled	(37,000)	$13.875	$ 13.875

Balance as of December 31, 2001	111,500	$10.000 - $19.250	$ 17.194
Granted	—	—	—
Exercised	34,900	$10.000 - $17.875	$ 16.724
Canceled	(8,200)	$17.875	$ 17.875

Balance as of December 31, 2002	68,400	$10.000 - $19.250	$ 17.352

At December 31, 2002 there were 68,400 options exercisable. The weighted average remaining contractual life of outstanding options is 1.6 years.

Note 8. Acquisitions of Business Assets

On February 10, 2001, we purchased selected assets, consisting primarily of revenue equipment and real estate, from Carter & Sons Freightway, Inc. of Carrollton, Texas. This acquisition consisted of cash outlays and the present value of assumed equipment leases totaling $10,055,000.

This acquisition was accounted for as a purchase transaction, and the results of operations were included in our financial statements beginning on the date the acquisition was consummated. The aggregate pro forma impact on our revenue from operations, operating income and earnings per share is not material to the consolidated results of operations.

Note 9. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a significant adverse effect upon our financial position or results of operations.

Note 10. Quarterly Financial Information (Unaudited)

	Quarter

(In thousands, except per share data)	First	Second	Third	Fourth	Total

2002
Revenue	$127,147	$139,669	$149,931	$149,712	$566,459
Operating income	5,080	8,678	12,105	10,423	36,286
Net income	2,242	4,361	6,396	5,463	18,462
Net income per share:
Basic and diluted	0.27	0.52	0.77	0.57	2.14

2001
Revenue	$120,270	$128,605	$128,960	$124,404	$502,239
Operating income	3,205	6,037	7,681	7,802	24,725
Net income	1,001	3,097	3,659	4,148	11,905
Net income per share:
Basic and diluted	0.12	0.37	0.44	0.50	1.43

Report of Independent Auditors

The Board of Directors and Shareholders
Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule of Old Dominion Freight Line, Inc. and subsidiary listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. and subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP
Greensboro, North Carolina January 27, 2003

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers required by Item 10 of Form 10-K is incorporated by reference to the Company’s proxy statement for the 2003 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2003 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2003 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for the 2003 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 14.        CONTROLS AND PROCEDURES

a)        Evaluation of disclosure controls and procedures

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

b)        Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

The following consolidated financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Consolidated Balance Sheets - December 31, 2002, and December 31, 2001

Consolidated Statements of Operations - Years ended December 31, 2002, December 31, 2001, and December 31, 2000

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2002, December 31, 2001, and December 31, 2000

Consolidated Statements of Cash Flows - Years ended December 31, 2002, December 31, 2001, and December 31, 2000

Notes to the Consolidated Financial Statements

(a)(2)  Financial Statement Schedules.

The following financial statement schedule of Old Dominion Freight Line, Inc., is included in response to Item 15(d):

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions or are inapplicable and, therefore, have been omitted.

The documents listed below are filed under subsection (d) of Item 15:

(a)(3)  Exhibits Filed. The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

(b)       Reports on Form 8-K.

On November 25, 2002, we filed an 8-K pursuant to Item 5 to disclose a recalculation of our earnings guidance as previously reported on October 17, 2002, solely in order to give effect to the issuance of additional shares pursuant to our public offering of common stock.

(c)       Exhibits. See Exhibit Index.

(d)       Financial Statement Schedules.

SCHEDULE II
Old Dominion Freight Line, Inc.
Valuation and Qualifying Accounts

	Allowance for Doubtful Accounts

Description	Beginning Balance	Additions Charged to Expense	Amounts Written Off	Ending Balance

Year ended December 31, 2000	$6,495,000	$3,167,000	$3,594,000	$6,068,000
Year ended December 31, 2001	$6,068,000	$4,340,000	$3,592,000	$6,816,000
Year ended December 31, 2002	$6,816,000	$3,854,000	$2,804,000	$7,866,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

Dated: March 25, 2003
By:	/s/ EARL E. CONGDON

Earl E. Congdon Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Chairman of the Board of Directors and Chief Executive Officer	March 25, 2003

Earl E. Congdon

/s/ JOHN R. CONGDON	Vice Chairman of the Board and Director	March 25, 2003

John R. Congdon

/s/ JOHN A. EBELING	Director	March 25, 2003

John A. Ebeling

/s/ JOHN R. CONGDON, JR.	Director	March 25, 2003

John R. Congdon, Jr.

/s/ HAROLD G. HOAK	Director	March 25, 2003

Harold G. Hoak

/s/ FRANZ F. HOLSCHER	Director	March 25, 2003

Franz F. Holscher

/s/ DAVID S. CONGDON	President and Chief Operating Officer	March 25, 2003

David S. Congdon

/s/ J. WES FRYE	Senior Vice President – Finance (Principal Financial Officer)	March 25, 2003

J. Wes Frye

/s/ JOHN P. BOOKER III	Vice President – Controller (Principal Accounting Officer)	March 25, 2003

John P. Booker III

CERTIFICATION

I, Earl E. Congdon, certify that:

1.        I have reviewed this annual report on Form 10-K of Old Dominion Freight Line, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ EARL E. CONGDON

Chairman of the Board of Directors & Chief Executive Officer

CERTIFICATION

I, J. Wes Frye, certify that:

1.        I have reviewed this annual report on Form 10-K of Old Dominion Freight Line, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ J. WES FRYE

Senior Vice President – Finance (Principal Financial Officer)

EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
OLD DOMINION FREIGHT LINE, INC.
FOR YEAR ENDED DECEMBER 31, 2002

Exhibit No.	Description

3.1.1(a)	Articles of Incorporation (as amended and restated September 18, 1991)

3.2(a)	Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.4(b)	Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.1(b)	Form of note issued by Old Dominion Freight Line, Inc. pursuant to the Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated June 14, 1995

4.4.2(c)	First Amendment to Credit Agreement between First Union National Bank of North Carolina and Old Dominion Freight Line, Inc., dated February 2, 1996

4.4.3(d)	Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 29, 1996

4.4.4(d)	Third Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated June 15, 1996

4.4.5(f)	Fourth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated April 22, 1997

4.4.6(i)	Fifth Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated January 14, 2000

4.5(d)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(d)	Forms of notes issued by Company pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.6(g)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(g)

Forms of notes issued by Company pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.2(l)	Note Purchase and Shelf Agreement between Old Dominion Freight Line, Inc. and Prudential Insurance Company of America, dated May 1, 2001

4.6.8(m)	Loan agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated July 10, 2002

4.7.1(j)	Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated May 31, 2000

4.7.2(k)	First Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated February 1, 2001

4.7.3(l)	Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated May 31, 2001

Exhibit No	Description

4.7.4(m)	Third Amendment and Agreement between Wachovia Bank, National Association (formerly known as First Union National Bank) and Old Dominion Freight Line, Inc., dated May 31, 2002

10.4(a)*	1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)*	Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.9(a)	E & J Enterprises Trailer Lease Agreement, effective August 1, 1991

10.9.1(e)	Extension of E & J Trailer Lease Agreement, effective August 1, 1996

10.9.2(h)	Extension of E & J Trailer Lease Agreement, effective August 1, 1999

10.9.3(n)	E & J Enterprises Trailer Lease Agreement dated August 1, 2002

10.15(c)	Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight Line, Inc., dated October 31, 1995

10.16(m)	Real Estate Purchase Contract between Robert A. Cox, Jr., as trustee for the Earl E. Congdon and John R. Congdon Irrevocable Trust, and Old Dominion Freight Line, Inc., dated June 19, 2002

22.1(a)	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

   (a)   Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)

   (b)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995

   (c)   Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1995

   (d)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

   (e)   Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996

    (f)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

   (g)   Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

   (h)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

    (i)   Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

    (j)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

   (k)   Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

    (l)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

  (m)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

   (n)   Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

      *   Denotes an executive compensation plan or agreement