Form 10-Q
period 2003-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2003-05-15
CIK 878927

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          As of May 12, 2003, there were 10,692,264 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended

(In thousands, except share data)	March 31, 2003 (Unaudited)	March 31, 2002 (Unaudited)

Revenue from operations	$152,865	$127,147
Operating expenses:
Salaries, wages and benefits	91,857	78,761
Purchased transportation	4,904	4,336
Operating supplies and expenses	18,158	11,865
Depreciation and amortization	8,685	7,454
Building and office equipment rents	1,767	1,815
Operating taxes and licenses	6,289	5,445
Insurance and claims	4,007	3,961
Communications and utilities	2,371	2,402
General supplies and expenses	5,374	4,757
Miscellaneous expenses, net	787	1,271

Total operating expenses	144,199	122,067

Operating income	8,666	5,080
Other deductions:
Interest expense, net	1,433	1,321
Other expense, net	214	83

Total other deductions	1,647	1,404

Income before income taxes	7,019	3,676
Provision for income taxes	2,772	1,434

Net income	$4,247	$2,242

Basic and diluted earnings per share	$0.40	$0.27
Weighted average shares outstanding:
Basic	10,682,606	8,313,133
Diluted	10,698,008	8,317,825

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$6,549	$19,259
Customer receivables, less allowances of $7,959 and $7,866, respectively	71,141	63,843
Other receivables	1,645	4,162
Tires on equipment	8,144	7,988
Prepaid expenses	10,525	15,623
Deferred income taxes	3,670	3,670

Total current assets	101,674	114,545
Property and equipment:
Revenue equipment	246,171	229,478
Land and structures	144,501	142,350
Other equipment	63,134	57,849
Leasehold improvements	1,491	1,267

Total property and equipment	455,297	430,944
Less accumulated depreciation and amortization	(179,659)	(175,117)

Net property and equipment	275,638	255,827
Other assets	19,912	19,106

Total assets	$397,224	$389,478

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED BALANCE SHEETS
(CONTINUED)

(In thousands, except share data)	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,764	$16,841
Compensation and benefits	16,636	14,719
Claims and insurance accruals	17,554	17,143
Other accrued liabilities	4,487	3,288
Current maturities of long-term debt	17,798	11,139

Total current liabilities	74,239	63,130
Long-term liabilities:
Long-term debt	73,203	82,084
Other non-current liabilities	15,356	14,846
Deferred income taxes	25,855	25,855

Total long-term liabilities	114,414	122,785
Shareholders’ equity:
Common stock - $.10 par value, 25,000,000 shares authorized, 10,692,264 and 8,315,240 shares outstanding, respectively	1,069	1,065
Capital in excess of par value	72,892	72,135
Retained earnings	134,610	130,363

Total shareholders’ equity	208,571	203,563
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$397,224	$389,478

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,

(In thousands)	2003 (Unaudited)	2002 (Unaudited)

Cash flows from operating activities:
Net income	$4,247	$2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,685	7,454
(Gain) loss on sale of property and equipment	(11)	109
Changes in assets and liabilities:
Customer and other receivables, net	(4,781)	(7,450)
Tires on equipment	(156)	(103)
Prepaid expenses and other assets	4,290	5,057
Accounts payable	923	1,609
Compensation, benefits and other accrued liabilities	3,116	2,442
Claims and insurance accruals	784	1,873
Income taxes payable	—	824
Other liabilities	137	52

Net cash provided by operating activities	17,234	14,109

Cash flows from investing activities:
Purchase of property and equipment	(29,363)	(11,795)
Proceeds from sale of property and equipment	880	283

Net cash used in investing activities	(28,483)	(11,512)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,650	—
Principal payments under long-term debt agreements	(4,872)	(1,783)
Net payments on revolving line of credit	—	(641)
Proceeds from the conversion of stock options	761	24

Net cash used in financing activities	(1,461)	(2,400)

(Decrease) increase in cash and cash equivalents	(12,710)	197
Cash and cash equivalents at beginning of period	19,259	761

Cash and cash equivalents at end of period	$6,549	$958

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

There have been no significant changes in the accounting policies of the Company or significant changes in the Company’s commitments and contingencies as previously described in the 2002 Annual Report to Stockholders and related annual report to the Securities and Exchange Commission on Form 10-K.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146, Obligations Associated with Disposal Activities (“SFAS No. 146”), which is effective for disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred.  The adoption of this standard did not have a material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring revised disclosures in both interim and annual reports.  We adopted SFAS No. 148 on January 1, 2003, and for the periods presented in this report, there was no difference between the intrinsic value method and the fair value method of measuring stock-based compensation; therefore, no additional disclosures are required under this statement.

Related Party Transactions

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles.  John R. Congdon is Chairman of the Board, and Earl E. Congdon is Vice Chairman of the Board of Leasing.  Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel.  We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing.  While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

We provide vehicle repair, maintenance and other services to Leasing at cost, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value.  For these services and use of these facilities, we charged Leasing $5,000 and $4,000 for the first quarter 2003 and 2002, respectively.

We purchased $61,000 and $91,000 of maintenance and other services from Leasing in the first quarter 2003 and 2002, respectively.  We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.  We did not lease any equipment from Leasing in the first quarter 2003 or for the entire year 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from leasing for an aggregate purchase price of $774,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners.  These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999.  At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000.  During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of such trailers by the end of the quarter for a purchase price of $135,600.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer, commencing upon delivery of the trailers.  The total amount paid for all trailer leases under lease agreements with E & J Enterprises was $112,000 and $100,000 for the first quarter 2003 and 2002, respectively.

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Expenses as a Percentage of Revenue from Operations

	Three Months Ended March 31,

	2003	2002

Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	60.1	61.9
Purchased transportation	3.2	3.4
Operating supplies and expenses	11.9	9.3
Depreciation and amortization	5.7	5.9
Building and office equipment rents	1.2	1.4
Operating taxes and licenses	4.1	4.3
Insurance and claims	2.6	3.1
Communications and utilities	1.5	1.9
General supplies and expenses	3.5	3.8
Miscellaneous expenses, net	.5	1.0

Total operating expenses	94.3	96.0

Operating income	5.7	4.0
Interest expense, net	1.0	1.0
Other expense, net	.1	.1

Income before income taxes	4.6	2.9
Provision for income taxes	1.8	1.1

Net income	2.8%	1.8%

Results of Operations

We began 2003 with strong growth in both revenue and profits, despite the continued weakness in the U.S. economy and severe winter weather in February and March that hampered our operations.  Revenue for the first quarter ended March 31, 2003 grew to $152,865,000 from $127,147,000 for the prior-year comparable quarter, an increase of 20.2%.

Our operating ratio, a measure of profitability calculated by dividing operating expenses by revenue, decreased to 94.3% of revenue from 96.0% in the first quarter of 2002.  This increase in operating efficiency, combined with substantial revenue growth, produced record first quarter net income and earnings per share.  Net income increased 89.4% to $4,247,000 from $2,242,000.  Diluted earnings per share increased to $.40 from $.27, an increase of 48.1% on a 28.6% increase in weighted average diluted shares outstanding that resulted primarily from the November 2003 public stock offering.

Revenue

Our revenue growth in the first quarter was due primarily to a 12.7% increase in less-than-truckload (“LTL”) shipments combined with an 8.3% increase in LTL revenue per LTL shipment.  LTL shipments are shipments weighing less than 10,000 pounds and accounted for 97.9% of all shipments we handled during the first quarter of both 2003 and 2002.  LTL shipments for the first quarter 2003 grew to 989,279 from 877,775, while LTL tonnage increased 10.6% to 505,926 tons from 457,427 tons.  Because LTL shipment growth outpaced LTL tonnage growth, our LTL weight per LTL shipment decreased from 1,042 to 1,023, a decrease of 1.9%.  We believe this decrease is a reflection of the overall weakness in demand for our customers’ products, as they tendered smaller shipments to their markets, and continues a trend of decreases in weight per shipment that we have experienced over seven of the prior eight quarters.

Our shipment and tonnage growth is due to market share gains in our existing area of operations, since there has been no significant expansion of our service center network from the first quarter 2002.  We believe we can continue to achieve market share gains because we offer a combination of regional and inter-regional service that many of our competitors cannot provide.  We also benefited from the September 3, 2002 bankruptcy of Consolidated Freightways Corporation, a major national LTL carrier and one of our competitors.  We believe the addition of former Consolidated Freightways customers will continue to provide favorable quarterly revenue growth comparisons through the second quarter 2003 and could provide additional growth potential as we demonstrate our capabilities to these new customers and secure more of their shipment volumes.

LTL revenue per LTL shipment increased to $147.49 for the current quarter compared to $136.21 for the same period in 2002.  This improvement was due to a 10.3% increase in LTL revenue per LTL hundredweight to $14.42 from $13.07, which was partially offset by the decrease in LTL weight per LTL shipment.  The improvement in LTL revenue per LTL hundredweight over the prior-year quarter was due to a combination of the general increase on our public tariffs effective on July 8, 2002, increases in private contracts as those contracts have expired and have been renegotiated, and the industry consolidation caused by the Consolidated Freightways bankruptcy.  We believe that continued economic weakness could impact our pricing policies and resulting revenue growth; however we remain confident that we will meet our targeted revenue growth for 2003 of between 10% and 15%, based upon our first quarter results and our forecasts for the remainder of the year.

Operating Costs and Other Expenses

Increases in concentrations of shipments and tonnage moving through our route structure and service center network enabled us to obtain certain economies of scale in the first quarter 2003.  As these volumes increase within our existing capacity of facilities and equipment, we anticipate further reductions in unit operating costs and in our operating ratio.  These improvements were achieved even in a period where unusually harsh winter weather impacted the demand for our services and our efficiency in providing those services.

Salaries, wages and employee benefit expenses, the largest component of our cost structure, were 60.1% of revenue in the first quarter 2003 compared to 61.9% for the first quarter of 2002.  Most of these costs were incurred as variable driver and platform labor directly associated with the movement of shipments through our network.  Our driver and platform wages, excluding benefit expenses, were 31.8% of revenue in the current quarter compared to 33.1% for the prior-year period.  These improvements were achieved by incrementally improving our pickup and delivery driver and platform labor productivity over the prior year.  We also give credit for these improvements to the deployment of technology initiatives such as driver handheld computers and our dock yard management systems, which were introduced into our operations in the last half of 2002.  We believe that as we continue to roll out those systems to our entire service center network, we will achieve further unit cost reductions.

Group health benefits for our employees and their families were approximately 35% of the total cost of all employee benefits and employer paid taxes incurred in the first quarter 2003.  As a result of cost savings opportunities introduced into our group health plan in 2002, we reduced our group health costs to 3.6% of revenue in the first quarter of 2003 from 4.3% for prior-year period.  We anticipate future increases in the cost of this employee benefit consistent with the national trend of rising health care costs.

We purchase transportation services for our linehaul and local pickup and delivery operations from other motor carriers and rail providers when there are capacity restraints within our fleet or when it is economically beneficial.  In the first quarter 2003, we reduced our usage of purchased linehaul services to .3% of revenue from .5%, which accounted for our overall reduction in the use of purchased transportation between the comparable quarters.

Operating supplies increased to 11.9% of revenue from 9.3% in the prior-year quarter due primarily to increases in fuel and other petroleum products.  Diesel fuel, excluding fuel taxes, increased to 6.4% of revenue from 3.9% for the prior-year quarter.  Our general tariffs and contracts generally include provisions for a fuel surcharge, recorded in net revenue, which have effectively offset significant diesel fuel price fluctuations for both comparable quarters.  These surcharges decrease or are eliminated as fuel prices approach certain floor levels.  The average U.S retail pump price for diesel fuel, as reported by the U.S. Department of Energy, reached its peak for the first quarter 2003 to $1.77 per gallon during the week ending March 10 and has gradually decreased to $1.48 per gallon for the week ended May 5.  Our fuel costs and fuel surcharges have generally followed this trend.

Insurance and claims expense decreased to 2.6% of revenue in the first quarter 2003 compared to 3.1% in the prior-year period due to improvements in cargo loss and damage claims experience.  Cargo claims expense, including both premium expense and self-insured retention costs, decreased to 1.5% of revenue from 1.9% for the prior-year comparable period.  We choose to self-insure a portion of our bodily injury, property damage and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels.  Due to recent losses incurred by the insurance industry, rates offered by insurers for many types of coverage have significantly increased.  On April 1, 2003, we renewed our excess insurance policies at slightly higher rates for a period of one year.  As a result, we anticipate our insurance costs will increase over our first quarter levels for the remainder of the year.

Tonnage and shipment increases have driven down other relatively fixed costs such as depreciation, building and office equipment rents, operating taxes and licenses, communications and utilities, general supplies and expenses, and miscellaneous expenses, which as a group decreased to 16.5% of revenue for the first quarter compared to 18.3% for the same quarter in 2002.

Our interest expense increased 8.5% to $1,433,000 for the first quarter 2003 from $1,321,000 for the comparable 2002 quarter, despite a decrease in our long-term debt outstanding during the period.  Long-term debt including current maturities was $91,001,000 at March 31, 2003 compared to $95,998,000 on March 31, 2002, a decrease of 5.2%.  Most of our long-term debt during the first quarter 2003 consisted of borrowings under our fixed rate instruments, which carried higher interest rates than our revolving line of credit, which has a variable interest rate.  There were no amounts outstanding on our line of credit on March 31, 2003, while there was $11,619,000 outstanding on this instrument at March 31, 2002.  In addition, we capitalized $71,000 of interest charges in the first quarter 2003 compared to $282,000 for the prior-year comparable quarter.

The effective tax rate for the first quarter 2003 was 39.5% compared to 39.0% for the first quarter 2002.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment.  In order to support these requirements, we have incurred net capital expenditures of $28,483,000 during the first three months of 2003.  Cash and cash flows generated internally during the first quarter funded these expenditures.  At March 31, 2003, long-term debt including current maturities decreased to $91,001,000 from $93,223,000 at December 31, 2002.

We estimate net capital expenditures to be approximately $90,000,000 to $100,000,000 for the year ending December 31, 2003.  Of that, approximately $48,000,000 is allocated for the purchase of tractors and trailers, $41,000,000 is allocated for the purchase or construction of larger replacement service centers or expansion of existing service centers, $10,000,000 is allocated for investments in technology and the balance is allocated for other assets.  We plan to fund these capital expenditures with cash on hand, cash flows from operations and additional borrowings.

The table below sets forth our capital expenditures for the first quarter 2003 and the years ended December 31, 2002, 2001 and 2000, excluding assets acquired as part of business acquisitions:

	First Quarter 2003	Year Ended December 31,

(In thousands)		2002	2001	2000

Land and structures	$2,393	$21,637	$30,245	$21,189
Tractors	9,772	22,900	4,151	21,546
Trailers	8,225	8,800	1,284	9,291
Technology	6,422	7,840	4,806	4,138
Other	2,551	8,815	3,128	6,919

Total	$29,363	$69,992	$43,614	$63,083

On May 31, 2000, we entered into an uncollateralized committed credit facility with Wachovia Bank, National Association (formerly First Union National Bank), which, as amended, consists of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit.  This facility has a term of three years that expires on May 31, 2003, and we are currently negotiating the renewal of this credit agreement.  Interest on the line of credit is charged at rates that vary in a range of LIBOR plus .60% to .85%, based upon a fixed charge coverage ratio. The applicable interest rate for the first quarter 2003 under this agreement was based upon LIBOR plus .70%.  A fee of .20% was charged on the unused portion of the line of credit, and fees ranging between .70% to .75% were charged on outstanding standby letters of credit.  Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers’ compensation claims.  At March 31, 2003, there were no amounts outstanding on the line of credit and $16,535,000 outstanding on the standby letter of credit facility.

We have four individual senior note agreements outstanding totaling $73,679,000 at March 31, 2003.  These notes call for periodic principal and interest payments with maturities ranging from 2005 through 2008, of which $12,107,000 in principal is due within the next 12 months.  Interest rates on these notes are fixed and range from 6.35% to 7.59%.  Under the provisions of one of these notes, we may issue up to $15,000,000 of additional senior notes.  The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments.  Therefore, short-term exposure to fluctuations in interest rates is limited to the outstanding balance of our line of credit facility, which had no balance at March 31, 2003.  We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.  Also, we do not use fuel hedging instruments, as our tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2003:

	Payments Due by Period (In Thousands)

Contractual Obligations (1)	Total	Less than 12 months	13 - 36 months	37 - 60 months	Over 60 months

Long-Term Debt	$87,623	$16,124	$39,224	$27,275	$5,000
Capital Lease Obligations	3,378	1,674	1,704	—	—
Operating Leases	18,464	8,742	7,836	1,863	23

		Amount of Commitment Expiration Per Period (In Thousands)

Other Commercial Commitments (2)	Total Amounts Committed	Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months

Standby Letters of Credit	$16,535	$16,535	—	—	—

(1)

Contractual obligations include long-term debt consisting primarily of senior notes totaling $73,679,000; capital lease obligations for tractors, trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

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

Allowance for Uncollectible Accounts - We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

From April 1, 2002 through March 31, 2003, we were self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence.  Cargo loss and damage claims were self-insured up to $100,000.  We were also self-insured for workers’ compensation in certain states and had first dollar or high deductible plans in the remaining states with self-insured retention levels ranging from $250,000 to $500,000.  We renewed these major insurance policies on April 1, 2003 with the same retention levels for self-insurance on bodily injury, property damage and cargo loss and damage; however, we increased our workers’ compensation retention levels to $1,000,000 per claim.  Due to recent losses incurred by the insurance industry, rates offered by insurers for these types of coverage have increased.  We anticipate our combination of self-insurance and premium expense to increase slightly over the remainder of the year for this coverage compared to our first quarter 2002.  On January 1, 2003, we also increased our self-insured retention for group health claims to $250,000 per occurrence from the $200,000 retention we carried for the full-year 2002.

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

Goodwill - The excess cost over net assets acquired in connection with acquisitions is recorded in “Other Assets”.  We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002 and October 1, 2002.  Based on those analyses, we concluded that there was no impairment of these assets, which totaled $10,654,000 at March 31, 2003.  Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of three to 25 years.

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

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs.  In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements.  The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base.  For the first quarter 2003 and 2002, the net effect of inflation on our results of operations was minimal.

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

Related Party Transactions

The Audit Committee of our Board of Directors reviews and approves all related party transactions to ensure that these transactions are beneficial to the Company and are obtained at competitive prices.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles.  John R. Congdon is Chairman of the Board, and Earl E. Congdon is Vice Chairman of the Board of Leasing.  Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel.  We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing.  While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

We provide vehicle repair, maintenance and other services to Leasing at cost, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value.  For these services and use of these facilities, we charged Leasing $5,000 and $4,000 for the first quarter 2003 and 2002, respectively.

We purchased $61,000 and $91,000 of maintenance and other services from Leasing in the first quarter 2003 and 2002, respectively.  We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.  We did not lease any equipment from Leasing in the first quarter 2003 or for the entire year 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from leasing for an aggregate purchase price of $774,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners.  These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999.  At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000.  During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of such trailers by the end of the quarter for a purchase price of $135,600.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer, commencing upon delivery of the trailers.  The total amount paid for all trailer leases under lease agreements with E & J Enterprises was $112,000 and $100,000 for the first quarter 2003 and 2002, respectively.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following:  (1) changes in our goals, strategies and expectations, which are subject to change at any time at our discretion; (2) our ability to maintain a nonunion, qualified work force; (3) the competitive environment with respect to industry capacity and pricing; (4) the availability and cost of fuel, additional revenue equipment and other significant resources; (5) the ability to impose and maintain fuel surcharges to offset increases in fuel prices; (6) the impact of regulatory bodies; (7) various economic factors such as insurance costs, liability claims, interest rate fluctuations, the availability of qualified drivers or owner-operators, fluctuations in the resale value of revenue equipment, increases in fuel or energy taxes, economic recessions and downturns in customers’ business cycles and shipping requirements; (8) our ability to raise capital or borrow funds on satisfactory terms, which could limit growth and require us to operate our revenue equipment for longer periods of time; (9) our ability to purchase, build or lease facilities suitable for our operations; (10) our ability to successfully deploy our technological initiatives; (11) our ability to attract new customers and maintain our current customer base; and (12) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Liquidity and Capital Resources” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

a)  Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

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

On April 24, 2003, we furnished a Current Report on Form 8-K under Item 9 to report, pursuant to Item 12, our earnings for the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 12, 2003	/s/ J. WES FRYE

J. Wes Frye Senior Vice President – Finance (Principal Financial Officer)

DATE:	May 12, 2003	/s/ JOHN P. BOOKER III

John P. Booker III Vice President - Controller (Principal Accounting Officer)

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ J. WES FRYE

Senior VP – Chief Financial Officer