Form 10-Q
period 2003-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2003-08-14
CIK 878927

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐    No  ☒

As of August 11, 2003, there were 16,057,602 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
(In thousands, except share and per share data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from operations	$163,817	$139,669	$316,682	$266,816

Operating expenses:
Salaries, wages and benefits	97,127	83,830	188,984	162,591
Purchased transportation	4,860	4,504	9,764	8,840
Operating supplies and expenses	17,341	13,694	35,499	25,559
Depreciation and amortization	9,447	7,741	18,132	15,195
Building and office equipment rents	1,820	1,904	3,587	3,719
Operating taxes and licenses	6,531	5,709	12,820	11,154
Insurance and claims	4,924	4,257	8,931	8,218
Communications and utilities	2,513	2,708	4,884	5,110
General supplies and expenses	5,764	5,256	11,138	10,013
Miscellaneous expenses, net	1,299	1,388	2,086	2,659

Total operating expenses	151,626	130,991	295,825	253,058

Operating income	12,191	8,678	20,857	13,758

Other deductions:
Interest expense, net	1,564	1,459	2,997	2,780
Other (income) expense, net	(132)	70	82	153

Total other deductions	1,432	1,529	3,079	2,933

Income before income taxes	10,759	7,149	17,778	10,825

Provision for income taxes	4,250	2,788	7,022	4,222

Net income	$6,509	$4,361	$10,756	$6,603

Basic and diluted earnings per share:	$0.41	$0.35	$0.67	$0.53

Weighted average shares outstanding:
Basic	16,041,801	12,475,011	16,032,855	12,472,356
Diluted	16,061,058	12,482,066	16,054,035	12,479,403

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
(In thousands, except share data)	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$949	$19,259
Customer receivables, less allowances of $8,164 and $7,866, respectively	69,276	63,843
Other receivables	2,641	4,162
Tires on equipment	8,705	7,988
Prepaid expenses	8,629	15,623
Deferred income taxes	3,670	3,670

Total current assets	93,870	114,545

Property and equipment:
Revenue equipment	262,154	229,478
Land and structures	153,566	142,350
Other equipment	67,269	57,849
Leasehold improvements	1,512	1,267

Total property and equipment	484,501	430,944

Less accumulated depreciation and amortization	(185,291)	(175,117)

Net property and equipment	299,210	255,827

Other assets	21,156	19,106

Total assets	$414,236	$389,478

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

	June 30, 2003	December 31, 2002
(In thousands, except share data)	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,867	$16,841
Compensation and benefits	18,756	14,719
Claims and insurance accruals	18,045	17,143
Other accrued liabilities	4,256	3,288
Current maturities of long-term debt	17,747	11,139

Total current liabilities	74,671	63,130
Long-term liabilities:
Long-term debt	82,589	82,084
Other non-current liabilities	15,964	14,846
Deferred income taxes	25,855	25,855

Total long-term liabilities	124,408	122,785
Shareholders’ equity:
Common stock—$.10 par value, 25,000,000 shares authorized, 16,045,102 and 10,651,864 shares outstanding, respectively	1,605	1,065
Capital in excess of par value	72,433	72,135
Retained earnings	141,119	130,363

Total shareholders’ equity	215,157	203,563
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$414,236	$389,478

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$10,756	$6,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,132	15,195
(Gain) loss on sale of property and equipment	(192)	171
Changes in assets and liabilities:
Customer and other receivables, net	(3,912)	(12,202)
Tires on equipment	(717)	(507)
Prepaid expenses and other assets	4,941	6,413
Accounts payable	(974)	9,174
Compensation, benefits and other accrued liabilities	5,005	4,415
Claims and insurance accruals	1,562	3,844
Income taxes payable	—	(203)
Other liabilities	458	152

Net cash provided by operating activities	35,059	33,055

Cash flows from investing activities:
Purchase of property and equipment	(63,423)	(33,261)
Proceeds from sale of property and equipment	2,103	379

Net cash used in investing activities	(61,320)	(32,882)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,650	—
Principal payments under long-term debt agreements	(9,155)	(4,927)
Net proceeds from revolving line of credit	13,618	5,028
Proceeds from the conversion of stock options	838	40

Net cash provided by financing activities	7,951	141

(Decrease) increase in cash and cash equivalents	(18,310)	314
Cash and cash equivalents at beginning of period	19,259	761

Cash and cash equivalents at end of period	$949	$1,075

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited consolidated interim financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

There have been no significant changes in the accounting policies of the Company or significant changes in the Company’s commitments and contingencies as previously described in the 2002 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

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

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring revised disclosures in both interim and annual reports. We adopted SFAS No. 148 on January 1, 2003, and for the periods presented in this report, there was no difference between the intrinsic value method and the fair value method of measuring stock-based compensation; therefore, no additional disclosures are required under this statement.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We are currently reviewing our investments and other arrangements to determine whether any of our investee companies are VIEs. We do not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. Our maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We have not invested in any new VIEs created after January 31, 2003.

Related Party Transactions

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel to obtain pricing discounts because of the increased level of purchasing.

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $15,000 and $9,000 for the first six months of 2003 and 2002, respectively.

We purchased $133,000 and $164,000 of maintenance and other services from Leasing in the first six months of 2003 and 2002, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in the first half of 2003 or for the entire year 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003 for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March for a purchase price of $135,600.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer, commencing upon delivery of the trailers. The total amount paid for all trailer leases under lease agreements with E & J Enterprises was $204,000 and $200,000 for the first six months of 2003 and 2002, respectively.

On March 7, we purchased 10 additional trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

Common Stock Split

On May 19, 2003, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on June 4, 2003. On June 16, these shareholders received one additional share of common stock for every two shares owned. All references in this report to weighted average shares outstanding and earnings per share amounts have been restated retroactively for this stock split.

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading less-than-truckload multi-regional motor carrier providing one to four day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Global, OD-Expedited and OD-Technology, we offer an array of innovative products and services that provide direct service to 38 states within the Southeast, South Central, Northeast, Midwest and West regions of the country, including 24 states within which we provide full-state coverage. In addition, through marketing and carrier relationships, we provide service to and from the remaining 12 states, as well as Canada, Mexico and the Caribbean. Our non-union workforce operates a fleet of more than 3,000 tractors and more than 11,400 trailers.

Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the health of the overall economy. The majority of direct costs associated with our business are driver and service center wages and benefits; operating supplies and expenses; and depreciation of our equipment fleet and service center facilities.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	59.3	60.0	59.7	60.9
Purchased transportation	3.0	3.2	3.1	3.3
Operating supplies and expenses	10.6	9.8	11.2	9.6
Depreciation and amortization	5.8	5.5	5.7	5.7
Building and office equipment rents	1.1	1.4	1.1	1.4
Operating taxes and licenses	4.0	4.1	4.0	4.2
Insurance and claims	3.0	3.0	2.8	3.1
Communications and utilities	1.5	2.0	1.6	1.9
General supplies and expenses	3.5	3.8	3.5	3.7
Miscellaneous expenses	.8	1.0	.7	1.0

Total operating expenses	92.6	93.8	93.4	94.8

Operating income	7.4	6.2	6.6	5.2
Interest expense, net	.9	1.0	1.0	1.0
Other expense, net	(.1)	.1	0.0	.1

Income before income taxes	6.6	5.1	5.6	4.1
Provision for income taxes	2.6	2.0	2.2	1.6

Net income	4.0%	3.1%	3.4%	2.5%

Results of Operations

For the second quarter and first six months of 2003, we continued to produce strong growth in both revenue and profitability, even as the U.S. economy remained sluggish. Second quarter revenue grew 17.3% to $163,817,000 from $139,669,000 for the second quarter 2002. Combined with the 20.2% increase in revenue we recorded in the first quarter of 2003, our revenue for the first six months was $316,682,000, an 18.7% increase over the comparable period in 2002.

This additional revenue produced certain operating efficiencies that improved our profitability. Our operating ratio, a measure of profitability calculated by dividing operating expenses by revenue, decreased to 92.6% for the second quarter compared to 93.8% for the comparable quarter in 2002. Through the first six months of 2003, our operating ratio was 93.4% versus 94.8% for the same period in 2002. Net income for the second quarter of 2003 was $6,509,000, an increase of 49.3%, while net income for the first half of 2003 was $10,756,000, an increase of 62.9%.

Diluted earnings per share for the second quarter increased to $.41 per share from $.35 for the comparable quarter last year, an increase of 17.1%. For the first six months, earnings per diluted share increased to $.67 compared to $.53 for the same period last year. Our weighted average number of diluted shares outstanding for the quarter and first six months of 2003 increased approximately 29% due primarily to our November 2002 public stock offering. As a result, our growth rate in net income outpaced our growth in earnings per share.

Revenue

We believe our revenue growth, despite weak economic conditions, is a result of three key factors. First, we continue to benefit from the industry consolidation caused by the September 3, 2002 bankruptcy of Consolidated Freightways, a major national LTL carrier and one of our competitors. We have experienced continued growth in our longer haul lanes as evidenced by the progressive increase in our average length of haul to 930 miles per shipment in the second quarter from 903 miles for the second quarter of 2002, which is typical of the longer average lengths of haul associated with the inter-regional and national freight that became available. The longer length of haul was also a factor in the 5.4% increase in our average less-than-truckload (“LTL”) revenue per LTL shipment for the comparable second quarter, which increased to $145.53 per shipment from $138.08, despite a decrease in our LTL weight per LTL shipment of 3.0% for the two comparable periods. For the first half of the year, our LTL revenue per shipment increased 6.8% over the prior-year period on a decrease in LTL weight per shipment of 2.4%.

Second, we continued to increase market share in our existing areas of operations by offering a combination of regional and inter-regional service that many of our competitors do not offer. In addition, our strategy of offering full-state coverage in 24 of the 38 states in which we operate simplifies our customers’ logistical needs by providing single-source, comprehensive transportation services that differentiate us in the marketplace. In 2003, we plan to announce three additional states in which we will offer this “all points” direct service. In June 2003, we also opened two new service centers located in Des Moines, Iowa and Reno, Nevada, which will enhance our service products in our Midwest and West regions.

Third, our general tariffs and contracts generally include provisions for a fuel surcharge to offset significant fluctuations in diesel fuel costs. The fuel surcharge for the second quarter increased approximately $3,012,000 over the second quarter 2002 and increased $8,642,000 in the first half of 2003 compared with the prior-year period.

In addition to these factors, we also benefited from a planned increase in our sales force from 288 professional salespersons at the end of the second quarter 2002 to 319 at June 30, 2003.

We believe that continued economic weakness could impact our pricing policies and resulting revenue growth; however, we remain confident that we will meet or exceed our targeted revenue growth for 2003 of between 10% and 15%, based upon the results of the first half of 2003 and our forecasts for the remainder of the year.

Operating Costs and Other Expenses

LTL shipments increased 13.4% for the second quarter and 13.1% for the first half of 2003 compared with the same periods of 2002. LTL tonnage increased 10.1% for the comparable prior-year quarter and 10.3% for the comparable six-month periods. During 2003, these increases in concentrations of shipments and tonnage moving through our route structure and service center network generated economies of scale and resulted in profitability improvements.

Salaries, wages and employee benefit expenses, the largest component of our cost structure, were 59.3% of revenue in the second quarter 2003 compared to 60.0% for the second quarter of 2002. For the first six months of 2003, these costs were 59.7% of revenue compared to 60.9% for the prior-year period. Most of these costs were incurred as variable driver and platform labor directly associated with the movement of shipments through our network.

These cost reductions in 2003 were achieved primarily by incrementally improving our pickup and delivery driver and platform labor productivity, which was enhanced by the increased concentrations of freight volumes. Direct driver wages in our pickup and delivery operations were 11.9% of revenue for the second quarter of 2003 compared to 12.5% in the second quarter of 2002. For the first half of 2003, direct pickup and delivery driver wages were 11.9% of revenue compared to 12.7% for the same period of 2002. We also attribute a portion of these productivity gains to the continued implementation of driver handheld computers that were first introduced into our operations in the second half of 2002.

For the second quarter 2003, direct platform wages were 7.9% of revenue compared to 8.0% for the prior-year period. For the first six months of 2003, direct platform wages were 7.8% of revenue compared to 8.2%. We also benefited from our technology initiatives at our docks through the implementation of our Dock/Yard Management System, which tracks and plans freight movement at our service centers. We anticipate further benefits from this system as we continue to implement it throughout our service center network.

Operating supplies increased to 10.6% of revenue for the second quarter of 2003 compared to 9.8% for the prior-year period. This increase was primarily due to increases in diesel fuel prices, which increased to 5.2% of revenue in the second quarter of 2003 compared to 4.5% for the prior-year period, excluding fuel taxes. For the first half of 2003, diesel fuel costs were 5.7% of revenue compared to 4.2% for the same period in 2002, excluding fuel taxes. We believe that our fuel surcharges, which decrease or are eliminated as fuel prices approach base levels, have effectively offset the increases in diesel fuel prices in 2003.

In March 2002, we renegotiated our major voice and data communication contracts and implemented other cost saving initiatives that have resulted in significant savings in communication expenses. For the second quarter 2003, voice and data communication expenses decreased to .6% of revenue from 1.1% for the prior-year period, while decreasing to .6% of revenue for the first half of 2003 from 1.0% for the same period in 2002.

Depreciation expense for the second quarter increased to 5.8% of revenue from 5.5% for the same quarter in 2002 and was 5.7% of revenue for both six-month periods in each year. Approximately two-thirds of our planned capital expenditures for 2003, or $63,423,000 were completed in the first half of the year in order to increase our fleet and service center capacity in preparation for the third quarter, which historically has produced higher levels of economic activity. As a result, we did not experience the same leverage on these assets during the first half of the year that we anticipate for the remainder of the year. In addition, $12,013,000 of capital expenditures were completed in the first half of 2003 for purchases or improvements in our service centers, which contributed to the decrease in building and office equipment rents to 1.1% of revenue for the second quarter from 1.4% for the prior-year quarter. For the first half of 2003, building and office equipment rents were 1.1% of revenue compared to 1.4% for the same period in 2002.

During the second quarter and first half of 2003, we successfully leveraged other costs, including general supplies and expenses, operating taxes and licenses, and miscellaneous expenses, which as a group decreased to 8.3% of revenue for the second quarter and 8.2% for the first half of 2003 compared to 8.9% of revenue for both comparable periods in 2002.

Our results for the second quarter and first six months of 2003 also includes a pre-tax, non-operating gain of $293,000 on the sale of a service center located in Cincinnati, Ohio, which had been previously been held for lease.

While debt levels during the first half of 2003 were not significantly different from the first half of 2002, a larger percentage of our outstanding debt in 2003 consisted of borrowings under our senior notes, which carry a higher interest rate than our revolving line of credit. In addition, we capitalized $107,000 of interest charges in the first half of 2003 compared to $395,000 for the prior-year period. As a result, our interest expense increased 7.2% to $1,564,000 for the second quarter 2003 and 7.8% to $2,997,000 for the first six months of 2003, when compared to the prior-year periods. Long-term debt including current maturities was $100,336,000 at June 30, 2003 compared to $98,523,000 on June 30, 2002, an increase of 1.8%.

The effective tax rate for the first and second quarters of 2003 was 39.5% compared to 39.0% for the same periods in 2002.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we have incurred net capital expenditures of $61,320,000 during the first six months of 2003. Cash provided by operating activities in 2003 funded approximately 57% of these expenditures, while the remainder was funded from proceeds generated from the public stock offering in the fourth quarter of 2002 and additional borrowings. At June 30, 2003, long-term debt including current maturities increased to $100,336,000 from $93,223,000 at December 31, 2002.

We estimate net capital expenditures to be approximately $90,000,000 to $100,000,000 for the year ending December 31, 2003. Of that, approximately $46,000,000 is allocated for the purchase of tractors and trailers, $35,000,000 is allocated for the purchase or construction of larger replacement service centers or expansion of existing service centers, $12,000,000 is allocated for investments in technology and the balance is allocated for other assets. We plan to fund these capital expenditures with cash on hand, cash flows from operations and additional borrowings.

The table below sets forth our capital expenditures for the first six months of 2003 and the years ended December 31, 2002, 2001 and 2000, excluding assets acquired as part of business acquisitions:

	YTD June 2003	Year Ended December 31,
(In thousands)		2002	2001	2000
Land and structures	$12,013	$21,637	$30,245	$21,189
Tractors	26,121	22,900	4,151	21,546
Trailers	11,796	8,800	1,284	9,291
Technology	10,494	7,840	4,806	4,138
Other	2,999	8,815	3,128	6,919

Total	$63,423	$69,992	$43,614	$63,083

On May 31, 2000, we entered into an uncollateralized committed credit facility with Wachovia Bank, National Association (formerly First Union National Bank), which, as amended, consisted of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit. This facility had a term of three years that expired on May 31, 2003, but was extended through July 1, 2003. Interest on the line of credit was charged at rates that varied in a range of LIBOR plus .60% to .85%, based upon a fixed charge coverage ratio. The applicable interest rate for the second quarter 2003 under this agreement was based upon LIBOR plus .60%. A fee of .18% was charged on the unused portion of the line of credit, and a fee of .70% was charged on outstanding standby letters of credit. Standby letters of credit are primarily issued as collateral for self-insured retention reserves for bodily injury, property damage and workers’ compensation claims. At June 30, 2003, there was $13,618,000 outstanding on the line of credit and $19,403,000 outstanding on the standby letter of credit facility. The amount outstanding on the line of credit was reclassified to long-term debt in accordance with SFAS No. 6, as this debt was specifically replaced with debt that has a term of more than one year.

The Company entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $30,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. We used a portion of the proceeds of this facility to refinance certain indebtedness under the previous facility and will use the remaining proceeds for working capital and general corporate purposes.

Generally, revolving loans under the facility will bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus the applicable margin (the “Adjusted LIBOR Rate”). The applicable margin will vary depending upon our ratio of adjusted dept to capital. In the case of the Adjusted Base Rate, the applicable margin will range from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin will range from .75% to 1.25%. Revolving loans under the sweep program will bear interest at the aggregate of the rate applicable under the sweep program plus the Adjusted LIBOR Rate. Quarterly fees will be charged on the aggregate unused portion of the facility at an annual rate ranging from .20% to .30% (depending upon our ratio of adjusted debt to capital). Quarterly fees will be charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25% (depending upon our ratio of adjusted debt to capital). In addition a quarterly fee at an annual rate of .125% will be charged on the aggregate undrawn portion of outstanding letters of credit.

The new credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. The Company’s wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries will be required to guarantee payment of all of our obligations under the facility.

We have three senior note agreements with aggregate principal outstanding of $70,821,000 as of June 30, 2003. These agreements call for periodic principal and interest payments with maturities ranging from 2005 through 2008, of which $12,107,000 in principal is due within the next 12 months. Interest rates on the notes issued under these agreements are fixed and range from 6.35% to 7.59%. Under the provisions of one of the agreements, we may issue up to $15,000,000 of additional senior notes, with applicable interest rate and payment schedules for the additional notes to be determined and mutually agreed upon at the time of issuance. The note agreements contain customary affirmative and negative covenants, as well as financial maintenance covenants establishing a maximum ratio of funded debt to capitalization, a minimum fixed charge coverage ratio and minimum consolidated tangible net worth. The Company’s wholly owned subsidiary has issued guarantees to the note holders with respect to the Company’s indebtedness under the note agreements.

We have secured a term loan used to purchase 300 tractors with principal outstanding of $12,519,000 as of June 30, 2003. The borrowing under the term loan is evidenced by 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $3,879,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from the May 2000 credit facility and were amended to incorporate by reference our financial covenants under the new facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to the outstanding balance of our line of credit facility, which was $13,618,000 at June 30, 2003. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. If we do not achieve the stated levels of performance required by the financial covenants in our debt agreements, an acceleration of the payment schedules could potentially be triggered. We do not anticipate a significant decline in business levels or financial performance, and we believe that our existing credit facilities along with our additional borrowing capacity are sufficient to meet seasonal and long-term capital needs.

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2003:

	Payments Due by Period (In Thousands)
Contractual Obligations (1)	Total	Less than 12 months	13 - 36 months	37 - 60 months	Over 60 months
Long-Term Debt	$97,397	$16,213	$52,829	$23,355	$5,000
Capital Lease Obligations	2,939	1,534	1,405	—	—
Operating Leases	19,542	8,738	8,642	2,156	6

	Total Amounts Committed	Amount of Commitment Expiration Per Period (In Thousands)
Other Commercial Commitments (2)		Less than 12 months	13 - 36 months	37 - 60 months	Over 60 months
Standby Letters of Credit	$19,403	$19,403	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $70,821,000; capital lease obligations for tractors, trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

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

From April 1, 2002 through June 30, 2003, we were self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence. Cargo loss and damage claims were self-insured up to $100,000. We were also self-insured for workers’ compensation in certain states and had first dollar or high deductible plans in the remaining states with self-insured retention levels ranging from $250,000 to $500,000. We renewed these major insurance policies on April 1, 2003 with the same retention levels for self-insurance on bodily injury, property damage and cargo loss and damage; however, we increased our workers’ compensation retention levels to $1,000,000 per claim. On January 1, 2003, we also increased our self-insured retention for group health claims to $250,000 per occurrence from the $200,000 retention we carried for the full-year 2002. Due to losses incurred by the insurance industry and other market factors, rates offered by insurers for these types of insurance coverage have generally increased. As a result, we periodically evaluate our self-insured retention levels to determine the most cost efficient balance of self-insurance and excess coverage.

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

Goodwill—The excess cost over net assets acquired in connection with acquisitions is recorded in “Other Assets”. We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002 and October 1, 2002. Based on those analyses, we concluded that there was no impairment of these assets, which totaled $10,653,000 at June 30, 2003. Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of three to 25 years.

Property and Equipment—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment to include changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are five to 30 years; revenue equipment is two to 12 years; other equipment is two to 10 years; and leasehold improvements are the lesser of 10 years or the life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the first six months of 2003 and 2002, the net effect of inflation on our results of operations was minimal.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $15,000 and $9,000 for the first six months of 2003 and 2002, respectively.

We purchased $133,000 and $164,000 of maintenance and other services from Leasing in the first six months of 2003 and 2002, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in the half of 2003 or for the entire year 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003 for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March for a purchase price of $135,600.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer, commencing upon delivery of the trailers. The total amount paid for all trailer leases under lease agreements with E & J Enterprises was $204,000 and $200,000 for the first six months of 2003 and 2002, respectively.

On March 7, we purchased 10 additional trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

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

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b) Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Shareholders on May 19, 2003. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

Nominee	For	Withheld
J. Paul Breitbach	9,439,644	113,688
Earl E. Congdon	8,874,653	678,679
John R. Congdon	8,460,993	1,092,339
David S. Congdon	8,890,455	662,877
John R. Congdon, Jr.	8,506,195	1,047,137
Robert G. Culp, III	9,439,644	113,688
John A. Ebeling	8,856,553	696,779
Harold G. Hoak	9,421,544	131,788
Franz F. Holscher	9,421,544	131,788

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit No.	Description

4.6.3	Amendment No. 1 to Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc. and the Noteholders set forth in Annex 1 thereto, dated June 27, 2003

4.6.9	First Amendment to the Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated June 30, 2003

4.7.5	Letter Regarding Extension of Credit Agreement from Wachovia Bank, N.A. to Old Dominion Freight Line, Inc., dated May 14, 2003

4.7.6	Credit Agreement among Wachovia Bank, N.A., as Agent; Bank of America, N.A.; Branch Banking and Trust Company; and Old Dominion Freight Line, Inc., dated June 30, 2003

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

On April 24, 2003, we furnished a Current Report on Form 8-K under Item 9 to report, pursuant to Item 12, our earnings for the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 11, 2003	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President—Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: August 11, 2003	/s/ John P. Booker, III
John P. Booker, III
Vice President—Controller
(Principal Accounting Officer)