Form 10-Q
period 2003-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2003-11-12
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003, there were 16,059,352 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	Sept. 30, 2003 (Unaudited)	Sept. 30, 2002 (Unaudited)	Sept. 30, 2003 (Unaudited)	Sept. 30, 2002 (Unaudited)

Revenue from operations	$176,873	$149,931	$493,555	$416,747

Operating expenses:
Salaries, wages and benefits	102,843	88,488	291,827	251,079
Purchased transportation	5,882	5,397	15,646	14,237
Operating supplies and expenses	18,052	14,869	53,551	40,428
Depreciation and amortization	9,949	7,735	28,081	22,930
Building and office equipment rents	1,880	1,894	5,467	5,613
Operating taxes and licenses	6,794	5,724	19,614	16,878
Insurance and claims	4,290	4,446	13,221	12,664
Communications and utilities	2,705	2,481	7,589	7,591
General supplies and expenses	5,900	5,133	17,038	15,146
Miscellaneous expenses, net	1,800	1,659	3,886	4,318

Total operating expenses	160,095	137,826	455,920	390,884

Operating income	16,778	12,105	37,635	25,863

Other deductions:
Interest expense, net	1,531	1,499	4,528	4,279
Other (income) expense, net	179	122	261	275

Total other deductions	1,710	1,621	4,789	4,554

Income before income taxes	15,068	10,484	32,846	21,309

Provision for income taxes	5,952	4,088	12,974	8,310

Net income	$9,116	$6,396	$19,872	$12,999

Basic and diluted earnings per share:	$0.57	$0.51	$1.24	$1.04

Weighted average shares outstanding:
Basic	16,053,447	12,476,324	16,039,719	12,473,678
Diluted	16,070,851	12,483,700	16,059,640	12,480,834

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,592	$19,259
Customer receivables, less allowances of $7,690 and $7,866, respectively	75,589	63,843
Other receivables	3,092	4,162
Tires on equipment	8,805	7,988
Prepaid expenses	7,146	15,623
Deferred income taxes	4,567	3,670

Total current assets	107,791	114,545

Property and equipment:
Revenue equipment	263,471	229,478
Land and structures	162,367	142,350
Other equipment	68,446	57,849
Leasehold improvements	1,535	1,267

Total property and equipment	495,819	430,944

Less accumulated depreciation and amortization	(188,531)	(175,117)

Net property and equipment	307,288	255,827

Other assets	20,737	19,106

Total assets	$435,816	$389,478

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,237	$16,841
Compensation and benefits	21,280	14,719
Claims and insurance accruals	18,523	17,143
Other accrued liabilities	4,629	3,288
Current maturities of long-term debt	22,671	11,139

Total current liabilities	86,340	63,130

Long-term liabilities:
Long-term debt	76,665	82,084
Other non-current liabilities	16,665	14,846
Deferred income taxes	31,690	25,855

Total long-term liabilities	125,020	122,785

Total liabilities	211,360	185,915
Shareholders’ equity:
Common stock – $.10 par value, 25,000,000 shares authorized, 16,059,352 and 10,651,864 shares outstanding, respectively	1,606	1,065
Capital in excess of par value	72,615	72,135
Retained earnings	150,235	130,363

Total shareholders’ equity	224,456	203,563

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$435,816	$389,478

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Sept. 30,
(In thousands)	2003 (Unaudited)	2002 (Unaudited)

Cash flows from operating activities:
Net income	$19,872	$12,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,081	22,930
Loss on sale of property and equipment	209	238
Changes in assets and liabilities:
Customer and other receivables, net	(10,676)	(16,005)
Tires on equipment	(817)	(773)
Prepaid expenses and other assets	6,841	5,791
Accounts payable	2,396	5,432
Compensation, benefits and other accrued liabilities	7,902	7,621
Claims and insurance accruals	2,446	4,895
Deferred income tax	4,938	—
Income taxes payable	—	575
Other liabilities	753	183

Net cash provided by operating activities	61,945	43,886

Cash flows from investing activities:
Purchase of property and equipment	(83,119)	(53,836)
Proceeds from sale of property and equipment	3,373	565

Net cash used in investing activities	(79,746)	(53,271)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,650	16,764
Principal payments under long-term debt agreements	(10,537)	(5,864)
Net proceeds from revolving line of credit	14,000	(1,498)
Proceeds from the conversion of stock options	1,021	51

Net cash provided by financing activities	7,134	9,453

(Decrease) increase in cash and cash equivalents	(10,667)	68
Cash and cash equivalents at beginning of period	19,259	761

Cash and cash equivalents at end of period	$8,592	$829

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

There have been no significant changes in the accounting policies of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in the 2002 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

Revolving Credit Agreement

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $30,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. We used a portion of the proceeds of this facility to refinance certain indebtedness under the previous facility and will use the remaining proceeds for working capital and general corporate purposes.

Generally, revolving loans under the facility will bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus the applicable margin (the “Adjusted LIBOR Rate”). The applicable margin will vary depending upon our ratio of adjusted dept to capital. In the case of the Adjusted Base Rate, the applicable margin will range from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin will range from ..75% to 1.25%. Revolving loans under the sweep program will bear interest at the aggregate of the rate applicable under the sweep program plus the Adjusted LIBOR Rate. Quarterly fees will be charged on the aggregate unused portion of the facility at an annual rate ranging from .20% to .30% (depending upon our ratio of adjusted debt to capital). Quarterly fees will be charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25% (depending upon our ratio of adjusted debt to capital). In addition, a quarterly fee at an annual rate of .125% will be charged on the aggregate undrawn portion of outstanding letters of credit.

The new credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries will be required to guarantee payment of all of our obligations under the facility.

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring revised disclosures in both interim and annual reports. We adopted SFAS No. 148 on January 1, 2003, and for the periods presented in this report, there was no difference between the intrinsic value method and the fair value method of measuring stock-based compensation; therefore, no additional disclosures are required under this statement.

In May 2003, the FASB issued Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective immediately to instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We adopted SFAS 150 during the third quarter of fiscal 2003. Adoption of SFAS 150 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 originally required adoption at the beginning of the first interim or annual period beginning after June 15, 2003. Effective October 9, 2003, the FASB issued a Staff Position FIN 46-6 that defers the application of this interpretation to interests in potential variable interest entities, if the VIE was created prior to February 1, 2003 and the Company has not issued financial statements reporting interests in variable interest entities in accordance with FIN 46 until the end of periods ending after December 15, 2003. We are currently reviewing our investments and other arrangements and to date, the review has not identified any entity that would require consolidation. We expect to complete the review in the fourth quarter of fiscal 2003 as required by FIN 46-6.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $49,000 and $14,000 for the first nine months of 2003 and 2002, respectively.

We purchased $200,000 and $226,000 of maintenance and other services from Leasing in the first nine months of 2003 and 2002, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in the first nine months of 2003 or for the entire year 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003 for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600.

On March 7, 2003, we purchased 10 additional trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer, commencing upon delivery of the trailers. The total amount paid for all trailer leases under lease agreements with E & J Enterprises was $296,000 and $345,000 for the first nine months of 2003 and 2002, respectively.

Common Stock Split

On May 19, 2003, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on June 4, 2003. On June 16, 2003 these shareholders received one additional share of common stock for every two shares owned. All references in this report to weighted average shares outstanding and earnings per share amounts have been restated retroactively for this stock split.

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading less-than-truckload multi-regional motor carrier providing one to four day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Global, OD-Expedited and OD-Technology, we offer an array of innovative products and services that provide direct service to 38 states within the Southeast, South Central, Northeast, Midwest and West regions of the country, including 27 states within which we provide full-state coverage. In addition, through our marketing and carrier relationships, we provide service to and from the remaining 12 states as well as international services around the globe. Our non-union workforce operates a fleet of more than 3,000 tractors and more than 11,400 trailers.

Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the health of the overall economy. The majority of direct costs associated with our business are driver and service center wages and benefits; operating supplies and expenses; and depreciation of our equipment fleet and service center facilities.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	58.2	59.0	59.1	60.3
Purchased transportation	3.3	3.6	3.2	3.4
Operating supplies and expenses	10.2	9.9	10.9	9.7
Depreciation and amortization	5.6	5.2	5.7	5.5
Building and office equipment rents	1.1	1.3	1.1	1.4
Operating taxes and licenses	3.8	3.8	4.0	4.1
Insurance and claims	2.4	3.0	2.7	3.0
Communications and utilities	1.5	1.6	1.5	1.8
General supplies and expenses	3.4	3.4	3.4	3.6
Miscellaneous expenses	1.0	1.1	.8	1.0

Total operating expenses	90.5	91.9	92.4	93.8

Operating income	9.5	8.1	7.6	6.2

Interest expense, net	.9	1.0	.9	1.0
Other expense, net	.1	.1	—	.1

Income before income taxes	8.5	7.0	6.7	5.1

Provision for income taxes	3.3	2.7	2.7	2.0

Net income	5.2%	4.3%	4.0%	3.1%

Results of Operations

We continued to produce strong growth in both revenue and profitability in the third quarter and first nine months of 2003 compared to the same prior-year periods. Revenue for the third quarter grew 18.0% to $176,873,000 compared to $149,931,000 for the third quarter 2002. For the first nine months of 2003, our revenue grew 18.4% to $493,555,000 compared to $416,747,000 for the same period in 2002.

Revenue growth, along with improvements in pricing and operating efficiencies, enabled us to improve our net income by 42.5% over the third quarter 2002 and 52.9% over the first nine months of 2002. Net income for the third quarter was $9,116,000 compared with $6,396,000 for the third quarter 2002, and net income was $19,872,000 for the first nine months of 2003 compared to $12,999,000 for the same period in 2002.

Diluted earnings per share for the third quarter 2003 increased to $.57 from $.51 for the third quarter 2002, an increase of 11.8%. For the first nine months of 2003, earnings per diluted share increased to $1.24 compared to $1.04 for the same period in 2002. Our weighted average number of diluted shares outstanding for the quarter and first nine months of 2003 increased approximately 29% due primarily to our November 2002 public stock offering. As a result, our growth rate in net income outpaced our growth in diluted earnings per share.

We achieved these results despite the impact of Hurricane Isabel on our mid-Atlantic operations and the effect of the power blackout on our Northern and Mid-West operations in third quarter 2003.

Revenue

Through September 2003, our revenue growth continues to outpace the slowly improving U.S. domestic economy. Tonnage for the third quarter and first nine months of 2003 increased 12.0% and 9.9%, respectively, over comparable periods in 2002. These tonnage improvements have been driven by a 13.8% increase in the number of shipments handled for the quarter and a 13.3% increase in shipments handled for the first nine months. While our LTL weight per LTL shipment for the third quarter 2003 decreased to 1,034 pounds compared to 1,045 pounds for the third quarter 2002, we have seen a steady increase in this metric for the last five consecutive months of the year. Our LTL weight per shipment has improved from 1,010 pounds in April 2003 to 1,043 pounds in September 2003, which we believe is another indicator of a strengthening economy.

On July 1, 2003 we implemented a 5.8% general increase on our public tariffs, which comprise approximately 50% of our revenue. Pricing on the remaining revenue base, consisting of private contracts, is generally negotiated as those contracts near expiration. Our LTL revenue per LTL hundredweight increased 5.0% to $14.41 for the third quarter 2003 from $13.73 for the third quarter 2002. For the first nine months of 2003, LTL revenue per hundredweight increased 7.8% to $14.38 from $13.34 for the prior-year period.

This combination of a 5.0% increase in LTL revenue per hundredweight, offset slightly by a 1.1% decrease in LTL weight per shipment, resulted in a 3.8% increase in LTL revenue per shipment to $148.99 for the third quarter 2003 compared to $143.57 for the same period in 2002. For the first nine months of 2003, LTL revenue per shipment increased 5.7% to $147.36 from $139.43 for the comparable period in 2002.

We believe that much of our success in revenue growth is derived from our ability to expand market share in our existing markets. We have opened six new service centers in 2003, two of which are in states where we provide full-state coverage and four of which are in states that we have served directly prior to the new openings. We also continue to benefit from the industry consolidation that occurred on September 3, 2002, when Consolidated Freightways, a major national LTL carrier and one of our competitors, declared bankruptcy. We have experienced continued growth in our longer haul lanes as evidenced by the increase in our average length of haul to 924 miles per shipment in the third quarter 2003 from 900 miles for the third quarter 2002, which is typical of the longer average lengths of haul associated with the inter-regional and national freight that became available after the bankruptcy.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating expenses. Because of higher fuel prices in 2003, the fuel surcharge for the third quarter and first nine months of 2003 increased $2,214,000 and $10,856,000 over the prior-year comparable periods, respectively.

We remain confident that we will meet or exceed our targeted revenue growth projections of between 10% and 15% for 2003, based upon the results of the first nine months of 2003 and our outlook for the remainder of the year.

Operating Costs and Other Expenses

Increases in density, which we define as concentrations of shipments and tonnage moving on our equipment and through our existing service center network, have enabled us to achieve certain economies of scale in the third quarter and first nine months of 2003. Our operating ratio, a measure of profitability calculated by dividing operating expenses by revenue, improved to 90.5% for the third quarter 2003 compared to 91.9% for the third quarter 2002. For the first nine months of 2003, our operating ratio was 92.4% compared to 93.8% for the same period in 2002. As density increases within our existing infrastructure, we anticipate further reductions in our unit operating costs and in our operating ratio.

The largest component of our cost structure is salaries, wages and employee benefit expenses, which were 58.2% of revenue in the third quarter 2003 compared to 59.0% for the third quarter of 2002. For the first nine months of 2003, these costs were 59.1% of revenue compared to 60.3% for the prior-year period. Throughout 2003, we have achieved significant productivity gains in our pickup and delivery (“P&D”) operations, resulting in cost reductions in our P&D driver wages as a percent of revenue. For the quarter and first nine months of 2003, P&D shipments per hour increased 4.4% and 3.1% respectively, and miles between P&D stops decreased 2.6% and 2.1%, respectively. As a result, P&D driver wages decreased to 11.6% of revenue in the third quarter 2003 from 12.1% for the same period of 2002. Through September 2003, pickup and delivery driver wages were 11.8% of revenue compared to 12.5% for the same period in 2002.

We attribute these improvements to greater density and to the successful implementation of our P&D driver handheld computer system, which was completed at all of our service center facilities by the end of the third quarter 2003. These handheld computers provide direct communication between our drivers, service center personnel and other Old Dominion systems, which results in more efficient routings of our P&D fleet and increased productivity. In addition, these devices allow our drivers to capture real-time information during pickups and deliveries, including the number and weight of shipments as well as other vital shipping information that allows for increased efficiency in our dock and linehaul operations.

We self-insure a significant portion of the group health benefits we provide our employees and their families. As a result, our costs may fluctuate between periods, depending on our actual claims experience. For the third quarter and the first nine months of 2003, group health expense was 3.3% and 3.5%, respectively, compared to 3.4% and 3.9%, respectively, for the prior-year comparable periods. While our experience thus far in 2003 has been relatively favorable when compared to 2002, we anticipate that the cost of this employee benefit will increase, consistent with the national trend of rising health care costs.

Purchased transportation decreased to 3.3% of revenue from 3.6% for the comparable third quarters and decreased to 3.2% from 3.4% for the comparable nine-month periods. As we continue to build density in our P&D routes, expand geographically and build capacity in our existing service centers, we are able to more economically serve more customers directly with our employees and equipment, reducing the need for cartage agents that provide outsourced pickup and delivery services. Cartage expense decreased to 1.5% of revenue from 1.8% for the comparable third quarters and decreased to 1.5% of revenue from 1.6% for the comparable nine-month periods.

Diesel fuel costs, a major component of operating supplies, increased to 5.0% from 4.5% of revenue for the comparable third quarters and increased to 5.5% from 4.3% for the comparable nine-month periods, excluding the fuel taxes, which are recorded in operating taxes. We currently do not use diesel fuel hedging instruments; therefore, we are subject to price fluctuations and our ability to apply fuel surcharges to offset these additional expenses. We believe that our fuel surcharges, which decrease or are eliminated as fuel prices approach base levels, have effectively offset the increases in diesel fuel prices in 2003.

For the first nine months of 2003, we have completed net capital expenditures of $79,746,000, or between 80% and 89% of our projected capital expenditures for the year. In 2002 and 2003, we have taken advantage of opportunities to purchase service centers that became available as a result of the September 2002 bankruptcy of Consolidated Freightways. Purchases of new facilities, combined with improvements to or expansion of our existing facilities, totaled $20,837,000 of the total capital expenditures we have incurred in 2003. As a result, our depreciation and amortization expense increased to 5.6% of revenue for the third quarter 2003 from 5.2% for the prior-year period and increased to 5.7% from 5.5% for the nine-month comparable periods. As these properties replaced leased facilities, our building and office equipment rents decreased to 1.1% for the third quarter and first nine months of 2003 from 1.3% and 1.4%, respectively, for the comparable periods in 2002.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 2.4% of revenue for the third quarter 2003 and 2.7% of revenue for the first nine-months of 2003 compared to 3.0% of revenue for both the comparable periods in 2002. While our excess premium expense increased slightly over the prior-year periods as a percentage of revenue, we incurred favorable claims experience in our self-insured retention of both auto liability and cargo claims, which resulted in a decline in our overall insurance costs.

During the third quarter and first nine months of 2003, we successfully leveraged other costs, including communication and utilities, operating taxes and licenses, general supplies and expenses, and miscellaneous expenses, which as a group decreased to 9.7% of revenue for the third quarter 2003 compared to 9.9% for the third quarter 2002 and decreased to 9.7% of revenue from 10.5% for the first nine-months comparable periods.

Our average debt outstanding throughout the first nine months of 2003 was slightly lower than the prior year; however, a larger percentage of our outstanding debt in 2003 consisted of borrowings under notes that carried higher fixed interest rates. In addition, we capitalized $129,000 of interest charges in the first nine months of 2003 compared to $551,000 for the same period in 2002. As a result, our interest expense increased 2.5% to $1,537,000 for the third quarter 2003 and increased 6.6% to $4,583,000 for the first nine months of 2003 when compared to the prior-year periods. Long-term debt including current maturities was $99,336,000 at September 30, 2003 compared to $107,824,000 at September 30, 2002, a decrease of 7.9%. A portion of this decrease was due to the proceeds from our November 2002 stock offering that were applied to our outstanding debt.

The effective tax rate for the first nine months of 2003 was 39.5% compared to 39.0% for the same period in 2002.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we have incurred net capital expenditures of $79,746,000 during the first nine months of 2003. Cash provided by operating activities in 2003 funded approximately 78% of these expenditures, while the remainder was funded from proceeds generated from the public stock offering in the fourth quarter of 2002 and additional borrowings. At September 30, 2003, long-term debt including current maturities increased to $99,336,000 from $93,223,000 at December 31, 2002.

We estimate net capital expenditures to be approximately $90,000,000 to $100,000,000 for the year ending December 31, 2003. Of that amount, approximately $46,000,000 is allocated for the purchase of tractors and trailers, $38,000,000 is allocated for the purchase or construction of larger replacement service centers or expansion of existing service centers, $11,000,000 is allocated for investments in technology and the balance is allocated for other assets. We plan to fund these capital expenditures with cash on hand, cash flows from operations and additional borrowings.

The table below sets forth our capital expenditures for the first nine months of 2003 and the years ended December 31, 2002, 2001 and 2000, excluding assets acquired as part of business acquisitions:

	YTD September 2003	Year Ended December 31,
(In thousands)		2002	2001	2000
Land and structures	$20,837	$21,637	$30,245	$21,189
Tractors	32,742	22,900	4,151	21,546
Trailers	11,681	8,800	1,284	9,291
Technology	10,861	7,840	4,806	4,138
Other	6,998	8,815	3,128	6,919

Total	$83,119	$69,992	$43,614	$63,083

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $30,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. We used a portion of the proceeds of this facility to refinance certain indebtedness under the previous facility and will use the remaining proceeds for working capital and general corporate purposes.

Generally, revolving loans under the facility will bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus the applicable margin (the “Adjusted LIBOR Rate”). The applicable margin will vary depending upon our ratio of adjusted dept to capital. In the case of the Adjusted Base Rate, the applicable margin will range from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin will range from .75% to 1.25%. Revolving loans under the sweep program will bear interest at the aggregate of the rate applicable under the sweep program plus the Adjusted LIBOR Rate. Quarterly fees will be charged on the aggregate unused portion of the facility at an annual rate ranging from .20% to .30% (depending upon our ratio of adjusted debt to capital). Quarterly fees will be charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25% (depending upon our ratio of adjusted debt to capital). In addition, a quarterly fee at an annual rate of .125% will be charged on the aggregate undrawn portion of outstanding letters of credit.

The new credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries will be required to guarantee payment of all of our obligations under the facility.

We have three senior note agreements with aggregate principal outstanding of $70,821,000 as of September 30, 2003. These agreements call for periodic principal and interest payments with maturities ranging from 2005 through 2008, of which $17,107,000 in principal is due within the next 12 months. Interest rates on the notes issued under these agreements are fixed and range from 6.35% to 7.59%. Under the provisions of one of the agreements, we may issue up to $15,000,000 of additional senior notes, with applicable interest rate and payment schedules for the additional notes to be determined and mutually agreed upon at the time of issuance. The note agreements contain customary affirmative and negative covenants, as well as financial maintenance covenants establishing a maximum ratio of funded debt to capitalization, a minimum fixed charge coverage ratio and minimum consolidated tangible net worth. Our wholly owned subsidiary has issued guarantees to the note holders with respect to our indebtedness under the note agreements.

We have a term loan with principal outstanding of $11,565,000 as of September 30, 2003, which was used to purchase 300 tractors. The borrowing under the term loan is evidenced by 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $3,922,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to the outstanding balance of our line of credit facility, which was $14,000,000 at September 30, 2003. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2003:

	Payments Due by Period (In Thousands)
Contractual Obligations (1)	Total	Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Long-Term Debt	$96,788	$21,258	$52,530	$23,000	—
Capital Lease Obligations	2,548	1,413	1,135	—	—
Operating Leases	20,921	9,046	9,171	2,704	—

Other Commercial Commitments (2)	Total Amounts Committed	Amount of Commitment Expiration Per Period (In Thousands)
		Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Standby Letters of Credit	$19,403	$19,403	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $70,821,000; capital lease obligations for tractors, trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

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

From April 1, 2002 through September 30, 2003, we were self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence. Cargo loss and damage claims were self-insured up to $100,000. We were also self-insured for workers’ compensation in certain states and had first dollar or high deductible plans in the remaining states with self-insured retention levels ranging from $250,000 to $500,000. We renewed these major insurance policies on April 1, 2003 with the same retention levels for self-insurance on bodily injury, property damage and cargo loss and damage; however, we increased our workers’ compensation retention levels to $1,000,000 per claim. On January 1, 2003, we also increased our self-insured retention for group health claims to $250,000 per occurrence from the $200,000 retention we carried for the full-year 2002. Due to losses incurred by the insurance industry and other market factors, rates offered by insurers for these types of insurance coverage have generally increased. As a result, we periodically evaluate our self-insured retention levels to determine the most cost efficient balance of self-insurance and excess coverage.

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

Goodwill - The excess cost over net assets acquired in connection with acquisitions is recorded in “Other Assets”. We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002 and October 1, 2002. Based on those analyses, we concluded that there was no impairment of these assets, which totaled $10,651,000 at September 30, 2003. We have also begun a similar analysis of the fair value of these intangible assets versus carrying value as of October 1, 2003; however, we have not completed that analysis. Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of three to 25 years.

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

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the first nine months of 2003 and 2002, the net effect of inflation on our results of operations was minimal.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $49,000 and $14,000 for the first nine months of 2003 and 2002, respectively.

We purchased $200,000 and $236,000 of maintenance and other services from Leasing in the first nine months of 2003 and 2002, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in the half of 2003 or for the entire year 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003 for a purchase price of $8,000.

On October 27, 2003, our Board of Directors terminated a long-standing agreement with Leasing that gave Leasing the right of first refusal to match tractor and trailer leases, exercisable on the same terms offered to us by third parties. In addition, the Board of Directors determined that our future equipment leases with Leasing must arise from a specific short-term equipment requirement that the Company cannot meet with its existing fleet and will have terms of no longer than 30 days.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers, which are approximately 20 years old, had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600.

On March 7, 2003, we purchased 10 additional trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

Also on July 29, 2002, our Board of Directors approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer, commencing upon delivery of the trailers. The total amount paid for all trailer leases under lease agreements with E & J Enterprises was $296,000 and $345,000 for the first nine months of 2003 and 2002, respectively. On October 27, 2003 our Board of Directors agreed to purchase the 150 trailers currently leased from E & J Enterprises for fair market value, determined to be $907,000. This purchase will be completed by December 31, 2003.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

b) Reports on Form 8-K:

On July 24, 2003, we furnished a Current Report on Form 8-K under Item 9 to report, pursuant to Item 12, our earnings for the second quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: November 11, 2003	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: November 11, 2003	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)