Form 10-K
period 2003-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2004-03-10
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock ($.10 par value)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003, was $187,479,940.

As of March 8, 2004, the registrant had 16,059,352 outstanding shares of Common Stock ($.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

General

We are a leading less-than-truckload (“LTL”) multi-regional motor carrier providing timely one to five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At year-end 2003, we provided full-state coverage to 27 of the 38 states that we serve directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining 12 states as well as international services around the globe. We plan to increase our direct coverage to 40 states and our full-state coverage to 28 states in the first half of 2004, as we continue to expand our markets. Old Dominion was founded in 1934, incorporated in Virginia in 1950 and begins its seventieth year of operations in 2004.

We have grown substantially over the last several years through strategic acquisitions and internal growth. Prior to 1995, we provided inter-regional service to major metropolitan areas from, and regional service within, the Southeast region of the United States. Since 1995, we have expanded our infrastructure to provide next-day and second-day service within four additional regions as well as expanded inter-regional service among those regions. During this period, we increased our number of service centers from 53 to 126 and our states directly served from 21 to 38. We believe that our present infrastructure will enable us to increase the volume of freight moving through our network, or freight density, and thereby improve our profitability.

We are committed to providing our customers with high quality service. We are continually upgrading our technological capabilities to improve our customer service, reduce our transit times and minimize our operating costs. In addition to our core less-than-truckload, or LTL, services, we provide premium expedited services, including guaranteed on-time delivery, time-specific delivery and airfreight services. We also offer container delivery service to and from nine port facilities as well as assembly and distribution services in which we either consolidate LTL shipments for full truckload transport by a truckload carrier or break down full truckload shipments from a truckload carrier into LTL shipments for our delivery.

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

We provide consistent customer service from a single organization offering our customers information and pricing from one point of contact. Most of our multi-regional competitors that offer inter-regional service do so through independent companies with separate points of contact, which can result in inconsistent service and pricing, as well as poor shipment visibility. Our integrated structure allows us to offer our customers consistent and continuous service across all regions.

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

Service Center Operations

At December 31, 2003, we conducted operations through 126 service center locations, of which we own 57 and lease 69. We operate major breakbulk, or hub, facilities in Atlanta, Georgia; Rialto, California; Des Plaines, Illinois; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis, Tennessee; Morristown, Tennessee; and Dallas, Texas, while using some smaller service centers for limited breakbulk activity in order to serve next-day markets. Our service centers are strategically located in five regions of the country to provide the highest quality service and minimize freight rehandling costs.

Each of our service centers is responsible for the pickup and delivery of freight for its service area. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Each service center loads the freight by destination the day it is picked up. Our management reviews the productivity and service performance of each service center on a daily basis in order to maximize quality service.

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

We use scheduled dispatches, and additional dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible work force rules and by using twin 28-foot trailers exclusively in our linehaul operations, which also reduces cargo claims expenses. Use of twin 28-foot trailers permits us to pick up freight directly from its point of origin to destination with minimal unloading and reloading, and twin trailers permit more freight to be hauled behind a tractor than could be hauled if we used one larger trailer.

Tractors, Trailers and Maintenance

At December 31, 2003, we operated 3,001 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of our service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2003, we operated a fleet of 11,443 trailers. As we have expanded and our needs for equipment have increased, we have purchased new trailers as well as trailers meeting our specifications from other trucking companies that have ceased operations. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing the trailer fleet’s average age.

The table below reflects, as of December 31, 2003, the average age of our tractors and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age
Linehaul tractors	1,795	2.4 years
Pickup and delivery tractors	1,206	8.3 years
Pickup and delivery trucks	36	3.2 years
Linehaul trailers	8,844	9.0 years
Pickup and delivery trailers	2,599	11.9 years

We develop certain specifications for tractors and trailers, the production and purchase of which are negotiated with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe that there is sufficient capacity among suppliers to ensure an uninterrupted flow of equipment.

The table below sets forth our capital expenditures for tractors and trailers, excluding the acquisition of business assets in 2001, for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
(In thousands)	2003	2002	2001
Tractors	$32,710	$22,900	$4,151
Trailers	12,746	8,800	1,284

Total	$45,456	$31,700	$5,435

We currently have major maintenance operations at our service centers in Los Angeles and Rialto, California; Atlanta, Georgia; Des Plaines, Illinois; Indianapolis, Indiana; Jersey City, New Jersey; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; and Dallas, Texas. In addition, seven other service center locations are equipped to perform routine and preventive maintenance checks and repairs on our equipment.

We have an established scheduled maintenance policy and procedure. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2003, we had a sales staff of 326 employees. We compensate our sales force, in part, based upon revenue generated, company and service center profitability and on-time service performance, which we believe helps to motivate our employees.

We utilize a computerized freight costing model to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight costing model, as necessary, to simulate the actual conditions under which the freight will be moved. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years, and typically choose to enter into a contractual arrangement with a limited number of motor carriers based upon price and service.

Revenue is generated from many customers and locations across the United States and North America. We currently serve over 55,000 customers with 100% full-state coverage in 27 of the 38 states that we offer direct service. In addition, through marketing and carrier relationships, we provide service to the remaining 12 states, as well as international services around the globe. For the year ended December 31, 2003, our largest customer accounted for approximately 2.1% of revenue and our largest 20, 10 and 5 customers accounted for approximately 23.8%, 16.3% and 9.7% of our revenue, respectively. For each of the previous three years, less than 5% of our revenue was generated from international services. We believe the diversity of our revenue base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

Competition

The transportation industry is highly competitive on the basis of both price and service. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We believe that we are able to compete effectively in our markets by providing high quality and timely service at competitive prices.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third quarter and early fourth quarter, which generally result in improved operating margins.

Technology

We continually upgrade our technological capabilities. We provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We also employ freight handling systems and logistics technology in an effort to reduce costs and transit times. Our principal technologies include:

•	www.odfl.com. A variety of information and services are available through our award-winning web site. We continuously update our web site with current information, including service products, coverage maps, financial data, news releases, employment opportunities and other information of importance to our customers, investors and employees. We make available, free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission.

•	odfl4me.com. Customers may register on the secure area of our web site, odfl4me.com. Our simple registration gives our customers the freedom to manage their accounts from their desktops; create bills of lading; get information they need online easily and efficiently; check the real-time status of all active shipments; receive interactive rate estimates; schedule pickups; pay invoices; download rates; generate reports; and view or print documents.

•	Interactive Voice Response (IVR). Through our IVR telephone system, callers can trace shipments, develop rate estimates and access our fax server to retrieve shipping documents such as delivery receipts and bills of lading.

•	Electronic Data Interchange (EDI). For our customers who prefer to exchange information electronically, we provide a number of EDI options with flexible formats and communication alternatives. Through this system, our customers can transmit or receive invoices, remittance advices, shipping documents, shipment status information as well as other customized information.

•	Radio Frequency Identification (RFID) System. This automated arrival/dispatch system monitors equipment location and freight movement throughout our system. Radio frequency identification tags are installed on all of our tractors and trailers, and readers are installed in most of our service centers. These tags and readers record arrivals and departures, eliminating the need for manual entry and providing real-time freight tracing capabilities for our customers and our employees.

•	Dock Yard Management (DYM) System. The DYM system records the status of any shipment moving within our system through a network of computers mounted on our freight docks and in each switching tractor. When a shipment is scanned, its status is updated throughout the system. Handheld and fixed mounted computers are used to monitor, update and close loads on the dock. The DYM system is currently installed in 78 of our service centers and is scheduled to be fully installed by July 2004.

•	Handheld Computer System. Handheld computers utilized by our drivers on pickup and delivery tractors provide them with direct communication to our systems and allow them to capture real-time information during pickups and deliveries, including individual pieces and weights as well as origin and destination shipping points. Timely pickup information allows for better direct loading and efficient scheduling of linehaul operations and enhances real-time information for our customers’ visibility of their supply chain. We completed the implementation of hand-held computers for our pickup and delivery drivers during the fourth quarter of 2003.

•	Pickup and Delivery (“P&D”) Optimization Software. We are implementing P&D optimization software to assist our service centers in improving the efficiency of their P&D routes. We are currently using this software at 60 service centers for street level route optimization and will continue to implement and develop this technology in 2004.

Insurance

We carry significant insurance with third party insurance carriers and we self-insure a portion of this risk. We are self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence. Cargo claims are self-insured up to $100,000. We also are self-insured for workers’ compensation in certain states and have first dollar or high deductible plans in the other states. The workers’ compensation retention levels for all states range from $250,000 to $1,000,000 depending on the plan year. Group health claims are self-insured up to $250,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We believe that our current insurance coverage is adequate to cover our liability risks.

Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. We have not experienced difficulties in maintaining a consistent and ample supply of fuel. In periods of significant price increases, we have implemented a fuel surcharge to offset the additional cost of fuel, which is consistent with our competitors’ practices. However, from time to time, we experience shortages in the availability of fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis. Our management believes that our operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of our competitors. Fuel costs, including fuel taxes, averaged 8.2% of revenue in 2003. In response to fuel price fluctuations and to offset a portion of these additional costs, we implemented a fuel surcharge program in August 1999 that has remained in effect since that time.

Employees

As of December 31, 2003, we employed 7,513 individuals on a full-time basis in the following categories:

Category	Number of employees
Drivers	3,836
Platform	1,337
Mechanics	240
Sales	326
Salaried, clerical and other	1,774

As of December 31, 2003, we employed 1,691 linehaul drivers and 2,145 pickup and delivery drivers. All of our drivers are selected based upon driving records and experience. Drivers are required to pass drug tests and have a current DOT physical and a valid commercial driver’s license prior to employment. Drivers are also required to take drug and alcohol tests periodically, by random selection.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 1,396 individuals have graduated from this program, from which we have experienced an annual turnover rate of approximately 9%. In our management’s opinion, our driver training and qualification programs have been important factors in improving our safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid during 2003 were approximately $756,000.

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

The U.S. Department of Transportation issued new hours of service regulations for the transportation industry that became effective January 2, 2004. These new rules increased the number of hours our drivers can drive from 10 hours to a maximum of 11 hours and defined the maximum number of hours in a workday to 14 hours, measured from the driver’s initial start time. These regulations also increased the minimum required number of hours of rest between work periods from 8 hours to 10 hours. We believe this change will not have any material effect on our results of operations.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	we compete with many other transportation service providers of varying sizes, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

•	some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

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

Competition for drivers is intense within the trucking industry, and we periodically experience difficulties in attracting and retaining qualified drivers. Our operations may be affected by a shortage of qualified drivers in the future, which could cause us to temporarily under-utilize our truck fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers. If we encounter difficulty in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health. We carry significant insurance with third party insurance carriers. The cost of such insurance has risen significantly. To offset, in part, the significant increases we have experienced, we have elected to increase our self-insured retention levels for most of our risk exposures. If the number or severity of claims for which we are self-insured increases, our operating results would be adversely affected. Insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

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

Our business is highly capital intensive. Our net capital expenditures in 2003 and 2002 were $98,441,000 and $69,105,000, respectively. We expect our capital expenditures for 2004 to be approximately $70,000,000 to $80,000,000. We depend on operating leases, lines of credit, secured equipment financing and cash flow from operations to finance the purchase of tractors, trailers and service centers. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, we will be forced to limit our growth and operate our trucks for longer periods of time, which could have a material adverse effect on our operating results.

In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. We currently maintain an $80,000,000 unsecured line of credit with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company that will expire in June 2006.

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

Investment in new equipment is a significant part of our annual capital expenditures. We may face difficulty in purchasing new equipment due to decreased supply. The price of our equipment may be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. See the discussion below: “We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our business.”

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

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2007. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model year 2007. These regulations could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles could increase our costs or otherwise adversely affect our business or operations.

Our results of operations may be affected by seasonal factors and harsh weather conditions.

Our operations are subject to seasonal trends common in the trucking industry. Our operating results in the first quarter are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and our ability to transport freight and increasing operating expenses.

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

On March 9, 2004, Earl E. Congdon and John R. Congdon and members of their families and their affiliates beneficially owned 42.1% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from yours.

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

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 23.6 acres of land. We also own service center facilities in Birmingham, Dothan and Huntsville, Alabama; Tucson, Arizona; Little Rock, Arkansas; Los Angeles and Rialto, California; South Windsor, Connecticut; Atlanta and Sylvester, Georgia; Jacksonville, Miami, Orlando and Tampa, Florida; Des Plaines and Rock Island, Illinois; Indianapolis, Indiana; Des Moines, Iowa; Kansas City, Kansas; Baltimore, Maryland; Boston, Massachusetts; Detroit, Michigan; Minneapolis, Minnesota; Tupelo, Mississippi; Syracuse, New York; Asheville, Charlotte, Fayetteville, Greensboro, Hickory, Wilmington and Wilson, North Carolina; Cincinnati and Columbus, Ohio; Oklahoma City, Oklahoma; Harrisburg and Pittsburgh, Pennsylvania; Providence, Rhode Island; Charleston, Columbia and Greenville, South Carolina; Chattanooga, Memphis, Morristown and Nashville, Tennessee; Amarillo, Dallas, El Paso, Houston, Laredo, and Wichita Falls, Texas; Salt Lake City, Utah; Richmond, Manassas, Martinsville and Norfolk, Virginia; and Milwaukee, Wisconsin.

We also own non-operating properties in Jacksonville, Florida; Tupelo, Mississippi; St. Louis, Missouri; Fayetteville and Hickory, North Carolina; Memphis, Morristown, and Nashville, Tennessee; and two properties in Houston, Texas. All of these properties are held for lease. Currently, the St. Louis property is leased until February 2005; the Nashville property is leased until October 2004; the Tupelo property is leased until September 2004; the Hickory property is leased until June 2004; the Jacksonville property along with one of the two Houston properties is leased month-to-month; and the remaining Houston property along with the Fayetteville, Memphis, and Morristown properties are not under lease. In 2003, we purchased service center properties in Bakersfield, California; New Castle, Delaware; Sarasota, Florida; Lansing, Michigan; Minneapolis, Minnesota; Dayton and Youngstown, Ohio; La Crosse and

Wausau, Wisconsin. We plan to begin operations in these service centers during the first six months of 2004.

We lease 69 of our 126 service centers. These leased facilities are dispersed over the 38 states in which we operate in the Southeast, Northeast, Midwest, South Central and West regions of the country. The length of these leases ranges from month-to-month to a lease that expires in September 2009. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to customers or our operating results.

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

Common Stock and Dividend Information

Our common stock is traded on the Nasdaq National Market under the symbol ODFL. At January 30, 2004, there were approximately 2,600 holders of our common stock, including 131 shareholders of record. We did not pay any dividends on our common stock in fiscal year 2003 or 2002, and we have no current plans to declare or pay any dividends on our common stock in 2004. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report and Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report.

On May 19, 2003, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on June 4, 2003. On June 16, 2003, these shareholders received one additional share of common stock for every two shares owned.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, adjusted where appropriate for the common stock split on June 16, 2003, as reported by the Nasdaq National Market:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$22.140	$26.667	$36.170	$35.890
Low	$17.333	$19.987	$20.400	$28.810

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$10.433	$10.993	$12.993	$19.127
Low	$8.340	$9.000	$9.000	$12.167

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2003	2002	2001	2000	1999
Operating Data:
Revenue from operations	$667,531	$566,459	$502,239	$475,803	$426,385
Operating expenses:
Salaries, wages and benefits	396,521	340,820	306,361	283,121	258,900
Purchased transportation	21,389	18,873	18,553	19,547	14,504
Operating supplies and expenses	72,084	56,309	50,788	50,074	36,749
Depreciation and amortization	38,210	31,081	29,888	27,037	25,295
Building and office equipment rents	7,403	7,435	7,499	7,196	7,330
Operating taxes and licenses	26,627	22,681	20,525	18,789	17,699
Insurance and claims	17,583	16,313	13,229	12,465	10,200
Communications and utilities	10,511	10,236	9,623	8,488	7,532
General supplies and expenses	22,991	20,801	17,510	18,527	15,852
Miscellaneous expenses, net	2,996	5,624	3,538	3,806	4,268

Total operating expenses	616,315	530,173	477,514	449,050	398,329

Operating income	51,216	36,286	24,725	26,753	28,056
Interest expense, net	6,111	5,736	5,899	4,397	4,077
Other (income) expense, net	(192)	285	(691)	(97)	522

Income before income taxes	45,297	30,265	19,517	22,453	23,457
Provision for income taxes	17,697	11,803	7,612	8,757	9,056

Net income	$27,600	$18,462	$11,905	$13,696	$14,401

Earnings Per Share:
Basic	$1.72	$1.43	$.95	$1.10	$1.15
Diluted	$1.72	$1.43	$.95	$1.10	$1.15
Weighted Average Shares Outstanding:
Basic	16,045	12,939	12,469	12,469	12,469
Diluted	16,063	12,952	12,471	12,471	12,474
Operating Statistics:
Operating ratio	92.3%	93.6%	95.1%	94.4%	93.4%
LTL revenue per LTL hundredweight	$14.38	$13.55	$13.09	$12.83	$11.82
Revenue per intercity mile	$3.53	$3.47	$3.37	$3.43	$3.26
Intercity miles (in thousands)	189,084	163,097	149,100	138,848	130,648
LTL tonnage (in thousands)	2,208	1,970	1,788	1,697	1,644
Shipments (in thousands)	4,366	3,870	3,463	3,278	3,140
Average length of haul (miles)	926	903	877	869	844

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Current assets	$101,370	$114,545	$73,866	$80,196	$76,254
Current liabilities	78,332	63,130	50,566	63,410	71,582
Total assets	434,559	389,478	310,840	296,591	257,579
Long-term debt (including current maturities)	97,426	93,223	98,422	83,542	64,870
Shareholders’ equity	232,541	203,563	136,639	124,734	111,038

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading less-than-truckload multi-regional motor carrier providing timely one to five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At year-end 2003, we provided full-state coverage to 27 of the 38 states that we serve directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining 12 states as well as international services around the globe. We plan to increase our direct coverage to 40 states and our full-state coverage to 28 states in the first half of 2004, as we continue to expand our markets.

Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We combine the rapid transit times of a regional carrier with the geographic coverage of an inter-regional carrier. We believe our transit times are generally faster than those of our principal national competitors and we are highly competitive with our principal regional competition.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	LTL Revenue Per LTL Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average, as light, bulky freight will be priced at higher revenue per hundredweight levels than dense freight.

•	LTL Weight Per LTL Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in LTL weight per LTL shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By segmenting our revenue into lengths of haul, we can determine our market share and the growth potential of our service products in those markets.

•	LTL Revenue Per LTL Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of LTL shipments we receive, to calculate total LTL revenue.

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increased density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour and platform pounds per hour. We believe continued improvement in density is a key component in our ability to sustain profitable growth.

The majority of direct costs associated with our business are driver and service center wages and benefits; operating supplies and expenses; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. This technology provides our customers with visibility of their shipments throughout our systems, while providing key metrics from which we can monitor our processes.

We believe our non-union workforce gives us a significant advantage over our unionized LTL competition. Advantages of our workforce include flexible hours and the ability of our employees to perform multiple tasks, which we believe result in greater productivity, customer service, efficiency and cost savings. We focus on communication and the continued education, development and motivation of our employees to ensure that our relationships remain excellent.

Market fluctuations in the cost of key components of our cost structure, such as diesel fuel affect our profitability. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. We are also subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2003	2002	2001
Revenue from operations	100.0%	100.0%	100.0%

Salaries, wages and benefits	59.4	60.2	61.0
Purchased transportation	3.2	3.3	3.7
Operating supplies and expenses	10.8	9.9	10.1
Depreciation and amortization	5.7	5.5	6.0
Building and office equipment rents	1.1	1.3	1.5
Operating taxes and licenses	4.0	4.0	4.1
Insurance and claims	2.6	2.9	2.6
Communication and utilities	1.6	1.8	1.9
General supplies and expenses	3.4	3.7	3.5
Miscellaneous expenses, net	.5	1.0	.7

Total operating expenses	92.3	93.6	95.1

Operating income	7.7	6.4	4.9
Interest expense, net	.9	1.0	1.2
Other (income) expense, net	—	.1	(.2)

Income before income taxes	6.8	5.3	3.9
Provision for income taxes	2.7	2.0	1.5

Net income	4.1%	3.3%	2.4%

2003 Compared to 2002

We produced a 17.8% increase in revenue in 2003 coupled with a 49.5% increase in net income for the year. Revenue increased to $667,531,000 from $566,459,000 in 2002, our second consecutive year of double-digit revenue growth and the eleventh in the thirteen years since our initial public offering in 1991. Our operating ratio decreased to 92.3% from 93.6% and net income for 2003 was $27,600,000 compared to $18,462,000 in 2002.

Most of our growth in 2003 can be attributed to market share gains in existing areas of our operations, which increased our density and resulted in lower incremental operating costs. Revenue per service center increased 13.7%, despite opening 9 additional service centers in 2003. These openings accounted for less that 4% of our increase in revenue in 2003, but enabled us to offer full-state coverage to all points in Arkansas, Louisiana and Missouri and increase our full-state coverage from 24 to 27 of the 38 states in which we provide direct service.

Our LTL shipments increased 12.9% over 2002 and LTL tonnage increased 12.1%, both indicators of increased market share and an improving domestic economy. We also continued to benefit from the September 2, 2002, bankruptcy of Consolidated Freightways, a major national LTL carrier and one of our competitors. Our average length of haul increased to 926 miles from 903 in 2002, which is consistent with the longer haul freight that became available after the closure of Consolidated Freightways.

LTL Revenue per LTL shipment increased to $148.59 from $141.04 in 2002, an increase of 5.4%. This was due to a combination of a 6.1% increase in LTL revenue per hundredweight, partially offset by a .8% decrease in weight per shipment. Approximately 48% of our revenue is generated from public tariffs, which are generally reviewed on an annual basis with the most recent general price increase occurring on July 3, 2003. The remaining revenue base is generated from contractual agreements, typically one to two years in length, which are renegotiated as they near expiration. While the average LTL weight per LTL shipment was lower in 2003, we have seen consecutive monthly increases in this measurement since April 2003 and we believe this is yet another indicator of an improving economic climate as our customers are moving larger shipments through our network.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of average higher fuel prices in 2003, the fuel surcharge increased to 4.4% of revenue from 3.1% in 2002.

The market share increases we experienced in 2003 generated operating efficiencies and productivity gains throughout our operations, which is reflected in a decrease in our operating ratio to 92.3% from 93.6% in 2002. The benefits of increased freight density was particularly evident in the reduction in salaries, wages and benefits, which decreased to 59.4% of revenue in 2003 from 60.2% in 2002.

P&D wages decreased to 11.9% of revenue from 12.4% in 2002. A portion of these savings resulted from the rollout of our driver hand-held computers, which was completed by year-end 2003. These handheld computers provide direct communication between our drivers, service center personnel and other Old Dominion systems, which results in more efficient routings of our P&D fleet and increased productivity. For the comparable years, P&D shipments handled per hour increased 3.1% and P&D wages per shipment decreased slightly, despite an average hourly wage increase of approximately 2.5%.

Platform wages decreased to 8.0% of revenue in 2003 from 8.2% for the prior year. This reduction was due to increased dock productivity partially due to the implementation of our Dock Yard Management system at most of our major facilities by year-end 2003. This system utilizes barcode technology to improve freight visibility throughout our systems and allow for faster and more efficient handling of freight. LTL weight per platform hour and LTL shipments per platform hour, both measures of dock productivity, increased 1.1% and 2.5%, respectively, in 2003 while platform wages per LTL hundredweight increased only 1.7% against an average hourly wage increase of 2.8%.

Reductions in P&D and platform wages were partially offset by an increase in linehaul wages to 12.1% of revenue from 12.0% in 2002. Linehaul miles increased 16.0%, due to increased business levels and a longer average length of haul, and average linehaul wages per mile increased 3.0%. Slight improvements in our linehaul load factor, the weight of shipments loaded onto trailers for each linehaul dispatch, was not sufficient to offset these additional costs.

Our fringe benefit costs increased to 27.0% of payroll in 2003 from 26.5% for the prior year due primarily to increases in workers’ compensation expenses. We self-insure workers’ compensation claims in a range between $250,000 and $1,000,000, depending upon the plan year and the state in which we are operating. We also carry excess coverage for claims in excess of these deductibles. In 2003, the combination of claims expense and insurance premiums was 3.9% of payroll compared to 3.2% in 2002, primarily due to anticipated settlement costs for our self-insured portion.

Diesel fuel costs, excluding fuel taxes, increased 41.7% over 2003 due to a 17.2% increase in consumption and increased costs per gallon. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. We believe that our fuel surcharges, which decrease or are eliminated as fuel prices approach base levels, have effectively offset the increases in diesel fuel prices in 2003.

Net capital expenditures in 2003 were $98,441,000, which included $45,456,000 for purchases of tractors and trailers in addition to $36,111,000 for purchases of service center facilities or capital improvements to existing service center facilities. These capital expenditures included the purchase of eleven service center facilities auctioned as a result of the September 2002 bankruptcy of Consolidated Freightways. As a result, depreciation and amortization expenses increased to 5.7% of revenue from 5.5% in 2002. As these properties replaced leased facilities, our building and office equipment rents decreased to 1.1% of revenue from 1.3% for the prior year.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 2.6% of revenue in 2003 compared to 2.9% in 2002. Premiums for excess coverage above our self-insured retention levels generally increased over the prior year as a percentage of revenue. These additional costs were offset by favorable claims experience in our self-insured retention for both auto liability and cargo claims, resulting in a decline in our overall insurance costs in 2003.

Our revenue growth and density improvements in 2003 allowed us to successfully leverage other costs, including communication and utilities, general supplies and expenses, and miscellaneous expenses, which as a group declined to 5.5% of revenue from 6.5% in 2002. Expenses for uncollectible revenue, a component of miscellaneous expenses, decreased to .1% of revenue from .7% in 2002.

Interest expense for 2003, net of interest income, increased 6.5% to $6,111,000 from $5,736,000 in 2002. By year-end, we borrowed $14,000,000 on our line of credit and an additional $2,650,000 on other debt instruments; however, we made principal payments of $12,447,000 on outstanding debt during the year, resulting in net borrowings of $4,203,000 for 2003. Since average outstanding debt remained relatively constant for the comparable years, the increase in interest expense can be attributed to the decrease in the amount of interest that was capitalized in 2003, which was $178,000 compared to $699,000 in 2002.

Our effective tax rate for 2003 was 39.1% compared to 39.0% in 2002.

2002 Compared to 2001

In 2002, we achieved double-digit revenue growth, improved our operating efficiencies and increased our earnings at a faster rate than revenue growth. We achieved these objectives, even while the U.S. economy remained sluggish throughout the year, primarily by implementing our strategy of growing revenue in our existing areas of operation and improving asset utilization. Revenue for 2002 increased 12.8% to $566,459,000 compared to $502,239,000 in 2001. Our operating ratio improved to 93.6% from 95.1%, and net income improved to $18,462,000 for 2002, or 55.1% over net income for 2001 of $11,905,000.

Our revenue growth strategy was based upon increasing market share through improved service products, faster transit times and expanded coverage. Consistent with these objectives, we announced full-state coverage for the state of New Hampshire in June 2002, which increased the number of states that we provided 100% coverage to 24. While expansion plans are closely tied to the strength of the national economy, we seek to produce long-term profitable growth by positioning ourselves to expand significantly in stronger economic times and avoiding the risk of overextending ourselves in weaker economic cycles.

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

The adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 resulted in a decrease in amortization expenses of $737,000 in 2002. In addition, we also increased our asset utilization as more tonnage moved through our service center network. As a result, depreciation and amortization expense dropped to 5.5% of revenue in 2002 from 6.0% for the prior year.

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

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $98,441,000 during 2003. We funded these capital expenditures with $75,064,000 in cash generated from operating activities, $4,203,000 in net additional borrowings, $966,000 from stock issuances resulting from the exercise of stock options and $18,208,000 of our 2002 ending cash balance that remained from our November 2002 stock offering. At December 31, 2003, long-term debt including current maturities increased to $97,426,000 from $93,223,000 at December 31, 2002.

We estimate net capital expenditures to be approximately $70,000,000 to $80,000,000 for the year ending December 31, 2004. Of that, approximately $51,000,000 is allocated for the purchase of tractors and trailers; $15,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $10,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our net capital expenditures for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
(In thousands)	2003	2002	2001
Land and structures	$36,111	$21,637	$30,245
Tractors	32,710	22,900	4,151
Trailers	12,746	8,800	1,284
Technology	14,917	7,840	4,806
Other	5,419	8,815	3,128
Acquisition of business assets, net	—	—	10,055
Proceeds from sale	(3,462)	(887)	(6,706)

Total	$98,441	$69,105	$46,963

On May 31, 2000, we entered into an uncollateralized committed credit facility with Wachovia Bank, N.A. (formerly First Union National Bank), which, as amended, consisted of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit. This facility had a term of three years that expired on May 31, 2003, but was extended through July 1, 2003. Interest on this line of credit was charged at rates that varied based upon a certain financial performance ratio. The applicable interest rate for 2003 under this agreement was based upon LIBOR plus .60% to .70%. A fee ranging from .18% to .20% was charged on the unused portion of the line of credit, and fees ranging between .70% and .75% were charged on outstanding standby letters of credit.

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $30,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility will bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin will vary depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin will range from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin will range from .75% to 1.25%. The applicable margin under this agreement for 2003 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program will bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from .20% to .30% will be charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the periods under this agreement in 2003 was .25%. Quarterly fees will be charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25%, which was 1.0% in 2003 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of .125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The new credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At December 31, 2003, there was $14,000,000 outstanding on the line of credit facility and there was $19,403,000 outstanding on the standby letter of credit facility.

We have three senior note agreements outstanding totaling $70,821,000 at December 31, 2003. These notes call for periodic principal payments with maturities ranging from 2005 to 2008, of which $17,107,000 is due in 2004. Interest rates on these notes are fixed and range from 6.35% to 7.59%. Under the provisions of one of these notes, we may issue up to $15,000,000 of additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At December 31, 2003, our debt instruments limited the amount of dividends that could be paid to shareholders to $12,303,000. We did not declare or pay a dividend on our common stock in 2003, and we have no plans to declare or pay a dividend in 2004.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had an outstanding balance of $14,000,000 at December 31, 2003. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2003:

	Payments due by period (in thousands)
Contractual obligations (1)	Total	Less than 12 months	13 - 36 months	37 - 60 months	Over 60 months
Long-term debt	$95,425	$21,305	$51,120	$23,000	—
Capital lease obligations	2,001	1,135	866	—	—
Operating leases	20,949	9,060	9,274	2,525	90

	Total amounts committed	Amount of commitment expiration per period (in thousands)
Other commercial commitments (2)		Less than 12 months	13 - 36 months	37 - 60 months	Over 60 months
Standby letters of credit	$19,403	$19,403	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $70,821,000; capital lease obligations for trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

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

We are currently self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000. We are self-insured for workers’ compensation in certain states and have first dollar or high deductible plans in the remaining states with self-insured retention levels ranging from $250,000 to $1,000,000. Group health claims are self-insured up to $250,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost efficient balance of self-insurance and excess coverage.

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

Goodwill - The excess cost over net assets acquired in connection with acquisitions, or goodwill, is recorded in “Other Assets”. We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002, October 1, 2002 and October 1, 2003. Based on those analyses, we concluded that there was no impairment of goodwill on those measurement dates. At December 31, 2003, goodwill totaled $10,648,000. Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of 3 to 25 years.

Property and Equipment – Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment to include changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are 5 to 30 years; revenue equipment is 2 to 12 years; other equipment is 2 to 10 years; and leasehold improvements are the lesser of 10 years or the life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For 2003, the net effect of inflation on our results of operations was minimal.

Related Party Transactions

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2003, 2002 and 2001, we charged Leasing $39,000, $14,000 and $11,000, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost plus a negotiated markup. In addition, we charged Leasing $12,000 annually in 2003, 2002 and 2001, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $10,000 in 2003.

We purchased $266,000, $297,000 and $287,000 of maintenance and other services from Leasing in 2003, 2002 and 2001, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in 2003 and 2002, however, we paid Leasing $8,000 for short-term tractor rentals in 2001.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003 for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers had been leased to us by E & J Enterprises since 1988 pursuant to a term lease that converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600. Also in March 2003, we purchased an additional 10 trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E & J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000, thereby ending all lease activity with E & J Enterprises.

The total amount paid to E&J for all trailers under lease was $357,000, $387,000 and $401,000 for 2003, 2002 and 2001, respectively.

In December 1988, we sold E & J certain tracts of unimproved land and a vacant service center facility in exchange for a receivable in the amount of $579,798. E & J has repaid the amount outstanding under the receivable as parcels of the property have been sold. In December 2003, E & J paid the remaining receivable balance of $195,677, which effectively ended this related party transaction.

Greensboro, NC Service Center Purchase

On October 15, 2002, we purchased a 116-door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to October 15, 2002, this property was leased to us with payments totaling $285,000 and $380,000 in 2002 and 2001, respectively. The purchase of this property ended all related party transactions between this trust and the Company.

Disposition of Certain Split Dollar Life Insurance Policies

Prior to December 31, 2003, five split-dollar life insurance agreements to which we were a party terminated. Two of these agreements involved policies administered by Aurora Life Insurance Company. One policy insured the life of Earl E. Congdon and the second insured the life of John R. Congdon. Each policy was owned by the wife of the insured. The owners assigned their interests in the policies to us as payment in full for any obligations owed by them pursuant to the split dollar agreements. As a result of the assignments, we currently own both policies and currently hold them as key man life insurance on Earl. E. Congdon and John R. Congdon.

A third split-dollar agreement involved a policy administered by The Prudential Insurance Company of America insuring the joint lives of Earl E. Congdon and Kathryn Congdon. The policy was owned by Earl Congdon’s children. Under the Prudential split-dollar agreement, the owners had the right to terminate the split-dollar agreement upon payment to us of the total amount of premiums paid by us on the policy less any amounts previously reimbursed. In exercise of that right, the owners terminated the split-dollar agreement and paid to us $595,137. All of this amount represented premiums previously advanced on the insured’s behalf. We no longer own any interest in the Prudential policy.

The final two split-dollar agreements involved policies administered by American General Life of Houston, Texas. One policy insured the joint lives of Earl E. Congdon and Kathryn Congdon and the second insured the joint lives of Jack Congdon and Natalie Congdon. Each policy was owned by a family limited partnership. Under each American General split-dollar agreement, the owners had the right to terminate the split-dollar agreement upon payment to us of the total amount of premiums paid by us on the policy less any amounts previously reimbursed. In exercise of that right, the owner of the American General split-dollar agreement for Earl and Kathryn Congdon terminated that agreement and paid to us $1,367,678 and the owner of the American General split-dollar agreement for Jack and Natalie Congdon terminated that agreement and paid to us $1,373,626. All of these amounts represented premiums previously advanced on the insured’s behalf. We no longer own any interest in the American General policies.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all related party transactions.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K appears in Item 7 of this report under the heading “Liquidity and Capital Resources”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,051	$19,259
Customer receivables, less allowances of $7,388 and $7,866, respectively	73,036	63,843
Other receivables	2,542	4,162
Tires on equipment	8,833	7,988
Prepaid expenses	11,369	15,623
Deferred income taxes	4,539	3,670

Total current assets	101,370	114,545
Property and equipment:
Revenue equipment	263,698	229,478
Land and structures	177,597	142,350
Other fixed assets	70,146	57,849
Leasehold improvements	1,584	1,267

Total property and equipment	513,025	430,944
Less accumulated depreciation	(197,257)	(175,117)

Net property and equipment	315,768	255,827
Other assets	17,421	19,106

Total assets	$434,559	$389,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,185	$16,841
Compensation and benefits	19,626	14,719
Claims and insurance accruals	17,742	17,143
Other accrued liabilities	4,603	3,288
Income taxes payable	1,736	—
Current maturities of long-term debt	22,440	11,139

Total current liabilities	78,332	63,130
Long-term debt	74,986	82,084
Other non-current liabilities	17,437	14,846
Deferred income taxes	31,263	25,855

Total long-term liabilities	123,686	122,785
Total liabilities	202,018	185,915
Shareholders’ equity:
Common stock - $.10 par value, 25,000,000 shares authorized, 16,059,352 shares outstanding at December 31, 2003 and 10,651,864 shares outstanding at December 31, 2002	1,606	1,065
Capital in excess of par value	72,972	72,135
Retained earnings	157,963	130,363

Total shareholders’ equity	232,541	203,563
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$434,559	$389,478

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2003	2002	2001
Revenue from operations	$667,531	$566,459	$502,239
Operating expenses:
Salaries, wages and benefits	396,521	340,820	306,361
Purchased transportation	21,389	18,873	18,553
Operating supplies and expenses	72,084	56,309	50,788
Depreciation and amortization	38,210	31,081	29,888
Building and office equipment rents	7,403	7,435	7,499
Operating taxes and licenses	26,627	22,681	20,525
Insurance and claims	17,583	16,313	13,229
Communications and utilities	10,511	10,236	9,623
General supplies and expenses	22,991	20,801	17,510
Miscellaneous expenses, net	2,996	5,624	3,538

Total operating expenses	616,315	530,173	447,514

Operating income	51,216	36,286	24,725
Other deductions:
Interest expense, net	6,111	5,736	5,899
Other (income) expense, net	(192)	285	(691)

Total other deductions	5,919	6,021	5,208

Income before income taxes	45,297	30,265	19,517
Provision for income taxes	17,697	11,803	7,612

Net income	$27,600	$18,462	$11,905

Basic and diluted earnings per share	$1.72	$1.43	$.95

Weighted average shares outstanding:
Basic	16,044,627	12,938,802	12,469,260
Diluted	16,063,113	12,951,688	12,471,295

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2000	8,313	$831	$23,907	$99,996	$124,734
Net income	—	—	—	11,905	11,905

Balance as of December 31, 2001	8,313	831	23,907	111,901	136,639
Net income	—	—	—	18,462	18,462
Sale of common stock	2,304	230	47,648	—	47,878
Exercise of common stock options	35	4	580	—	584

Balance as of December 31, 2002	10,652	1,065	72,135	130,363	203,563
Net income	—	—	—	27,600	27,600
Three-for-two stock split	5,348	535	(535)	—	—
Exercise of common stock options	59	6	960	—	966
Tax benefit from exercise of common stock options	—	—	412	—	412

Balance as of December 31, 2003	16,059	$1,606	$72,972	$157,963	$232,541

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$27,600	$18,462	$11,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,210	31,081	29,888
Deferred income taxes	4,539	2,277	(260)
Loss (gain) on sale of property and equipment	297	387	(2,763)
Changes in assets and liabilities:
Customer and other receivables, net	(7,573)	(15,847)	6,565
Tires on equipment	(845)	(642)	(434)
Prepaid expenses and other assets	5,932	(3,217)	(970)
Accounts payable	(4,656)	3,042	(12,716)
Compensation, benefits and other accrued liabilities	6,222	5,031	(756)
Claims and insurance accruals	2,380	4,057	862
Income taxes payable	2,148	(425)	425
Other liabilities	810	134	513

Net cash provided by operating activities	75,064	44,340	32,259

Cash flows from investing activities:
Acquisition of business assets, net	—	—	(10,055)
Purchase of property and equipment	(101,903)	(69,992)	(43,614)
Proceeds from sale of property and equipment	3,462	887	6,706

Net cash used in investing activities	(98,441)	(69,105)	(46,963)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,650	17,129	52,563
Principal payments under long-term debt agreements	(12,447)	(10,068)	(10,693)
Net proceeds (payments) on revolving line of credit	14,000	(12,260)	(26,990)
Proceeds from stock issuance	—	47,878	—
Proceeds from conversion of stock options
	966	584	—

Net cash provided by financing activities	5,169	43,263	14,880

(Decrease) increase in cash and cash equivalents	(18,208)	18,498	176
Cash and cash equivalents at beginning of period	19,259	761	585

Cash and cash equivalents at end of period	$1,051	$19,259	$761

Cash paid for interest was approximately $6,535,000, $6,419,000 and $5,968,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest of $178,000, $699,000 and $232,000 was capitalized during 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a less-than-truckload multi-regional motor carrier providing one to five day service among five regions in the United States and next-day and second-day service within these regions. We provide 100% full-state coverage to 27 of the 38 states that we serve directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, Old Dominion provides service to and from the remaining 12 states as well as international services around the globe.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

Segments

We operate one business segment and have no customer that exceeds 10% of our operating revenue.

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

Allowance for Uncollectible Accounts

We maintain an allowance for uncollectible accounts for losses resulting from the estimated inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

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

Depreciation expense was $38,203,000, $31,075,000 and $29,163,000 for 2003, 2002 and 2001, respectively.

Goodwill and Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

The excess cost over net assets acquired in connection with acquisitions is recorded in “Other Assets”, which was $10,648,000 at year-end 2003 and 2002.

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under this standard, goodwill is no longer amortized, but instead is subject to an impairment test both at the beginning of the fiscal year of adoption and on an annual measurement date thereafter. The initial step in testing for goodwill impairment is to compare the fair value of each reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the potential that impairment of goodwill exists, a second test is required to determine the amount of impairment. We completed the required annual analysis of our intangible assets as of October 1, 2003, the date we chose as our annual measurement date, and determined that there was no impairment of intangible assets on that date.

The following table adjusts the reported net income and earnings per share for 2001 to exclude the amortization of goodwill:

(In thousands, except per share data)	Year ended December 31, 2001
Reported net income	$11,905
Amortization of goodwill (net of tax effect)	416

Adjusted net income	$12,321

Reported earnings per basic and diluted share	$.95
Amortization of goodwill (net of tax effect)	.03

Adjusted earnings per basic and diluted share	$.98

Long-Lived Assets

We periodically assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

We are self-insured for bodily injury and property damage claims up to $1,750,000 per occurrence and cargo claims are self-insured up to $100,000 per occurrence. We are also self-insured for workers’ compensation in certain states, and we have first dollar or high deductible plans in the other states.

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

Advertising

The costs of advertising our services are expensed as incurred. Advertising costs charged to expense amounted to $2,160,000, $1,906,000, and $1,555,000 for 2003, 2002 and 2001, respectively.

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

Fair Values of Financial Instruments

At December 31, 2003 and 2002, the carrying values of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

Stock Based Compensation

Stock based compensation expense for our employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Consistent with APB 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, is not significant.

Common Stock Split

On May 19, 2003, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on June 4, 2003. On June 16, 2003, these shareholders received one additional share of common stock for every two shares owned. All references in this report to weighted average shares outstanding and earnings per share amounts have been restated retroactively for this stock split.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. As required by SFAS No. 143, we adopted this new accounting standard for fiscal year 2003. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring revised disclosures in both interim and annual reports. We adopted SFAS No. 148 on December 31, 2002, and for the periods presented in this report, there was no significant difference between the intrinsic value method and the fair value method of measuring stock-based compensation; therefore, no additional disclosures are required under this statement.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Company adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately to instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We adopted SFAS No. 150 during the third quarter of fiscal 2003. Adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued SFAS Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretations’ provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46, which did not have, and the Company does not expect the Revised Interpretations to have, a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the current period presentation.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2003	2002
Senior notes	$70,822	$76,929
Revolving credit facility	14,000	—
Equipment and other obligations, principal payable in monthly installments plus interest ranging from 4.21% to 4.77%	10,603	15,010
Capitalized lease obligations	2,001	1,284

	97,426	93,223
Less current maturities	22,440	11,139

	$74,986	$82,084

We have three unsecured senior note agreements with interest rates ranging from 6.35% to 7.59%. These notes require periodic principal payments with maturities ranging from 2005 to 2008.

On May 31, 2000, we entered into an uncollateralized committed credit facility with Wachovia Bank, N.A. (formerly First Union National Bank), which, as amended, consisted of a $20,000,000 line of credit and a $20,000,000 line to support standby letters of credit. This facility had a term of three years that expired on May 31, 2003, but was extended through July 1, 2003. Interest on this line of credit was charged at rates that varied based upon a certain financial performance ratio. The applicable interest rate for 2003 under this agreement was based upon LIBOR plus .60% to .70%. A fee ranging from .18% to ..20% was charged on the unused portion of the line of credit, and fees ranging between .70% to .75% were charged on outstanding standby letters of credit.

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $30,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility will bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin will vary depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin will range from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin will range from .75% to 1.25%. The applicable margin under this agreement for 2003 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program will bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from .20% to .30% will be charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the periods under this agreement in 2003 was .25%. Quarterly fees will be charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25%, which was 1.0% in 2003 as determined by our ratio of adjusted debt to capital. In addition, a quarterly fee at an annual rate of .125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The new credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At December 31, 2003, there was $14,000,000 outstanding on the line of credit facility and there was $19,403,000 outstanding on the standby letter of credit facility.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At December 31, 2003, our debt instruments limited the amount of dividends that could be paid to shareholders to $12,303,000. We did not declare or pay a dividend on our common stock in 2003.

Equipment and capitalized lease obligations are collateralized by property and equipment with a book value of $14,642,000 at December 31, 2003.

As of December 31, 2003, aggregate maturities of long-term debt are as follows:

(In thousands)
2004	$22,440
2005	21,708
2006	30,278
2007	11,500
2008	11,500

$97,426

Note 3. Leases

We lease certain revenue equipment and information systems under capital leases. These assets are included in property and equipment as follows:

	December 31,
(In thousands)	2003	2002
Revenue equipment	$511	$1,030
Information systems	3,403	1,840

	3,914	2,870
Less accumulated amortization	(1,330)	(1,835)

	$2,584	$1,035

Future minimum annual lease payments as of December 31, 2003, are as follows:

(In thousands)	Capital leases	Operating leases	Total
2004	$1,201	$9,060	$10,261
2005	888	6,720	7,608
2006	—	2,554	2,554
2007	—	1,865	1,865
2008	—	660	660
Thereafter	—	90	90

Total minimum lease payments	2,089	$20,949	$23,038

Less amount representing interest	(88)

Present value of capitalized lease obligations	$2,001

Aggregate expense under operating leases approximated $10,957,000, $10,971,000 and $11,680,000 for 2003, 2002 and 2001, respectively.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
Current:
Federal	$11,230	$8,842	$7,327
State	1,928	684	545

	13,158	9,526	7,872
Deferred:
Federal	4,467	1,917	(219)
State	72	360	(41)

	4,539	2,277	(260)

Total provision for income taxes	$17,697	$11,803	$7,612

Net cash paid for income taxes during 2003, 2002 and 2001 aggregated $ 8,487,000, $13,480,000 and $4,340,000, respectively.

The following is a reconciliation of the statutory federal income tax rates with our effective income tax rates for 2003, 2002 and 2001:

	Year ended December 31,
(In thousands)	2003	2002	2001
Tax provision at statutory rate on income before income taxes	$15,854	$10,593	$6,831
State income taxes, net of federal benefit	1,010	678	327
Meals and entertainment disallowance	409	346	305
Other, net	424	186	149

Total provision for income taxes	$17,697	$11,803	$7,612

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2003	2002
Deferred tax assets:
Claims and insurance reserves	$12,293	$11,364
Allowance for doubtful accounts	2,297	3,068
Accrued vacation	2,843	2,363
Other	2,823	1,603

	20,256	18,398
Deferred tax liabilities:
Depreciation	(39,140)	(31,666)
Tires on equipment	(3,527)	(3,193)
Employee benefits	(1,748)	(3,800)
Other	(2,565)	(1,924)

	(46,980)	(40,583)

Net deferred tax liability	($26,724)	($22,185)

The net current asset and noncurrent liability consist of the following:

	December 31,
(In thousands)	2003	2002
Current deferred tax asset	$4,539	$3,670
Noncurrent deferred tax liability	(31,263)	(25,855)

Net deferred tax liability	($26,724)	($22,185)

Note 5. Related Party Transactions

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2003, 2002 and 2001, we charged Leasing $39,000, $14,000 and $11,000, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost plus a negotiated markup. In addition, we charged Leasing $12,000 annually in 2003, 2002 and 2001, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $10,000 in 2003.

We purchased $266,000, $297,000 and $287,000 of maintenance and other services from Leasing in 2003, 2002 and 2001, respectively. We did not lease any equipment from Leasing in 2003 and 2002, however, we paid Leasing $8,000 for short-term tractor rentals in 2001.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003 for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers had been leased to us by E & J Enterprises since 1988 pursuant to a term lease that converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600. Also in March 2003, we purchased an additional 10 trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E & J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000.

The total amount paid to E&J for all trailers under lease was $357,000, $387,000 and $401,000 for 2003, 2002 and 2001, respectively.

In December 1988, we sold E & J certain tracts of unimproved land and a vacant service center facility in exchange for a receivable in the amount of $579,798. E & J has repaid the amount outstanding under the receivable as parcels of the property have been sold. In December 2003, E & J paid the remaining receivable balance of $195,677.

Greensboro, NC Service Center Purchase

On October 15, 2002, we purchased a 116-door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to October 15, 2002, this property was leased to us with payments totaling $285,000 and $380,000 in 2002 and 2001, respectively.

Disposition of Certain Split Dollar Life Insurance Policies

Prior to December 2003, we were a party to five split-dollar life insurance arrangements with two executives. In December 2003, we terminated three of these split-dollar arrangements by selling our interests in the policies to the owners of the policies. These three transactions resulted in a non-operating gain of $518,000, which was the difference between the cash surrender value of the policies and the amount paid by the owners that approximated the premiums we had paid over the policy lives. Also in December 2003, the owners of the other two split-dollar policies conveyed their rights in those policies to us. We are holding these policies as key man life insurance on two executives.

Note 6. Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2003, 2002 and 2001 were $2,760,000, $1,846,000 and $1,253,000, respectively.

Note 7. Stock Options

In 1991, our Board of Directors and shareholders adopted the 1991 Employee Stock Option Plan (“Plan”) under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq National Market on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. On the date the option is granted, the Stock Option Plan Committee of the Board of Directors determines the period during which the option may be exercised; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 2003, 2002 and 2001 is provided below. Shares and per share amounts prior to June 16, 2003, have been restated for the three-for-two stock split that occurred on that date.

	Number of options	Per share option price	Weighted average Exercise price
Balance as of December 31, 2000	222,750	$6.667 - $12.833	$10.911
Granted	—	—	—
Exercised	—	—	—
Canceled	(55,500)	$9.250	$9.250

Balance as of December 31, 2001	167,250	$6.667 - $12.833	$11.463
Granted	—	—	—
Exercised	(52,350)	$6.667 - $11.917	$11.149
Canceled	(12,300)	$11.917	$11.917

Balance as of December 31, 2002	102,600	$6.667 - $12.833	$11.568
Granted	—	—	—
Exercised	(81,600)	$6.667 - $12.833	$11.837
Canceled	—	—	—

Balance as of December 31, 2003	21,000	$6.667 - $12.667	$10.524

At December 31, 2003 there were 21,000 options exercisable. The weighted average remaining contractual life of outstanding options is 1.2 years.

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

Note 10. Quarterly Financial Information (Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2003
Revenue	$152,865	$163,817	$176,873	$173,976	$667,531
Operating income	8,666	12,191	16,778	13,581	51,216
Net income	4,247	6,509	9,116	7,728	27,600
Net income per share:
Basic and diluted	0.26	0.41	0.57	0.48	1.72
2002
Revenue	$127,147	$139,669	$149,931	$149,712	$566,459
Operating income	5,080	8,678	12,105	10,423	36,286
Net income	2,242	4,361	6,396	5,463	18,462
Net income per share:
Basic and diluted	.18	.35	.51	.38	1.43

Report of Independent Auditors

The Board of Directors and Stockholders

Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina

January 28, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors, executive officers and Code of Conduct required by Item 10 of Form 10-K is incorporated by reference to the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

The following consolidated financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Consolidated Balance Sheets - December 31, 2003, and December 31, 2002

Consolidated Statements of Operations - Years ended December 31, 2003, December 31, 2002, and December 31, 2001

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2003, December 31, 2002, and December 31, 2001

Consolidated Statements of Cash Flows - Years ended December 31, 2003, December 31, 2002, and December 31, 2001

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

(b) Reports on Form 8-K.

On October 30, 2003, we furnished a Current Report on Form 8-K under Item 9 to report, pursuant to Item 12, our earnings for the third quarter 2003.

(c) Exhibits. See Exhibit Index.

(d) Financial Statement Schedules.

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

	Accounts Receivable Allowances
Year Ended December 31,	Beginning Balance	Charges to Revenue or Expense	Amounts Written Off	Ending Balance
2001	$6,068,000	$4,340,000	$3,592,000	$6,816,000
2002	$6,816,000	$3,854,000	$2,804,000	$7,866,000
2003	$7,866,000	$2,172,000	$2,650,000	$7,388,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

Dated: March 10, 2004

By:	/s/ EARL E. CONGDON

Earl E. Congdon Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Chairman of the Board of Directors and Chief Executive Officer	March 10, 2004

Earl E. Congdon

/s/ JOHN R. CONGDON	Vice Chairman of the Board and Director	March 10, 2004

John R. Congdon

/s/ J. PAUL BREITBACH	Director	March 10, 2004

J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	March 10, 2004

John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	March 10, 2004

Robert G. Culp, III

/s/ JOHN A. EBELING	Director	March 10, 2004

John A. Ebeling

/s/ HAROLD G. HOAK	Director	March 10, 2004

Harold G. Hoak

/s/ FRANZ F. HOLSCHER	Director	March 10, 2004

Franz F. Holscher

/s/ DAVID S. CONGDON	President and Chief Operating Officer	March 10, 2004

David S. Congdon

/s/ J. WES FRYE	Senior Vice President - Finance (Principal Financial Officer)	March 10, 2004

J. Wes Frye

/s/ JOHN P. BOOKER III	Vice President - Controller (Principal Accounting Officer)	March 10, 2004

John P. Booker III

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2003

Exhibit No.	Description

3.1.1(a)	Articles of Incorporation (as amended and restated September 18, 1991)

3.2(a)	Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.5(c)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(c)	Forms of notes issued by Old Dominion Freight Line, Inc. pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated June 15, 1996

4.6(e)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(e)	Forms of notes issued by Company pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance Company and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.2(i)	Note Purchase and Shelf Agreement between Old Dominion Freight Line, Inc. and Prudential Insurance Company of America, dated May 1, 2001

4.6.3(l)	Amendment No. 1 to Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc. and the Noteholders set forth in Annex 1 thereto, dated June 27, 2003

4.6.8(j)	Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated July 10, 2002

4.6.9(l)	First Amendment to the Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc. dated June 30, 2003

4.7.1(g)	Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated May 31, 2000

4.7.2(h)	First Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated February 1, 2001

4.7.3(i)	Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated May 31, 2001

4.7.4(j)	Third Amendment and Agreement between Wachovia Bank, National Association (formerly known as First Union National Bank) and Old Dominion Freight Line, Inc., dated May 31, 2002

4.7.5(l)	Letter Regarding Extension of Credit Agreement from Wachovia Bank, N.A. to Old Dominion Freight Line, Inc., dated May 14, 2003

4.7.6(l)	Credit Agreement among Wachovia Bank, N.A., as Agent; Bank of America, N.A.; Branch Banking & Trust Company; and Old Dominion Freight Line, Inc., dated June 30, 2003

10.4(a)*	1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)*	Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.9(a)	E & J Enterprises Trailer Lease Agreement, effective August 1, 1991

10.9.1(d)	Extension of E & J Trailer Lease Agreement, effective August 1, 1996

Exhibit No.	Description

10.9.2(f)	Extension of E & J Trailer Lease Agreement, effective August 1, 1999

10.9.3(k)	E & J Enterprises Trailer Lease Agreement dated August 1, 2002

10.15(b)	Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight Line, Inc., dated October 31, 1995

10.16(j)	Real Estate Purchase Contract between Robert A. Cox, Jr., as trustee for the Earl E. Congdon and John R. Congdon Irrevocable Trust, and Old Dominion Freight Line, Inc., dated June 19, 2002

22.1(a)	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33- 42631)

(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1995

(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996

(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

*	Denotes an executive compensation plan or agreement