Form 10-Q
period 2004-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2004-05-10
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 4, 2004, there were 16,059,352 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
(In thousands, except share data)	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
Revenue from operations	$182,769	$152,865

Operating expenses:
Salaries, wages and benefits	108,450	91,857
Purchased transportation	6,281	4,904
Operating supplies and expenses	20,835	18,158
Depreciation and amortization	10,596	8,685
Building and office equipment rents	1,830	1,767
Operating taxes and licenses	7,300	6,289
Insurance and claims	5,842	4,007
Communications and utilities	2,844	2,371
General supplies and expenses	6,392	5,374
Miscellaneous expenses, net	1,498	787

Total operating expenses	171,868	144,199

Operating income	10,901	8,666

Other deductions:
Interest expense, net	1,370	1,433
Other expense, net	167	214

Total other deductions	1,537	1,647

Income before income taxes	9,364	7,019
Provision for income taxes	3,652	2,772

Net income	$5,712	$4,247

Earnings per share:
Basic	$0.24	$0.18
Diluted	$0.24	$0.18
Weighted average shares outstanding:
Basic	24,089,028	24,035,864
Diluted	24,110,532	24,070,518

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,054	$1,051
Customer receivables, less allowances of $7,473 and $7,388, respectively	80,763	73,036
Other receivables	2,091	2,542
Tires on equipment	9,102	8,833
Prepaid expenses	9,475	11,369
Deferred income taxes	5,384	4,539

Total current assets	107,869	101,370
Property and equipment:
Revenue equipment	270,472	263,698
Land and structures	188,826	177,597
Other fixed assets	74,742	70,146
Leasehold improvements	1,600	1,584

Total property and equipment	535,640	513,025
Less accumulated depreciation and amortization	(207,253)	(197,257)

Net property and equipment	328,387	315,768
Other assets	17,565	17,421

Total assets	$453,821	$434,559

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,771	$12,185
Compensation and benefits	21,239	19,626
Claims and insurance accruals	19,808	17,742
Other accrued liabilities	6,739	4,603
Income taxes payable	4,357	1,736
Current maturities of long-term debt	21,897	22,440

Total current liabilities	96,811	78,332
Long-term liabilities:
Long-term debt	68,884	74,986
Other non-current liabilities	18,632	17,437
Deferred income taxes	31,241	31,263

Total long-term liabilities	118,757	123,686

Total liabilities	215,568	202,018
Shareholders’ equity:
Common stock - $.10 par value, 25,000,000 shares authorized, 16,059,352 shares outstanding at March 31, 2004 and December 31, 2003	1,606	1,606
Capital in excess of par value	72,972	72,972
Retained earnings	163,675	157,963

Total shareholders’ equity	238,253	232,541

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$453,821	$434,559

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2002	10,652	1,065	72,135	130,363	203,563
Net income	—	—	—	27,600	27,600
Three-for-two stock split	5,348	535	(535)	—	—
Exercise of common stock options	59	6	960	—	966
Tax benefit from exercise of common stock options	—	—	412	—	412

Balance as of December 31, 2003	16,059	1,606	72,972	157,963	232,541
Net income (Unaudited)	—	—	—	5,712	5,712

Balance as of March 31, 2004 (Unaudited)	16,059	$1,606	$72,972	$163,675	$238,253

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
(In thousands)	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$5,712	$4,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,596	8,685
Loss (gain) on sale of property and equipment	44	(11)
Changes in assets and liabilities:
Customer and other receivables, net	(7,276)	(4,781)
Tires on equipment	(269)	(156)
Prepaid expenses and other assets	1,749	4,290
Accounts payable	10,586	923
Compensation, benefits and other accrued liabilities	3,749	3,116
Claims and insurance accruals	2,806	784
Deferred income tax	(867)	—
Income taxes payable	2,621	—
Other liabilities	455	137

Net cash provided by operating activities	29,906	17,234

Cash flows from investing activities:
Purchase of property and equipment	(23,292)	(29,363)
Proceeds from sale of property and equipment	34	880

Net cash used in investing activities	(23,258)	(28,483)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,650
Principal payments under long-term debt agreements	(10,281)	(4,872)
Net proceeds from revolving line of credit	3,636	—
Proceeds from the conversion of stock options	—	761

Net cash used in financing activities	(6,645)	(1,461)

Increase (decrease) in cash and cash equivalents	3	(12,710)
Cash and cash equivalents at beginning of period	1,051	19,259

Cash and cash equivalents at end of period	$1,054	$6,549

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

There have been no significant changes in the accounting policies of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in the 2003 Annual Report to Shareholders and related annual report to the Securities and Exchange Commission on Form 10-K.

Common Stock Split

On April 22, 2004, Old Dominion announced a three-for-two stock split, which will be effected in the form of a 50% stock dividend. The new shares will be distributed on May 20, 2004, to shareholders of record at the close of business on May 6, 2004 (which is prior to the date of this report). All references in this report to weighted average shares outstanding and earnings per share amounts have been restated retroactively for this stock split.

Revolving Credit Agreement

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility will bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin will vary depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin will range from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin will range from .75% to 1.25%. The applicable margin under this agreement for the first three months of 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program will bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from .20% to .30% will be charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the first three months of 2004 was .25%. Quarterly fees will be charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25%, which was 1.0% for the first three months of 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of ..125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At March 31, 2004, there was $17,636,000 outstanding on the line of credit facility and there was $23,429,000 outstanding on the standby letter of credit facility.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued SFAS Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations were required to be applied no later than the first quarter 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretations’ provisions no later than the first quarter of fiscal 2004. We have adopted FIN 46, which did not have a material impact on our consolidated financial statements.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $8,000 and $5,000 for the first three months of 2004 and 2003, respectively.

We purchased $45,000 and $61,000 of maintenance and other services from Leasing in the first three months of 2004 and 2003, respectively. We did not lease any equipment from Leasing in the first three months of 2004 or for the entire year 2003. One trailer was purchased from Leasing on May 1, 2003 for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of

our Board of Directors, are each 50% owners. These trailers had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600. Also in March 2003, we purchased 10 additional trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000. The total amount paid for all trailers under lease was $0 and $112,000 for the first quarters of 2004 and 2003, respectively.

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period after giving retroactive effect for the three-for-two stock split for shareholders of record on May 6, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading less-than-truckload multi-regional motor carrier providing timely one to five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At March 31 2004, we provided full-state coverage to 28 of the 40 states that we serve directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining 10 states as well as international services around the globe.

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

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour and platform pounds per hour. We believe continued improvement in density is a key component in our ability to sustain profitable growth.

The majority of direct costs associated with our business are driver and service center wages and benefits, operating supplies and expenses, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry wide comparisons with our competition.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended March 31,
	2004	2003
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	59.3	60.1
Purchased transportation	3.4	3.2
Operating supplies and expenses	11.4	11.9
Depreciation and amortization	5.8	5.7
Building and office equipment rents	1.0	1.2
Operating taxes and licenses	4.0	4.1
Insurance and claims	3.2	2.6
Communications and utilities	1.6	1.5
General supplies and expenses	3.5	3.5
Miscellaneous expenses, net	.8	.5

Total operating expenses	94.0	94.3

Operating income	6.0	5.7

Interest expense, net	.8	1.0
Other expense, net	.1	.1

Income before income taxes	5.1	4.6

Provision for income taxes	2.0	1.8

Net income	3.1%	2.8%

Results of Operations

We began 2004 by producing double-digit growth in revenue, profitability and earnings per share in the first quarter. Revenue for the first quarter ended March 31, 2004, increased 19.6% to $182,769,000 from $152,865,000 for the first quarter 2003 and net income grew 34.5% to $5,712,000 for the quarter from $4,247,000 in the first quarter 2003. Diluted earnings per share, after retroactively giving effect to the three-for-two stock split for shareholders of record on May 6, 2004, increased 33.3% to $.24 from $.18.

Revenue growth, increased density and improvements in our operating efficiencies combined to produce a reduction in our operating ratio to 94.0% in the quarter compared to 94.3% for the same period in 2003. We achieved these results while incurring some unusually harsh winter weather in January and February that produced a difficult operating environment throughout many regions of the country.

Revenue

Our increase in revenue over the first quarter 2003 was driven by volume increases in both LTL tons and LTL shipments, increasing 17.8% and 15.9%, respectively. Because tonnage grew at a faster rate than shipments, LTL weight per LTL shipment for the two comparable-year quarters increased 1.8% to 1,041 lbs. from 1,023 lbs. In the first quarter 2004, we also experienced a 35.6% growth in our contract business compared to the same period in 2003. We believe the expansion of our service center network and full-state coverage have positioned us to be attractive to larger customers who ship to and from many regions in the country and seek to reduce their number of core carriers.

Generally, revenue per hundredweight on contract business is priced lower than on our non-contract business due to operating efficiencies gained from the increased number, size and consistency of the shipments, as well as the long-term potential of these contractual relationships. Nevertheless, as a result of a 3.5% increase in our average length of haul to 953 miles for the quarter, we overcame this shift to contract pricing and produced a slight increase in LTL revenue per hundredweight of .1% for the quarter. This increase, combined with the 1.8% increase in LTL weight per LTL shipment, produced a 1.9% increase in our LTL revenue per shipment.

Also in the first quarter 2004, we opened service centers in Bakersfield, California; Dayton, Ohio; and Sarasota, Florida, and we began providing full-state coverage in Wisconsin. We now provide full-state coverage to 28 of the 40 states that we serve directly and we plan to increase that number to 29 during the second quarter of 2004 by offering full-state coverage to all points in Michigan. In addition to these openings, we improved our direct service capabilities in Canada and initiated sales operations in Toronto and Montreal. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our first quarter results.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating expenses. The combination of a 19.0% increase in fuel consumption and an 8.6% decrease in the price per gallon of our fuel surcharge resulted in a $711,000 increase in the fuel surcharge in the first quarter of 2004 when compared with the prior-year period.

In the first quarter, we exceeded our targeted revenue growth projections of between 10% and 15% that was established as our goal for 2004. Based upon the first quarter and April results, we are confident of achieving this goal for the entire year.

Operating Costs and Other Expenses

The tonnage and shipment growth within our service center network in the first quarter generated operating efficiencies and productivity gains throughout our operations. These gains in operating efficiencies and productivity are reflected in the decrease in our operating ratio to 94.0% of revenue from 94.3% of revenue for the same period in 2003. The benefits of this increased freight density was particularly evident in the reduction in salaries, wages and benefits, the largest component of our cost structure, which decreased to 59.3% of revenue from 60.1% for the comparable quarters.

The additional density of freight volume added to our service center network enabled us to leverage the costs of our salaried workforce. By increasing their productivity, as measured by the 5.6% decrease in salary per shipment from the same period in 2003, we decreased our salary expenses by 1.0% of revenue.

We also continued to achieve productivity gains in our P&D operations, resulting in cost reductions in our P&D driver wages as a percent of revenue. Compared to the first quarter 2003, P&D shipments per hour increased 2.6%, P&D stops per hour increased 1.5% and P&D wages as a percent of revenue decreased to 11.7% from 12.0%. A portion of these savings resulted from the rollout of our driver hand-held computers, which was completed by year-end 2003. These handheld computers provide direct communication between our drivers, service center personnel and other Old Dominion systems, which results in more efficient routing of our P&D fleet and increased productivity. In addition, these devices allow our drivers to capture real-time information during pickups and deliveries, including the number and weight of shipments as well as other vital shipping information that allows for increased efficiency in our dock and linehaul operations.

We self-insure a significant portion of the group health benefits we provide our employees and their families. As a result, our costs may fluctuate between periods, depending upon our actual claims experience. For the first quarter 2004, our group health costs were 4.1% of revenue compared with 3.6% for the prior-year period.

We purchase transportation services for our linehaul and local pickup and delivery operations from other motor carriers and rail providers when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation increased slightly to 3.4% of revenue from 3.2% of revenue for the 2003 comparable period, primarily due to increases in purchased motor and rail linehaul services. These services were utilized in the first quarter to offset freight imbalances, some of which were caused by severe regional weather conditions.

Diesel fuel costs, excluding fuel taxes, decreased to 6.1% from 6.4% of revenue for the comparative quarters. We currently do not use diesel fuel hedging instruments; therefore, we are subject to price fluctuations and our ability to apply fuel surcharges. We believe that our fuel surcharges, which decrease or are eliminated as fuel prices approach base levels, have effectively offset price fluctuations in diesel fuel for the first quarter of 2004 and 2003.

Insurance expenses, primarily for bodily injury, property damage and cargo claims, increased to 3.2% of revenue in the first quarter 2004 from 2.6% for the prior-year period. We choose to self-insure a portion of our bodily injury, property damage and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. While premium expense for this coverage increased only slightly to .5% of revenue from .4% for the comparable period in 2003, our claims experience under retention levels increased significantly. Self-insured bodily injury and property damage expenses, resulting from claims under insured retention levels, increased to 1.1% of revenue from .7% for the first quarter 2003. Self-insured cargo claims expenses under insured retention levels increased to 1.6% of revenue from 1.4%.

Long-term debt including current maturities was $90,781,000 at March 31, 2004 compared to $91,001,000 at March 31, 2003, a decrease of .2%. Interest expense, net of interest income, decreased as a percent of revenue to .8% in the first quarter 2004 from 1.0% for the same period in 2003. This decrease in interest expense was primarily due to reductions in the amount of principal outstanding under senior notes since the first quarter 2003, which was replaced with proceeds from our credit facility that carries a lower interest rate. We capitalized $72,000 of interest in the first quarter 2004 compared to $71,000 for the same period in 2003.

The effective tax rate was 39.0% for the first quarter 2004 compared to 39.5% for the first quarter 2003, primarily due to the impact of various state and federal tax credits that are expected to be realized in 2004.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, the planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $23,258,000 in the first three months of 2004. Cash and cash flows generated internally during the first quarter funded these expenditures. At March 31, 2004, long-term debt including current maturities decreased to $90,781,000 from $97,426,000 at December 31, 2003.

We estimate net capital expenditures to be approximately $75,000,000 to $80,000,000 for the year ending December 31, 2004. Of that, approximately $50,000,000 is allocated for the purchase of tractors and trailers; $15,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $10,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our capital expenditures for the first three months of 2004 and the years ended December 31, 2003, 2002 and 2001, excluding assets acquired as part of business acquisitions:

	YTD March 2004	Year Ended December 31,
(In thousands)		2003	2002	2001
Land and structures	$11,284	$36,111	$21,637	$30,245
Tractors	3,758	32,710	22,900	4,151
Trailers	3,673	12,746	8,800	1,284
Technology	3,253	14,917	7,840	4,806
Other	1,324	5,419	8,815	3,128
Acquisition of business assets, net	—	—	—	10,055
Proceeds from sale	(34)	(3,462)	(887)	(6,706)

Total	$23,258	$98,441	$69,105	$46,963

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended effective April 14, 2004, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility will bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin will vary depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin will range from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin will range from .75% to 1.25%. The applicable margin under this agreement for the first three months of 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program will bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from .20% to .30% will be charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the first three months of 2004 was .25%. Quarterly fees will be charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25%, which was 1.0% for the first three months of 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of .125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At March 31, 2004, there was $17,636,000 outstanding on the line of credit facility and there was $23,429,000 outstanding on the standby letter of credit facility.

We have three senior note agreements outstanding totaling $61,571,000 at March 31, 2004. These notes call for periodic principal payments with maturities ranging from 2005 to 2008, of which $16,607,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 6.35% to 7.59%. Under the provisions of one of these notes, we may issue up to $15,000,000 of additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

We have a term loan with principal outstanding of $9,626,000 as of March 31, 2004, which was used to purchase 300 tractors. The borrowing under the term loan is evidenced by 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,008,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of our June 2003 credit facility, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our June 2003 credit facility, which had an outstanding balance of $17,636,000 at March 31, 2004. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2004:

	Payments Due by Period (In Thousands)
Contractual Obligations (1)	Total	Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Long-Term Debt	$89,121	$20,850	$51,771	$16,500	—
Capital Lease Obligations	1,660	1,047	613	—	—

Operating Leases	21,490	9,651	9,507	2,272	60

	Total Amounts Committed	Amount of Commitment Expiration Per Period (In Thousands)
Other Commercial Commitments (2)		Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Standby Letters of Credit	$23,429	$23,429	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $61,571,000; capital lease obligations for trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

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

We are currently self-insured for bodily injury and property damage claims up to $2,000,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000. We are self-insured for workers’ compensation in certain states and have first dollar or high deductible plans in the remaining states with self-insured retention levels ranging from $250,000 to $1,000,000. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

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

Goodwill - The excess cost over net assets acquired in connection with acquisitions, or goodwill, is recorded in “Other Assets”. We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002, October 1, 2002 and October 1, 2003. Based on those analyses, we concluded that there was no impairment of goodwill on those measurement dates. At March 31, 2004, goodwill totaled $10,648,000. Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of 3 to 25 years.

Property and Equipment - Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment to include changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are 5 to 30 years; revenue equipment is 2 to 12 years; other equipment is 2 to 10 years; and leasehold improvements are the lesser of 10 years or the life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the first quarter 2004 and the entire year 2003, the net effect of inflation on our results of operations was minimal.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $8,000 and $5,000 for the first three months of 2004 and 2003, respectively.

We purchased $45,000 and $61,000 of maintenance and other services from Leasing in the first three months of 2004 and 2003, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in the first three months of 2004 or for the entire year 2003.

We also purchased one trailer from Leasing on May 1, 2003 for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises, a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers had been leased to us by E & J Enterprises since 1988 pursuant to a term lease, which converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600. Also in March 2003, we purchased 10 additional trailers from E & J Enterprises for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000. The total amount paid for all trailers under lease was $0 and $112,000 for the first quarters of 2004 and 2003, respectively.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit No.	Description
4.7.7	First Amendment to the Credit Agreement among Old Dominion Freight Line, Inc., the Lenders Named Therein and Wachovia Bank, National Association as Agent, dated April 14, 2004

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

On January 29, 2004, we furnished a Current Report on Form 8-K under Item 12 to report our earnings for the fourth quarter and year ended 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: May 10, 2004	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: May 10, 2004	/s/ John P. Booker, III
John P. Booker, III
Vice President – Controller
(Principal Accounting Officer)