Form 10-Q
period 2004-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2004-08-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 5, 2004, there were 24,836,235 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)
(In thousands, except share and per share data)
Revenue from operations	$202,129	$163,817	$384,898	$316,682

Operating expenses:
Salaries, wages and benefits	115,270	97,127	223,720	188,984
Purchased transportation	6,959	4,860	13,240	9,764
Operating supplies and expenses	22,979	17,341	43,814	35,499
Depreciation and amortization	10,906	9,447	21,502	18,132
Building and office equipment rents	1,863	1,820	3,693	3,587
Operating taxes and licenses	7,679	6,531	14,979	12,820
Insurance and claims	6,850	4,924	12,692	8,931
Communications and utilities	2,537	2,513	5,381	4,884
General supplies and expenses	7,114	5,764	13,506	11,138
Miscellaneous expenses, net	1,071	1,299	2,569	2,086

Total operating expenses	183,228	151,626	355,096	295,825

Operating income	18,901	12,191	29,802	20,857

Other deductions:
Interest expense, net	1,393	1,564	2,763	2,997
Other expense (income), net	211	(132)	378	82

Total other deductions	1,604	1,432	3,141	3,079

Income before income taxes	17,297	10,759	26,661	17,778

Provision for income taxes	6,836	4,250	10,488	7,022

Net income	$10,461	$6,509	$16,173	$10,756

Basic and diluted earnings per share:	$0.43	$0.27	$0.67	$0.45

Weighted average shares outstanding:
Basic	24,093,607	24,062,702	24,091,318	24,049,283
Diluted	24,112,234	24,091,587	24,111,384	24,081,053

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,180	$1,051
Customer receivables, less allowances of $7,309 and $7,388, respectively	87,941	73,036
Other receivables	1,548	2,542
Tires on equipment	9,566	8,833
Prepaid expenses	9,930	11,369
Deferred income taxes	5,451	4,539

Total current assets	115,616	101,370

Property and equipment:
Revenue equipment	301,972	263,698
Land and structures	191,321	177,597
Other fixed assets	83,134	70,146
Leasehold improvements	1,665	1,584

Total property and equipment	578,092	513,025

Less accumulated depreciation and amortization	(214,999)	(197,257)

Net property and equipment	363,093	315,768

Other assets	17,731	17,421

Total assets	$496,440	$434,559

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	June 30, 2004 (Unaudited)	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,311	$12,185
Compensation and benefits	25,601	19,626
Claims and insurance accruals	20,980	17,742
Other accrued liabilities	5,247	4,603
Income taxes payable	2,730	1,736
Current maturities of long-term debt	22,094	22,440

Total current liabilities	107,963	78,332
Long-term liabilities:
Long-term debt	85,216	74,986
Other non-current liabilities	19,971	17,437
Deferred income taxes	34,483	31,263

Total long-term liabilities	139,670	123,686

Total liabilities	247,633	202,018
Shareholders’ equity:
Common stock - $.10 par value, 25,000,000 shares authorized, 24,100,235 shares outstanding at June 30, 2004 and 24,089,028 shares outstanding at December 31, 2003	2,410	2,409
Capital in excess of par value	72,261	72,169
Retained earnings	174,136	157,963

Total shareholders’ equity	248,807	232,541

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$496,440	$434,559

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2002	23,967	2,397	70,803	130,363	203,563
Net income	—	—	—	27,600	27,600
Exercise of common stock options	122	12	954	—	966
Tax benefit from exercise of common stock options	—	—	412	—	412

Balance as of December 31, 2003	24,089	2,409	72,169	157,963	232,541
Exercise of common stock options (Unaudited)	11	1	92	—	93
Net income (Unaudited)	—	—	—	16,173	16,173

Balance as of June 30, 2004 (Unaudited)	24,100	$2,410	$72,261	$174,136	$248,807

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2004 (Unaudited)	2003 (Unaudited)
Cash flows from operating activities:
Net income	$16,173	$10,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,502	18,132
Gain on sale of property and equipment	(290)	(192)
Changes in assets and liabilities:
Customer and other receivables, net	(13,911)	(3,912)
Tires on equipment	(733)	(717)
Prepaid expenses and other assets	1,128	4,941
Accounts payable	19,126	(974)
Compensation, benefits and other accrued liabilities	6,619	5,005
Claims and insurance accruals	5,170	1,562
Deferred income tax	2,308	—
Income taxes payable	994	—
Other liabilities	602	458

Net cash provided by operating activities	58,688	35,059

Cash flows from investing activities:
Purchase of property and equipment	(69,569)	(63,423)
Proceeds from sale of property and equipment	1,033	2,103

Net cash used in investing activities	(68,536)	(61,320)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	815	2,650
Principal payments under long-term debt agreements	(14,431)	(9,155)
Net proceeds from revolving line of credit	23,500	13,618
Proceeds from the conversion of stock options	93	838

Net cash provided by financing activities	9,977	7,951

Increase (decrease) in cash and cash equivalents	129	(18,310)
Cash and cash equivalents at beginning of period	1,051	19,259

Cash and cash equivalents at end of period	$1,180	$949

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

Common Stock Split

On April 22, 2004, Old Dominion announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record at the close of business on May 6, 2004. The distribution of those shares was effective May 20, 2004, and all references in this report to shares outstanding, weighted average shares outstanding and earnings per share have been restated retroactively for this stock split.

Revolving Credit Agreement

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from .75% to 1.25%. The applicable margin under this agreement for the second quarter of 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from .20% to .30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the second quarter of 2004 was .25%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25%, which was 1.0% for the second quarter of 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of .125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At June 30, 2004, there was $37,500,000 outstanding on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $16,000 and $15,000 for the first six months of 2004 and 2003, respectively.

We purchased $185,000 and $133,000 of maintenance and other services from Leasing in the first six months of 2004 and 2003, respectively. We did not lease any equipment from Leasing in the first six months of 2004 or for the entire year 2003. One trailer was purchased from Leasing on May 1, 2003 for a purchase price of $8,000.

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

On July 29, 2002, our Board of Directors also approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000. The total amount paid for all trailers under lease was $0 and $204,000 for the first six months of 2004 and 2003, respectively.

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period after giving retroactive effect for the three-for-two stock split that was effective on May 20, 2004.

Subsequent Events

On July 26, 2004, we issued and sold in an underwritten public offering, 370,000 shares of common stock in exchange for proceeds of $10,097,300, after deducting underwriting discounts and commissions. In addition to the shares sold by the Company in this public offering, Earl E. Congdon, our Chairman of the Board of Directors, and John R. Congdon, our Vice Chairman of the Board of Directors, and members of their respective families, sold an additional 2,070,000 shares of common stock.

On August 4, 2004, the underwriters for this public offering exercised their option to purchase from us an additional 366,000 shares of common stock to cover over-allotments. In exchange for these shares, we received proceeds of $9,988,140, after deducting all underwriting discounts and commissions.

Expenses associated with this offering will reduce the aggregate proceeds received by the Company by approximately $250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading less-than-truckload multi-regional motor carrier providing timely one to five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At June 30, 2004, we provided full-state coverage to 28 of the 40 states that we serve directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining 10 states as well as international services around the globe.

We combine the rapid transit times of a regional carrier with the geographic coverage of an inter-regional carrier. We believe our transit times are generally faster than those of our principal national competitors and we are highly competitive with our principal regional competition. Historically, over 90% of our revenue is derived from transporting LTL shipments.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	LTL Revenue Per LTL Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average, as light, bulky freight will be priced at higher revenue per hundredweight levels than heavy, dense freight.

•	LTL Weight Per LTL Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in LTL weight per LTL shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic and lengths of haul in excess of 1,000 miles to be national traffic. By segmenting our revenue into lengths of haul, we can determine our market share and the growth potential of our service products in those markets.

•	LTL Revenue Per LTL Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of LTL shipments we receive, to calculate total LTL revenue.

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour and platform pounds per hour. We believe density is a key component in our ability to sustain or increase profitable growth.

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

We believe our non-union workforce gives us a significant advantage over our unionized LTL competition. Advantages of our workforce include flexible hours and the ability of our employees to perform multiple tasks, which we believe result in greater productivity, customer service, efficiency and cost savings. We focus on communication and the continued education, development and motivation of our employees to promote our relationships with our employees.

Market fluctuations in the cost of key components of our cost structure, such as diesel fuel, affect our profitability. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. We are also subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	57.0	59.3	58.1	59.7
Purchased transportation	3.4	3.0	3.4	3.1
Operating supplies and expenses	11.4	10.6	11.4	11.2
Depreciation and amortization	5.4	5.8	5.6	5.7
Building and office equipment rents	0.9	1.1	1.0	1.1
Operating taxes and licenses	3.8	4.0	3.9	4.0
Insurance and claims	3.4	3.0	3.3	2.8
Communications and utilities	1.3	1.5	1.4	1.6
General supplies and expenses	3.5	3.5	3.5	3.5
Miscellaneous expenses	0.5	0.8	0.7	0.7

Total operating expenses	90.6	92.6	92.3	93.4

Operating income	9.4	7.4	7.7	6.6

Interest expense, net	0.7	0.9	0.7	1.0
Other expense, net	0.1	(.1)	0.1	—

Income before income taxes	8.6	6.6	6.9	5.6

Provision for income taxes	3.4	2.6	2.7	2.2

Net income	5.2%	4.0%	4.2%	3.4%

Results of Operations

For the second quarter and the first six months of 2004, we continued to produce double-digit growth in revenue, profitability and earnings per share. Second quarter revenue grew 23.4% to $202,129,000 from $163,817,000 for the prior-year comparable quarter. When combined with the 19.6% increase in revenue we recorded in the first quarter, our revenue grew to $384,898,000 for the first six months of 2004, an increase of 21.5% over the same period in 2003.

The additional revenue we produced in 2004 reflects an increase in our operational density and resulted in certain operating efficiencies that decreased our operating ratio. For the second quarter 2004 our operating ratio was 90.6% compared to 92.6% for the prior-year period. For the first six months of 2004 our operating ratio was 92.3% compared to 93.4% for the first six months of 2003. As a result, net income for the second quarter increased 60.7% to $10,461,000 and net income for the first six months of 2004 increased 50.4% to $16,173,000.

Basic and diluted earnings per share for the second quarter increased 59.3% to $.43, compared to $.27 for the second quarter of 2003. For the first six months of 2004, diluted earnings per share increased 48.9% to $.67 from $.45 for the same period in 2003.

Revenue

Revenue increases in the second quarter and the first half of 2004 were primarily a result of volume increases in LTL tonnage and LTL shipments. LTL tonnage grew 18.0% in the second quarter and 17.9% for the first half of the year compared to the same periods in 2003. LTL shipments grew 12.9% for the current quarter and 14.3% for the first six months of the year. Because LTL tonnage grew at a faster rate than LTL shipments, our weight per LTL shipment increased 4.4% to 1,062 pounds for the quarter and increased 3.1% to 1,052 for the first half of 2004.

We attribute the increase in LTL weight per LTL shipment to an improving economic environment and to a slight shift in our customer base. Since February 2004, we have experienced a trend of monthly increases in LTL weight per LTL shipment, which we believe indicates greater demand for our customers’ products and a resulting increase in shipment size and weight. In addition, we have seen higher year-over-year growth rates in our customer base that is priced through individual contracts. Our contract business increased approximately 33% over the second quarter 2003 and approximately 34% over the first six months of 2003. We believe the expansion of our service center network and full-state coverage in 28 of those states has positioned us to be attractive to larger customers that ship to and from many regions in the country and seek to reduce their number of core carriers. Our contract customers generally offer larger shipments, which increases our average LTL weight per LTL shipment.

Typically, our revenue per hundredweight on contract business is priced lower than non-contract business, due to allowances for operating efficiencies gained from the increased number, size and consistency of the shipments, as well as the long-term potential benefit of these contractual relationships. Despite this impact, our LTL revenue per LTL hundredweight increased 2.4% for the comparative quarters and 1.3% for the comparative six-month periods. This increase was partially due to increases in our average length of haul to 937 miles for the second quarter, an increase of .8% over the comparable quarter in 2003, and to 945 miles for the first half of 2004, an increase of 2.2% over the same period in 2003. In addition, we implemented a general price increase on our public tariff base rates on June 1, 2004, which impacted approximately 40% of our revenue base.

The combination of increases in LTL weight per LTL shipment and LTL revenue per LTL hundredweight produced improvements in LTL revenue per LTL shipment. LTL revenue per LTL shipment was $155.68 for the second quarter of 2004 and $153.07 for the first half of the year, an improvement over the prior-year period of 7.0% and 4.5%, respectively.

During the first half of 2004, we opened service centers in Bakersfield, California; Sarasota, Florida; Dayton and Youngstown, Ohio; Portland, Oregon; Seattle, Washington; and La Crosse and Wausau, Wisconsin. In addition to these openings, we improved our direct service capabilities in Canada and initiated sales operations in Toronto and Montreal. In the second quarter of 2004, we began providing full-state coverage in Wisconsin and on August 2, 2004, we also began to provide full-state coverage in Michigan, increasing our full-state coverage to 29 states. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our second quarter and six-month results.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating expenses.

Due to increases in diesel fuel prices in 2004, our fuel surcharge per gallon of fuel consumed increased 39.6% over the second quarter of 2003 and 13.7% over the comparable six-month periods.

In the first six months of 2004, we exceeded our targeted revenue growth projections of between 10% and 15% that was established as our goal for 2004. Based upon these results and our current projections, we are confident of achieving this goal for the entire year of 2004.

Operating Costs and Other Expenses

During the second quarter and first half of 2004, increases in tonnage and concentrations of shipments moving through our route structure and service center network generated operating efficiencies that resulted in increased profitability. The benefits of this improved density, measured over many functions of our operations, were instrumental in the reduction of our operating ratio to 90.6% for the second quarter and 92.3% for the first half of the year compared to prior-year periods of 92.6% and 93.4%, respectively. Much of that improvement was achieved through reductions as a percentage of revenue in salaries, wages and benefits, the largest component of our cost structure, which decreased to 57.0% of revenue for the second quarter from 59.3% for the second quarter of 2003, and decreased to 58.1% of revenue for the first half of 2004 from 59.7% for the first half of 2003.

The additional freight volumes enabled us to leverage the costs of our salaried and clerical workforce. In the comparative second quarters, salary and clerical wages decreased to 12.9% of revenue from 13.3% and decreased to 12.8% of revenue from 13.6% for the comparable six-month periods.

We continued to reduce our P&D driver labor as a percent of revenue, which decreased to 11.1% for the second quarter from 11.9% for the same quarter of 2003. For the first six months of 2004, P&D driver labor decreased to 11.4% of revenue from 11.9% for the comparable period in 2003. A portion of these savings resulted from the rollout of our driver hand-held computers, which was completed by year-end 2003. These handheld computers provide direct communication between our drivers, service center personnel and other Old Dominion systems, which results in more efficient routing of our P&D fleet and increased productivity. In addition, these devices allow our drivers to capture real-time information during pickups and deliveries, including the number and weight of shipments as well as other vital shipping information that allows for increased efficiency in our dock and linehaul operations. For the six-month comparable periods, we achieved a 2.3% increase in P&D shipments per hour and a .6% improvement in P&D stops per hour.

Linehaul driver wages decreased to 11.8% from 12.1% for the comparative second quarters and decreased to 11.9% from 12.1% for the comparative six-month periods. Our linehaul laden load average, a measurement of linehaul trailer utilization, increased 4.2% for the second quarter of 2004 and 3.9% for the first half of 2004 over the comparable year periods. In addition, revenue per linehaul mile increased to $3.74 for the second quarter and to $3.70 for the first half of 2004, reflecting increases over the prior-year periods of 7.5% and 5.7%, respectively.

We purchase transportation services for our linehaul and local pickup and delivery operations from other motor carriers and rail providers when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation increased to 3.4% of revenue from 3.0% for the comparative quarters and increased to 3.4% of revenue from 3.1% for the six-month periods, primarily due to increases in purchased motor and rail linehaul services. During the first half of 2004, these services were utilized to offset freight imbalances so that we could more efficiently utilize our drivers and equipment fleet.

Operating supplies and expenses increased to 11.4% of revenue for the second quarter of 2004 from 10.6% and increased to 11.4% of revenue for the first six months of 2004 from 11.2%, primarily due to diesel fuel price fluctuations. Diesel fuel costs, excluding fuel taxes, increased to 6.2% of revenue for the second quarter compared to 5.2% for the same period in 2003. For the comparable six-month periods, diesel fuel increased to 6.2% of revenue from 5.7%. We currently do not use diesel fuel hedging instruments; therefore, we are subject to price fluctuations and our ability to apply fuel surcharges. We believe that our fuel surcharges, which decrease or are eliminated as fuel prices approach base levels, have effectively offset price fluctuations in diesel fuel in 2004.

The 23.4% revenue growth in the second quarter 2004 enabled us to leverage our investments in property and equipment, thereby reducing our depreciation expense to 5.4% compared to 5.8% in the second quarter of 2003. For the comparable six months, depreciation expense decreased slightly to 5.6% from 5.7%. Approximately 81% of our 2004 planned net capital expenditures, or $68,536,000, was completed in the first half of the year for planned asset replacements and in order to increase our fleet and service center capacity to accommodate our growth. In addition, the investments in service centers coupled with a 9.4% increase in revenue per service center for the first half of 2004 resulted in a decrease in net service center lease costs of .1% of revenue for both the second quarter and first six months of 2004 versus the respective prior-year periods.

Insurance expenses, primarily for bodily injury, property damage and cargo claims, increased to 3.4% of revenue for the second quarter and 3.3% for the first half of 2004 compared to 3.0% and 2.8% for the respective periods in 2003. We choose to self-insure a portion of our bodily injury, property damage and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. In the second quarter of 2004, self-insured bodily injury and property damage expenses, resulting from claims under insured retention levels, increased to 1.5% of revenue from 1.0% and increased to 1.3% for the first six months of 2004 from .8% for the same period in 2003.

During the second quarter and the first half of 2004, we successfully leveraged other costs, including operating taxes and licenses, communications and utilities, and miscellaneous expenses, which as a group decreased to 5.6% of revenue for the second quarter and 6.0% for the first half of 2004 compared to 6.3% of revenue for both comparable periods in 2003.

Long-term debt including current maturities was $107,310,000 at June 30, 2004 compared to $100,336,000 at June 30, 2003, an increase of 7.0%. Because our credit facility carries a lower interest rate than our senior notes, and due to a shift of average outstanding debt from senior notes to the credit facility, our interest expense for the second quarter and first half of 2004 decreased from the previous year comparable periods. Interest expense, net of interest income, decreased $171,000 for the comparative second quarters and $234,000 for the comparative six-month periods. We also capitalized $66,000 more interest in the second quarter and first six months of 2004 than the previous year periods, which also contributed to the decrease in net interest expense.

The effective tax rates for the second quarter and first half of 2004 were 39.5% and 39.3%, respectively, compared to 39.5% for the same periods in 2003.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $68,536,000 in the first six months of 2004. Cash and cash flows generated internally during the first six months of 2004 funded approximately 86% of these expenditures, the remainder of which were funded through additional borrowings. At June 30, 2004, long-term debt including current maturities increased to $107,310,000 from $97,426,000 at December 31, 2003.

We estimate net capital expenditures to be approximately $80,000,000 to $85,000,000 for the year ending December 31, 2004. Of that, approximately $55,000,000 is allocated for the purchase of tractors and trailers; $17,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $8,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our capital expenditures for the first six months of 2004 and the years ended December 31, 2003, 2002 and 2001, excluding assets acquired as part of business acquisitions:

	YTD June 2004	Year Ended December 31,
(In thousands)		2003	2002	2001
Land and structures	$13,441	$36,111	$21,637	$30,245
Tractors	29,575	32,710	22,900	4,151
Trailers	12,687	12,746	8,800	1,284
Technology	4,870	14,917	7,840	4,806
Other	8,996	5,419	8,815	3,128
Acquisition of business assets, net	—	—	—	10,055
Proceeds from sale	(1,033)	(3,462)	(887)	(6,706)

Total	$68,536	$98,441	$69,105	$46,963

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended effective April 14, 2004, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to .25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from .75% to 1.25%. The applicable margin under this agreement for the second quarter of 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from .20% to .30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the second quarter of 2004 was .25%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from .75% to 1.25%, which was 1.0% for the second quarter of 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of .125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At June 30, 2004, there was $37,500,000 outstanding on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

We have three senior note agreements outstanding totaling $58,714,000 at June 30, 2004. These notes call for periodic principal payments with maturities ranging from 2005 to 2008, of which $16,607,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 6.35% to 7.59%. Under the provisions of one of these notes, we may issue up to $15,000,000 of additional senior notes. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

We have a term loan with principal outstanding of $8,640,000 as of June 30, 2004, which was used to purchase 300 tractors. The borrowing under the term loan is evidenced by 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,052,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our credit facility, which had an outstanding balance of $37,500,000 at June 30, 2004. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2004:

Contractual Obligations (1)	Payments Due by Period (In Thousands)
	Total	Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Long-Term Debt	$105,092	$20,897	$67,695	$16,500	—
Capital Lease Obligations	2,218	1,197	1,021	—	—
Operating Leases	21,959	9,980	9,934	2,015	30

Other Commercial Commitments (2)	Total Amounts Committed	Amount of Commitment Expiration Per Period (In Thousands)
		Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Standby Letters of Credit	$31,047	$31,047	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $58,714,000; capital lease obligations for trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.

(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

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

Goodwill - The excess cost over net assets acquired in connection with acquisitions, or goodwill, is recorded in “Other Assets”. We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002, October 1, 2002 and October 1, 2003. Based on those analyses, we concluded that there was no impairment of goodwill on those measurement dates. At June 30, 2004, goodwill totaled $10,648,000. Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of 3 to 25 years.

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

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the first six months of 2004 and the entire year 2003, the net effect of inflation on our results of operations was minimal.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. The remaining periods reflect increased demand for our services and generally result in improved operating margins.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $16,000 and $15,000 for the first six months of 2004 and 2003, respectively.

We purchased $185,000 and $133,000 of maintenance and other services from Leasing in the first six months of 2004 and 2003, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in the first six months of 2004 or for the entire year 2003.

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

On July 29, 2002, our Board of Directors also approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000. The total amount paid for all trailers under lease was $0 and $204,000 for the first six months of 2004 and 2003, respectively.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all related party transactions.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s compliance with recent legislation requiring companies to evaluate their internal control over financial reporting; (5) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (6) the availability and cost of fuel; (7) difficulty in attracting or retaining qualified drivers; (8) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury and workers’ compensation and the costs of insurance; (9) the Company’s significant ongoing cash requirements; (10) the availability and cost of new equipment; (11) the costs of compliance with, or liability for violation of, existing or future governmental regulation; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the 2004 Annual Meeting of Shareholders held on May 17, 2004:

1.	All of the following individuals nominated were elected to serve as directors and received the number of votes set opposite their respective names:

Nominee	For	Withheld
J. Paul Breitbach	13,817,428	412,722
Earl E. Congdon	11,086,296	3,143,854
John R. Congdon	11,089,138	3,141,012
David S. Congdon	11,089,669	3,140,481
John R. Congdon, Jr.	11,089,143	3,141,007
Robert G. Culp, III	13,834,028	396,122
John A. Ebeling	10,817,351	3,412,799
Harold G. Hoak	13,817,253	412,897
Franz F. Holscher	13,817,253	412,897

2.	A proposal to amend the Company’s Articles of Incorporation to limit director and officer liability under certain circumstances was approved by the following shareholder vote:

For	Withheld	Abstain
13,690,261	497,944	41,944

3.	A proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000 did not obtain the required shareholder vote:

For	Withheld	Abstain
8,653,840	5,559,625	16,684

The following matter was voted upon at a Special Meeting of Shareholders held on July 30, 2004:

1.	A proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 70,000,000 shares was approved by the following shareholder vote:

For	Withheld	Abstain
19,274,080	3,720,211	20,162

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit No.	Description
3.1.1	Articles of Incorporation, as amended.

10.17.1	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective June 10, 2004. Incorporated by reference to the exhibit of the same number contained in the Company’s current report on Form 8-K dated June 10, 2004.

10.17.2	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective June 10, 2004. Incorporated by reference to the exhibit of the same number contained in the Company’s current report on Form 8-K dated June 10, 2004.

10.17.3	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective June 10, 2004. Incorporated by reference to the exhibit of the same number contained in the Company’s current report on Form 8-K dated June 10, 2004.

10.17.4	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective June 10, 2004. Incorporated by reference to the exhibit of the same number contained in the Company’s current report on Form 8-K dated June 10, 2004.

10.17.5	Underwriting Agreement among Old Dominion Freight Line, Inc. and Legg Mason Wood Walker, Incoporated, BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and Stephens, Inc., as representatives of the several underwriters, dated July 20, 2004.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

On April 22, 2004, we furnished a Current Report on Form 8-K under Item 12 to report our earnings for the first quarter March 31, 2004 and to announce a three-for-two stock split for shareholders of record on May 6, 2004.

On June 10, 2004, we furnished a Current Report on Form 8-K under Item 5 to report new employment agreements with four senior management employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 5, 2004	/s/ J. Wes Frye
J. Wes Frye Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE: August 5, 2004	/s/ John P. Booker, III
John P. Booker, III Vice President - Controller (Principal Accounting Officer)