Form 10-Q
period 2004-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2004-11-08
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(Zip Code)

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

As of November 4, 2004, there were 24,845,235 shares of the registrant’s Common Stock ($.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	Sept. 30, 2004 (Unaudited)	Sept. 30, 2003 (Unaudited)	Sept. 30, 2004 (Unaudited)	Sept. 30, 2003 (Unaudited)
Revenue from operations	$215,117	$176,873	$600,015	$493,555

Operating expenses:
Salaries, wages and benefits	120,674	102,843	344,394	291,827
Purchased transportation	7,859	5,882	21,099	15,646
Operating supplies and expenses	26,360	18,052	70,174	53,551
Depreciation and amortization	11,536	9,949	33,038	28,081
Building and office equipment rents	1,915	1,880	5,608	5,467
Operating taxes and licenses	7,891	6,794	22,870	19,614
Insurance and claims	6,172	4,290	18,864	13,221
Communications and utilities	3,030	2,705	8,411	7,589
General supplies and expenses	7,020	5,900	20,526	17,038
Miscellaneous expenses, net	1,143	1,800	3,712	3,886

Total operating expenses	193,600	160,095	548,696	455,920

Operating income	21,517	16,778	51,319	37,635

Other deductions:
Interest expense, net	1,290	1,531	4,053	4,528
Other expense, net	97	179	475	261

Total other deductions	1,387	1,710	4,528	4,789

Income before income taxes	20,130	15,068	46,791	32,846

Provision for income taxes	7,915	5,952	18,403	12,974

Net income	$12,215	$9,116	$28,388	$19,872

Earnings per share:
Basic	$0.50	$0.38	$1.17	$0.83
Diluted	$0.50	$0.38	$1.17	$0.82

Weighted average shares outstanding:
Basic	24,600,431	24,080,171	24,261,022	24,059,579
Diluted	24,616,231	24,106,276	24,279,666	24,089,460

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,094	$1,051
Customer receivables, less allowances of $7,588 and $7,388, respectively	93,906	73,036
Other receivables	2,246	2,542
Tires on equipment	10,204	8,833
Prepaid expenses	8,603	11,369
Deferred income taxes	4,599	4,539

Total current assets	122,652	101,370

Property and equipment:
Revenue equipment	307,305	263,698
Land and structures	193,557	177,597
Other fixed assets	82,296	70,146
Leasehold improvements	948	1,584

Total property and equipment	584,106	513,025

Less accumulated depreciation and amortization	(222,574)	(197,257)

Net property and equipment	361,532	315,768

Other assets	17,990	17,421

Total assets	$502,174	$434,559

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	September 30, 2004 (Unaudited)	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,873	$12,185
Compensation and benefits	25,731	19,626
Claims and insurance accruals	21,791	17,742
Other accrued liabilities	6,112	4,603
Income taxes payable	—	1,736
Current maturities of long-term debt	22,046	22,440

Total current liabilities	102,553	78,332

Long-term liabilities:
Long-term debt	58,957	74,986
Other non-current liabilities	20,962	17,437
Deferred income taxes	38,926	31,263

Total long-term liabilities	118,845	123,686

Total liabilities	221,398	202,018

Shareholders’ equity:
Common stock - $.10 par value, 70,000,000 shares authorized, 24,836,235 shares outstanding at September 30, 2004 and 24,089,028 shares outstanding at December 31, 2003	2,484	2,409
Capital in excess of par value	91,941	72,169
Retained earnings	186,351	157,963

Total shareholders’ equity	280,776	232,541

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$502,174	$434,559

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in excess of par value	Retained earnings	Total
	Common Stock
(In thousands)	Shares	Amount
Balance as of December 31, 2002	23,967	$2,397	$70,803	$130,363	$203,563
Net income	—	—	—	27,600	27,600
Exercise of common stock options	122	12	954	—	966
Tax benefit from exercise of common stock options	—	—	412	—	412

Balance as of December 31, 2003	24,089	2,409	72,169	157,963	232,541

Net income (Unaudited)	—	—	—	28,388	28,388
Exercise of common stock options (Unaudited)	11	1	92	—	93
Sale of common stock (Unaudited)	736	74	19,680	—	19,754

Balance as of September 30, 2004 (Unaudited)	24,836	$2,484	$91,941	$186,351	$280,776

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Sept. 30,
(In thousands)	2004 (Unaudited)	2003 (Unaudited)
Cash flows from operating activities:
Net income	$28,388	$19,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,038	28,081
(Gain) loss on sale of property and equipment	(385)	209
Changes in assets and liabilities:
Customer and other receivables, net	(20,574)	(10,676)
Tires on equipment	(1,371)	(817)
Prepaid expenses and other assets	2,196	6,841
Accounts payable	14,688	2,396
Compensation, benefits and other accrued liabilities	7,614	7,902
Claims and insurance accruals	6,731	2,446
Deferred income tax	7,603	4,938
Income taxes payable	(1,736)	—
Other liabilities	843	753

Net cash provided by operating activities	77,035	61,945

Cash flows from investing activities:
Purchase of property and equipment	(79,879)	(83,119)
Proceeds from sale of property and equipment	1,463	3,373

Net cash used in investing activities	(78,416)	(79,746)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	815	2,650
Principal payments under long-term debt agreements	(20,738)	(10,537)
Net proceeds from revolving line of credit	3,500	14,000
Proceeds from the conversion of stock options	93	1,021
Net proceeds from stock issuance	19,754	—

Net cash provided by financing activities	3,424	7,134

Increase (decrease) in cash and cash equivalents	2,043	(10,667)
Cash and cash equivalents at beginning of period	1,051	19,259

Cash and cash equivalents at end of period	$3,094	$8,592

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

Sale of Common Stock

On July 26, 2004, we issued and sold in an underwritten public offering, 370,000 shares of common stock in exchange for proceeds of $10,097,000, after deducting underwriting discounts and commissions. In addition to the shares sold by the Company in this public offering, Earl E. Congdon, our Chairman of the Board of Directors, and John R. Congdon, our Vice Chairman of the Board of Directors, and members of their respective families, sold an additional 2,070,000 shares of common stock.

On August 4, 2004, the underwriters for this public offering exercised their option to purchase from us an additional 366,000 shares of common stock to cover over-allotments. In exchange for these shares, we received proceeds of $9,988,000, after deducting underwriting discounts and commissions.

Additional costs associated with this offering, which reduced the aggregate proceeds received by the Company, were approximately $331,000.

Revolving Credit Agreement

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended effective April 14, 2004, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for the third quarter of 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively.

Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the third quarter of 2004 was 0.25%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which was 1.0% for the third quarter of 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At September 30, 2004, there was $17,500,000 outstanding on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $23,000 and $50,000 for the first nine months of 2004 and 2003, respectively.

We purchased $261,000 and $200,000 of maintenance and other services from Leasing in the first nine months of 2004 and 2003, respectively. We did not lease any equipment from Leasing in the first nine months of 2004 or for the entire year 2003. One trailer was purchased from Leasing on May 1, 2003 for a purchase price of $8,000.

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

There were no lease agreements in effect with E & J Enterprises during 2004. For the first nine months of 2003, we paid E & J Enterprises $296,000 for trailers under lease agreements.

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period after giving retroactive effect for the three-for-two stock split that was effective on May 20, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading less-than-truckload multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At September 30, 2004, we provided full-state coverage to 29 of the 40 states that we serve directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

We combine the rapid transit times of a regional carrier with the geographic coverage of an inter-regional carrier. We believe our transit times are generally faster than those of our principal national competitors and we are highly competitive with our principal regional competition. Historically, over 90% of our revenue is derived from transporting LTL shipments.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	LTL Revenue Per LTL Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average, as light, bulky freight will be priced at higher revenue per hundredweight levels than heavy, dense freight. Fuel surcharges and accessorial charges are included in this measurement.

•	LTL Weight Per LTL Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in LTL weight per LTL shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic and lengths of haul in excess of 1,000 miles to be national traffic. By segmenting our revenue into lengths of haul, we can determine our market share and the growth potential of our service products in those markets.

•	LTL Revenue Per LTL Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of LTL shipments we receive, to calculate total LTL revenue.

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

The majority of direct costs associated with our business are driver and service center wages, employee benefits, operating supplies and expenses, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry wide comparisons with our competition.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	56.1	58.2	57.4	59.1
Purchased transportation	3.6	3.3	3.5	3.2
Operating supplies and expenses	12.3	10.2	11.7	10.9
Depreciation and amortization	5.4	5.6	5.5	5.7
Building and office equipment rents	0.9	1.1	0.9	1.1
Operating taxes and licenses	3.7	3.8	3.8	4.0
Insurance and claims	2.9	2.4	3.2	2.7
Communications and utilities	1.4	1.5	1.4	1.5
General supplies and expenses	3.2	3.4	3.4	3.4
Miscellaneous expenses	0.5	1.0	0.6	0.8

Total operating expenses	90.0	90.5	91.4	92.4

Operating income	10.0	9.5	8.6	7.6

Interest expense, net	0.6	0.9	0.7	0.9
Other expense, net	—	0.1	0.1	—

Income before income taxes	9.4	8.5	7.8	6.7

Provision for income taxes	3.7	3.3	3.1	2.7

Net income	5.7%	5.2%	4.7%	4.0%

Results of Operations

Our revenue, operating ratio, net income and diluted earnings per share for the third quarters and nine-month periods of 2004 and 2003 are presented below:

(In thousands, except per share amounts)

	Third Quarter Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
Revenue	$215,117	$176,873	$600,015	$493,555
Operating ratio	90.0%	90.5%	91.4%	92.4%
Net income	$12,215	$9,116	$28,388	$19,872
Diluted earnings per share	$0.50	$0.38	$1.17	$0.82

We continued to produce double-digit growth in revenue, net income and diluted earnings per share in the third quarter and for the first nine months of 2004. Revenue grew 21.6% for both the third quarter and nine-month periods of 2004. Because our focus remained primarily on revenue growth in existing markets, we were successful in increasing our operating density and achieved reductions in our operating ratio for the quarter and nine-month periods of 0.5% and 1.0%, respectively, when compared to prior-year periods. Increased revenue and improved operating efficiency enabled us to achieve a 34.0% increase in net income for the third quarter and a 42.9% increase year-to-date over the comparable periods in 2003. Diluted earnings per share increased 31.6% for the quarter and 42.7% for the first nine months of 2004, despite the dilutive effect of the third quarter 2004 stock offering, which increased our outstanding shares by 736,000 shares.

Revenue

Revenue growth for the third quarter and first nine months of 2004 was primarily due to increased LTL tonnage, which increased over prior-year comparable periods by 14.9% in the third quarter and 16.8% in the first nine months of 2004. We experienced increases in both the number of LTL shipments and in LTL weight per LTL shipment throughout 2004. For the third quarter 2004, LTL shipments increased 8.9% to 1,230,000 and average LTL weight per LTL shipment increased 5.4% to 1,090 lbs. For the first nine months of 2004, LTL shipments increased 12.4% to 3,586,000 and average LTL weight per LTL shipment increased 3.9% to 1,065 lbs.

Since February 2004, we have experienced sequential monthly increases in LTL weight per LTL shipment, which we believe indicates greater demand for our customers’ products and a resulting increase in overall shipment size and weight. In addition, we have seen higher year-over-year growth rates in our customer base that is priced through individual contracts. Through the first nine months of 2004, revenue based on contractual pricing increased to 39.3% of our total revenue from 36.8% for the comparable period in 2003, a growth rate of 31.0%. We believe the expansion of our service center network and full-state coverage in 29 of those states we serve has positioned us to be attractive to larger customers that ship to and from many regions in the country and seek to reduce their number of core carriers. Our contract customers generally offer larger shipments, which increase our average LTL weight per LTL shipment.

LTL revenue per LTL hundredweight increased 3.5% to $14.91 over the comparable-year quarter and increased 2.1% to $14.68 over the comparable nine-month period. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset fluctuations in the price of diesel fuel, which is one of the larger components of our operating expenses. A significant portion of the increases in LTL revenue per LTL hundredweight for the comparable periods was due to increased fuel surcharges that have resulted from rising diesel fuel prices in 2004.

The combination of increases in LTL weight per LTL shipment and LTL revenue per LTL hundredweight produced improvements in LTL revenue per LTL shipment. LTL revenue per LTL shipment was $162.55 for the third quarter 2004 and $156.32 for the first nine months of the year, an improvement over the prior-year periods of 9.1% and 6.1%, respectively.

Our average length of haul has decreased from its historical high in the first quarter 2004 of 953 miles to 922 miles in the third quarter, reflecting higher growth in our shorter-haul regional and inter-regional lanes. On a comparable period basis, our average length of haul decreased 0.2% for the quarter, while increasing to 937 miles, or 1.3%, for the nine-month periods.

During the third quarter 2004, we opened service centers in Lansing and Traverse City, Michigan, which enabled us to offer full-state coverage in Michigan, increasing our full-state coverage to 29 states. In the first half of 2004, we also opened service centers in Bakersfield, California; Sarasota, Florida; Dayton and Youngstown, Ohio; Portland, Oregon; Seattle, Washington; and La Crosse and Wausau, Wisconsin. In addition to these openings, we improved our direct service capabilities in Canada and initiated sales operations in Toronto and Montreal. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our third quarter and nine-month results.

Operating Costs and Other Expenses

During the third quarter and first nine months of 2004, increases in tonnage and concentrations of shipments moving through our route structure and service center network generated operating efficiencies that resulted in increased profitability. The benefits of greater density, measured over many functions of our operations, were instrumental in the reduction of our operating ratio to 90.0% for the third quarter and to 91.4% for the first nine months of the year compared to prior-year periods of 90.5% and 92.4%, respectively. Much of that improvement was achieved through reductions as a percentage of revenue in salaries, wages and benefits, the largest component of our cost structure, which decreased to 56.1% of revenue for the third quarter 2004 from 58.2% for the third quarter 2003, and decreased to 57.4% of revenue for the first nine months of 2004 from 59.1% for the nine-month period in 2003.

Driver wages decreased to 22.6% of revenue for the third quarter 2004 from 23.6% for the third quarter 2003, a reduction of 4.2%. For the first nine months of 2004, driver wages decreased to 23.0% of revenue compared to 23.8% for the first nine months of 2003, a decrease of 3.4%. Due primarily to increased freight density, our P&D shipments per hour for the quarter and the first nine months of 2004 increased 1.3% and 2.0%, respectively, over the comparable periods in 2003. We also experienced a 0.1% improvement in our laden load average for the quarter and a 2.6% improvement for the nine-month comparable period. We experienced similar reductions in platform labor, which decreased to 7.7% of revenue for the quarter and 7.8% for the nine-month period in 2004 from 8.0% and 7.9% for the comparable prior-year periods.

We purchase transportation services from other motor carriers and railroads for linehaul and pickup and delivery services. We also contract with lease operators and lease tractors, trailers and other revenue producing equipment. We utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased linehaul services increased to 1.1% of revenue from 0.6% for the comparative quarters and to 0.9% of revenue from 0.4% for the comparative nine months. We increased our utilization of these linehaul services in 2004 primarily to offset freight imbalances in our longer haul lanes.

Operating supplies and expenses increased to 12.3% of revenue for the third quarter of 2004 from 10.2% and increased to 11.7% of revenue for the first nine months of 2004 from 10.9%, primarily due to diesel fuel price increases. Our average price per gallon of diesel fuel, excluding fuel taxes, increased 43.1% in the third quarter and 21.3% in the first nine months of 2004 compared to the prior-year periods. We currently do not use diesel fuel hedging instruments; therefore, we are subject to price fluctuations. We believe that our fuel surcharges, which decrease or are eliminated as fuel prices approach base levels, have effectively offset the increases in diesel fuel prices in 2004.

The focus on revenue growth in existing markets has provided opportunities to leverage our investments in property and equipment. Depreciation and amortization expense decreased to 5.4% of revenue in the third quarter and to 5.5% in the first nine months of 2004 compared to 5.6% and 5.7% for the comparable periods in 2003, respectively. In addition, leases for service center properties, net of lease income, decreased to 0.8% of revenue for the third quarter and first nine months of 2004 from 1.0% for both prior-year periods. As a result of greater service center utilization, our average revenue per service center increased 9.6% for the third quarter and 9.5% for the nine-month period in 2004 over prior-period levels.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, increased to 2.9% of revenue from 2.4% in the third quarter 2003 and increased to 3.2% of revenue from 2.7% for the nine-month period in 2003. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. While cargo claims liabilities in 2004 have remained relatively constant with 2003 experience, our auto liability claims experience under our retention level has increased to 1.0% of revenue for the third quarter and to 1.2% for the nine-month period compared to 0.5% and 0.7% for the prior-year comparable periods.

We applied proceeds from the third quarter stock offering to reduce outstanding debt on our credit facility. At September 30, 2004, long-term debt including current maturities was $81,003,000 compared to $99,336,000 at September 30, 2003, a decrease of $18,333,000, or 18.5%. As a result, interest expense, net of interest income, decreased $241,000 for the comparative third quarters and $475,000 for the comparative nine-month periods. We also capitalized $48,000 more interest in the third quarter and $164,000 more interest in the first nine months of 2004 than the previous year periods, which also contributed to the decrease in net interest expense.

The effective tax rate for the third quarter and first nine months of 2004 was 39.3% compared to 39.5% for the same periods in 2003.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $78,416,000 in the first nine months of 2004. Cash and cash flows generated internally during the first nine months of 2004 funded approximately 98% of these expenditures, while proceeds from the third quarter 2004 offering funded the remainder. At September 30, 2004, long-term debt including current maturities decreased to $81,003,000 from $97,426,000 at December 31, 2003.

We estimate net capital expenditures to be approximately $83,000,000 to $86,000,000 for the year ending December 31, 2004. Of that, approximately $56,000,000 is allocated for the purchase of tractors and trailers; $20,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $8,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our net capital expenditures for the first nine months of 2004 and the years ended December 31, 2003, 2002 and 2001, excluding assets acquired as part of business acquisitions:

	YTD September 2004	Year Ended December 31,
(In thousands)		2003	2002	2001
Land and structures	$15,711	$36,111	$21,637	$30,245
Tractors	32,785	32,710	22,900	4,151
Trailers	18,476	12,746	8,800	1,284
Technology	6,906	14,917	7,840	4,806
Other	6,001	5,419	8,815	3,128
Acquisition of business assets, net	—	—	—	10,055
Proceeds from sale	(1,463)	(3,462)	(887)	(6,706)

Total	$78,416	$98,441	$69,105	$46,963

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, N.A.; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended effective April 14, 2004, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for the third quarter of 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the third quarter of 2004 was 0.25%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which was 1.0% for the third quarter of 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At September 30, 2004, there was $17,500,000 outstanding on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

We have three senior note agreements outstanding totaling $53,714,000 at September 30, 2004. These notes call for periodic principal payments with maturities ranging from 2005 to 2008, of which $16,607,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 6.35% to 7.59%.

We have a term loan with principal outstanding of $7,644,000 as of September 30, 2004, which was used to purchase 300 tractors. The borrowing under the term loan is evidenced by 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,097,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our credit facility, which had an outstanding balance of $17,500,000 at September 30, 2004. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel-hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2004:

	Payments due by period (in thousands)
Contractual obligations (1)	Total	Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Long-term debt	$79,017	$20,863	$46,654	$11,500	$—
Capital lease obligations	1,986	1,183	803	—	—
Operating leases	29,013	10,434	10,891	2,853	4,835

Total obligations	$110,016	$32,480	$58,348	$14,353	$4,835

	Total amounts committed	Amount of commitment expiration per period (in thousands)
Other commercial commitments (2)		Less than 12 months	13 – 36 months	37 - 60 months	Over 60 months
Standby letters of credit	$31,047	$31,047	$—	$—	$—

Total commitments	$31,047	$31,047	$—	$—	$—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $53,714,000; capital lease obligations for trailers and computer equipment; and off-balance sheet operating leases primarily consisting of real estate leases.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

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

Goodwill - The excess cost over net assets acquired in connection with acquisitions, or goodwill, is recorded in “Other Assets”. We adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002 and completed the required analyses of the fair value of our single reporting unit compared to the carrying value as of January 1, 2002, October 1, 2002 and October 1, 2003. Based on those analyses, we concluded that there was no impairment of goodwill on those measurement dates. During the fourth quarter 2004, we will complete a similar analysis of fair value versus carrying value of our reporting unit as of October 1, 2004. At September 30, 2004, goodwill totaled $10,648,000. Prior to the adoption of SFAS 142, these intangible assets were amortized using a straight-line method over their estimated useful lives of 3 to 25 years.

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

We provide vehicle repair, maintenance and other services to Leasing at cost plus a negotiated markup, and we rent vehicle repair facilities to Leasing at two of our service center locations for fair market value. For these services and use of these facilities, we charged Leasing $23,000 and $50,000 for the first nine months of 2004 and 2003, respectively.

We purchased $261,000 and $200,000 of maintenance and other services from Leasing in the first nine months of 2004 and 2003, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We did not lease any equipment from Leasing in the first nine months of 2004 or for the entire year 2003.

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

On July 29, 2002, our Board of Directors also approved the leasing from E & J Enterprises of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000. The total amount paid for all trailers under lease was $0 and $296,000 for the first nine months of 2004 and 2003, respectively.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all related party transactions.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s compliance with recent legislation requiring companies to evaluate their internal control over financial operations and reporting; (5) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (6) the availability and cost of fuel; (7) difficulty in attracting or retaining qualified drivers; (8) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury and workers’ compensation and the costs of insurance; (9) the Company’s significant ongoing cash requirements; (10) the availability and cost of new equipment; (11) the costs of compliance with, or liability for violation of, existing or future governmental regulation; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates. We are exposed to interest rate risk directly related to our bank credit lines, which have variable interest rates. In addition, we are exposed to commodity price risk related to diesel fuel prices. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

For further discussion related to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Costs and Other Expenses and – Liquidity and Capital Resources” included in Item 2.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

OLD DOMINION FREIGHT LINE, INC.

DATE: November 4, 2004	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: November 4, 2004	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

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