Form 10-K
period 2004-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2005-03-16
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2004, was $405,737,249.

As of March 16, 2005, the registrant had 24,845,235 outstanding shares of Common Stock ($.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc. and its subsidiary on a consolidated basis.

General

We are a leading less-than-truckload (“LTL”) multi-regional motor carrier providing timely one to five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At December 31, 2004, we provided full-state coverage to 29 of the 40 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provided service to and from the remaining states as well as international services around the globe. We plan to continue to expand our markets and increase our direct coverage to 41 states and our full-state coverage to 31 states in the first quarter of 2005, as a result of the January 2005 selected asset purchase of Wichita Southeast Kansas Transit (“WSKT”). For a discussion of the WSKT asset purchase, see Note 9 to the consolidated financial statements. Old Dominion was founded in 1934 and incorporated in Virginia in 1950.

We have grown substantially over the last several years through strategic acquisitions and internal growth. Prior to 1995, we provided inter-regional service to major metropolitan areas from, and regional service within, the Southeast region of the United States. Since 1995, we have expanded our infrastructure to provide next-day and second-day service within four additional regions as well as expanded inter-regional service among those regions. From 1995 through December 31, 2004, we increased our number of service centers from 53 to 138 and our states directly served from 21 to 40. We believe that our present infrastructure will enable us to increase the volume of freight moving through our network, or freight density, and thereby improve our profitability.

We are committed to providing our customers with high quality service. We are continually upgrading our technological capabilities to improve our customer service, reduce our transit times and minimize our operating costs. In addition to our core LTL services, we provide premium expedited services, container delivery service to and from nine port facilities and distribution services in which we either consolidate LTL shipments for full truckload transport by a truckload carrier or break down full truckload shipments from a truckload carrier into LTL shipments for our delivery.

We combine the rapid transit times of a regional carrier with the geographic coverage of an inter-regional carrier. We believe our transit times are generally faster than those of our principal national competitors in part because of our more efficient service center network, use of team drivers and investment in technology. In addition, our direct service to 40 states and five regions provides greater geographic coverage than most of our regional competitors. We believe our diversified mix and scope of regional and inter-regional services enable us to provide our customers a single source to meet their LTL shipping needs.

We provide consistent customer service from a single organization offering our customers information and pricing from one point of contact. Many of our multi-regional competitors that offer inter-regional service do so through independent companies with separate points of contact, which can result in inconsistent service and pricing, as well as poor shipment visibility. Our integrated structure allows us to offer our customers consistent and continuous service across all regions.

Our Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: truckload and LTL. Truckload carriers generally dedicate an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route the goods through service centers where freight may be transferred to other trucks with similar destinations for delivery.

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

Service Center Operations

At December 31, 2004, we conducted operations through 138 service center locations, of which we own 68 and lease 70. We operate major breakbulk, or hub, facilities in Atlanta, Georgia; Rialto, California; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; and Dallas, Texas, while using some smaller service centers for limited breakbulk activity in order to serve next-day markets. Our service centers are strategically located in five regions of the country to provide the highest quality service and minimize freight rehandling costs.

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

We use scheduled dispatches, and additional dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible work force rules and by using twin 28-foot trailers exclusively in our linehaul operations. Use of twin 28-foot trailers permits us to pick up freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo claims expenses, and twin trailers permit more freight to be hauled behind a tractor than could be hauled if we used one larger trailer.

Tractors, Trailers and Maintenance

At December 31, 2004, we operated 3,430 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of our service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2004, we operated a fleet of 13,081 trailers. As we have expanded and our needs for equipment have increased, we have purchased new trailers as well as trailers meeting our specifications from other trucking companies. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing our trailer fleet’s average age.

The table below reflects, as of December 31, 2004, the average age of our tractors and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age
Linehaul tractors	2,313	2.7 years
Pickup and delivery tractors	1,117	8.5 years
Pickup and delivery trucks	41	3.1 years
Linehaul trailers	9,708	9.2 years
Pickup and delivery trailers	3,373	11.2 years

We develop certain specifications for tractors and trailers, the production and purchase of which are negotiated with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe that there is sufficient capacity among suppliers to ensure an uninterrupted flow of equipment.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
(In thousands)	2004	2003	2002
Tractors	$35,932	$32,710	$22,900
Trailers	20,887	12,746	8,800

Total	$56,819	$45,456	$31,700

At December 31, 2004, we had major maintenance operations at our service centers in Los Angeles and Rialto, California; Atlanta, Georgia; Des Plaines, Illinois; Indianapolis, Indiana; Jersey City, New Jersey; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; and Dallas, Texas. In addition, eleven other service center locations are equipped to perform routine and preventive maintenance checks and repairs on our equipment.

We have an established scheduled maintenance policy and procedure. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2004, we had a sales staff of 363 employees. We compensate our sales force, in part, based upon revenue generated, company and service center profitability and on-time service performance, which we believe helps to motivate our employees.

We utilize a computerized freight costing model to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight costing model, as necessary, to simulate the actual conditions under which the freight will be moved. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years, and typically choose to enter into contractual arrangements with a limited number of motor carriers based upon price and service.

Revenue is generated from many customers and locations across the United States and North America. At year-end 2004, our customer base exceeded 60,000 customers. In 2004, our largest customer accounted for approximately 3.5% of revenue and our largest 20, 10 and 5 customers accounted for approximately 22.4%, 15.1% and 10.3% of our revenue, respectively. For each of the previous three years, less than 5% of our revenue was generated from international services. We believe the diversity of our revenue base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

Competition

The transportation industry is highly competitive on the basis of both price and service. We are the 7th largest non-unionized LTL carrier in the United States, measured by revenue. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. Competition is based primarily on personal relationships, price and service. We believe that we are able to compete effectively in our markets by providing high quality and timely service at competitive prices.

We believe our transit times are generally faster than those of our principal national competitors. We believe this performance is due in part to our more efficient service center network, use of team drivers and investment in technology. In addition, we provide greater geographic coverage than most of our regional competitors. We believe our diversified mix and scope of regional and inter-regional services enable us to provide our customers with a single source to meet their LTL shipping needs and provides us with a distinct advantage over our regional, multi-regional and national competition.

We also believe our non-union workforce gives us a significant advantage over our unionized LTL competition. Advantages of our workforce include flexible hours and the ability of our employees to perform multiple tasks, which we believe result in greater productivity, customer service, efficiency and cost savings.

We compete with several larger transportation service providers, each of which has more equipment, a broader coverage network and a wider range of services than we do. Our larger competitors also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain significant growth.

On February 25, 2005, Yellow Roadway Corporation announced that it entered into a definitive agreement to acquire USF Corporation. These two companies are direct competitors, and the combined enterprise is expected to have annual revenue in excess of $9 billion. The addition of USF Corporation will allow Yellow Roadway to enter the next-day and regional markets, which are among the fastest growing transportation markets, and thereby may enable Yellow Roadway to compete more directly with us for customers.

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

Technology

We continually upgrade our technological capabilities. We provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We also employ freight handling systems and logistics technology in an effort to reduce costs and transit times. Our principal technologies include:

•	www.odfl.com. A variety of information and services are available through our award-winning web site. We continuously update our web site with current information, including service products, coverage maps, financial data, news releases, corporate governance matters, employment opportunities and other information of importance to our customers, investors and employees. We make available, free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission.

•	odfl4me.com. Customers may register on the secure area of our web site, odfl4me.com. Our simple registration gives our customers the freedom to manage their accounts from their desktops; create bills of lading; get information they need online easily and efficiently; check the real-time status of all active shipments; receive interactive rate estimates; schedule pickups; pay invoices; download rates; generate reports; and view or print documents.

•	Interactive Voice Response (IVR). Through our IVR telephone system, callers can trace shipments, develop rate estimates and access our fax server to retrieve shipping documents, such as delivery receipts and bills of lading.

•	Electronic Data Interchange (EDI). For our customers who prefer to exchange information electronically, we provide a number of EDI options with flexible formats and communication alternatives. Our customers can transmit or receive invoices, remittance advices, shipping documents and shipment status information, as well as other customized information.

•	Radio Frequency Identification (RFID) System. This automated arrival/dispatch system monitors equipment location and freight movement throughout our system. Radio frequency identification tags are installed on all of our tractors and trailers, and readers are installed in most of our service centers. These tags and readers record arrivals and departures, eliminating the need for manual entry and providing real-time freight tracing capabilities for our customers and our employees.

•	Dock Yard Management (DYM) System. The DYM system records the status of shipments moving within our system through a network of computers mounted on our freight docks, switching tractors and forklifts. When a shipment is scanned, its status is updated throughout the system. Handheld and fixed mounted computers are used to monitor, update and close loads on the dock. We completed the planned installation of the DYM system during 2004.

•	Handheld Computer System. Handheld computers utilized by our drivers provide them with direct communication to our systems and allow them to capture real-time information during pickups and deliveries, including individual pieces and weights as well as origin and destination shipping points. Timely pickup information allows for better direct loading and efficient scheduling of linehaul operations and enhances real-time information for our customers’ visibility of their supply chain.

•	Pickup and Delivery (“P&D”) Optimization Software. We are implementing P&D optimization software to assist our service centers in improving the efficiency of their P&D routes. At December 31, 2004, we were using this software at 130 service centers for street level route optimization and will continue to implement and develop this technology in 2005.

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

Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. In periods of significant price increases, we have implemented a fuel surcharge to offset the additional cost of fuel, which is consistent with our competitors’ practices. However, from time to time, we experience shortages in the availability of fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis. Our management believes that our operations and financial condition are susceptible to the same fuel price increases or fuel shortages as those of our competitors. Fuel costs, including fuel taxes, averaged 9.5% of revenue in 2004. Our current fuel surcharge program was implemented in August 1999 and has remained in effect since that time.

Tire Availability

Our industry depends heavily upon the availability of tires. Due to increased demand for tires in the transportation industry, tire manufacturers have recently faced capacity constraints. In response to these constraints, we have obtained commitments from our suppliers to ensure that our needs for 2005 will be met.

Employees

As of December 31, 2004, we employed 8,497 individuals on a full-time basis in the following categories:

Category	Number of employees
Drivers	4,336
Platform	1,527
Mechanics	268
Sales	363
Salaried, clerical and other	2,003

As of December 31, 2004, we employed 1,981 linehaul drivers and 2,355 pickup and delivery drivers. All of our drivers are selected based upon driving records and experience. Drivers are required to pass drug tests and have a current United States Department of Transportation (“DOT”) physical and a valid commercial driver’s license prior to employment. Drivers are also required to take drug and alcohol tests periodically, by random selection.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 1,609 individuals have graduated from this program, from which we have experienced an annual turnover rate of approximately 9%. We believe our driver training and qualification programs have been important factors in improving our safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid during 2004 were approximately $829,000.

Our management believes that relations with our employees are excellent and there are no employees represented under a collective bargaining agreement. We believe our non-union workforce gives us a significant advantage over unionized LTL carriers. Advantages of our workforce include flexible hours and the ability of our employees to perform multiple tasks, which we believe result in greater productivity, customer service, efficiency and cost savings. Management’s focus on communication and the continued education, development and motivation of our employees helps to ensure that our relationship with our employees remains excellent.

Governmental Regulation

We are regulated by the Surface Transportation Board, an agency within the DOT, and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, hours of service, certain mergers, consolidations and acquisitions, and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, such as increasingly stringent environmental and occupational safety and health regulations or limits on vehicle weight and size, ergonomics and hours of service. These changes may affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing services to, shippers.

The DOT issued new Hours of Service Regulations for the transportation industry that became effective January 2, 2004. These new regulations increased the number of hours our drivers can drive from 10 hours to a maximum of 11 hours and defined the maximum number of hours in a workday to 14 hours, measured from the driver’s initial start time. These regulations also increased the minimum required number of hours of rest between work periods from 8 hours to 10 hours. On September 30, 2004, the U.S. Congress voted to extend the current Hours of Service Regulations until no later than

September 30, 2005, after a July 2004 ruling by the U.S. Court of Appeals for the District of Columbia that vacated those rules in order to allow the DOT adequate time to provide evidence that the new Hours of Service Regulations are safe. In response to the July 2004 U.S. Court of Appeals decision, the Federal Motor Carrier Safety Administration (“FMCSA”) has been reviewing and reconsidering the Hours of Service Regulations and has asked for public comments. On February 9, 2005, the FMCSA Administrator announced that the Bush Administration will recommend to the U.S. Congress that it include the current Hours of Service Regulations in this year’s highway reauthorization legislation.

We believe that the cost of compliance with applicable laws and regulations neither has materially affected nor will materially affect our results of operations or financial condition.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things, the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles, fuel storage tanks, transportation of certain materials and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal 2005 or fiscal 2006.

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

If our employees were to unionize, our operating costs would increase and our ability to compete would be substantially impaired.

None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. We can make no assurance that our employees will not unionize in the future, which could in turn have a material adverse effect on our operating results because:

•	some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages, and such action by our customers would impair our revenue base;

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency;

•	a strike or work stoppage would hurt our profitability and could damage customer and other relationships; and

•	an election and bargaining process would distract management’s time and attention and impose significant expenses.

These results, and unionization of our workforce generally, could have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding the geographic reach of our service center network and broadening the scope of our service offerings. In connection with our growth strategy, we have purchased additional equipment, expanded and upgraded service centers, hired additional personnel and increased our sales and marketing efforts, and expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	geographic expansion requires start-up costs, and often requires lower rates to generate initial business. In addition, geographic expansion may disrupt our freight patterns to and from and within the expanded area and may expose us to areas where we are less familiar with customer rates, operating issues and the competitive environment;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies as the employees become proficient in their jobs; and

•	expanding our service offerings may require us to enter into new markets and compete with additional competitors.

We cannot assure that we will overcome the risks associated with our growth. If we fail to overcome such risks, we may not realize additional revenue or profits from our efforts, we may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

Our information technology systems are subject to certain risks that we cannot control.

Our information systems, including our accounting systems, are dependent upon third-party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented redundant systems and network security measures, our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services.

We are exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting.

Management has concluded that our internal control over financial reporting was effective as of December 31, 2004, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, based on management’s evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In addition, our auditors have attested to management’s certification, as set forth in its audit report included in this annual report. Management’s evaluation and our auditor’s attestation related to a software platform that we had used through December 31, 2004, but that we had decided in 2003 to replace. The process to convert our old software platform to our new platform occurred during 2004 and was completed on January 1, 2005. Consequently, we must document and test, and management must assess, our internal control over financial reporting under the new software platform during 2005 and in future periods. There can be no assurances that the evaluation required by Sarbanes-Oxley Section 404 in 2005 will not result in the identification of control deficiencies, significant deficiencies or material weaknesses.

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

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health. We carry significant insurance with third party insurance carriers. The cost of such insurance has risen significantly. To offset, in part, the significant increases we have experienced, we have elected to increase our self-insured retention levels for most of our risk exposures. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. Insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

Our business is subject to general economic factors that are largely out of our control.

Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for bad debt losses, which may require us to increase our reserve for bad-debt. In addition, because we self-insure a substantial portion of our group health expense, increases in healthcare costs and pharmaceutical expenses can adversely affect our financial results. Our results also may be negatively affected by increases in interest rates, which increase our borrowing costs and can negatively affect the level of economic activity by our customers and thus our freight volumes.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient financing.

Our business is highly capital intensive. Our net capital expenditures in 2004 and 2003 were $92,106,000 and $98,441,000, respectively. We expect our capital expenditures for 2005, including the WSKT selected asset purchase, to be approximately $145,000,000 to $155,000,000. We depend on operating leases, lines of credit, secured equipment financing and cash flow from operations to finance the purchase of tractors, trailers and service centers. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, we will be forced to limit our growth and operate our trucks for longer periods of time, which could have a material adverse effect on our operating results.

In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. We currently maintain an $80,000,000 unsecured line of credit with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company that will expire in June 2006. We also executed a note purchase agreement during the first quarter of 2005, pursuant to which we issued $50,000,000 of privately-placed senior notes in February 2005 and will issue an additional $25,000,000 of privately-placed senior notes in May 2005. For additional information on these senior notes, see “Liquidity and Capital Resources” included in Item 7.

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

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, safety and fitness of transportation equipment and drivers, driver hours of service, and periodic financial reporting. In addition, the trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental and occupational safety and health regulations or limits on vehicle weight and size, and ergonomics. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of providing transportation services.

We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our business.

We are subject to various federal, state and local environmental laws and regulations regulating, among other things, the emission and discharge of hazardous materials into the environment or presence on or in our properties and vehicles, fuel storage tanks, our transportation of certain materials and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. Environmental laws have become and are expected to become increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2007. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model year 2007. These regulations could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

Our results of operations may be affected by seasonal factors and harsh weather conditions.

Our operations are subject to seasonal trends common in the trucking industry. Our operating results in the first quarter are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in increased operating expenses.

If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

The success of our business will continue to depend upon our executive officers. The loss of the services of any of our key personnel could have a material adverse effect.

Our principal shareholders control a large portion of our outstanding common stock.

On March 15, 2005, Earl E. Congdon and John R. Congdon and members of their families and their affiliates beneficially owned 32.5% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from other shareholders.

We cannot provide assurances that our acquisitions will be profitable or that they will not negatively impact our business.

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

In the aftermath of the September 11, 2001, terrorist attacks on the United States, federal, state and municipal authorities implemented various security measures, including checkpoints and travel restrictions on large trucks. If new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. We cannot assure you that these measures will not have a material adverse effect on our operating results.

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

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 23.6 acres of land. We also own service center facilities in Birmingham, Dothan and Huntsville, Alabama; Tucson, Arizona; Little Rock, Arkansas; Bakersfield, Los Angeles and Rialto, California; Denver, Colorado; South Windsor, Connecticut; New Castle, Delaware; Atlanta and Sylvester, Georgia; Jacksonville, Miami, Orlando, Sarasota and Tampa, Florida; Des Plaines and Rock Island, Illinois; Indianapolis, Indiana; Des Moines, Iowa; Kansas City, Kansas; Lexington, Kentucky; Baltimore, Maryland; Boston, Massachusetts; Detroit and Lansing, Michigan; Minneapolis, Minnesota; Jackson and Tupelo, Mississippi; Syracuse, New York; Asheville, Charlotte, Fayetteville, Greensboro, Hickory, Wilmington and Wilson, North Carolina; Cincinnati, Columbus, Dayton and Youngstown, Ohio; Oklahoma City, Oklahoma; Harrisburg and Pittsburgh, Pennsylvania; Providence, Rhode Island; Charleston, Columbia and Greenville, South Carolina; Chattanooga, Memphis, Morristown and Nashville, Tennessee; Amarillo, Dallas, El Paso, Houston, Laredo and Wichita Falls, Texas; Salt Lake City, Utah; Manassas, Martinsville, Norfolk and Richmond, Virginia; and La Crosse, Milwaukee and Wausau, Wisconsin.

We also own ten non-operating properties, all of which are held for lease. Seven of these ten properties are currently leased with lease terms ranging from month-to-month to a lease that expires in June 2005.

We lease 70 of our 138 service centers. These leased facilities are dispersed over the 40 states in which we operate in the Southeast, Northeast, Midwest, South Central and West regions of the country. The length of these leases ranges from month-to-month to a lease that expires in August 2011. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to customers or our operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the Nasdaq National Market under the symbol ODFL. At March 4, 2005, there were approximately 6,000 holders of our common stock, including 134 shareholders of record. We did not pay any dividends on our common stock in fiscal year 2004 or 2003, and we have no current plans to declare or pay any dividends on our common stock in 2005. The information concerning restrictions on dividend payments required by Item 5 of Form 10-K appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this report and Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report.

On May 19, 2003, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on June 4, 2003. On June 16, 2003, those shareholders received one additional share of common stock for every two shares owned.

On April 20, 2004, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on May 6, 2004. On May 20, 2004, those shareholders received one additional share of common stock for every two shares owned.

The following table sets forth the high and low bid quotations of our common stock for the periods indicated, adjusted where appropriate for the common stock splits on June 16, 2003 and May 20, 2004, as reported by the Nasdaq National Market:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$23.873	$30.080	$30.070	$35.600
Low	$20.033	$22.487	$24.450	$27.370

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$14.702	$17.747	$24.060	$23.880
Low	$11.551	$13.311	$13.600	$19.200

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2004	2003	2002	2001	2000
Operating Data:
Revenue from operations	$824,051	$667,531	$566,459	$502,239	$475,803
Operating expenses:
Salaries, wages and benefits	468,775	396,521	340,820	306,361	283,121
Operating supplies and expenses	100,660	72,084	56,309	50,788	50,074
General supplies and expenses	27,450	22,991	20,801	17,510	18,527
Operating taxes and licenses	31,286	26,627	22,681	20,525	18,789
Insurance and claims	26,095	17,583	16,313	13,229	12,465
Communications and utilities	11,541	10,511	10,236	9,623	8,488
Depreciation and amortization	44,823	38,210	31,081	29,888	27,037
Purchased transportation	29,443	21,389	18,873	18,553	19,547
Building and office equipment rents	7,531	7,403	7,435	7,499	7,196
Miscellaneous expenses, net	5,839	2,996	5,624	3,538	3,806

Total operating expenses	753,443	616,315	530,173	477,514	449,050

Operating income	70,608	51,216	36,286	24,725	26,753
Interest expense, net	5,273	6,111	5,736	5,899	4,397
Other expense (income), net	748	(192)	285	(691)	(97)

Income before income taxes	64,587	45,297	30,265	19,517	22,453
Provision for income taxes	25,595	17,697	11,803	7,612	8,757

Net income	$38,992	$27,600	$18,462	$11,905	$13,696

Earnings Per Share:
Basic	$1.60	$1.15	$0.95	$0.64	$0.73
Diluted	$1.60	$1.15	$0.95	$0.64	$0.73

Weighted Average Shares Outstanding:
Basic	24,407	24,067	19,408	18,704	18,704
Diluted	24,423	24,095	19,428	18,707	18,706

Operating Statistics:
Operating ratio	91.4%	92.3%	93.6%	95.1%	94.4%
LTL revenue per LTL hundredweight	$14.49	$13.80	$13.12	$12.75	$12.53
Revenue per intercity mile	$3.76	$3.53	$3.47	$3.37	$3.43
Intercity miles (in thousands)	219,201	189,084	163,097	149,100	138,848
LTL tonnage (in thousands)	2,577	2,208	1,970	1,788	1,697
Shipments (in thousands)	4,918	4,366	3,870	3,463	3,278
Average length of haul (miles)	937	926	903	877	869

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Current assets	$127,171	$101,370	$114,545	$73,866	$80,196
Current liabilities	98,454	78,332	63,130	50,566	63,410
Total assets	509,367	434,559	389,478	310,840	296,591
Long-term debt (including current maturities)	79,454	97,426	93,223	98,422	83,542
Shareholders’ equity	291,528	232,541	203,563	136,639	124,734

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading less-than-truckload multi-regional motor carrier providing timely one to five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At December 31, 2004, we provided full-state coverage to 29 of the 40 states that we serve directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provided service to and from the remaining states as well as international services around the globe. We plan to continue to expand our markets and increase our direct coverage to 41 states and our full-state coverage to 31 states in the first quarter of 2005, as a result of the January 2005 acquisition of WSKT.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	LTL Revenue Per LTL Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments are included in this measurement for all periods presented in this annual report. We changed the calculation of this metric in 2005 to include revenue adjustments that are typical in the LTL industry, such as customer allowances and changes to components used in the original rating of the shipment, and we applied this change to the calculation for prior periods reflected in this report. We believe this change improves the periodic comparison of this pricing measurement.

•	LTL Weight Per LTL Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in LTL weight per LTL shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By segmenting our revenue into lengths of haul, we can determine our market share and the growth potential of our service products in those markets.

•	LTL Revenue Per LTL Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of LTL shipments we receive, to calculate total LTL revenue.

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

The majority of direct costs associated with our business are driver and service center wages and benefits; operating supplies and expenses; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

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

Market fluctuations in the cost of key components of our cost structure, such as diesel fuel, can affect our profitability. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. We are also subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2004	2003	2002
Revenue from operations	100.0%	100.0%	100.0%

Salaries, wages and benefits	56.9	59.4	60.2
Operating supplies and expenses	12.2	10.8	9.9
General supplies and expenses	3.3	3.4	3.7
Operating taxes and licenses	3.8	4.0	4.0
Insurance and claims	3.2	2.6	2.9
Communication and utilities	1.4	1.6	1.8
Depreciation and amortization	5.4	5.7	5.5
Purchased transportation	3.6	3.2	3.3
Building and office equipment rents	0.9	1.1	1.3
Miscellaneous expenses, net	0.7	0.5	1.0

Total operating expenses	91.4	92.3	93.6

Operating income	8.6	7.7	6.4

Interest expense, net	0.7	0.9	1.0
Other expense, net	0.1	—	0.1

Income before income taxes	7.8	6.8	5.3

Provision for income taxes	3.1	2.7	2.0

Net income	4.7%	4.1%	3.3%

2004 Compared to 2003

Key financial and operating metrics for 2004 and 2003 are presented below:

	2004	2003	Change	% Change
Revenue (in thousands)	$824,051	$667,531	$156,520	23.4%
Operating ratio	91.4%	92.3%	(0.9)%	(1.0)%
Net income (in thousands)	$38,992	$27,600	$11,392	41.3%
Basic and diluted earnings per share	$1.60	$1.15	$0.45	39.1%
LTL tonnage (in thousands)	2,577	2,208	369	16.7%
LTL shipments (in thousands)	4,808	4,274	534	12.5%
LTL revenue per LTL hundredweight	$14.49	$13.80	$0.69	5.0%
LTL weight per LTL shipment (lbs.)	1,072	1,033	39	3.8%
Average length of haul (miles)	937	926	11	1.2%
LTL revenue per LTL shipment	$155.28	$142.57	$12.71	8.9%

In 2004 and for the third consecutive year, we achieved double-digit growth in revenue, net income and diluted earnings per share. Because our focus in 2004 remained primarily on revenue growth in existing markets, we were successful in increasing our operating density and achieved reductions in our operating ratio to 91.4% from 92.3% in 2003. Increased revenue and improved operating efficiency enabled us to achieve a 41.3% increase in net income and a 39.1% increase in earnings per share, both in excess of our 23.4% growth in revenue. Our earnings per share improvement was achieved despite the dilutive effects of our third quarter 2004 stock offering, which increased our shares outstanding by 736,000 shares, or 3.1%.

Our revenue growth in 2004 was driven primarily by two factors, a 16.7% growth in LTL tonnage coupled with a 5.0% increase in LTL revenue per LTL hundredweight. We believe our tonnage gains are due to overall improvements in the U.S. domestic economy and our ability to attract new customers. In 2004, LTL weight per LTL shipment increased 3.8% over 2003. We believe the increase in LTL weight per LTL shipment indicates greater demand for our customers’ products and a resulting increase in overall shipment size and weight. In addition, we have seen higher year-over-year growth rates in our customer base that is priced through individual contracts. Revenue based on contractual pricing increased to 39.7% of our total revenue in 2004 compared with 37.7% in 2003. We believe the expansion of our service center network and full-state coverage to 29 of those states at year-end 2004 has positioned us to be attractive to larger customers that ship to and from many regions in the country and seek to reduce their number of core carriers. Our contract customers generally offer larger shipments, which increase our average LTL weight per LTL shipment. These customers often have a greater length of haul, which is consistent with our average length of haul increase to 937 miles in 2004 from 926 miles in 2003.

LTL revenue per LTL hundredweight increased to $14.49 from $13.80. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of average higher fuel prices in 2004, the fuel surcharge increased to 6.3% of revenue from 4.4% in 2003. Excluding the fuel surcharge, LTL revenue per LTL hundredweight increased 2.9% to $13.57 from $13.19 in 2003, reflecting our ability to marginally improve overall pricing in 2004.

During the year, we opened 12 new service centers. In addition to these openings, we improved our direct service capabilities in Canada and initiated sales operations in Toronto and Montreal. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our annual results.

Density, as measured by increases in tonnage and concentrations of shipments moving through our route structure and service center network, generated efficiencies throughout our operations. As a result, we achieved reductions in salaries, wages and benefits as a percentage of revenue, which decreased to 56.9% in 2004 from 59.4% in 2003.

Driver wages decreased to 22.9% of revenue in 2004 from 24.0% for the prior year. We achieved a 2.0% improvement in P&D shipments handled per hour and a 1.7% increase in our laden load average for the year. We also experienced a similar reduction in platform labor, which decreased to 7.7% of revenue in 2004 from 8.0% for the prior year. Our fringe benefit costs increased slightly to 27.3% of payroll in 2004 from 27.0% for the prior year due primarily to increases in holiday, vacation and other paid time off.

Operating supplies and expenses increased to 12.2% of revenue in 2004 from 10.8% in 2003. This increase was primarily due to a 56.1% increase in diesel fuel costs, excluding fuel taxes, resulting from increased fuel prices and an 18.5% increase in consumption. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which decrease or are eliminated as fuel prices approach established base levels, effectively offset the increases in diesel fuel prices in 2004.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, increased to 3.2% of revenue in 2004 compared to 2.6% in 2003. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. While cargo claims liabilities in 2004 remained relatively constant with 2003 experience, our auto liability claims experience under our retention level increased to 1.3% of revenue for 2004 compared to 0.7% in the prior year. This increase is due to both the number and severity of claims that were incurred during 2004 and to increases in reserves for claims incurred in prior years.

The focus on revenue growth in existing markets has provided opportunities to leverage our investments in property and equipment. As a result, depreciation and amortization expenses decreased to 5.4% of revenue in 2004 from 5.7% in 2003. In addition, building and office equipment rents decreased to 0.9% of revenue in 2004 from 1.1% in the prior year. As a result of greater service center utilization and improved density, our average revenue per service center increased 11.8% over the prior year.

We purchase transportation services from other motor carriers and railroads for linehaul and pickup and delivery services. We also contract with lease operators and lease tractors, trailers and other revenue producing equipment. We utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation increased to 3.6% of revenue in 2004 from 3.2% in 2003, primarily as a result of the increased use of purchased linehaul services, which increased to 1.0% of revenue in 2004 from 0.4% of revenue in 2003. We increased our utilization of these linehaul services in 2004 primarily to offset freight imbalances in our longer haul lanes.

Our revenue growth and density improvements in 2004 allowed us to successfully leverage our communication and utilities costs along with general supplies and expenses, which decreased to 4.7% of revenue in 2004 from 5.0% in 2003.

We applied the proceeds of $19,753,000 from our third quarter 2004 stock offering to reduce outstanding debt on our credit facility. At year-end, long-term debt including current maturities was $79,454,000 compared to $97,426,000 at December 31, 2003, a decrease of $17,972,000, or 18.4%. As a result, interest expense for 2004, net of interest income, decreased 13.7% to $5,273,000 from $6,111,000 in 2003. We also capitalized $154,000 more interest during 2004 than the prior year, which also contributed to the decrease in net interest expense.

Our effective tax rate for 2004 was 39.6% compared to 39.1% in 2003.

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

Most of our growth in 2003 can be attributed to market share gains in existing areas of our operations, which increased our density and resulted in lower incremental operating costs. Revenue per service center increased 13.7%, despite opening 9 additional service centers in 2003. These openings accounted for less than 4% of our increase in revenue in 2003, but enabled us to offer full-state coverage to all points in Arkansas, Louisiana and Missouri and increase our full-state coverage from 24 to 27 of the 38 states in which we provide direct service.

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

LTL Revenue per LTL shipment increased to $142.57 from $136.50 in 2002, an increase of 4.4%. This was due to a combination of a 5.2% increase in LTL revenue per hundredweight, partially offset by a 0.8% decrease in weight per shipment. Approximately 48% of our revenue was generated from public tariffs, which are generally reviewed on an annual basis with the most recent general price increase occurring on July 3, 2003. The remaining revenue base was generated from contractual agreements, typically one to two years in length, which are renegotiated as they near expiration. While the average LTL weight per LTL shipment was lower in 2003, we have seen consecutive monthly increases in this measurement since April 2003 and we believe this is yet another indicator of an improving economic climate as our customers are moving larger shipments through our network.

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

The market share increases we experienced in 2003 generated operating efficiencies and productivity gains throughout our operations, which is reflected in a decrease in our operating ratio to 92.3% from 93.6% in 2002. The benefit of increased freight density was particularly evident in the reduction in salaries, wages and benefits, which decreased to 59.4% of revenue in 2003 from 60.2% in 2002.

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

Platform wages decreased to 8.0% of revenue in 2003 from 8.2% in 2002. This reduction was due to increased dock productivity partially due to the implementation of our Dock Yard Management system at most of our major facilities by year-end 2003. This system utilizes barcode technology to improve freight visibility throughout our systems and allow for faster and more efficient handling of freight. LTL weight per platform hour and LTL shipments per platform hour, both measures of dock productivity, increased 1.1% and 2.5%, respectively, in 2003 while platform wages per LTL hundredweight increased only 1.7% against an average hourly wage increase of 2.8%.

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

Diesel fuel costs, excluding fuel taxes, increased 41.7% over 2002 due to a 17.2% increase in consumption and increased costs per gallon. We did not use diesel fuel hedging instruments in 2003 or 2002; therefore, we were subject to market price fluctuations. We believe that our fuel surcharges, which decrease or are eliminated as fuel prices approach base levels, effectively offset the increases in diesel fuel prices in 2003.

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

Our revenue growth and density improvements in 2003 allowed us to successfully leverage other costs, including communication and utilities, general supplies and expenses, and miscellaneous expenses, which as a group declined to 5.5% of revenue from 6.5% in 2002. Expenses for uncollectible revenue, a component of miscellaneous expenses, decreased to 0.1% of revenue from 0.7% in 2002.

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

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $92,106,000 during 2004. Cash and cash flows generated internally funded approximately 98% of these expenditures. At December 31, 2004, long-term debt including current maturities decreased to $79,454,000 from $97,426,000 at December 31, 2003, primarily due to the application of the proceeds from our third quarter 2004 stock offering to outstanding debt on our credit facility.

We estimate net capital expenditures, including the WSKT selected asset purchase, to be approximately $145,000,000 to $155,000,000 for the year ending December 31, 2005. Of that, approximately $102,000,000 is allocated for the purchase of tractors and trailers; $27,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $11,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our net capital expenditures for the years ended December 31, 2004, 2003, and 2002:

	Year Ended December 31,
(In thousands)	2004	2003	2002
Land and structures	$20,676	$36,111	$21,637
Tractors	35,932	32,710	22,900
Trailers	20,887	12,746	8,800
Technology	10,034	14,917	7,840
Other	6,170	5,419	8,815
Proceeds from sale	(1,593)	(3,462)	(887)

Total	$92,106	$98,441	$69,105

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the periods under this agreement in 2004 was 0.25%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which was 1.0% in 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At December 31, 2004, there was $17,333,000 outstanding on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

We had three senior note agreements outstanding totaling $53,714,000 at December 31, 2004. These notes call for periodic principal payments with maturities ranging from 2005 to 2008, of which $16,607,000 is due in 2005. Interest rates on these notes are fixed and range from 6.35% to 7.59%.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At December 31, 2004, our credit agreement was the most restrictive and limited the amount of dividends that could be paid to shareholders to the difference between our current tangible net worth, which is defined as shareholders’ equity plus intangible assets, and the sum of $198,000,000 and 50% of cumulative net income since March 31, 2003. We did not declare or pay a dividend on our common stock in 2004, and we have no plans to declare or pay a dividend in 2005.

We have a term loan with principal outstanding of $6,636,000 as of December 31, 2004, which was used to purchase 300 tractors. The term loan consists of 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,141,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had an outstanding balance of $17,333,000 at December 31, 2004. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

On February 25, 2005, we entered into a Note Purchase Agreement with Allstate Life Insurance Company, Allstate Life Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, United of Omaha Life Insurance Company, PRU & Co. (as nominee for Prudential Retirement Insurance and Annuity Company), UMBTRU & Co. (as nominee for Security Benefit Life Insurance Company, Inc.) and Metropolitan Life Insurance Company. Under this agreement, we issued $50,000,000 of privately-placed Series A Senior Notes, Tranche A on February 25, 2005 and will issue an additional $25,000,000 of privately-placed Series A Senior Notes, Tranche B on May 25, 2005 (the “Series A Notes”). The Series A Notes bear an interest rate of 4.68% and a maturity date of February 25, 2015. The Series A Notes call for semi-annual interest payments beginning on August 25, 2005 and seven equal annual principal prepayments commencing on February 25, 2009. The proceeds from this agreement were used to refinance existing indebtedness and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the Note Purchase Agreement, including the Series A Notes, shall not exceed $300,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Pursuant to the February 25, 2005 Note Purchase Agreement, our wholly owned subsidiary executed a Subsidiary Guaranty Agreement, dated as of February 25, 2005, for the benefit of the note holders, which provides that the subsidiary will absolutely, unconditionally and irrevocably guarantee the full payment of all amounts due from the Company and the performance of all of the Company’s obligations, agreements and covenants under the Note Purchase Agreement. As part of the financing, we also entered into a Second Amendment, dated as of February 25, 2005, to our revolving credit agreement, which amended the covenants contained in the credit agreement concerning debt limitations to permit the incurrence of debt under the Series A Notes.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2004:

	Payments due by period (in thousands)
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$77,776	$20,841	$45,435	$11,500	$—
Capital lease obligations	1,678	1,189	326	163	—
Operating leases	28,826	10,512	11,011	2,634	4,669

Total	$108,280	$32,542	$56,772	$14,297	$4,669

	Total amounts committed	Amount of commitment expiration per period (in thousands)
Other commercial commitments (2)		Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$31,047	$31,047	—	—	—

Total	$31,047	$31,047	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $53,714,000; capital lease obligations for trailers and computer equipment; and operating leases primarily consisting of real estate leases.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing our consolidated financial statements, we apply the following critical accounting policies that affect judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses:

Revenue and Expense Recognition - We recognize revenue based upon when our transportation services have been completed in accordance with the bill of lading contract, our general tariff provisions or contractual agreements with our customers. Generally, this occurs when we complete the delivery of a shipment. For transportation services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly.

Expenses are recognized when incurred.

Allowance for Uncollectible Accounts - We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Claims and Insurance Accruals - Claims and insurance accruals reflect the estimated unpaid cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

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

Goodwill - The excess cost over net assets acquired in connection with acquisitions, or goodwill, is recorded in “Other Assets”. We completed the annual analysis of our intangible assets, required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on our annual measurement date of October 1, 2004, and determined that there was no impairment of intangible assets. At December 31, 2004, goodwill totaled $10,648,000.

Property and Equipment - Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment to include changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are 7 to 30 years; revenue equipment is 4 to 12 years; other equipment is 2 to 20 years; and leasehold improvements are the lesser of the economic life of the leasehold improvement or the life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of fuel above a base price and increases as fuel prices escalate over the base. For the past three years, the net effect of inflation on our results of operations was minimal.

Related Party Transactions

Family relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serves in various executive management positions and/or on our Board of Directors. In addition, except for Mr. Yowell, each of them beneficially owns more than 5% of our common stock. In 2004, we entered into employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this arrangement is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2004, 2003 and 2002, we charged Leasing $7,000, $39,000 and $14,000, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost plus a negotiated markup. In addition, we charged Leasing $12,000 annually in 2004, 2003 and 2002, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $12,000 in 2004 and $10,000 in 2003.

We purchased $346,000, $266,000 and $297,000 of maintenance and other services from Leasing in 2004, 2003 and 2002, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We also paid Leasing $2,000 for leased equipment in 2004, but did not lease any equipment from Leasing in 2003 or 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003, for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises (“E&J”), a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers had been leased to us by E&J since 1988 pursuant to a term lease that converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600. Also in March 2003, we purchased an additional 10 trailers from E&J for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E&J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000, thereby ending all lease activity with E&J.

There were no lease agreements in effect with E&J during 2004. The total amount paid to E&J for all trailers under lease was $357,000 and $387,000 for 2003 and 2002, respectively.

In December 1988, we sold E&J certain tracts of unimproved land and a vacant service center facility in exchange for a receivable in the amount of $579,798. In December 2003, E&J paid the remaining receivable balance of $195,677, which effectively ended this related party transaction.

Greensboro, NC Service Center Purchase

On October 15, 2002, we purchased a 116-door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to our purchase, this property was leased to us with payments totaling $285,000 in 2002. The purchase of this property ended all related party transactions between this trust and the Company.

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

A third split-dollar agreement involved a policy administered by The Prudential Insurance Company of America insuring the joint lives of Earl E. Congdon and Kathryn Congdon. The policy was owned by Earl Congdon’s children. Under the Prudential split-dollar agreement, the owners had the right to terminate the split-dollar agreement upon payment to us of the total amount of premiums paid by us on the policy less any amounts previously reimbursed. In exercise of that right, the owners terminated the split-dollar agreement in December 2003 and paid to us $595,137. All of this amount represented premiums previously advanced on the insured’s behalf. We no longer own any interest in the Prudential policy.

The final two split-dollar agreements involved policies administered by American General Life of Houston, Texas. One policy insured the joint lives of Earl E. Congdon and Kathryn Congdon and the second insured the joint lives of Jack Congdon and Natalie Congdon. Each policy was owned by a family limited partnership. Under each American General split-dollar agreement, the owners had the right to terminate the split-dollar agreement upon payment to us of the total amount of premiums paid by us on the policy less any amounts previously reimbursed. In exercise of that right, the owner of the American General split-dollar agreement for Earl and Kathryn Congdon terminated that agreement and in December 2003 paid to us $1,367,678 and the owner of the American General split-dollar agreement for Jack and Natalie Congdon terminated that agreement and paid to us $1,373,626. All of these amounts represented premiums previously advanced on the insured’s behalf. We no longer own any interest in the American General policies.

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

We are exposed to interest rate risk directly related to our bank credit lines, which have variable interest rates. The average principal balance and effective interest rate under this agreement in 2004 was $22,472,000 and 2.48%, respectively. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

We are also exposed to commodity price risk related to diesel fuel prices and have established policies and procedures to manage our exposure to such risk.

For further discussion related to these risks, see Note 2 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$742	$1,051
Customer receivables, less allowances of $8,109 and $7,388, respectively	94,495	73,036
Other receivables	2,543	2,542
Tires on equipment	10,551	8,833
Prepaid expenses	14,238	11,369
Deferred income taxes	4,602	4,539

Total current assets	127,171	101,370

Property and equipment:
Revenue equipment	311,405	263,698
Land and structures	198,194	177,597
Other fixed assets	84,941	70,146
Leasehold improvements	1,103	1,584

Total property and equipment	595,643	513,025
Less accumulated depreciation	(232,375)	(197,257)

Net property and equipment	363,268	315,768

Other assets	18,928	17,421

Total assets	$509,367	$434,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,126	$12,185
Compensation and benefits	20,382	19,626
Claims and insurance accruals	22,051	17,742
Other accrued liabilities	4,491	4,603
Income taxes payable	1,374	1,736
Current maturities of long-term debt	22,030	22,440

Total current liabilities	98,454	78,332

Long-term debt	57,424	74,986
Other non-current liabilities	22,646	17,437
Deferred income taxes	39,315	31,263

Total long-term liabilities	119,385	123,686

Total liabilities	217,839	202,018
Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 24,845,235 shares outstanding at December 31, 2004 and 25,000,00 authorized, 24,089,028 shares outstanding at December 31, 2003	2,485	2,409
Capital in excess of par value	92,088	72,169
Retained earnings	196,955	157,963

Total shareholders’ equity	291,528	232,541

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$509,367	$434,559

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2004	2003	2002
Revenue from operations	$824,051	$667,531	$566,459

Operating expenses:
Salaries, wages and benefits	468,775	396,521	340,820
Operating supplies and expenses	100,660	72,084	56,309
General supplies and expenses	27,450	22,991	20,801
Operating taxes and licenses	31,286	26,627	22,681
Insurance and claims	26,095	17,583	16,313
Communications and utilities	11,541	10,511	10,236
Depreciation and amortization	44,823	38,210	31,081
Purchased transportation	29,443	21,389	18,873
Building and office equipment rents	7,531	7,403	7,435
Miscellaneous expenses, net	5,839	2,996	5,624

Total operating expenses	753,443	616,315	530,173

Operating income	70,608	51,216	36,286

Other deductions:
Interest expense, net	5,273	6,111	5,736
Other expense (income), net	748	(192)	285

Total other deductions	6,021	5,919	6,021

Income before income taxes	64,587	45,297	30,265

Provision for income taxes	25,595	17,697	11,803

Net income	$38,992	$27,600	$18,462

Basic and diluted earnings per share	$1.60	$1.15	$0.95

Weighted average shares outstanding:
Basic	24,406,831	24,066,941	19,408,203
Diluted	24,423,397	24,094,670	19,427,532

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2001	18,704	$1,871	$22,867	$111,901	$136,639
Net income	—	—	—	18,462	18,462
Sale of common stock	5,184	518	47,360	—	47,878
Exercise of common stock options	79	8	576	—	584

Balance as of December 31, 2002	23,967	2,397	70,803	130,363	203,563
Net income	—	—	—	27,600	27,600
Exercise of common stock options	122	12	954	—	966
Tax benefit from exercise of common stock options	—	—	412	—	412

Balance as of December 31, 2003	24,089	2,409	72,169	157,963	232,541
Net income	—	—	—	38,992	38,992
Sale of common stock	736	74	19,679	—	19,753
Exercise of common stock options	20	2	169	—	171
Tax benefit from exercise of common stock options	—	—	71	—	71

Balance as of December 31, 2004	24,845	$2,485	$92,088	$196,955	$291,528

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2004	2003	2002
Cash flows from operating activities:

Net income	$38,992	$27,600	$18,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,823	38,210	31,081
Deferred income taxes	7,989	4,539	2,277
(Gain) loss on sale of property and equipment	(216)	297	387
Changes in assets and liabilities:
Customer and other receivables, net	(21,460)	(7,573)	(15,847)
Tires on equipment	(1,718)	(845)	(642)
Prepaid expenses and other assets	(4,377)	5,932	(3,217)
Accounts payable	15,941	(4,656)	3,042
Compensation, benefits and other accrued liabilities	644	6,222	5,031
Claims and insurance accruals	7,998	2,380	4,057
Income taxes payable	(291)	2,148	(425)
Other liabilities	1,520	810	134

Net cash provided by operating activities	89,845	75,064	44,340

Cash flows from investing activities:

Purchase of property and equipment	(93,699)	(101,903)	(69,992)
Proceeds from sale of property and equipment	1,593	3,462	887

Net cash used in investing activities	(92,106)	(98,441)	(69,105)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	815	2,650	17,129
Principal payments under long-term debt agreements	(22,120)	(12,447)	(10,068)
Net proceeds (payments) on revolving line of credit	3,333	14,000	(12,260)
Proceeds from stock issuance	19,753	—	47,878
Proceeds from conversion of stock options	171	966	584

Net cash provided by financing activities	1,952	5,169	43,263

(Decrease) increase in cash and cash equivalents	(309)	(18,208)	18,498
Cash and cash equivalents at beginning of period	1,051	19,259	761

Cash and cash equivalents at end of period	$742	$1,051	$19,259

Cash paid for interest was approximately $5,910,000, $6,535,000 and $6,419,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest of $332,000, $178,000 and $699,000 was capitalized during 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a less-than-truckload multi-regional motor carrier providing one to five day service among five regions in the United States and next-day and second-day service within these regions. At December 31, 2004, we provided 100% full-state coverage to 29 of the 40 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, Old Dominion Freight Line, Inc. and its subsidiary also provided service to and from the remaining states as well as international services around the globe.

Basis of Presentation

The consolidated financial statements include the accounts of Old Dominion Freight Line, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Certain amounts in prior years have been reclassified to conform prior years’ financial statements to the current presentation.

Unless the context requires otherwise, references in these Notes to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc. and its subsidiary on a consolidated basis.

Segments

We operate one business segment and have no customer that exceeds 10% of our operating revenue.

Revenue and Expense Recognition

We recognize revenue based upon when our transportation services have been completed in accordance with the bill of lading contract, our general tariff provisions or contractual agreements with our customers. Generally, this occurs when we complete the delivery of a shipment. For transportation services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly.

Expenses are recognized when incurred.

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

Depreciation is provided by the straight-line method over the following estimated useful lives:

Structures	7 to 30 years
Revenue equipment	4 to 12 years
Other equipment	2 to 20 years
Leasehold improvements	Lesser of economic life or life of lease

Depreciation expense, which includes the amortization of capital leases, was $44,822,000, $38,203,000 and $31,075,000 for 2004, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

The excess cost over net assets acquired in connection with acquisitions is recorded in “Other Assets”, which was $10,648,000 at December 31, 2004 and 2003.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill is no longer amortized, but instead is subject to an impairment test on an annual measurement date. The initial step in testing for goodwill impairment is to compare the fair value of each reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the potential that impairment of goodwill exists, a second test is required to determine the amount of impairment. We completed the required annual analysis of our intangible assets on our annual measurement date of October 1, 2004, and determined that there was no impairment of intangible assets.

Long-Lived Assets

We periodically assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

We are self-insured for bodily injury and property damage claims up to $2,000,000 per occurrence and cargo claims are self-insured up to $100,000 per occurrence. We are also self-insured for workers’ compensation in certain states, and we have first dollar or high deductible plans in the other states. Our workers’ compensation retention levels range from $250,000 to $1,000,000 depending on the plan year. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

Claims and insurance accruals reflect the estimated unpaid cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. These costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

We reserved $39,517,000 and $31,518,000 at December 31, 2004 and 2003, respectively, for self-insured claims and insurance reserves on our Consolidated Balance Sheets. The long-term portions of those reserves were $17,466,000 and $13,776,000 for 2004 and 2003, respectively, which were included in “Other non-current liabilities”.

Advertising

The costs of advertising our services are expensed as incurred. Advertising costs charged to expense amounted to $2,410,000, $2,160,000 and $1,906,000 for 2004, 2003 and 2002, respectively.

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

Fair Values of Financial Instruments

At December 31, 2004 and 2003, the carrying values of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. The fair value of cash and cash equivalents, customer and other receivables and trade payables approximates the carrying value due to the short maturities of these instruments. The fair value of our long-term debt is determined using quoted market prices for debt of the same remaining maturity and other characteristics.

Stock Based Compensation

Effective December 31, 2002, Old Dominion adopted the prospective method of transition of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. Stock based compensation expense for our employee stock option plan that was granted prior to January 1, 2003 continues to be recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Consistent with APB 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended, is not significant.

Common Stock Split

On May 19, 2003, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on June 4, 2003. On June 16, 2003, those shareholders received one additional share of common stock for every two shares owned.

On April 20, 2004, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on May 6, 2004. On May 20, 2004, those shareholders received one additional share of common stock for every two shares owned.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively for these stock splits.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) will be effective July 1, 2005. Old Dominion does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operation or cash flows.

On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement is based on the principal that exchanges of nonmonetary assets should be accounted for on the fair value of the assets exchanged, unless the exchange lacks commercial substance. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, the provisions of which are applied prospectively. Old Dominion does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operation or cash flows.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2004	2003
Senior notes	$53,714	$70,822
Revolving credit facility	17,333	14,000
Equipment and other obligations, principal payable in monthly installments plus interest ranging from 4.21% to 4.77%	6,729	10,603
Capitalized lease obligations	1,678	2,001

	79,454	97,426
Less current maturities	22,030	22,440

	$57,424	$74,986

We have three unsecured senior note agreements with interest rates ranging from 6.35% to 7.59%. These notes require periodic principal payments with maturities ranging from 2005 to 2008. On February 25, 2005, we executed a note purchase agreement to obtain additional financing through the issuance of senior notes. For additional information on these senior notes, see Note 9, “Subsequent Events”.

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for 2004 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 1.0%, respectively. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the periods under this agreement in 2004 was 0.25%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which was 1.0% in 2004 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At December 31, 2004, there was $17,333,000 outstanding on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At December 31, 2004, our credit agreement was the most restrictive and limited the amount of dividends that could be paid to shareholders to the difference between our current tangible net worth, which is defined as shareholders’ equity plus intangible assets, and the sum of $198,000,000 and 50% of cumulative net income since March 31, 2003. We did not declare or pay a dividend on our common stock in 2004, and we have no plans to declare or pay a dividend in 2005.

Equipment and capitalized lease obligations are collateralized by property and equipment with a book value of $11,006,000 at December 31, 2004.

As of December 31, 2004, aggregate maturities of long-term debt are as follows:

(In thousands)
2005	$22,030
2006	34,261
2007	11,663
2008	11,500

$79,454

The effective average interest rate on our outstanding fixed rate debt was 6.54%, 6.56% and 6.49% at December 31, 2004, 2003 and 2002, respectively.

Note 3. Leases

We lease certain revenue equipment and information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 70 of our service center locations.

Certain capital and operating leases provide for purchase and/or renewal options. Generally, purchase options are at prices representing the expected fair value of the property at the expirations of the lease term. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value.

The assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2004	2003
Revenue equipment	$—	$511
Information systems	3,403	3,403

	3,403	3,914
Less accumulated amortization	(2,187)	(1,330)

	$1,216	$2,584

Future minimum annual lease payments as of December 31, 2004, are as follows:

(In thousands)	Capital leases	Operating leases	Total
2005	$1,208	$10,512	$11,720
2006	326	7,591	7,917
2007	163	3,420	3,583
2008	—	1,730	1,730
2009	—	904	904
Thereafter	—	4,669	4,669

Total minimum lease payments	1,697	$28,826	$30,523

Less amount representing interest	(19)

Present value of capitalized lease obligations	$1,678

Aggregate expense under operating leases approximated $11,139,000, $10,957,000 and $10,971,000 for 2004, 2003 and 2002, respectively.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2004	2003	2002
Current:
Federal	$14,850	$11,230	$8,842
State	2,756	1,928	684

	17,606	13,158	9,526
Deferred:
Federal	7,075	4,467	1,917
State	914	72	360

	7,989	4,539	2,277

Total provision for income taxes	$25,595	$17,697	$11,803

Net cash paid for income taxes during 2004, 2003 and 2002 aggregated $18,315,000, $8,487,000 and $13,480,000, respectively.

The following is a reconciliation of the statutory federal income tax rates with our effective income tax rates for 2004, 2003 and 2002:

	Year ended December 31,
(In thousands)	2004	2003	2002
Tax provision at statutory rate on income before income taxes	$22,606	$15,854	$10,593
State income taxes, net of federal benefit	2,143	1,010	678
Meals and entertainment disallowance	478	409	346
Other, net	368	424	186

Total provision for income taxes	$25,595	$17,697	$11,803

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Claims and insurance reserves	$15,413	$12,293
Allowance for doubtful accounts	2,578	2,297
Accrued vacation	3,401	2,843
Other	3,813	2,823

	25,205	20,256
Deferred tax liabilities:
Depreciation	(49,508)	(39,140)
Tires on equipment	(4,203)	(3,527)
Unrecognized revenue	(3,762)	(2,565)
Employee benefits	(1,891)	(1,748)
Other	(554)	—

	(59,918)	(46,980)

Net deferred tax liability	$(34,713)	$(26,724)

The net current asset and noncurrent liability consist of the following:

	December 31,
(In thousands)	2004	2003
Current deferred tax asset	$4,602	$4,539
Noncurrent deferred tax liability	(39,315)	(31,263)

Net deferred tax liability	$(34,713)	$(26,724)

Note 5. Related Party Transactions

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this arrangement is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2004, 2003 and 2002, we charged Leasing $7,000, $39,000 and $14,000, respectively, for vehicle repair, maintenance and other services, which we provide to Leasing at cost plus a negotiated markup. In addition, we charged Leasing $12,000 annually in 2004, 2003 and 2002, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $12,000 and $10,000 in 2004 and 2003, respectively.

We purchased $346,000, $266,000 and $297,000 of maintenance and other services from Leasing in 2004, 2003 and 2002, respectively. We also paid Leasing $2,000 for leased equipment in 2004, but did not lease any equipment from Leasing in 2003 or 2002.

On January 4, 2002, we purchased 91 1997 model pickup and delivery trailers from Leasing for an aggregate purchase price of $774,000. We also purchased one trailer from Leasing on May 1, 2003, for a purchase price of $8,000.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises (“E&J”), a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers had been leased to us by E&J since 1988 pursuant to a term lease that converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a purchase price of $60,000. During the first quarter 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a purchase price of $135,600. Also in March 2003, we purchased an additional 10 trailers from E&J for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E&J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000.

There were no lease agreements in effect with E&J during 2004. The total amount paid to E&J for all trailers under lease was $357,000 and $387,000 for 2003 and 2002, respectively.

In December 1988, we sold E&J certain tracts of unimproved land and a vacant service center facility in exchange for a receivable in the amount of $579,798. In December 2003, E&J paid the remaining receivable balance of $195,677.

Greensboro, NC Service Center Purchase

On October 15, 2002, we purchased a 116-door service center facility and shop located in Greensboro, N.C. for $6,000,000 from an irrevocable trust created for the benefit of the families of Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors. Prior to our purchase, this property was leased to us with payments totaling $285,000 in 2002.

Disposition of Certain Split Dollar Life Insurance Policies

Prior to December 2003, we were a party to five split-dollar life insurance arrangements with two executives. In December 2003, we terminated three of these split-dollar arrangements by selling our interests in the policies to the owners of the policies. These three transactions resulted in a non-operating gain of $518,000, which was the difference between the cash surrender value of the policies and the amount paid by the owners that approximated the premiums we had paid over the policy lives. Also in December 2003, the owners of the other two split-dollar policies conveyed their rights in those policies to us. We are holding those policies as key man life insurance on two executives.

Note 6. Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2004, 2003 and 2002 were $3,899,000, $2,760,000 and $1,846,000, respectively.

Note 7. Stock Options

In 1991, our Board of Directors and shareholders adopted the 1991 Employee Stock Option Plan (“Plan”) under which 250,000 shares of common stock are reserved for stock option grants to certain officers and employees. Options granted under the Plan may be incentive stock options or nonqualified stock options. The Plan provides that options may be granted at prices not less than the fair market value on the date the option is granted, which means the closing price of a share of common stock as reported on the Nasdaq National Market on such day or the preceding day if the shares are not traded in the Nasdaq system on the grant day. On the date the option is granted, the Stock Option Plan Committee of the Board of Directors determines the period during which the option may be exercised; however, under the terms of the Plan, the option period cannot extend more than ten years from the date on which the option is granted. Options may not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares under option during the years ended December 31, 2004, 2003 and 2002 is provided below. Shares and per share amounts have been restated for the three-for-two stock splits that occurred in 2003 and 2004.

	Number of options	Per share option price	Weighted average Exercise price
Balance as of December 31, 2001	250,875	$4.444 - $8.555	$7.642
Granted	—	—	—
Exercised	(78,525)	$4.444 - $7.945	$7.433
Canceled	(18,450)	$7.945	$7.945

Balance as of December 31, 2002	153,900	$4.444 - $8.555	$7.712
Granted	—	—	—
Exercised	(122,400)	$4.444 - $8.555	$7.891
Canceled	—	—	—

Balance as of December 31, 2003	31,500	$4.444 - $8.444	$7.016
Granted	—	—	—
Exercised	(20,250)	$8.444	$8.444
Canceled	—	—	—

Balance as of December 31, 2004	11,250	$4.444	$4.444

At December 31, 2004 there were 11,250 options exercisable. The weighted average remaining contractual life of outstanding options is 0.8 years.

Note 8. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a significant adverse effect upon our financial position or results of operations.

Note 9. Subsequent Events

On January 15, 2005, we closed on a transaction to purchase substantially all of the assets of Wichita Southeast Kansas Transit, Inc. (“WSKT”), a private LTL carrier headquartered in Parsons, Kansas. We plan to integrate WSKT’s 43 service center operations and its entire route structure with our network of 138 service centers, increasing our network by 10 service centers in 2005. In addition, we plan to expand our direct operations into our 41st state, Nebraska, and we plan to initiate full-state coverage in Kansas and Iowa, bringing the total number of states with full-state coverage to 31. This acquisition was structured as an asset purchase for which the total purchase price will be approximately $25,000,000. The acquired assets included tractors, trailers, service centers and approximately $9,000,000 of accounts receivable.

On February 25, 2005, we entered into a Note Purchase Agreement with Allstate Life Insurance Company, Allstate Life Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, United of Omaha Life Insurance Company, PRU & Co. (as nominee for Prudential Retirement Insurance and Annuity Company), UMBTRU & Co. (as nominee for Security Benefit Life Insurance Company, Inc.) and Metropolitan Life Insurance Company. Under this agreement, we issued $50,000,000 of privately-placed Series A Senior Notes, Tranche A on February 25, 2005 and will issue an additional $25,000,000 of privately-placed Series A Senior Notes, Tranche B on May 25, 2005 (the “Series A Notes”). The Series A Notes bear an interest rate of 4.68% and a maturity date of February 25, 2015. The Series A Notes call for semi-annual interest payments beginning on August 25, 2005 and seven equal annual principal prepayments commencing on February 25, 2009. The proceeds from this agreement were used to refinance existing indebtedness and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the note Purchase Agreement, including the Series A Notes, shall not exceed $300,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Pursuant to the February 25, 2005 Note Purchase Agreement, our wholly owned subsidiary executed a Subsidiary Guaranty Agreement, dated as of February 25, 2005, for the benefit of the note holders, which provides that the subsidiary will absolutely, unconditionally and irrevocably guarantee the full payment of all amounts due from the Company and the performance of all of the Company’s obligations, agreements and covenants under the Note Purchase Agreement. As part of the financing, we also entered into a Second Amendment, dated as of February 25, 2005, to our revolving credit agreement, which amended the covenants contained in the credit agreement concerning debt limitations to permit the incurrence of debt under the Series A Notes.

Note 10. Quarterly Financial Information

(Unaudited)

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total

2004
Revenue	$182,769	$202,129	$215,117	$224,036	$824,051
Operating income	10,901	18,901	21,517	19,289	70,608
Net income	5,712	10,461	12,215	10,604	38,992
Net income per share:
Basic and diluted	0.24	0.43	0.50	0.43	1.60

2003
Revenue	$152,865	$163,817	$176,873	$173,976	$667,531
Operating income	8,666	12,191	16,778	13,581	51,216
Net income	4,247	6,509	9,116	7,728	27,600
Net income per share:
Basic and diluted	0.18	0.27	0.38	0.32	1.15

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited the accompanying consolidated balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over the financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina

March 14, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b.) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2004, based on our evaluation under the framework in Internal Control – Integrated Framework.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, in designing a control system, we must take into account the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c.) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Old Dominion Freight Line, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Old Dominion Freight Line, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Old Dominion Freight Line, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina

March 14, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

The following consolidated financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Consolidated Balance Sheets - December 31, 2004 and December 31, 2003

Consolidated Statements of Operations - Years ended December 31, 2004, December 31, 2003 and December 31, 2002

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2004, December 31, 2003 and December 31, 2002

Consolidated Statements of Cash Flows - Years ended December 31, 2004, December 31, 2003 and December 31, 2002

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

On October 21, 2004, we furnished a Current Report on Form 8-K under Item 2.02 to report our earnings for the third quarter 2004.

(c)	Exhibits. See Exhibit Index.

(d)	Financial Statement Schedules.

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

	Accounts Receivable Allowances
Year Ended December 31,	Beginning Balance	Charges to Revenue or Expense	Amounts Written Off	Ending Balance
2002	$6,816,000	$3,854,000	$2,804,000	$7,866,000
2003	$7,866,000	$2,172,000	$2,650,000	$7,388,000
2004	$7,388,000	$3,289,000	$2,568,000	$8,109,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

By:	/s/ EARL E. CONGDON
Earl E. Congdon
Chief Executive Officer

Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated:

Name and Signature	Position	Date
/s/ EARL E. CONGDON	Chairman of the Board of Directors and Chief Executive Officer	March 16, 2005
Earl E. Congdon

/s/ JOHN R. CONGDON	Vice Chairman of the Board and Director	March 16, 2005
John R. Congdon

/s/ J. PAUL BREITBACH	Director	March 16, 2005
J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	March 16, 2005
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	March 16, 2005
Robert G. Culp, III

/s/ JOHN A. EBELING	Director	March 16, 2005
John A. Ebeling

/s/ HAROLD G. HOAK	Director	March 16, 2005
Harold G. Hoak

/s/ FRANZ F. HOLSCHER	Director	March 16, 2005
Franz F. Holscher

/s/ DAVID S. CONGDON	President and Chief Operating Officer	March 16, 2005
David S. Congdon

/s/ J. WES FRYE	Senior Vice President - Finance (Principal Financial Officer)	March 16, 2005
J. Wes Frye

/s/ JOHN P. BOOKER III	Vice President – Controller (Principal Accounting Officer)	March 16, 2005
John P. Booker III

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2004

Exhibit No.	Description
3.1.1(p)	Amended and Restated Articles of Incorporation (as amended and restated May 27, 2004)

3.2(p)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.5(c)	Note Purchase Agreement among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(c)	Forms of notes issued by Old Dominion Freight Line, Inc. pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and Old Dominion Freight Line, Inc., dated June 15, 1996

4.6(e)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(e)	Forms of notes issued by Company pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.2(i)	Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc., Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and Hartford Life Insurance Company, dated May 1, 2001

4.6.3(l)	Amendment No. 1 to Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc. and the Noteholders set forth in Annex 1 thereto, dated June 27, 2003

4.6.8(j)	Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated July 10, 2002

4.6.9(l)	First Amendment to the Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc. dated June 30, 2003

4.6.10	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated as of February 25, 2005

4.6.11	Subsidiary Guaranty Agreement, dated as of February 25, 2005, from ODIS, Inc. for the benefit of the Holders of the 2005 Series A Notes

4.7.1(g)	Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated May 31, 2000

4.7.2(h)	First Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated February 1, 2001

4.7.3(i)	Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated May 31, 2001

4.7.4(j)	Third Amendment and Agreement between Wachovia Bank, National Association (formerly known as First Union National Bank) and Old Dominion Freight Line, Inc., dated May 31, 2002

4.7.5(l)	Letter Regarding Extension of Credit Agreement from Wachovia Bank, National Association to Old Dominion Freight Line, Inc., dated May 14, 2003

Exhibit No.	Description
4.7.6(l)	Credit Agreement among Wachovia Bank, National Association, as Agent; Bank of America, N.A.; Branch Banking and Trust Company; and Old Dominion Freight Line, Inc., dated June 30, 2003

4.7.7(m)	First Amendment to the Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia Bank, National Association as Agent, dated April 14, 2004

4.7.8	Second Amendment to the Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia, National Association as Agent, dated February 25, 2005

10.4(a)*	1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)*	Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.9(a)	E & J Enterprises Trailer Lease Agreement, effective August 1, 1991

10.9.1(d)	Extension of E & J Trailer Lease Agreement, effective August 1, 1996

10.9.2(f)	Extension of E & J Trailer Lease Agreement, effective August 1, 1999

10.9.3(k)	E & J Enterprises Truck Lease Agreement dated August 1, 2002

10.15(b)	Lease Agreement between Robert A. Cox, Jr., Trustee, and Old Dominion Freight Line, Inc., dated October 31, 1995

10.16(j)	Real Estate Purchase Contract between Robert A. Cox, Jr., as Trustee for the Earl E. Congdon and John R. Congdon Irrevocable Trust, and Old Dominion Freight Line, Inc., dated June 19, 2002

10.17.1(n)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective June 1, 2004

10.17.2(n)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective June 1, 2004

10.17.3(n)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective June 1, 2004

10.17.4(n)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective June 1, 2004

10.17.5(o)	Underwriting Agreement among Old Dominion Freight Line, Inc. and Legg Mason Wood Walker, Incorporated, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. and Stephens, Inc., as representatives of the several underwriters, dated July 20, 2004

10.18.1(q)	Non-Executive Director Compensation Structure, effective May 16, 2005

21.1(r)	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33- 42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1995
(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
(n)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated June 10, 2004
(o)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(p)	Incorporated by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-3 filed under the Securities Act of 1933 (SEC File: 333-116399)
(q)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated February 4, 2005
(r)	Incorporated by reference to Exhibit 22.1 contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.