Form 10-Q
period 2005-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2005-05-10
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 10, 2005, there were 24,845,235 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,539	$742
Customer receivables, less allowances of $7,873 and $8,109, respectively	110,466	94,495
Other receivables	2,151	2,753
Tires on equipment	11,653	10,551
Prepaid expenses	12,554	14,238
Deferred income taxes	5,638	4,602

Total current assets	145,001	127,381

Property and equipment:
Revenue equipment	343,985	311,405
Land and structures	206,892	198,194
Other fixed assets	89,372	84,941
Leasehold improvements	1,247	1,103

Total property and equipment	641,496	595,643

Less accumulated depreciation and amortization	(242,279)	(232,375)

Net property and equipment	399,217	363,268

Other assets	21,918	18,928

Total assets	$566,136	$509,577

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	March 31, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,292	$25,300
Compensation and benefits	30,815	21,323
Claims and insurance accruals	22,983	22,051
Other accrued liabilities	7,747	6,586
Income taxes payable	7,514	1,374
Current maturities of long-term debt	19,380	22,030

Total current liabilities	120,731	98,664

Long-term liabilities:
Long-term debt	82,695	57,424
Other non-current liabilities	23,516	22,646
Deferred income taxes	38,323	39,315

Total long-term liabilities	144,534	119,385

Total liabilities	265,265	218,049

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 24,845,235 shares outstanding at March 31, 2005 and December 31, 2004	2,485	2,485
Capital in excess of par value	92,088	92,088
Retained earnings	206,298	196,955

Total shareholders’ equity	300,871	291,528

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$566,136	$509,577

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
(In thousands, except share data)	March 31, 2005 (Unaudited)	March 31, 2004 (Unaudited)
Revenue from operations	$236,770	$182,769

Operating expenses:
Salaries, wages and benefits	134,244	108,450
Operating supplies and expenses	33,092	20,835
General supplies and expenses	7,648	6,430
Operating taxes and licenses	9,007	7,300
Insurance and claims	7,855	5,842
Communications and utilities	3,214	2,806
Depreciation and amortization	12,335	10,596
Purchased transportation	8,803	6,281
Building and office equipment rents	2,097	1,830
Miscellaneous expenses, net	1,239	1,498

Total operating expenses	219,534	171,868

Operating income	17,236	10,901

Other deductions:
Interest expense, net	1,433	1,370
Other expense, net	153	167

Total other deductions	1,586	1,537

Income before income taxes	15,650	9,364

Provision for income taxes	6,307	3,652

Net income	$9,343	$5,712

Earnings per share:
Basic	$0.38	$0.24
Diluted	$0.38	$0.24

Weighted average shares outstanding:
Basic	24,845,235	24,089,028
Diluted	24,855,039	24,110,532

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in excess of par value	Retained earnings	Total
	Common Stock
(In thousands)	Shares	Amount
Balance as of December 31, 2003	24,089	$2,409	$72,169	$157,963	$232,541
Net income	—	—	—	38,992	38,992
Sale of common stock	736	74	19,679	—	19,753
Exercise of common stock options	20	2	169	—	171
Tax benefit from exercise of common stock options	—	—	71	—	71

Balance as of December 31, 2004	24,845	2,485	92,088	196,955	291,528
Net income (Unaudited)	—	—	—	9,343	9,343

Balance as of March 31, 2005 (Unaudited)	24,845	$2,485	$92,088	$206,298	$300,871

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
(In thousands)	2005 (Unaudited)	2004 (Unaudited)
Cash flows from operating activities:
Net income	$9,343	$5,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,335	10,596
Loss on sale of property and equipment	142	44
Changes in assets and liabilities:
Customer and other receivables, net	(13,450)	(7,349)
Tires on equipment	(1,102)	(269)
Prepaid expenses and other assets	1,910	1,749
Accounts payable	6,992	9,760
Compensation, benefits and other accrued liabilities	10,653	4,581
Claims and insurance accruals	1,727	2,806
Deferred income tax	(2,028)	(867)
Income taxes payable	6,140	2,688
Other liabilities	75	455

Net cash provided by operating activities	32,737	29,906

Cash flows from investing activities:
Purchase of property and equipment	(37,692)	(23,292)
Proceeds from sale of property and equipment	206	34
Acquisition of business assets, net	(16,075)	—

Net cash used for investing activities	(53,561)	(23,258)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	50,000	—
Principal payments under long-term debt agreements	(10,046)	(10,281)
Net (payments) proceeds from revolving line of credit	(17,333)	3,636

Net cash provided by (used for) financing activities	22,621	(6,645)

Increase in cash and cash equivalents	1,797	3
Cash and cash equivalents at beginning of period	742	1,051

Cash and cash equivalents at end of period	$2,539	$1,054

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Old Dominion Freight Line, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited, interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and, in management’s opinion, contain all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2004. For comparability, certain reclassifications were made to conform prior period financial statements to the current presentation.

There have been no significant changes in the accounting policies of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in our Annual Report on Form 10-K for the year ended December 31, 2004, other than the changes described in this quarterly report.

Unless the context requires otherwise, references in these Notes to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc. and its subsidiary on a consolidated basis.

Common Stock Split

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

Earnings Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during each period. Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options is immaterial to the calculation of diluted earnings per share for the quarterly periods ended March 31, 2005 and 2004.

Stock-Based Compensation

Effective December 31, 2002, Old Dominion adopted the prospective method of transition of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29 (“APB 29”). This Statement requires exchanges of nonmonetary assets to be accounted for on the fair value of the assets exchanged, unless the exchange lacks commercial substance. Under APB 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted for such exchanges occurring in fiscal periods beginning after December 16, 2004, the provisions of which are applied prospectively. The Company adopted this standard effective January 1, 2005 without a material impact on its financial position, results of operation or cash flows.

Note 2. Long-term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2005 (unaudited)	December 31, 2004
Senior notes	$94,964	$53,714
Revolving credit facility	—	17,333
Equipment and other obligations, principal payable in monthly installments plus interest ranging from 4.21% to 4.77%	5,671	6,729
Capitalized lease obligations	1,440	1,678

	102,075	79,454
Less current maturities	19,380	22,030

	$82,695	$57,424

We have four senior note agreements outstanding totaling $94,964,000 at March 31, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%.

Included in our senior notes is $50,000,000 related to a Note Purchase Agreement entered into on February 25, 2005 with Allstate Life Insurance Company, Allstate Life Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, United of Omaha Life Insurance Company, PRU & Co. (as nominee for Prudential Retirement Insurance and Annuity Company), UMBTRU & Co. (as nominee for Security Benefit Life Insurance Company, Inc.) and Metropolitan Life Insurance Company. Under this agreement, we issued $50,000,000 of privately-placed Series A Senior Notes, Tranche A on February 25, 2005 and will issue an additional $25,000,000 of privately-placed Series A Senior Notes, Tranche B on May 25, 2005 (collectively, the “Series A Notes”). The Series A Notes bear an interest rate of 4.68% and a maturity date of February 25, 2015. The Series A Notes call for semi-annual interest payments beginning on August 25, 2005 and seven equal annual principal prepayments commencing on February 25, 2009. The proceeds from this agreement were used to refinance existing indebtedness and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the note Purchase Agreement, including the Series A Notes, shall not exceed $300,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for the first three months of 2005 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 0.75%, respectively. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the first three months of 2005 was 0.20%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which was 0.75% for the first three months of 2005 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At March 31, 2005, there was no outstanding balance on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At March 31, 2005, our credit agreement was the most restrictive and limited the amount of dividends that could be paid to shareholders to the difference between our current tangible net worth, which is defined as shareholders’ equity less intangible assets, and the sum of $198,000,000 and 50% of cumulative net income since March 31, 2003. We did not declare or pay a dividend on our common stock in the first quarter of 2005, and we have no plans to declare or pay a dividend in 2005.

We have a term loan with principal outstanding of $5,618,000 as of March 31, 2005, which was used to purchase 300 tractors. The term loan consists of 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,187,000 in principal is due within the next 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had no outstanding balance at March 31, 2005. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

Note 3. Related Party Transactions

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

We did not perform any vehicle repair, maintenance or other services for Leasing in the first quarter of 2005, but charged Leasing $2,000 for those services in the first quarter of 2004 at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $3,000 for each of the three-month periods ended 2005 and 2004. In addition, we charged Leasing $3,000 for the three-month period ended March 31, 2004, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for the Chesapeake, Virginia facility in the fourth quarter of 2004 without penalty due to our own need for that property.

We purchased $77,000 and $45,000 of maintenance and other services from Leasing in the first three months of 2005 and 2004, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $4,000 for equipment leased by a customer in the first three months of 2005, but did not lease any equipment from, nor make payments to, Leasing during the first three months of 2004. Our customer reimbursed us for the lease amount through a periodic billing process that includes charges for additional services we provided to this customer. The Company received no commission or other financial benefit from Leasing or any other party in connection with the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Split-Dollar Life Insurance Policies

We are a party to two split-dollar life insurance contracts insuring the life of John R. Congdon. We have endorsed a total of $2,000,000 of the death benefits provided by the policies to Mr. Congdon’s spouse. We own all of the equity and cash values of these contracts and at March 31, 2005, the net death benefits due to the Company were $2,100,000.

Note 4. Commitments and Contingencies

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

Overview

We are a leading less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At March 31, 2005, we provided full-state coverage to 31 of the 41 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. We expanded our operations into our 41st state, Nebraska, and initiated full-state coverage in Kansas and Iowa as a result of the Wichita Southeast Kansas Transit (“WSKT”) selected asset purchase in January 2005. Through marketing and carrier relationships, we also provided service to and from the remaining states as well as international services around the globe.

We plan to open a service center in Portland, Maine and Burlington, Vermont in May and July 2005, respectively, which will increase the number of states that we serve directly to 43. We also plan to expand our geographic footprint into new regions of the country and add additional service centers in existing states, as opportunities arise, to ensure that our service center network has sufficient capacity to prevent it from becoming a limiting factor to our growth.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	LTL Revenue Per LTL Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments are included in this measurement for all periods presented in this quarterly report, unless otherwise indicated. We changed the calculation of this metric in 2005 to include revenue adjustments that are typical in the LTL industry, such as customer allowances and changes to components used in the original rating of the shipment, and we applied this change to the calculation for the prior period reflected in this report. We believe this change improves the periodic comparison of this pricing measurement.

•	LTL Weight Per LTL Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in LTL weight per LTL shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. We analyze our revenue by lengths of haul to determine our market share and the growth potential of our service products in those markets.

•	LTL Revenue Per LTL Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of LTL shipments we receive, to calculate total LTL revenue.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight; operating supplies and expenses; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. This technology provides our customers with visibility of their shipments throughout our systems, while providing key metrics from which we can monitor our processes.

We believe our non-union workforce gives us a significant advantage over our unionized LTL competition. Advantages of our workforce include flexible work schedules and the ability of our employees to perform multiple tasks, which we believe result in greater productivity, customer service, efficiency and cost savings. We focus on communication and the continued education, development and motivation of our employees to ensure that our relationships remain excellent.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended March 31,
	2005	2004
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	56.7	59.3
Operating supplies and expenses	14.0	11.4
General supplies and expenses	3.2	3.5
Operating taxes and licenses	3.8	4.0
Insurance and claims	3.3	3.2
Communications and utilities	1.4	1.6
Depreciation and amortization	5.2	5.8
Purchased transportation	3.7	3.4
Building and office equipment rents	0.9	1.0
Miscellaneous expenses, net	0.5	0.8

Total operating expenses	92.7	94.0

Operating income	7.3	6.0

Interest expense, net	0.6	0.8
Other expense, net	0.1	0.1

Income before income taxes	6.6	5.1

Provision for income taxes	2.7	2.0

Net income	3.9%	3.1%

Results of Operations

Key financial and operating metrics for the first quarter of 2005 and 2004 are presented below:

	First Quarter Ended		Change	% Change
	2005	2004
Revenue (in thousands)	$236,770	$182,769	$54,001	29.5%
Operating ratio	92.7%	94.0%	(1.3)%	(1.4)%
Net income (in thousands)	$9,343	$5,712	$3,631	63.6%
Basic and diluted earnings per share	$0.38	$0.24	$0.14	58.3%
LTL tonnage (in thousands)	724	596	128	21.5%
LTL shipments (in thousands)	1,355	1,146	209	18.2%
LTL revenue per LTL hundredweight	$14.88	$13.95	$0.93	6.7%
LTL revenue per LTL hundredweight, less fuel surcharges	$13.68	$13.27	$0.41	3.1%
LTL weight per LTL shipment (lbs.)	1,069	1,041	28	2.7%
Average length of haul (miles)	936	953	(17)	(1.8)%
LTL revenue per LTL shipment	$159.07	$145.16	$13.91	9.6%
LTL revenue per LTL shipment, less fuel surcharges	$146.25	$138.14	$8.11	5.9%

We began 2005 by continuing to produce strong profitable growth. Revenue for the first quarter ended March 31, 2005, increased 29.5% to $236,770,000 from $182,769,000 for the first quarter of 2004, which represents our fourth consecutive quarter of revenue growth above 20%. We continued to focus on revenue growth in existing markets during the first quarter and were successful in increasing our operating density. As a result, the first quarter represented our 14th consecutive quarter of improvement in our operating ratio and growth in net income in excess of 30%, both on a comparable quarter basis.

Revenue

The increase in our revenue for the first quarter of 2005 is primarily due to a 21.5% growth in LTL tonnage and a 6.7% increase in LTL revenue per LTL hundredweight. The tonnage growth consists of an 18.2% increase in the number of LTL shipments and 2.7% increase in the LTL weight per shipment. The increase in the number of shipments and LTL weight per shipment is primarily related to our growing volume of business with large regional and national customers. We have continued to increase the number of these customers and through our relationships are obtaining an increased quantity of multiple shipments. We believe the expansion of our service center network, growth in our direct service and full-state coverage and our continuous focus and success in improving transit times and service consistency has positioned us to be attractive to larger customers that ship to and from many regions in the country and seek to reduce their number of core carriers. In addition, we have seen higher year-over-year growth rates in our customer base that is priced through individual contracts. Revenue based on contractual pricing increased to 40.8% of our total revenue in the first quarter of 2005 compared with 39.6% for the prior-year quarter. Our contract customers generally offer larger shipments, which increase our average LTL weight per LTL shipment.

LTL revenue per LTL hundredweight increased to $14.88 from $13.95 for the first quarter of 2004. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of average higher fuel prices for the first quarter of 2005, the fuel surcharge increased to 8.1% of revenue from 4.8% from the comparable quarter in 2004. Excluding the fuel surcharge, LTL revenue per LTL hundredweight increased 3.1% to $13.68 from $13.27 in the first quarter of 2004, reflecting our ability to maintain our pricing discipline while increasing the volume of freight moving through our service center network.

Our average length of haul has decreased from its historical high in the first quarter of 2004 of 953 miles to 936 miles in the first quarter of 2005, reflecting higher growth in our shorter-haul regional and inter-regional lanes.

During the first quarter of 2005, we opened a new service center in Colorado Springs, Colorado and 10 new service centers as a result of the WSKT selected asset purchase in January 2005, increasing our total service centers to 149 at March 31, 2005. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our financial results.

Operating Costs and Other Expenses

Tonnage and shipment increases between the comparable quarters generated operating efficiencies and density throughout our operations, as evidenced by the improvement in our operating ratio to 92.7% from 94.0% and the 11.3% increase in our average revenue per service center for the comparable periods. We achieved this operating leverage despite the fact that we have opened 23 new service centers since January 2004. While these new service centers have been accretive to earnings, we have experienced the typical start-up costs and initial operating inefficiencies that have prevented us from realizing the operating margins we are accustomed to from our more mature service centers. Much of the overall improvement in our operating ratio was achieved by the improvement in salaries, wages and benefits as a percent of revenue, which decreased to 56.7% of revenue in the first quarter of 2005 from 59.3% for the prior-year quarter. The improvement in salaries, wages and benefits is directly related to our overall increased density, which maximizes labor productivity.

Driver wages decreased to 23.0% of revenue for the first quarter of 2005 from 23.6% for the prior-year quarter. We achieved a 2.5% improvement in P&D shipments handled per hour. We also experienced a reduction in platform labor, which decreased to 7.8% of revenue for the first quarter of 2005 from 7.9% for the comparable period in the prior year. Our fringe benefit costs decreased to 26.9% of payroll for the first quarter of 2005 from 29.3% for the prior-year quarter due primarily to favorable experience in group health and workers’ compensation as a percent of payroll.

Operating supplies and expenses increased to 14.0% of revenue for the first quarter of 2005 from 11.4% for the first quarter of 2004. This increase is primarily due to an 80.9% increase in diesel fuel costs, excluding fuel taxes, resulting from increased fuel prices and a 26.5% increase in consumption. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, effectively offset the increases in diesel fuel prices in the first quarter of 2005 and 2004.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, increased to 3.3% of revenue in the first quarter of 2005 from 3.2% in the prior-year quarter. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. Our auto liability claims experience under our retention level increased to 1.7% of revenue for the first quarter of 2005 compared to 1.1% in the prior-year quarter. This increase is due to both the number and severity of claims incurred during the first quarter of 2005 and to increases in reserves for claims incurred in prior years. Cargo claims liabilities decreased to 1.1% of revenue from 1.6% for the first quarter of 2004.

The focus on revenue growth in existing markets has provided opportunities to leverage our investments in property and equipment. As a result, depreciation and amortization expenses decreased to 5.2% of revenue for the first quarter of 2005 from 5.8% for the prior-year quarter. In addition, building and office equipment rents decreased to 0.9% of revenue in the first quarter of 2005 from 1.0% in the prior-year quarter.

We purchase transportation services from other motor carriers and railroads for linehaul and pickup and delivery services. We also contract with lease operators and lease tractors, trailers and other revenue producing equipment. We utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial.

Purchased transportation increased to 3.7% of revenue in the first quarter of 2005 from 3.4% for the prior-year quarter, primarily as a result of the increased use of cartage and purchased linehaul services. Cartage services increased to 1.8% of revenue for the first quarter of 2005 from 1.5% for the prior-year quarter as a result of increased volumes into service areas served more efficiently by our agents. Purchased linehaul services increased to 1.0% of revenue for the first quarter of 2005 from 0.8% of revenue for the prior-year quarter, primarily due to the increased utilization of these services to offset freight imbalances in our longer haul lanes.

Our continued revenue growth and density improvements have also allowed us to successfully leverage our communication and utilities costs along with general supplies and expenses, which when combined, decreased to 4.6% of revenue for the first quarter of 2005 from 5.1% for the prior-year quarter.

Interest expense, net of interest income increased $63,000 or 4.6% from the first quarter of 2004. The increase from the prior-year period is primarily due to the issuance of the privately-placed senior notes issued under the Note Purchase Agreement entered into on February 25, 2005. We capitalized $64,000 of interest in the first quarter of 2005 compared to $72,000 for the same period in 2004.

Our effective tax rate was 40.3% for the first quarter of 2005 compared to 39.0% for the first quarter of 2004. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $48,485,000, including the assets acquired as part of the WSKT business acquisition, in the first three months of 2005. Cash and cash flows generated internally funded approximately 68% of these expenditures. At March 31, 2005, long-term debt including current maturities increased to $102,075,000 from $79,454,000 at December 31, 2004, primarily due to the net proceeds received from the privately-placed senior notes issued under the Note Purchase Agreement entered into on February 25, 2005. We entered into this Note Purchase Agreement to refinance existing indebtedness and for general corporate purposes, including, but not limited to, the WSKT business acquisition and our estimated net capital expenditures not funded by internally generated cash flows.

We estimate net capital expenditures, including the assets acquired as part of the WSKT business acquisition, to be approximately $145,000,000 to $155,000,000 for the year ending December 31, 2005. Of that, approximately $102,000,000 is allocated for the purchase of tractors and trailers; $27,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $11,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our capital expenditures for the first three months of 2005, including assets acquired as part of the WSKT business acquisition, and the years ended December 31, 2004, 2003 and 2002:

	YTD March 2005	Year Ended December 31,
(In thousands)		2004	2003	2002
Land and structures	$8,848	$20,676	$36,111	$21,637
Tractors	20,437	35,932	32,710	22,900
Trailers	14,409	20,887	12,746	8,800
Technology	2,270	10,034	14,917	7,840
Other	2,949	6,170	5,419	8,815
Proceeds from sale	(428)	(1,593)	(3,462)	(887)

Total	$48,485	$92,106	$98,441	$69,105

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of that $80,000,000 line of credit, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for the first three months of 2005 for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 0.75%, respectively. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rate for the first three months of 2005 was 0.20%. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which was 0.75% for the first three months of 2005 as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility. Future wholly owned subsidiaries would be required to guarantee payment of all of our obligations under the facility. At March 31, 2005, there was no outstanding balance on the line of credit facility and there was $31,047,000 outstanding on the standby letter of credit facility.

We have four senior note agreements outstanding totaling $94,964,000 at March 31, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%.

Included in our senior notes is $50,000,000 related to a Note Purchase Agreement entered into on February 25, 2005 with Allstate Life Insurance Company, Allstate Life Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, United of Omaha Life Insurance Company, PRU & Co. (as nominee for Prudential Retirement Insurance and Annuity Company), UMBTRU & Co. (as nominee for Security Benefit Life Insurance Company, Inc.) and Metropolitan Life Insurance Company. Under this agreement, we issued $50,000,000 of privately-placed Series A Senior Notes, Tranche A on February 25, 2005 and will issue an additional $25,000,000 of privately-placed Series A Senior Notes, Tranche B on May 25, 2005 (collectively, the “Series A Notes”). The Series A Notes bear an interest rate of 4.68% and a maturity date of February 25, 2015. The Series A Notes call for semi-annual interest payments beginning on August 25, 2005 and seven equal annual principal prepayments commencing on February 25, 2009. The proceeds from this agreement were used to refinance existing indebtedness and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the note Purchase Agreement, including the Series A Notes, shall not exceed $300,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

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

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At March 31, 2005, our credit agreement was the most restrictive and limited the amount of dividends that could be paid to shareholders to the difference between our current tangible net worth, which is defined as shareholders’ equity less intangible assets, and the sum of $198,000,000 and 50% of cumulative net income since March 31, 2003. We did not declare or pay a dividend on our common stock in the first quarter of 2005, and we have no plans to declare or pay a dividend in 2005.

We have a term loan with principal outstanding of $5,618,000 as of March 31, 2005, which was used to purchase 300 tractors. The term loan consists of 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,187,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had no outstanding balance at March 31, 2005. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2005:

	Payments due by period (in thousands)
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$125,635	$18,347	$27,288	$26,429	$53,571
Capital lease obligations	1,440	1,033	407	—	—
Operating leases	40,298	12,446	14,175	4,645	9,032
Total obligations	$167,373	$31,826	$41,870	$31,074	$62,603

Other commercial commitments (2)	Total amounts committed	Amount of commitment expiration per period (in thousands)
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$31,047	$31,047	—	—	—
Total commitments	$31,047	$31,047	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of outstanding senior notes totaling $94,964,000; a commitment to issue $25,000,000 of additional senior notes; capital lease obligations for trailers and computer equipment; and operating leases primarily consisting of real estate leases.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

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

As of March 31, 2005, we are self-insured for bodily injury and property damage claims up to $2,500,000 per occurrence. This self-insured retention level was increased from $2,000,000 during the previous plan year ended March 30, 2005. Cargo loss and damage claims are self-insured up to $100,000. We are self-insured for workers’ compensation in certain states and have high deductible plans in the remaining states, both of which results in exposure up to $1,000,000 per occurrence. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost efficient balance of self-insurance and excess coverage.

In establishing accruals for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, changes in the severity of previously reported claims, significant changes in medical costs and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods.

Goodwill - The excess cost over net assets acquired in connection with acquisitions, or goodwill, is recorded in “Other Assets”. We completed the annual analysis of our intangible assets, required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on our annual measurement date of October 1, 2004, and determined that there was no impairment of intangible assets. At March 31, 2005, goodwill totaled $13,801,000.

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

We did not perform any vehicle repair, maintenance or other services for Leasing in the first quarter of 2005, but charged Leasing $2,000 for those services in the first quarter of 2004 at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $3,000 for each of the three-month periods ended 2005 and 2004. In addition, we charged Leasing $3,000 for the three-month period ended March 31, 2004, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for the Chesapeake, Virginia facility in the fourth quarter of 2004 without penalty due to our own need for that property.

We purchased $77,000 and $45,000 of maintenance and other services from Leasing in the first three months of 2005 and 2004, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $4,000 for equipment leased by a customer in the first three months of 2005, but did not lease any equipment from, nor make payments to, Leasing during the first three months of 2004. Our customer reimbursed us for the lease amount through a periodic billing process that includes charges for additional services we provided to this customer. The Company received no commission or other financial benefit from Leasing or any other party in connection with the transaction.

Split-Dollar Life Insurance Policies

We are a party to two split-dollar life insurance contracts insuring the life of John R. Congdon. We have endorsed a total of $2,000,000 of the death benefits provided by the policies to Mr. Congdon’s spouse. We own all of the equity and cash values of these contracts and at March 31, 2005, the net death benefits due to the Company were $2,100,000.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all related party transactions.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s compliance with legislation requiring companies to evaluate their internal control over financial operations and reporting; (5) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (6) the availability and cost of fuel; (7) difficulty in attracting or retaining qualified drivers; (8) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels; (9) the Company’s significant ongoing cash requirements; (10) the availability and cost of new equipment; (11) the costs of compliance with, or liability for, violation of existing or future governmental regulation; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to our bank credit lines, which have variable interest rates. There are no amounts outstanding under these lines at March 31, 2005. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

We are also exposed to commodity price risk related to diesel fuel prices and have established policies and procedures to manage our exposure to such risk.

For further discussion related to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Costs and Other Expenses” and – “Liquidity and Capital Resources” included in Item 2.

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

We completed the conversion to a new third-party financial accounting software platform on January 1, 2005. Our management decided to replace our old software platform primarily to accommodate the expected future growth of the Company. We believe that the conversion to this new platform will enhance our internal control over financial reporting as we continue to grow our business. Management’s annual assessment and our auditor’s attestation of internal control over financial reporting as of December 31, 2004 was related to our old software platform, which was in use at that time. Consequently, we must document and test, and our management must assess, our internal control over financial reporting under the new software platform for the period ended December 31, 2005 and in future periods.

There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

a)	Exhibits:

Exhibit No.	Description
4.6.10 (a)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated as of February 25, 2005

4.6.11(a)	Subsidiary Guaranty Agreement, dated as of February 25, 2005, from ODIS, Inc. for the benefit of the Holders of the 2005 Series A Notes

4.7.8 (a)	Second Amendment to the Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia, National Association as Agent, dated February 25, 2005

10.18.1(b)	Non-Executive Director Compensation Structure, effective May 16, 2005

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated February 4, 2005

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: May 10, 2005	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: May 10, 2005	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
4.6.10 (a)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated as of February 25, 2005

4.6.11(a)	Subsidiary Guaranty Agreement, dated as of February 25, 2005, from ODIS, Inc. for the benefit of the Holders of the 2005 Series A Notes

4.7.8 (a)	Second Amendment to the Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia, National Association as Agent, dated February 25, 2005

10.18.1(b)	Non-Executive Director Compensation Structure, effective May 16, 2005

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated February 4, 2005

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.