Form 10-Q
period 2005-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2005-08-09
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 9, 2005, there were 24,845,235 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

(In thousands, except share data)	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,037	$742
Customer receivables, less allowances of $9,091 and $8,109, respectively	119,539	94,495
Other receivables	2,362	2,753
Tires on equipment	12,803	10,551
Prepaid expenses	13,362	14,238
Deferred income taxes	6,601	4,602

Total current assets	155,704	127,381

Property and equipment:
Revenue equipment	371,905	311,405
Land and structures	210,850	198,194
Other fixed assets	94,633	84,941
Leasehold improvements	1,400	1,103

Total property and equipment	678,788	595,643

Less accumulated depreciation and amortization	(247,587)	(232,375)

Net property and equipment	431,201	363,268
Other assets	23,764	18,928

Total assets	$610,669	$509,577

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	June 30, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,949	$25,300
Compensation and benefits	33,836	21,323
Claims and insurance accruals	24,633	22,051
Other accrued liabilities	9,092	6,586
Income taxes payable	2,998	1,374
Current maturities of long-term debt	19,451	22,030

Total current liabilities	119,959	98,664
Long-term liabilities:
Long-term debt	111,557	57,424
Other non-current liabilities	24,787	22,646
Deferred income taxes	39,579	39,315

Total long-term liabilities	175,923	119,385

Total liabilities	295,882	218,049

Shareholders’ equity:
Common stock—$0.10 par value, 70,000,000 shares authorized, 24,845,235 shares outstanding at June 30, 2005 and December 31, 2004	2,485	2,485
Capital in excess of par value	92,088	92,088
Retained earnings	220,214	196,955

Total shareholders’ equity	314,787	291,528

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$610,669	$509,577

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)
Revenue from operations	$264,346	$202,129	$501,116	$384,898

Operating expenses:
Salaries, wages and benefits	143,613	115,270	277,857	223,720
Operating supplies and expenses	37,606	22,979	70,698	43,814
General supplies and expenses	8,384	7,166	16,032	13,596
Operating taxes and licenses	9,858	7,679	18,865	14,979
Insurance and claims	8,460	6,850	16,315	12,692
Communications and utilities	3,166	2,485	6,380	5,291
Depreciation and amortization	13,663	10,906	25,998	21,502
Purchased transportation	8,436	6,959	17,239	13,240
Building and office equipment rents	2,336	1,863	4,433	3,693
Miscellaneous expenses, net	3,559	1,071	4,798	2,569

Total operating expenses	239,081	183,228	458,615	355,096

Operating income	25,265	18,901	42,501	29,802

Other deductions:
Interest expense, net	1,705	1,393	3,138	2,763
Other expense, net	250	211	403	378

Total other deductions	1,955	1,604	3,541	3,141

Income before income taxes	23,310	17,297	38,960	26,661

Provision for income taxes	9,394	6,836	15,701	10,488

Net income	$13,916	$10,461	$23,259	$16,173

Basic and diluted earnings per share:	$0.56	$0.43	$0.94	$0.67

Weighted average shares outstanding:
Basic	24,845,235	24,093,607	24,845,235	24,091,318
Diluted	24,854,750	24,112,234	24,854,895	24,111,384

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock		Capital in excess of par value	Retained earnings	Total
	Shares	Amount
Balance as of December 31, 2003	24,089	$2,409	$72,169	$157,963	$232,541
Net income	—	—	—	38,992	38,992
Sale of common stock	736	74	19,679	—	19,753
Exercise of common stock options	20	2	169	—	171
Tax benefit from exercise of common stock options	—	—	71	—	71

Balance as of December 31, 2004	24,845	2,485	92,088	196,955	291,528
Net income (Unaudited)	—	—	—	23,259	23,259

Balance as of June 30, 2005 (Unaudited)	24,845	$2,485	$92,088	$220,214	$314,787

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2005 (Unaudited)	2004 (Unaudited)
Cash flows from operating activities:
Net income	$23,259	$16,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,998	21,502
Loss (Gain) on sale of property and equipment	192	(290)
Changes in assets and liabilities:
Customer and other receivables, net	(23,967)	(14,019)
Tires on equipment	(2,252)	(733)
Prepaid expenses and other assets	1,279	1,128
Accounts payable	4,649	17,594
Compensation, benefits and other accrued liabilities	14,788	8,125
Claims and insurance accruals	4,248	5,170
Deferred income tax	(1,735)	2,308
Income taxes payable	1,624	1,128
Other liabilities	311	602

Net cash provided by operating activities	48,394	58,688

Cash flows from investing activities:
Purchase of property and equipment	(85,025)	(69,569)
Proceeds from sale of property and equipment	2,496	1,033
Acquisition of business assets, net	(16,035)	—

Net cash used for investing activities	(98,564)	(68,536)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,000	815
Principal payments under long-term debt agreements	(14,488)	(14,431)
Net (payments) proceeds from revolving line of credit	(10,047)	23,500
Proceeds from the conversion of stock options	—	93

Net cash provided by financing activities	50,465	9,977

Increase in cash and cash equivalents	295	129
Cash and cash equivalents at beginning of period	742	1,051

Cash and cash equivalents at end of period	$1,037	$1,180

We acquired $1,089,000 of property and equipment through a capital lease during the six-month period ended June 30, 2005.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements were consolidated for all periods prior to June 30, 2005 and included the accounts of Old Dominion Freight Line, Inc. and its then-wholly owned subsidiary. All significant intercompany balances and transactions were eliminated in consolidation. The subsidiary was dissolved on a voluntary basis by its Board of Directors without an income statement impact and its assets were transferred to the Company effective June 30, 2005.

The accompanying unaudited, interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and, in management’s opinion, contain all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2004. For comparability, certain reclassifications were made to conform prior-period financial statements to the current presentation.

There have been no significant changes in the accounting principles and policies, long-term contracts, or estimates inherent in the preparation of the financial statements of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in our Annual Report on Form 10-K for the year ended December 31, 2004, other than the changes described in this quarterly report.

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

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during each period. The effect of dilutive employee stock options is immaterial to the calculation of diluted earnings per share for the quarterly and annual periods ended June 30, 2005 and 2004.

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock-Based Compensation

Effective December 31, 2002, Old Dominion adopted the prospective method of transition of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. Stock-based compensation expense for our employee stock option plan for options that were granted prior to January 1, 2003 continues to be recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Consistent with APB 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended, is not significantly different than that determined under APB 25 and, therefore, is not presented.

On May 16, 2005, our Board of Directors approved and the Company adopted the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 250,000, subject to any change in the outstanding shares of our common stock. Initial grants under this plan may be awarded beginning in 2006, and annually thereafter, subject to the Company meeting certain operating measures to be determined by our Board of Directors. Once granted, shares will be accounted for under SFAS 123 (R).

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release amending the compliance dates for SFAS No. 123(R). Under this new rule, Old Dominion expects to adopt the modified prospective method of transition of SFAS No. 123(R) effective January 1, 2006. We do not know and cannot reasonably estimate the impact of adopting this standard on our financial position, results of operations, or cash flows due to our recent adoption of the Phantom Stock Plan, under which the initial grant of shares may begin in 2006 as previously described.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also establishes that the correction of an error in previously issued financial statements is not an accounting change and shall be reported as a prior-period adjustment by restating the prior-period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Long-term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2005	December 31, 2004
Senior notes	$117,107	$53,714
Revolving credit facility	7,286	17,333
Equipment and other obligations, principal payable in monthly installments plus interest ranging from 4.21% to 4.39%	4,588	6,729
Capitalized lease obligations	2,027	1,678

	131,008	79,454
Less current maturities	19,451	22,030

	$111,557	$57,424

We have four senior note agreements outstanding totaling $117,107,000 at June 30, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%.

Included in our senior notes is $75,000,000 related to a Note Purchase Agreement entered into on February 25, 2005 with Allstate Life Insurance Company, Allstate Life Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, United of Omaha Life Insurance Company, PRU & Co. (as nominee for Prudential Retirement Insurance and Annuity Company), UMBTRU & Co. (as nominee for Security Benefit Life Insurance Company, Inc.) and Metropolitan Life Insurance Company. Under this agreement, we issued $50,000,000 of privately-placed Series A Senior Notes, Tranche A on February 25, 2005 and an additional $25,000,000 of privately-placed Series A Senior Notes, Tranche B on May 25, 2005 (collectively, the “Series A Notes”). The Series A Notes bear an interest rate of 4.68% and have a maturity date of February 25, 2015. The Series A Notes call for semi-annual interest payments beginning on August 25, 2005 and seven equal annual principal prepayments commencing on February 25, 2009. The proceeds from this agreement were used to refinance existing indebtedness and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the Note Purchase Agreement, including the Series A Notes, shall not exceed $300,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Pursuant to the February 25, 2005 Note Purchase Agreement, our then-wholly owned subsidiary executed a Subsidiary Guaranty Agreement, dated as of February 25, 2005, for the benefit of the note holders, which provides that the subsidiary will absolutely, unconditionally and irrevocably guarantee the full payment of all amounts due from the Company and the performance of all of the Company’s obligations, agreements and covenants under the Note Purchase Agreement. As described above, the subsidiary that executed this guarantee agreement was dissolved effective June 30, 2005; however, any future wholly owned subsidiaries of the Company would be required to guarantee payment of obligations under the Note Purchase Agreement. As part of the financing, we also entered into a Second Amendment, dated as of February 25, 2005, to our revolving credit agreement, which amended the covenants contained in the credit agreement concerning debt limitations to permit the incurrence of debt under the Series A Notes.

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $80,000,000 line of credit commitments, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 0.75%, respectively, for the first quarter of 2005 and 0% and 1.0%, respectively, for the second quarter of 2005. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rates were 0.20% and 0.25% for the first and second quarters of 2005, respectively. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which were 0.75% and 1.0% for the first and second quarters of 2005, respectively, as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility prior to its dissolution on June 30, 2005. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At June 30, 2005, there was $7,286,000 outstanding on the line of credit facility and there was $39,909,000 outstanding on the standby letter of credit facility. The outstanding balance on the line of credit facility is due June 30, 2006; however, the balance is recorded as long-term debt because management intends, and has the ability, to refinance this obligation on a long-term basis. In general, the new credit facility is expected to increase our borrowing capacity over a five-year term and provide for reduced applicable interest margins, letter of credit fees and facility fees.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At June 30, 2005, our credit agreement was the most restrictive and limited the amount of dividends that could be paid to shareholders to the difference between our current tangible net worth, which is defined as shareholders’ equity less intangible assets, and the sum of $198,000,000 and 50% of cumulative net income since March 31, 2003. We did not declare or pay a dividend on our common stock in the six-month period ended June 30, 2005, and we have no plans to declare or pay a dividend in 2005.

We have a term loan with principal outstanding of $4,588,000 as of June 30, 2005, which was used to purchase 300 tractors. The term loan consists of 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,233,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had an outstanding balance of $7,286,000 at June 30, 2005. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serves in various executive management positions and/or on our Board of Directors. In addition, except for Mr. Yowell, each of them beneficially owns 5% or more of our common stock. In 2004, we entered into employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing, leasing and maintaining tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this arrangement is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

We charged Leasing $400 and $4,000 for vehicle repair, maintenance or other services for Leasing in the six-month periods of 2005 and 2004, respectively, at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 for each of the six-month periods ended 2005 and 2004. In addition, we charged Leasing $6,000 for the six-month period ended June 30, 2004, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for the Chesapeake, Virginia facility in the fourth quarter of 2004 without penalty due to our own desire to utilize that property. Leasing provided notice during the second quarter and terminated the rental agreement for the South Bend, Indiana facility effective June 30, 2005.

We purchased $152,000 and $185,000 of maintenance and other services from Leasing in the six-month periods of 2005 and 2004, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $16,000 for leased equipment in the first six months of 2005, but did not lease any equipment from, nor make payments to, Leasing during the first six months of 2004. The equipment was utilized by one of our customers, who reimbursed us for the lease amount through a periodic billing process that includes charges for additional services we provided to this customer. The Company received no commission or other financial benefit from Leasing or any other party in connection with the transaction.

Split-Dollar Life Insurance Policies

We are a party to two split-dollar life insurance contracts insuring the life of John R. Congdon. We have endorsed a total of $2,000,000 of the death benefits provided by the policies to Mr. Congdon’s spouse. We own all of the equity and cash values of these contracts and at June 30, 2005, the net death benefits due to the Company were $2,076,000.

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At June 30, 2005, we provided full-state coverage to 32 of the 42 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. In January 2005, we expanded our operations into our 41st state, Nebraska, and initiated full-state coverage in Kansas and Iowa as a result of the Wichita Southeast Kansas Transit, Inc. selected asset purchase (the “WSKT asset purchase”). In May 2005, we opened a service center in Portland, Maine, which expanded our operations into our 42nd state and increased our full-state coverage to 32 states. Through marketing and carrier relationships, we also provided service to and from the remaining states as well as international services around the globe.

During July 2005, we opened service centers in Grand Island, Nebraska and Sioux Falls, South Dakota and we plan to open a service center in Burlington, Vermont later in the third quarter, which will increase the number of states that we serve directly to 44. We also plan to expand our geographic footprint into new regions of the country and add additional service centers in existing states, as opportunities arise, to ensure that our service center network has sufficient capacity to prevent it from becoming a limiting factor to our growth.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	LTL Revenue Per LTL Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and occupies more trailer capacity and, as a result, it is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect the average LTL revenue per LTL hundredweight. Fuel surcharges, accessorial charges and revenue adjustments are included in this measurement for all periods presented in this quarterly report, unless otherwise indicated. We changed the calculation of this metric in 2005 to include revenue adjustments that are typical in the LTL industry, such as customer allowances and changes to components used in the original rating of the shipment, and we applied this change to the calculation for the prior periods reflected in this report. We believe this change improves the periodic comparison of this pricing measurement.

•	LTL Weight Per LTL Shipment – Fluctuations in average weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in LTL weight per LTL shipment may indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. We analyze our revenue by lengths of haul to determine our market share and the growth potential of our service products in those markets.

•	LTL Revenue Per LTL Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of LTL shipments we receive, to calculate total LTL revenue.

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

We are also subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost. We are currently self-insured for bodily injury and property damage claims up to $2,500,000 per occurrence. This self-insured retention level was increased from $2,000,000 during the previous plan year ended March 30, 2005. Cargo loss and damage claims are self-insured up to $100,000. We are self-insured for workers’ compensation in certain states and have high deductible plans in the remaining states, both of which results in exposure up to $1,000,000 per occurrence. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.3	57.0	55.4	58.1
Operating supplies and expenses	14.2	11.4	14.1	11.4
General supplies and expenses	3.2	3.6	3.2	3.5
Operating taxes and licenses	3.7	3.8	3.8	3.9
Insurance and claims	3.2	3.4	3.2	3.3
Communications and utilities	1.2	1.2	1.3	1.4
Depreciation and amortization	5.2	5.4	5.2	5.6
Purchased transportation	3.2	3.4	3.4	3.4
Building and office equipment rents	0.9	0.9	0.9	1.0
Miscellaneous expenses	1.3	0.5	1.0	0.7

Total operating expenses	90.4	90.6	91.5	92.3

Operating income	9.6	9.4	8.5	7.7

Interest expense, net	0.7	0.7	0.6	0.7
Other expense, net	0.1	0.1	0.1	0.1

Income before income taxes	8.8	8.6	7.8	6.9

Provision for income taxes	3.5	3.4	3.2	2.7

Net income	5.3%	5.2%	4.6%	4.2%

Results of Operations

Key financial and operating metrics for the quarterly and annual periods ended June 30, 2005 and 2004 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Revenue (in thousands)	$264,346	$202,129	30.8%	$501,116	$384,898	30.2%
Operating ratio	90.4%	90.6%	(0.2)%	91.5%	92.3%	(0.9)%
Net income (in thousands)	$13,916	$10,461	33.0%	$23,259	$16,173	43.8%
Basic and diluted earnings per share	$0.56	$0.43	30.2%	$0.94	$0.67	40.3%
LTL tonnage (in thousands)	793	643	23.3%	1,517	1,239	22.4%
LTL shipments (in thousands)	1,448	1,210	19.7%	2,803	2,356	19.0%
LTL revenue per LTL hundredweight	$15.17	$14.23	6.6%	$15.03	$14.09	6.7%
LTL revenue per LTL hundredweight, less fuel surcharges	$13.75	$13.42	2.5%	$13.72	$13.35	2.8%
LTL weight per LTL shipment (lbs.)	1,095	1,062	3.1%	1,083	1,052	2.9%
Average length of haul (miles)	921	937	(1.7)%	929	945	(1.7)%
LTL revenue per LTL shipment	$166.17	$151.17	9.9%	$162.74	$148.25	9.8%
LTL revenue per LTL shipment, less fuel surcharges	$150.62	$142.52	5.7%	$148.51	$140.39	5.8%

We have continued to produce strong profitable growth in the second quarter and first six months of 2005 resulting from increased LTL tonnage and LTL revenue per LTL hundredweight. Revenue for the second quarter ended June 30, 2005, increased 30.8% to $264,346,000 from $202,129,000 for the second quarter of 2004. We continued to focus on revenue growth in existing markets during the second quarter and were successful in increasing our operating density. As a result, we produced our 15th consecutive quarter of improvement in our operating ratio and growth in net income in excess of 30% and our fifth consecutive quarter of revenue growth above 20%, all on a comparable quarter basis. When combined with the 29.5% increase in revenue in the first quarter, our revenue increased 30.2% to $501,116,000 for the six-month period ended June 30, 2005 from $384,898,000 for the comparable period in 2004.

Revenue

The increases in our revenue for the second quarter and first half of 2005 were primarily due to a growth of 23.3% in LTL tonnage and a 6.6% increase in LTL revenue per LTL hundredweight during the second quarter of 2005 and respective increases of 22.4% and 6.7% for the first half of 2005. The tonnage growth consists of increases in both LTL shipments and LTL weight per shipment of 19.7% and 3.1%, respectively, from the second quarter of 2004 and 19.0% and 2.9%, respectively, from the first half of 2004. The increase in the number of shipments and LTL weight per shipment is primarily related to our growing volume of business with large regional and national customers. We have continued to increase the number of these customers and through our relationships are obtaining an increased quantity of multiple shipments. We believe the expansion of our service center network, growth in our direct service and full-state coverage and our continued success in improving transit times and service consistency have positioned us to be attractive to larger customers that ship to and from many regions in the continental United States and seek to reduce their number of core carriers. In addition, we have seen higher year-over-year growth rates in our customer base that is priced through individual contracts. Revenue based on contractual pricing increased to 39.8% of our total revenue in the first half of 2005 compared with 39.0% for the prior-year period. Our contract customers generally offer larger shipments, which increases our average LTL weight per LTL shipment.

LTL revenue per LTL hundredweight increased to $15.17 for the second quarter of 2005 from $14.23 for the second quarter of 2004 and increased to $15.03 for the first half of 2005 from $14.09 for the second half of 2004. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of average higher fuel prices for the first six months of 2005, the fuel surcharge increased to 8.7% of revenue from 5.3% for the comparable period in 2004. Excluding the fuel surcharge, LTL revenue per LTL hundredweight increased 2.5% to $13.75 for the second quarter of 2005 from $13.42 for the second quarter of 2004 and increased 2.8% to $13.72 for the first six months of 2005 from $13.35 for the first six months of 2004. These pricing improvements include the impact of a general rate increase on our base rates and minimum charges for certain tariffs, effective May 16, 2005, and demonstrate our ability to maintain our pricing discipline while increasing the volume of freight moving through our service center network.

During the first quarter of 2005, we opened one new service center in Colorado Springs, Colorado and 10 other new service centers in our South Central and Midwest regions as a result of the WSKT asset purchase in January 2005. Another new service center was opened in Portland, Maine during the second quarter 2005, which increased our total service centers to 150 at June 30, 2005. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our financial results. The majority of our revenue growth was generated from our existing service center network, which also contributed to the continued improvement in our operating ratio.

Our average length of haul decreased from 945 miles in the first six months of 2004 to 929 miles in the first six months of 2005, reflecting higher growth in our shorter-haul regional and inter-regional lanes. The growth in these shorter-haul lanes can be attributed to our evolving customer base, our growing number of states with full-state coverage and our focus on building our presence in regional markets, which was strengthened by the WSKT asset purchase. We believe that our competitiveness in the next-day and two-day lanes presents us with further growth opportunities.

Operating Costs and Other Expenses

Density, resulting from increased tonnage and shipments moving through our existing network, contributed to a 13.6% increase in revenue per service center for the comparable six-month periods and generated operating efficiencies, primarily by leveraging certain fixed costs and through improved labor productivity. Our operating ratio improved to 90.4% and 91.5% in the second quarter and first half of 2005, respectively, from 90.6% and 92.3% in the comparable periods of 2004. Much of the overall improvement in our operating ratio was achieved by the improvement in salaries, wages and benefits as a percent of revenue, which decreased to 54.3% of revenue in the second quarter of 2005 from 57.0% for the prior-year quarter and decreased to 55.4% in the first half of 2005 from 58.1% in the comparable prior-year period.

Driver wages decreased to 21.7% of revenue for the second quarter of 2005 from 22.9% for the prior-year quarter and decreased to 22.3% of revenue for the first half of 2005 from 23.2% in the first half of 2004. For the first six months of 2005, we achieved a 4.0% improvement in P&D shipments handled per hour and a 7.0% improvement in revenue per linehaul mile. We also experienced a reduction in platform labor, which decreased to 7.5% of revenue for the second quarter of 2005 and 7.6% for the first half of 2005 from 7.7% and 7.8% for the comparable periods in the prior year. Fringe benefit costs decreased to 26.2% and 26.5% of payroll for the second quarter and first six months of 2005, respectively, from 27.0% and 28.1% for the comparable periods in the prior year. Decreases in these fringe benefit costs are due primarily to favorable experience in group health and workers’ compensation as a percent of payroll.

Operating supplies and expenses increased to 14.2% of revenue for the second quarter of 2005 from 11.4% for the prior-year quarter and increased to 14.1% of revenue for the first half of 2005 from 11.4% in the first half of 2004. These increases are primarily due to an 84.9% and 83.0% increase in diesel fuel costs, excluding fuel taxes, for the second quarter and first six months of 2005, respectively, resulting from both increased fuel prices and a 25.8% and 26.1% increase in consumption from the comparable prior-year periods. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, effectively offset the increases in diesel fuel prices for the periods presented.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 3.2% of revenue for the second quarter of 2005 from 3.4% for the prior-year quarter and decreased to 3.2% of revenue for the first half of 2005 from 3.3% in the first half of 2004. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. Our auto liability claims experience under our retention level increased to 1.6% of revenue for both the second quarter and first half of 2005 from 1.5% and 1.3% in the comparable prior-year periods. These increases generally are due to both the number and severity of claims incurred during the periods compared and increases in reserves for claims incurred in prior years. Cargo claim liabilities decreased to 1.1% of revenue for both the second quarter and first half of 2005 from 1.4% and 1.5% in the comparable prior-year periods. We attribute a portion of this improvement in cargo claim expenses to the increased utilization of adjustable rack systems and reusable inflatable air bags in our trailer fleet, which protect freight from damage caused by load shifting. We plan to equip new trailer purchases with these adjustable rack systems and retrofit a portion of our existing trailer fleet.

The focus on revenue growth in existing markets has provided opportunities to leverage our investments in property and equipment. As a result, depreciation and amortization expenses decreased to 5.2% of revenue for both the second quarter and first half of 2005 from 5.4% and 5.6% for the comparable prior-year periods. We have incurred $96,394,000 of net capital expenditures for the first six months of 2005, including the capital assets acquired in the WSKT asset purchase, which has increased our fleet and allowed for further geographic expansion and increased capacity within our network to accommodate further growth.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators and lease tractors, trailers and other revenue producing equipment. We utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation decreased to 3.2% in the second quarter of 2005 from 3.4% in the comparable quarter, primarily due to a decrease in the use of purchased linehaul services resulting from the additional equipment and personnel obtained through the WSKT asset purchase. For both six-month periods in 2005 and 2004, purchased transportation was 3.4% of revenue.

Our continued revenue growth and density improvements have also allowed us to successfully leverage our communication and utilities costs along with general supplies and expenses, which when combined, decreased to 4.4% and 4.5% of revenue for the second quarter and first half of 2005, respectively, from 4.8% and 4.9% for the comparable prior-year periods.

Miscellaneous expenses, net were $3,559,000 and $4,798,000 for the three and six-month periods ended June 30, 2005, an increase of $2,488,000 and $2,229,000 from the comparable prior-year periods. The increases from the prior-year periods are primarily due to increased bad debt expense and a write-off of certain assets totaling approximately $685,000 occurring in the second quarter of 2005.

Interest expense, net of interest income was $1,705,000 and $3,138,000 for the three and six-month periods ended June 30, 2005, an increase of $312,000 and $375,000 from the comparable prior-year periods. The increase from the prior-year periods is primarily due to two separate issuances of privately-placed senior notes issued under the Note Purchase Agreement entered into on February 25, 2005. We also capitalized $18,000 and $26,000 less interest in the second quarter and first half of 2005, respectively, than the comparable prior-year periods.

Our effective tax rate was 40.3% for the second quarter and first six months of 2005 compared to 39.5% and 39.3% for the second quarter and first six months of 2004, respectively. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment.

In order to support these requirements, we incurred net capital expenditures of $96,394,000, including the capital assets acquired in the WSKT asset purchase, in the first six months of 2005. Cash and cash flows generated internally funded approximately 50% of these expenditures. At June 30, 2005, long-term debt, including current maturities, increased to $131,008,000 from $79,454,000 at December 31, 2004, primarily due to the net proceeds received from the two issuances of privately-placed senior notes issued under the Note Purchase Agreement entered into on February 25, 2005. We entered into this Note Purchase Agreement to refinance existing indebtedness and for general corporate purposes, including, but not limited to, the WSKT asset purchase and our estimated net capital expenditures not funded by internally generated cash flows.

We estimate net capital expenditures, including the capital assets acquired in the WSKT asset purchase, to be approximately $148,000,000 to $158,000,000 for the year ending December 31, 2005. Of that, approximately $104,000,000 is allocated for the purchase of tractors and trailers; $33,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $11,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our capital expenditures for the six-month period ended June 30, 2005, including the capital assets acquired in the WSKT asset purchase, and the years ended December 31, 2004, 2003 and 2002:

	YTD June 2005	Year Ended December 31,
(In thousands)		2004	2003	2002
Land and structures	$14,825	$20,676	$36,111	$21,637
Tractors	36,917	35,932	32,710	22,900
Trailers	32,757	20,887	12,746	8,800
Technology	5,580	10,034	14,917	7,840
Other	6,872	6,170	5,419	8,815
Proceeds from sale	(557)	(1,593)	(3,462)	(887)

Total	$96,394	$92,106	$98,441	$69,105

We entered into an unsecured revolving credit agreement dated June 30, 2003 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This three-year facility, as amended, consists of $80,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $80,000,000 line of credit commitments, $40,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. Revolving loans under the facility bear interest at either: (a) an applicable margin plus the higher of Wachovia’s prime rate or one-half of one percentage point over the federal funds rate (the “Adjusted Base Rate”); or (b) LIBOR plus an applicable margin (the “Adjusted LIBOR Rate”). The applicable margin varies depending upon our ratio of adjusted debt to capital. In the case of the Adjusted Base Rate, the applicable margin ranges from 0% to 0.25%. In the case of the Adjusted LIBOR Rate, the applicable margin ranges from 0.75% to 1.25%. The applicable margin under this agreement for the Adjusted Base Rate and the Adjusted LIBOR Rate was 0% and 0.75%, respectively, for the first quarter of 2005 and 0% and 1.0%, respectively, for the second quarter of 2005. Revolving loans under the sweep program bear interest at the aggregate rate applicable under the sweep program plus the Adjusted LIBOR Rate.

Quarterly fees ranging from 0.20% to 0.30% are charged on the aggregate unused portion of the facility determined by our ratio of adjusted debt to capital. The applicable rates were 0.20% and 0.25% for the first and second quarters of 2005, respectively. Quarterly fees are charged on the aggregate undrawn portion of outstanding letters of credit at a rate ranging from 0.75% to 1.25%, which were 0.75% and 1.0% for the first and second quarters of 2005, respectively, as determined by our ratio of adjusted debt to capital. In addition, a quarterly facing fee at an annual rate of 0.125% was charged on the aggregate undrawn portion of outstanding letters of credit.

The June 2003 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of adjusted debt to capital, to maintain a minimum fixed charge coverage ratio and to maintain a minimum consolidated tangible net worth. Our wholly owned subsidiary guaranteed payment of all of our obligations under the facility prior to its dissolution on June 30, 2005. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At June 30, 2005, there was $7,286,000 outstanding on the line of credit facility and there was $39,909,000 outstanding on the standby letter of credit facility. The outstanding balance on the line of credit facility is due June 30, 2006; however, the balance is recorded as long-term debt because management intends, and has the ability, to refinance this obligation on a long-term basis. In general, the new credit facility is expected to increase our borrowing capacity over a five-year term and provide for reduced applicable interest margins, letter of credit fees and facility fees.

We have four senior note agreements outstanding totaling $117,107,000 at June 30, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%.

Included in our senior notes is $75,000,000 related to a Note Purchase Agreement entered into on February 25, 2005 with Allstate Life Insurance Company, Allstate Life Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, United of Omaha Life Insurance Company, PRU & Co. (as nominee for Prudential Retirement Insurance and Annuity Company), UMBTRU & Co. (as nominee for Security Benefit Life Insurance Company, Inc.) and Metropolitan Life Insurance Company. Under this agreement, we issued $50,000,000 of privately-placed Series A Senior Notes, Tranche A on February 25, 2005 and an additional $25,000,000 of privately-placed Series A Senior Notes, Tranche B on May 25, 2005 (collectively, the “Series A Notes”). The Series A Notes bear an interest rate of 4.68% and have a maturity date of February 25, 2015. The Series A Notes call for semi-annual interest payments beginning on August 25, 2005 and seven equal annual principal prepayments commencing on February 25, 2009. The proceeds from this agreement were used to refinance existing indebtedness and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the note Purchase Agreement, including the Series A Notes, shall not exceed $300,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Pursuant to the February 25, 2005 Note Purchase Agreement, our then-wholly owned subsidiary executed a Subsidiary Guaranty Agreement, dated as of February 25, 2005, for the benefit of the note holders, which provides that the subsidiary will absolutely, unconditionally and irrevocably guarantee the full payment of all amounts due from the Company and the performance of all of the Company’s obligations, agreements and covenants under the Note Purchase Agreement. The subsidiary that executed this guarantee agreement was dissolved effective June 30, 2005; however, any future wholly owned subsidiaries of the Company would be required to guarantee payment of obligations under the Note Purchase Agreement. As part of the financing, we also entered into a Second Amendment, dated as of February 25, 2005, to our revolving credit agreement, which amended the covenants contained in the credit agreement concerning debt limitations to permit the incurrence of debt under the Series A Notes.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At June 30, 2005, our credit agreement was the most restrictive and limited the amount of dividends that could be paid to shareholders to the difference between our current tangible net worth, which is defined as shareholders’ equity less intangible assets, and the sum of $198,000,000 and 50% of cumulative net income since March 31, 2003. We did not declare or pay a dividend on our common stock in the six-month period ended June 30, 2005, and we have no plans to declare or pay a dividend in 2005.

We have a term loan with principal outstanding of $4,588,000 as of June 30, 2005, which was used to purchase 300 tractors. The term loan consists of 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in 2006, of which $4,233,000 in principal is due within the next 12 months. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and were amended to incorporate by reference our financial covenants under our June 2003 facility.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had an outstanding balance of $7,286,000 at June 30, 2005. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2005:

Contractual obligations (1)	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$128,981	$25,626	$23,355	$26,429	$53,571
Capital lease obligations	2,027	1,111	916	—	—
Operating leases	40,219	12,675	14,379	4,505	8,660
Total obligations	$171,227	$39,412	$38,650	$30,934	$62,231

Other commercial commitments (2)	Total amounts committed	Amount of commitment expiration per period (in thousands)
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$39,909	$39,909	—	—	—
Total commitments	$39,909	$39,909	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of outstanding senior notes totaling $117,107,000; capital lease obligations for computer equipment; and operating leases primarily consisting of real estate leases. The increase in our contractual obligations from December 31, 2004 is primarily due to the two issuances of privately-placed senior notes under the Note Purchase Agreement entered into on February 25, 2005, which are described in detail above. The outstanding balance of $7,286,000 on the line of credit facility is contractually due June 30, 2006 and reflected in the table above in the less than one-year period; however, the balance is recorded on our balance sheet in long-term debt as previously described.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing our financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K that affect judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal 2005 or fiscal 2006.

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serves in various executive management positions and/or on our Board of Directors. In addition, except for Mr. Yowell, each of them beneficially owns 5% or more of our common stock. In 2004, we entered into employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing, leasing and maintaining tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this arrangement is beneficial to us, our management believes that the termination of this relationship would not have a material adverse impact on our financial results.

We charged Leasing $400 and $4,000 for vehicle repair, maintenance or other services for Leasing in the six-month periods of 2005 and 2004, respectively, at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 for each of the six-month periods ended 2005 and 2004. In addition, we charged Leasing $6,000 for the six-month period ended June 30, 2004, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for the Chesapeake, Virginia facility in the fourth quarter of 2004 without penalty due to our own desire to utilize that property. Leasing provided notice during the second quarter and terminated the rental agreement for the South Bend, Indiana facility effective June 30, 2005.

We purchased $152,000 and $185,000 of maintenance and other services from Leasing in the six-month periods of 2005 and 2004, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $16,000 for leased equipment in the first six months of 2005, but did not lease any equipment from, nor make payments to, Leasing during the first six months of 2004. The equipment was utilized by one of our customers, who reimbursed us for the lease amount through a periodic billing process that includes charges for additional services we provided to this customer. The Company received no commission or other financial benefit from Leasing or any other party in connection with the transaction.

Split-Dollar Life Insurance Policies

We are a party to two split-dollar life insurance contracts insuring the life of John R. Congdon. We have endorsed a total of $2,000,000 of the death benefits provided by the policies to Mr. Congdon’s spouse. We own all of the equity and cash values of these contracts and at June 30, 2005, the net death benefits due to the Company were $2,076,000.

Audit Committee Approval

The Audit Committee of our Board of Directors has reviewed and approved all related party transactions.

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

We are exposed to interest rate risk directly related to our revolving credit agreement, which have variable interest rates. The average principal balance and effective interest rate under this agreement for the first six months of 2005 was $16,017,000 and 2.86%, respectively. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

All of the following individuals nominated were elected to serve as directors at the 2005 Annual Meeting of Shareholders held on May 16, 2005 and received the number of votes set opposite their respective names:

Nominee	For	Withheld
J. Paul Breitbach	21,175,246	2,020,495
David S. Congdon	21,151,701	2,044,040
Earl E. Congdon	21,507,512	1,688,229
John R. Congdon	22,634,547	561,194
John R. Congdon, Jr.	20,312,875	2,882,866
Robert G. Culp, III	21,833,205	1,362,536
John A. Ebeling	20,507,262	2,688,479
Harold G. Hoak	22,014,121	1,181,620
Franz F. Holscher	22,348,797	846,944

Item 6. Exhibits

a) Exhibits:

Exhibit No.	Description
4.6.10 (a)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated as of February 25, 2005

4.6.11 (a)	Subsidiary Guaranty Agreement, dated as of February 25, 2005, from ODIS, Inc. for the benefit of the Holders of the 2005 Series A Notes

10.19.1 (b)	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2 (b)	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated May 16, 2005

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 9, 2005	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: August 9, 2005	/s/ John P. Booker, III
John P. Booker, III
Vice President-Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
4.6.10 (a)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated as of February 25, 2005

4.6.11 (a)	Subsidiary Guaranty Agreement, dated as of February 25, 2005, from ODIS, Inc. for the benefit of the Holders of the 2005 Series A Notes

10.19.1 (b)	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2 (b)	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated May 16, 2005

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.