Form 10-Q
period 2005-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2005-11-09
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2005, there were 24,856,485 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

(In thousands, except share data)	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,403	$742
Customer receivables, less allowances of $9,033 and $8,109, respectively	124,137	94,495
Other receivables	2,442	2,753
Tires on equipment	12,928	10,551
Prepaid expenses	14,264	14,238
Deferred income taxes	5,612	4,602

Total current assets	165,786	127,381

Property and equipment:
Revenue equipment	387,487	311,405
Land and structures	215,920	198,194
Other fixed assets	97,654	84,941
Leasehold improvements	1,561	1,103

Total property and equipment	702,622	595,643

Less accumulated depreciation and amortization	(252,443)	(232,375)

Net property and equipment	450,179	363,268

Other assets	24,123	18,928

Total assets	$640,088	$509,577

Note: The Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	September 30, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,679	$25,300
Compensation and benefits	28,913	21,323
Claims and insurance accruals	26,657	22,051
Other accrued liabilities	9,599	6,586
Income taxes payable	2,498	1,374
Current maturities of long-term debt	19,124	22,030

Total current liabilities	122,470	98,664

Long-term liabilities:
Long-term debt	120,505	57,424
Other non-current liabilities	25,227	22,646
Deferred income taxes	41,114	39,315

Total long-term liabilities	186,846	119,385

Total liabilities	309,316	218,049

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 24,856,485 and 24,845,235 shares outstanding at September 30, 2005 and December 31, 2004, respectively	2,486	2,485
Capital in excess of par value	92,137	92,088
Retained earnings	236,149	196,955

Total shareholders’ equity	330,772	291,528

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$640,088	$509,577

Note: The Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from operations	$275,076	$215,117	$776,192	$600,015
Operating expenses:
Salaries, wages and benefits	148,659	120,674	426,516	344,394
Operating supplies and expenses	41,929	26,360	112,627	70,174
General supplies and expenses	8,153	7,062	24,185	20,658
Operating taxes and licenses	9,865	7,891	28,730	22,870
Insurance and claims	6,768	6,172	23,083	18,864
Communications and utilities	3,016	2,988	9,396	8,279
Depreciation and amortization	14,716	11,536	40,714	33,038
Purchased transportation	8,505	7,859	25,744	21,099
Building and office equipment rents	2,406	1,915	6,839	5,608
Miscellaneous expenses, net	2,290	1,143	7,088	3,712

Total operating expenses	246,307	193,600	704,922	548,696

Operating income	28,769	21,517	71,270	51,319

Other deductions:
Interest expense, net	1,767	1,290	4,905	4,053
Other expense, net	311	97	714	475

Total other deductions	2,078	1,387	5,619	4,528

Income before income taxes	26,691	20,130	65,651	46,791

Provision for income taxes	10,756	7,915	26,457	18,403

Net income	$15,935	$12,215	$39,194	$28,388

Basic and diluted earnings per share:	$0.64	$0.50	$1.58	$1.17

Weighted average shares outstanding:
Basic	24,847,436	24,600,431	24,845,969	24,261,022
Diluted	24,848,697	24,616,231	24,852,829	24,279,666

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock		Capital in excess of par value	Retained earnings	Total
	Shares	Amount
Balance as of December 31, 2003	24,089	$2,409	$72,169	$157,963	$232,541
Net income	—	—	—	38,992	38,992
Sale of common stock	736	74	19,679	—	19,753
Exercise of common stock options	20	2	169	—	171
Tax benefit from exercise of common stock options	—	—	71	—	71

Balance as of December 31, 2004	24,845	2,485	92,088	196,955	291,528

Net income (Unaudited)	—	—	—	39,194	39,194
Exercise of common stock options (Unaudited)	11	1	49	—	50

Balance as of Sept. 30, 2005 (Unaudited)	24,856	$2,486	$92,137	$236,149	$330,772

Note: The Statements of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2004, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except supplemental disclosure)	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$39,194	$28,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,714	33,038
Loss (gain) on sale of property and equipment	895	(385)
Changes in assets and liabilities:
Customer and other receivables, net	(29,222)	(20,731)
Tires on equipment	(2,377)	(1,371)
Prepaid expenses and other assets	469	2,196
Accounts payable	10,379	13,877
Compensation, benefits and other accrued liabilities	10,404	8,582
Claims and insurance accruals	6,445	6,731
Deferred income tax	789	7,603
Income taxes payable	1,124	(1,736)
Other liabilities	621	843

Net cash provided by operating activities	79,435	77,035

Cash flows from investing activities:
Purchase of property and equipment	(119,456)	(79,879)
Proceeds from sale of property and equipment	3,438	1,463
Acquisition of business assets, net	(15,355)	—

Net cash used for investing activities	(131,373)	(78,416)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,834	815
Principal payments under long-term debt agreements	(21,001)	(20,738)
Net proceeds from revolving line of credit	3,167	3,500
Proceeds from the issuance of stock	—	19,754
Other financing activities, net	(401)	93

Net cash provided by financing activities	57,599	3,424

Increase in cash and cash equivalents	5,661	2,043
Cash and cash equivalents at beginning of period	742	1,051

Cash and cash equivalents at end of period	$6,403	$3,094

Supplemental disclosure of noncash investing and financing activities:

We acquired $2,175,000 of property and equipment through capital leases during the nine-month period ended September 30, 2005.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The financial statements were consolidated for all periods prior to June 30, 2005 and include the accounts of Old Dominion Freight Line, Inc. and its then-wholly owned and sole subsidiary. All significant intercompany balances and transactions were eliminated in consolidation. The subsidiary was dissolved on a voluntary basis by its Board of Directors without an income statement impact and its assets were transferred to the Company effective June 30, 2005.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The financial statements should be read in conjunction with the consolidated financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2004. For comparability, certain reclassifications were made to conform prior-period financial statements to the current presentation.

There have been no significant changes in the accounting principles and policies, long-term contracts, or estimates inherent in the preparation of the financial statements of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in our Annual Report on Form 10-K for the year ended December 31, 2004, other than the changes described in this quarterly report. As set forth below, however, we have enhanced the tires on equipment disclosure.

Unless the context requires otherwise, references in these Notes to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Tires on Equipment

The cost of original and replacement tires mounted on equipment is recorded in tires on equipment and amortized based on usage determined by periodic samplings of tread depth.

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

On October 31, 2005, the Board of Directors approved a three-for-two common stock split, which will be effected for shareholders of record as of the close of business on November 16, 2005. On November 30, 2005, those shareholders will receive one additional share of common stock for every two shares owned. References in this report to weighted average shares outstanding and earnings per share amounts have not been restated for this stock split, as the distribution of shares will occur after the date of this report.

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during each period. The effect of dilutive employee stock options is immaterial to the calculation of diluted earnings per share for the quarterly and year-to-date periods ended September 30, 2005 and 2004.

Stock-Based Compensation

Effective December 31, 2002, Old Dominion adopted the prospective method of transition of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. Stock-based compensation expense for our employee stock option plan for options that were granted prior to January 1, 2003 continues to be recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Consistent with APB 25, the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized. Pro forma information regarding net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended, is not significantly different than that determined under APB 25 and, therefore, is not presented.

On May 16, 2005, our Board of Directors approved and the Company adopted the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 250,000, subject to any change in the outstanding shares of our common stock. Initial grants under this plan may be awarded beginning in 2006, and annually thereafter, subject to the Company meeting certain operating measures to be determined by our Board of Directors. Once granted, shares will be accounted for under SFAS 123(R), Share-Based Payment.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Companies were originally required to adopt SFAS No. 123(R) no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release amending the compliance dates for SFAS No. 123(R). Under this new rule, Old Dominion expects to adopt the modified prospective method of transition of SFAS No. 123(R) effective January 1, 2006. We do not know and cannot reasonably estimate the impact of adopting this standard on our financial position, results of operations, or cash flows due to our adoption of the Phantom Stock Plan, under which the initial grant of shares may begin in 2006 as previously described.

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 2. Long-term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2005	December 31, 2004
Senior notes	$112,107	$53,714
Revolving credit facility	20,500	17,333
Equipment and other obligations	4,381	6,729
Capitalized lease obligations	2,641	1,678

	139,629	79,454
Less current maturities	19,124	22,030

	$120,505	$57,424

We have four senior note agreements outstanding totaling $112,107,000 at September 30, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%. The effective average interest rate on our outstanding senior note agreements was 5.43% and 6.94% at September 30, 2005 and 2004, respectively.

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the period in effect during the third quarter of 2005. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the period the facility was in effect during the third quarter 2005. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At September 30, 2005, there was $20,500,000 outstanding on the line of credit facility and there was $39,909,000 of outstanding letters of credit.

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

The September 2005 credit facility replaced our three-year $80,000,000 senior unsecured revolving credit agreement dated June 30, 2003, as amended, which was terminated on September 22, 2005.

With the exception of the revolving credit agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had an outstanding balance of $20,500,000 at September 30, 2005. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

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

Split-Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies of $1,762,000 is included in “Other Assets” at September 30, 2005. These policies provided for $4,298,000 in net death benefits due to the Company at September 30, 2005, for which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

Note 4. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded, will have a significant adverse effect upon our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At September 30, 2005, we provided full-state coverage to 33 of the 44 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. In the first quarter of 2005, we expanded our operations into our 41st state, Nebraska, and initiated full-state coverage in Kansas and Iowa as a result of the Wichita Southeast Kansas Transit, Inc. selected asset purchase (the “WSKT asset purchase”). In May 2005, we opened a service center in Portland, Maine, which expanded our operations into our 42nd state and increased our full-state coverage to 32 states. We continued our geographic expansion in the third quarter of 2005 to our 43rd and 44th states with the opening of service centers in Sioux Falls, South Dakota, and Burlington, Vermont. The Burlington, Vermont opening also increased our full-state coverage to 33 states. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

We plan to expand geographically to complete our national footprint and to add additional service centers in existing states, as opportunities arise, to ensure that our service center network has sufficient capacity to prevent it from becoming a limiting factor to our growth. Our plans include the openings of new service centers in Beaumont, Texas and Lafayette, Louisiana in the fourth quarter of 2005 and 15 to 20 new service centers during 2006, depending upon real estate availability.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.0	56.1	55.0	57.4
Operating supplies and expenses	15.2	12.3	14.5	11.7
General supplies and expenses	3.0	3.3	3.1	3.4
Operating taxes and licenses	3.6	3.7	3.7	3.8
Insurance and claims	2.5	2.9	3.0	3.2
Communications and utilities	1.1	1.3	1.2	1.4
Depreciation and amortization	5.3	5.4	5.2	5.5
Purchased transportation	3.1	3.6	3.3	3.5
Building and office equipment rents	0.9	0.9	0.9	0.9
Miscellaneous expenses	0.8	0.5	0.9	0.6

Total operating expenses	89.5	90.0	90.8	91.4

Operating income	10.5	10.0	9.2	8.6

Interest expense, net	0.7	0.6	0.6	0.7
Other expense, net	0.1	0.0	0.1	0.1

Income before income taxes	9.7	9.4	8.5	7.8

Provision for income taxes	3.9	3.7	3.5	3.1

Net income	5.8%	5.7%	5.0%	4.7%

Results of Operations

Key financial and operating metrics for the three and nine months ended September 30, 2005 and 2004 are presented below:

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2005	2004	% Change	2005	2004	% Change
Revenue (in thousands)	$275,076	$215,117	27.9%	$776,192	$600,015	29.4%
Operating ratio	89.5%	90.0%	(0.6)%	90.8%	91.4%	(0.7)%
Net income (in thousands)	$15,935	$12,215	30.5%	$39,194	$28,388	38.1%
Basic and diluted earnings per share	$0.64	$0.50	28.0%	$1.58	$1.17	35.0%
LTL tonnage (in thousands)	817	671	21.8%	2,334	1,910	22.2%
LTL shipments (in thousands)	1,445	1,230	17.5%	4,248	3,586	18.5%
LTL revenue per LTL hundredweight	$15.30	$14.52	5.4%	$15.13	$14.24	6.3%
LTL revenue per LTL hundredweight, less fuel surcharges	$13.60	$13.59	0.1%	$13.68	$13.43	1.9%
LTL weight per LTL shipment (lbs.)	1,130	1,090	3.7%	1,099	1,065	3.2%
Average length of haul (miles)	919	922	(0.3)%	926	937	(1.2)%
LTL revenue per LTL shipment	$172.93	$158.28	9.3%	$166.20	$151.69	9.6%
LTL revenue per LTL shipment, less fuel surcharges	$153.67	$148.18	3.7%	$150.26	$143.06	5.0%

We have continued to produce strong profitable growth in the third quarter and first nine months of 2005 resulting from increased LTL tonnage and LTL revenue per LTL hundredweight. Revenue for the third quarter ended September 30, 2005 increased 27.9% to $275,076,000 from $215,117,000 for the third quarter of 2004. We continued to focus on revenue growth in existing markets during the third quarter and were successful in increasing our operating density. As a result, we produced our 16th consecutive quarter of improvement in our operating ratio and growth in net income in excess of 30% and our sixth consecutive quarter of revenue growth above 20%, all on a comparable quarter basis. The quarterly operating ratio of 89.5% and net profit margin of 5.8% are the best we have produced in our 14 years since operating as a public company. When combined with the revenue increase through the second quarter, our revenue increased 29.4% to $776,192,000 for the nine-month period ended September 30, 2005 from $600,015,000 for the comparable period in 2004.

Revenue

The increases in our revenue for the third quarter and first nine months of 2005 were primarily due to a growth of 21.8% in LTL tonnage and a 5.4% increase in LTL revenue per LTL hundredweight during the third quarter of 2005 and respective increases of 22.2% and 6.3% for the comparable nine-month period of 2005. The tonnage growth consists of increases in both LTL shipments and LTL weight per shipment of 17.5% and 3.7%, respectively, from the third quarter of 2004 and 18.5% and 3.2%, respectively, from the first nine months of 2004. We have achieved this growth primarily through expanding our business with existing customers and adding new customers in existing areas, as well as launching new services and improving the quality of our service.

LTL revenue per LTL hundredweight increased to $15.30 for the third quarter of 2005 from $14.52 for the third quarter of 2004 and increased to $15.13 for the first nine months of 2005 from $14.24 for the first nine months of 2004. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of average higher fuel prices for the first nine months of 2005, the fuel surcharge increased to 9.6% of revenue from 5.7% for the comparable period in 2004. Excluding the fuel surcharge, LTL revenue per LTL hundredweight increased 0.1% to $13.60 for the third quarter of 2005 from $13.59 for the third quarter of 2004 and 1.9% to $13.68 for the first nine months of 2005 from $13.43 for the first nine months of 2004. Our pricing has remained relatively stable despite the increased weight per shipment and decreased length of haul for both the third quarter and first nine months of 2005, which generally have the effect of reducing revenue per hundredweight. The stability in our pricing demonstrates our ability to maintain our pricing discipline while increasing the volume of freight moving through our service center network.

During the third quarter, we opened three new service centers in Grand Island, Nebraska, Sioux Falls, South Dakota and Burlington, Vermont, which increased our total to 153 service centers at September 30, 2005. In the first half of 2005, we opened new service centers in Colorado Springs, Colorado, Portland, Maine and an additional 10 service centers in our South Central and Midwest regions as a result of the WSKT asset purchase in January 2005. The expansion of our service center network and improvement in our service capabilities should provide a platform for future growth. However, the majority of our revenue growth for the periods compared was generated from our existing service center network, which has contributed to the continued improvement in our operating ratio. The revenue growth from our geographic expansion typically results in additional freight moving through our existing service center network. This effect creates density and improvement in the operating ratio in our existing network and helps to offset higher operating margins that typically accompany new service centers openings.

Our average length of haul decreased from 937 miles in the first nine months of 2004 to 926 miles in the first nine months of 2005, reflecting higher growth in our shorter-haul regional lanes. The growth in these shorter-haul lanes can be attributed to our evolving customer base, our growing number of states with full-state coverage and our focus on building our presence in regional markets, which was strengthened by the WSKT asset purchase. We believe that our competitiveness in the next-day and two-day lanes presents us with further growth opportunities, as these are the fastest growing markets in the industry due to changing demands of shippers.

Operating Costs and Other Expenses

Density, resulting from increased tonnage and shipments moving through our existing service center network, contributed to a 13.6% increase in revenue per service center for the comparable nine-month periods and generated operating efficiencies, primarily by leveraging certain fixed costs and through improved labor productivity. Our operating ratio improved to 89.5% and 90.8% in the third quarter and first nine months of 2005, respectively, from 90.0% and 91.4% in the comparable periods of 2004. Much of the overall improvement in our operating ratio was achieved by the improvement in salaries, wages and benefits as a percent of revenue, which decreased to 54.0% of revenue in the third quarter of 2005 from 56.1% for the prior-year quarter and decreased to 55.0% in the first nine months of 2005 from 57.4% in the comparable prior-year period.

Driver wages decreased to 21.3% of revenue for the third quarter of 2005 from 22.6% for the prior-year quarter and decreased to 21.9% of revenue for the first nine months of 2005 from 23.0% in the first half of 2004. For the first nine months of 2005, we achieved a 4.0% improvement in P&D shipments handled per hour and an 8.6% improvement in revenue per linehaul mile. We also experienced an improvement in platform labor, which decreased to 7.5% of revenue for the third quarter of 2005 and 7.6% for the first nine months of 2005 from 7.7% and 7.8% for the comparable periods in the prior year. Fringe benefit costs increased to 28.1% of payroll for the third quarter of 2005 from 25.9% for the third quarter of 2004 primarily due to unfavorable group health claims experience. Fringe benefit costs decreased to 27.1% of payroll for the first nine months of 2005 from 27.3% for the comparable period in the prior year primarily due to a 0.7% improvement in workers’ compensation as a percent of payroll that offset unfavorable group health costs.

Operating supplies and expenses increased to 15.2% of revenue for the third quarter of 2005 from 12.3% for the prior-year quarter and increased to 14.5% of revenue for the first nine months of 2005 from 11.7% in the first nine months of 2004. These increases are primarily due to an 85.4% and 83.9% increase in diesel fuel costs, excluding fuel taxes, for the third quarter and first nine months of 2005, respectively, resulting from both increased fuel prices and a 20.3% and 24.1% increase in consumption from the comparable prior-year periods. We temporarily experienced higher fuel prices and supply shortages in certain markets in the aftermath of the hurricane activity on the U.S. gulf coast during the third quarter of 2005. While prices have remained higher than pre-Katrina levels, we are currently no longer experiencing those same supply shortages. These supply shortages did not disrupt our normal service schedules. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, effectively offset the increases in diesel fuel prices for the periods presented.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 2.5% of revenue for the third quarter of 2005 from 2.9% for the prior-year quarter and decreased to 3.0% of revenue for the first nine months of 2005 from 3.2% in the first nine months of 2004. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. Our auto liability claims experience under our retention level was 0.5% and 1.2% of revenue for the third quarter and first nine months of 2005, respectively, as compared to 1.0% and 1.2% in the comparable prior-year periods. The third quarter change is generally due to both the number and severity of claims incurred during the periods compared. Our cargo claims experience under our retention level increased to 1.5% of revenue for the third quarter of 2005 from 1.3% in the prior-year period and decreased to 1.3% for the first nine months of 2005 from 1.4% in the comparable prior-year period. The increase in the third quarter of 2005 reflects unfavorable experience attributable to the hurricane activity on the U.S. gulf coast, otherwise our experience for the quarter would have been consistent with the prior-year period. We attribute a portion of the year-to-date improvement in cargo claim expenses to the increased utilization of adjustable rack systems and reusable inflatable air bags in our trailer fleet, which protect freight from damage caused by load shifting. New trailer purchases are equipped with these adjustable rack systems and we are currently retrofitting a portion of our existing trailer fleet.

The focus on revenue growth in existing markets has provided opportunities to leverage our investments in property and equipment. As a result, depreciation and amortization expenses decreased to 5.3% and 5.2% of revenue for the third quarter and first nine months of 2005, respectively, from 5.4% and 5.5% for the comparable prior-year periods. We have incurred $126,304,000 of net capital expenditures for the first nine months of 2005, including the capital assets acquired in the WSKT asset purchase, which has increased our fleet and allowed for further geographic expansion and increased capacity within our network to accommodate further growth.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators and lease tractors, trailers and other revenue producing equipment. We utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation decreased to 3.1% and 3.3% for the third quarter and first nine months of 2005, respectively, from 3.6% and 3.5% for the comparable period in 2005. These decreases are primarily due to a decrease in the use of purchased linehaul services, which is due to the increased use of Company personnel and equipment.

Our continued revenue growth and density improvements have also allowed us to successfully leverage our communication and utilities costs along with general supplies and expenses, which when combined, decreased to 4.1% and 4.3% of revenue for the third quarter and first nine months of 2005, respectively, from 4.6% and 4.8% for the comparable prior-year periods.

Miscellaneous expenses, net were $2,290,000 and $7,088,000 for the three and nine-month periods ended September 30, 2005, an increase of $1,147,000 and $3,376,000 from the comparable prior-year periods. The quarterly increase is primarily due to a $500,000 loss accrued for our deductible on property losses resulting from Hurricane Katrina. The year-to-date increase also includes a write-off of various assets totaling approximately $1,013,000 that occurred in the second and third quarters of 2005, increased bad debt expense and increased losses on the disposal of operating equipment through the normal replacement cycle.

Interest expense, net of interest income was $1,767,000 and $4,905,000 for the three and nine-month periods ended September 30, 2005, an increase of $477,000 and $852,000 from the comparable prior-year periods. The increase from the prior-year periods is primarily due to an increased average balance of our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on February 25, 2005.

Our effective tax rate was 40.3% for the third quarter and first nine months of 2005 compared to 39.3% for the comparable periods in 2004. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $126,304,000, including the capital assets acquired in the WSKT asset purchase, in the first nine months of 2005. Cash flows from operations funded approximately 63% of these expenditures. At September 30, 2005, long-term debt, including current maturities, increased to $139,629,000 from $79,454,000 at December 31, 2004, primarily due to the net proceeds received from the two issuances of privately-placed senior notes issued under the Note Purchase Agreement entered into on February 25, 2005. We entered into this Note Purchase Agreement to refinance existing indebtedness and for general corporate purposes, including, but not limited to, the WSKT asset purchase and our estimated net capital expenditures not funded by internally generated cash flows.

We estimate net capital expenditures, including the capital assets acquired in the WSKT asset purchase, to be approximately $150,000,000 to $160,000,000 for the year ending December 31, 2005. Of that, approximately $104,000,000 is allocated for the purchase of tractors and trailers; $35,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $11,000,000 is allocated for investments in technology; and the balance is allocated for other assets. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings through our revolving credit agreement as necessary.

The table below sets forth our capital expenditures for the nine-month period ended September 30, 2005, including the capital assets acquired in the WSKT asset purchase, and the years ended December 31, 2004, 2003 and 2002:

	YTD September 2005	Year Ended December 31,
(In thousands)		2004	2003	2002
Land and structures	$20,573	$20,676	$36,111	$21,637
Tractors	45,998	35,932	32,710	22,900
Trailers	48,086	20,887	12,746	8,800
Technology	6,650	10,034	14,917	7,840
Other	8,920	6,170	5,419	8,815
Proceeds from sale	(3,923)	(1,593)	(3,462)	(887)

Total	$126,304	$92,106	$98,441	$69,105

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the period in effect during the third quarter of 2005. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the period the facility was in effect during the third quarter 2005. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At September 30, 2005, there was $20,500,000 outstanding on the line of credit facility and there was $39,909,000 of outstanding letters of credit.

The September 2005 credit facility replaced our three-year $80,000,000 senior unsecured revolving credit agreement dated June 30, 2003, as amended, which was terminated on September 22, 2005.

With the exception of the revolving credit agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had an outstanding balance of $20,500,000 at September 30, 2005. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

We have four senior note agreements outstanding totaling $112,107,000 at September 30, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%. The effective average interest rate on our outstanding senior note agreements was 5.43% and 6.94% at September 30, 2005 and 2004, respectively.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. At September 30, 2005, our credit agreement was the most restrictive and limited the amount of dividends that could be paid to shareholders to $10,000,000. We did not declare or pay a dividend on our common stock in the nine-month period ended September 30, 2005, and we have no plans to declare or pay a dividend in 2005.

We have a term loan with principal outstanding of $3,534,000 as of September 30, 2005, which was used to purchase 300 tractors. The term loan consists of 48-month term notes secured by the purchased equipment pursuant to a security agreement with the lender. The notes call for equal monthly payments of principal and interest and mature in July and August 2006. The interest rates on the notes are fixed and range from 4.21% to 4.39%. The term loan agreement contains customary affirmative and negative covenants. The term notes originally incorporated by reference the financial covenants from our May 2000 credit facility and have been amended to incorporate by reference our financial covenants under our September 2005 revolving credit agreement.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2005:

Contractual obligations (1)	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$136,988	$17,953	$23,535	$41,929	$53,571
Capital lease obligations	2,641	1,171	1,470	—	—
Operating leases	38,547	12,202	13,593	4,406	8,346

Total obligations	$178,176	$31,326	$38,598	$46,335	$61,917

Other commercial commitments (2)	Total amounts committed	Amount of commitment expiration per period (in thousands)
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$39,909	$39,909	—	—	—

Total commitments	$39,909	$39,909	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of outstanding senior notes totaling $112,107,000; capital lease obligations for computer equipment; and operating leases primarily consisting of real estate leases. The increase in our contractual obligations from December 31, 2004 is primarily due to the two issuances of privately-placed senior notes under the Note Purchase Agreement entered into on February 25, 2005, which are described in detail above.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing our financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses. As set forth below, however, we have enhanced the allowance for uncollectible accounts disclosure and included new disclosure for the allowance for revenue adjustments.

Allowances for Uncollectible Accounts and Revenue Adjustments - We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. Actual write-offs could differ from our allowance estimate as a result of several factors including changes in the overall economic environment or factors and risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We continually review the underlying assumptions in our estimate of the allowance for uncollectible accounts so as to reflect the most recent trends and factors.

We also maintain an allowance for revenue adjustments resulting from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

Management believes the methodologies for estimating these allowances to be reliable based on the accuracy of our estimate in prior periods. As such, we do not anticipate any near-term changes in our methodologies for these estimates.

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

Split-Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies of $1,762,000 is included in “Other Assets” at September 30, 2005. These policies provided for $4,298,000 in net death benefits due to the Company at September 30, 2005, for which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

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

We are exposed to interest rate risk directly related to loans under our revolving credit agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreements for the first nine months of 2005 was $15,916,000 and 4.06%, respectively. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

a)	Exhibits:

Exhibit No.	Description
4.6.12 (a)	Second Amendment to the Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8 (a)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated September 22, 2005

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: November 9, 2005	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: November 9, 2005	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
4.6.12 (a)	Second Amendment to the Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8 (a)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated September 22, 2005

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.