Form 10-K/A
period 2004-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2006-03-16
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock ($0.10 par value)

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

As of March 16, 2005, the registrant had 24,845,235 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) amends the annual report of Old Dominion Freight Line, Inc. on Form 10-K for the year ended December 31, 2004, referred to as the 2004 Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005. The purpose of this amendment is to provide a revised independent auditor’s report from Ernst & Young LLP stating that they conducted their audits in accordance with “the standards of the Public Company Accounting Oversight Board (United States)” instead of in accordance with “auditing standards generally accepted in the United States” as originally reported.

This revision had no effect on the Company’s consolidated statements of operations, statements of cash flows or balance sheets.

This Amendment No. 1 is limited in scope to the portion of the 2004 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2004 Form 10-K. This Amendment No. 1 continues to speak as of the date of the 2004 Form 10-K, and we have not updated the disclosures in either this Amendment No. 1 or the 2004 Form 10-K to reflect events that occurred subsequent to the filing of the 2004 Form 10-K, other than with respect to the revised independent auditor’s report from Ernst & Young LLP that is included as part of this Amendment No. 1.

1

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Old Dominion Freight Line, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina

March 14, 2005

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

By:	/s/ EARL E. CONGDON
Earl E. Congdon
Chief Executive Officer

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date
/s/ EARL E. CONGDON	Chairman of the Board of Directors	March 15, 2006
Earl E. Congdon	and Chief Executive Officer

/s/ JOHN R. CONGDON	Vice Chairman of the Board	March 15, 2006
John R. Congdon	and Director

/s/ J. PAUL BREITBACH	Director	March 15, 2006
J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	March 15, 2006
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	March 15, 2006
Robert G. Culp, III

/s/ JOHN A. EBELING	Director	March 15, 2006
John A. Ebeling

/s/ HAROLD G. HOAK	Director	March 15, 2006
Harold G. Hoak

/s/ FRANZ F. HOLSCHER	Director	March 15, 2006
Franz F. Holscher

/s/ DAVID S. CONGDON	Director, President and Chief	March 15, 2006
David S. Congdon	Operating Officer

/s/ J. WES FRYE	Senior Vice President - Finance	March 15, 2006
J. Wes Frye	(Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President - Controller	March 15, 2006
John P. Booker III	(Principal Accounting Officer)

3

EXHIBIT INDEX

FORM 10-K/A – AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4