Form 10-K
period 2005-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2006-03-16
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock ($0.10 par value)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐                                     Accelerated filer  ☒                                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2005, was $444,528,321.

As of March 14, 2006, the registrant had 37,284,675 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

ITEM 1. BUSINESS

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

General

We are a leading less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At December 31, 2005, we provided full-state coverage to 33 of the 44 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provided service to and from the remaining states as well as international services around the globe. We plan to continue to expand geographically to complete our national footprint and to add additional service centers in states that we currently serve, as opportunities arise, to ensure that our service center network has sufficient capacity. These additions should also allow us to continue to expand our full-state coverage throughout our network.

We have grown substantially over the last several years through strategic acquisitions and internal growth. Prior to 1995, we provided inter-regional service to major metropolitan areas from, and regional service within, the Southeast region of the United States. Since 1995, we have expanded our infrastructure to provide next-day and second-day service within four additional regions as well as expanded inter-regional service among those regions. From 1995 through December 31, 2005, we increased our number of service centers from 53 to 154 and our states directly served from 21 to 44. We increased our number of service centers to 171 as of March 1, 2006, primarily through the purchase of selected assets from UW Freight Line, Inc. in January 2006. As a result, we now are able to provide full-state coverage to 37 of the 46 states that we now serve directly. We believe that our present infrastructure will enable us to increase freight density, which is to increase the volume of freight moving through our network, and thereby improve our profitability.

We are committed to providing our customers with high quality service. We are continually upgrading our technological capabilities to improve our customer service, reduce our transit times and minimize our operating costs. In addition to our core LTL services, we provide premium expedited services, truckload services, truckload brokerage services, logistical solutions, container delivery service to and from ten port facilities and distribution services in which we either consolidate LTL shipments for full truckload transport by a truckload carrier or break down full truckload shipments from a truckload carrier into LTL shipments for our delivery, as well as other specialized services.

We provide consistent customer service from a single organization offering our customers information and pricing from one point of contact. Our multi-regional competitors that offer inter-regional service typically do so through independent companies or with separate points of contact within different operating segments of the company, which can result in inconsistent service and pricing, as well as poor shipment visibility. Our integrated structure allows us to offer our customers consistent and continuous service across all areas of operations and service products.

Old Dominion was founded in 1934 and incorporated in Virginia in 1950.

Our Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: truckload and LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route the goods through service centers where freight may be transferred to other trucks with similar destinations for delivery.

In contrast to truckload carriers, LTL carriers require expansive networks of local pickup and delivery service centers, as well as larger breakbulk, or hub, facilities. The significant capital that LTL motor carriers must commit to create and maintain a network of service centers and a fleet of tractors and trailers makes it difficult for new start-up or small operations to effectively compete with established companies.

Service Center Operations

At December 31, 2005, we conducted operations through 154 service center locations, of which we own 70 and lease 84. We operate major breakbulk facilities in Atlanta, Georgia; Rialto, California; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; and Dallas, Texas, while using some smaller service centers for limited breakbulk activity in order to serve next-day markets. Our service centers are strategically located in five regions of the country to provide the highest quality service and minimize freight rehandling costs.

Each of our service centers is responsible for the pickup and delivery of freight for its service area. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Each service center loads the freight by destination the day it is picked up. Our management reviews the productivity and service performance of each service center on a daily basis to ensure quality service and efficient operations.

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

Linehaul Transportation

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

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible work force rules and by primarily using twin 28-foot trailers exclusively in our linehaul operations. Use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo claims expenses. Where permitted, we also utilize long-combination vehicles, such as triple 28-foot trailers and 48-foot and 28-foot trailer combinations. Twin trailers and long-combination vehicles permit more freight to be hauled behind a tractor than could be hauled by one larger trailer.

Tractors, Trailers and Maintenance

At December 31, 2005, we operated 4,028 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to pickup and delivery operations for the remainder of their useful lives. In a number of our service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2005, we operated a fleet of 15,701 trailers. As we have expanded and our needs for equipment have increased, we have purchased new trailers, and to a lesser extent, trailers meeting our specifications from other trucking companies. These purchases of pre-owned equipment, though providing an excellent value, have the effect of increasing our trailer fleet’s average age.

The table below reflects, as of December 31, 2005, the average age of our tractors and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age
Linehaul tractors	2,322	1.8 years
Pickup and delivery tractors	1,706	7.5 years
Pickup and delivery trucks	55	2.6 years
Linehaul trailers	11,544	8.1 years
Pickup and delivery trailers	4,157	11.0 years

We develop certain specifications for tractors and trailers, the production and purchase of which are negotiated with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe that there is sufficient capacity among suppliers to ensure an uninterrupted supply of equipment.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2005, 2004 and 2003. Our capital expenditures for tractors and trailers were higher in 2005 to support our continued growth and geographic expansion and, to a lesser extent, to replace equipment as part of our normal replacement cycle.

	Year ended December 31,
(In thousands)	2005	2004	2003
Tractors	$50,457	$35,932	$32,710
Trailers	52,949	20,887	12,746

Total	$103,406	$56,819	$45,456

At December 31, 2005, we had major maintenance operations at our service centers in Los Angeles and Rialto, California; Atlanta, Georgia; Des Plaines, Illinois; Indianapolis, Indiana; Parsons, Kansas; Jersey City, New Jersey; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; and Dallas, Texas. In addition, eleven other service center locations are equipped to perform routine and preventive maintenance checks and repairs on our equipment.

We have an established scheduled maintenance policy and procedure. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2005, we had a sales staff of 418 employees. We compensate our sales force, in part, based upon revenue generated, company and service center profitability and on-time service performance, which we believe helps to motivate our employees.

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

Revenue is generated from many customers and locations across the United States and North America. At year-end 2005, our customer base exceeded 60,000 customers. In 2005, our largest customer accounted for approximately 3.4% of revenue and our largest 20, 10 and 5 customers accounted for approximately 22.1%, 15.0% and 9.9% of our revenue, respectively. For each of the previous three years, less than 5% of our revenue was generated from international services. We believe the diversity of our revenue base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

Competition

The transportation industry is highly competitive on the basis of both price and service. We are the ninth largest LTL carrier in the United States, as measured by revenue. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. Competition is based primarily on personal relationships, price and service. We believe that we are able to compete effectively in our markets by providing high quality and timely service at competitive prices.

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

Technology

We continually upgrade our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We also employ freight handling systems and logistics technology to reduce costs and transit times. Our principal technologies include:

•	www.odfl.com. We continuously update our web site with current information, including service products, coverage maps, financial data, news releases, corporate governance matters, employment opportunities and other information of importance to our customers, investors and employees. Customers may also get information they need easily and efficiently such as: receive rate estimates; schedule pickups; trace shipments; check transit times; and view or print shipping documents. We make available, free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission.

•	odfl4me.com. Customers may register on the secure area of our web site, odfl4me.com, to manage their shipping needs from their desktops by providing access to: enhanced shipment tracing; customizable reports; document archives; on-line cargo claims processing; interactive bills of lading; and customized rate estimates for customer-specific pricing programs.

•	Interactive Voice Response (IVR). Through our IVR telephone system, callers can trace shipments, develop rate estimates and access our fax server to retrieve shipping documents such as delivery receipts and bills of lading.

•	Electronic Data Interchange (EDI). For our customers who prefer to exchange information electronically, we provide a number of EDI options with flexible formats and communication alternatives. Our customers can transmit or receive invoices, remittance advices, shipping documents and shipment status information, as well as other customized information.

•	Radio Frequency Identification (RFID) System. Our automated arrival/dispatch system monitors equipment location and freight movement throughout our system. Radio frequency identification tags are installed on all of our tractors and trailers, and readers are installed in most of our service centers. These tags and readers automatically record arrivals and departures, eliminating the need for manual entry, and provide real-time freight tracing capabilities for our customers and our employees.

•	Dock Yard Management (DYM) System. The DYM system records the status of shipments moving within our freight handling system through a network of handheld and fixed mounted computers on our freight docks, switching tractors and forklifts. Each barcoded shipment is monitored by these devices, which provides for real-time tracing and freight management.

•	Handheld Computer System. Handheld computers provide direct communication to our systems and allow our drivers to capture information during pickups and deliveries, including individual pieces and weights as well as origin and destination shipping points. Timely pickup information allows for better direct loading and efficient scheduling of linehaul operations and enhances real-time information for our customers’ visibility of their supply chain.

•	The Descartes System. This mapping system is utilized by our service centers to improve the efficiency of pickup and delivery (“P&D”) routes. The optimization of our P&D routes improves the efficiency of our operations, reduces costs and reduces transit times. In addition, this system enhances labor productivity by determining proper staffing and providing the most efficient freight loading patterns at our service centers.

Insurance

We carry significant insurance with third party insurance carriers and we self-insure a portion of this risk. We are currently self-insured for bodily injury and property damage claims up to $2,500,000 per occurrence and cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles, for the states in which we operate. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month, with certain limitations.

We believe that our policy of self-insuring up to set limits, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We also believe that our current insurance coverage is adequate to cover our liability risks.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. From time to time, we experience shortages in the availability of diesel fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis. We did not experience disruption to our normal service schedules as a result of any supply shortages in 2005. We have experienced higher diesel fuel costs in recent years and, as a result, implemented a fuel surcharge program in August 1999 that has remained in effect since that time. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, were implemented to offset the additional cost of diesel fuel and are consistent with our competitors’ practices. Our management believes that our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Diesel fuel costs, including fuel taxes, averaged 12.2% of revenue in 2005.

Employees

As of December 31, 2005, we employed 9,736 individuals on a full-time basis in the following categories:

Category	Number of employees
Drivers	4,885
Platform	1,840
Fleet Technicians	316
Sales	418
Salaried, clerical and other	2,277

As of December 31, 2005, we employed 2,186 linehaul drivers and 2,699 pickup and delivery drivers. All of our drivers are selected based upon driving records and experience. Drivers are required to pass drug tests and have a current United States Department of Transportation (“DOT”) physical and a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers are also required to take drug and alcohol tests periodically, by random selection.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 1,834 individuals have graduated from this program, from which we have experienced an annual turnover rate of approximately 8%. We believe our driver training and qualification programs have been important factors in improving our safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid during 2005 were approximately $900,000.

Management’s focus on communication and the continued education, development and motivation of our employees helps to ensure that our relationship with our employees remains excellent. There are no employees represented under a collective bargaining agreement, which management views as an important factor in the Company’s continued success.

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

On August 25, 2005, the DOT’s Federal Motor Carrier Safety Administration (“FMCSA”) published a final rule on Hours of Service Regulations for the transportation industry that became effective October 1, 2005, replacing those rules published on April 28, 2003, after the failure of the U.S. Congress to include Hours of Service Regulations in this year’s highway reauthorization legislation. The new Hours of Service Regulations were issued in response to a July 2004 ruling by the U.S. Court of Appeals for the District of Columbia that vacated the previous rules in order to allow the FMCSA adequate time to provide evidence that the previous rules were safe for drivers. The U.S. Congress voted in September 2004 to extend the previous Hours of Service Regulations until no later than September 30, 2005, and this final rule meets that requirement. The new Hours of Service Regulations maintained the number of hours our drivers can drive at a maximum of 11 hours and defined the maximum number of hours in a workday to 14 hours, measured from the driver’s initial start time. These regulations also maintained the minimum required number of hours of rest between work periods at 10 hours. These regulations have had minimal impact to our operations or cost structure.

We believe that the cost of compliance with applicable laws and regulations has not and will not materially affect our results of operations or financial condition.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on the transportation of certain materials, the discharge or retention of storm water and the emission and discharge of hazardous materials into the environment or their presence on or in our properties, vehicles and fuel storage tanks. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal 2006 or fiscal 2007.

ITEM 1A. RISK FACTORS

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

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

If our employees were to unionize, our operating costs would increase and our ability to compete would be impaired.

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

These results, and unionization of our workforce generally, could have a material adverse effect on our business, financial condition and results of operations.

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

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding the geographic reach of our service center network and broadening the scope of our service offerings. In connection with our growth strategy, we have purchased additional equipment, expanded and upgraded service centers, hired additional personnel and increased our sales and marketing efforts, and expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	geographic expansion and acquisitions require start-up costs and could expose us to temporary losses;

•	growth through acquisition could require us to temporarily match existing freight rates of the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

•	growth and geographic expansion is dependent on the availability of real estate. Shortages of suitable real estate may limit our geographic expansion and could constrain our service center network that could result in increased operating expenses;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies as the employees become proficient in their jobs; and

•	expanding our service offerings may require us to enter into new markets and compete with additional competitors.

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

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health. We carry significant insurance with third-party insurance carriers, the cost of which has risen significantly. To offset, in part, the significant increases we have experienced, we have elected to increase our self-insured retention levels for most of our risk exposures. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. In addition, insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

Our business is subject to general economic factors that are largely out of our control.

Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. In addition, because we self-insure a substantial portion of our group health expense, increases in healthcare costs and pharmaceutical expenses can adversely affect our financial results. Our results also may be negatively affected by increases in interest rates, which increase our borrowing costs and can negatively affect the level of economic activity by our customers and thus our freight volumes.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient financing.

Our business is highly capital intensive. Our net capital expenditures, including the acquisition of business assets, in 2005 and 2004 were $160,488,000 and $92,106,000, respectively. We expect our capital expenditures for 2006 to be approximately $245,000,000 to $255,000,000. The increase in our capital expenditures for 2006 is primarily due to real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe is necessary in order for us to achieve our growth strategy. We depend on operating leases, lines of credit, senior debt, secured equipment financing and cash flow from operations to finance our tractors, trailers and service centers. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, we will be forced to limit our growth and operate our trucks for longer periods of time, which could have a material adverse effect on our operating results.

In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. We currently maintain a $110,000,000 unsecured line of credit with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company that will expire in September 2010.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel is a significant operating expense. We do not hedge against the risk of diesel fuel price increases. Any increase in diesel fuel prices or diesel fuel taxes or any change in federal or state regulations that results in such an increase, to the extent not offset by freight rate increases or fuel surcharges to customers, or any interruption in the supply of diesel fuel, could have a material adverse effect on our operating results. Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. From time to time, we experience shortages in the availability of diesel fuel at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis. However, we did not experience any disruption to our normal service schedules as a result of any supply shortages in 2005.

Limited supply and increased prices for new equipment may adversely affect our earnings and cash flow.

Investment in new equipment is a significant part of our annual capital expenditures. We may face difficulty in purchasing new equipment due to decreased supply. The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. See the risk factor below entitled: “We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations that could adversely affect our business.”

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

We are subject to various federal, state and local environmental laws and regulations regulating, among other things, the emission and discharge of hazardous materials into the environment or presence on or in our properties and vehicles, fuel storage tanks, our transportation of certain materials and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. Environmental laws have become and are expected to continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2007. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-

manufactured engines and vehicles beginning with model year 2007. These regulations could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

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

The success of our business will continue to depend upon our executive officers. One of the critical factors in staying competitive in our industry is the maintenance and development of personal relationships. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operation.

Our principal shareholders control a large portion of our outstanding common stock.

On March 13, 2006, Earl E. Congdon and John R. Congdon and members of their families and their affiliates beneficially owned 30.4% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from other shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 23.6 acres of land. At December 31, 2005, we operated 154 service centers, of which 70 were owned and 84 were leased. These facilities are strategically dispersed over the states in which we operate. The length of our leased properties ranges from month-to-month to a lease that expires in February 2015. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to customers or our operating results.

We also own eleven non-operating properties, all of which are held for lease. Three of these properties are currently leased with month-to-month lease terms.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the Nasdaq National Market under the symbol ODFL. At March 3, 2006, there were approximately 11,900 holders of our common stock, including 141 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2005 or 2004, respectively, and we have no current plans to declare or pay any dividends on our common stock in 2006. The information concerning restrictions on dividend payments required by Item 5 of this report appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

On April 20, 2004, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on May 6, 2004. On May 20, 2004, those shareholders received one additional share of common stock for every two shares owned.

On October 31, 2005, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on November 16, 2005. On November 30, 2005, those shareholders received one additional share of common stock for every two shares owned.

The following table sets forth the high and low bid quotations of our common stock for the periods indicated, adjusted where appropriate for the common stock splits on May 20, 2004 and November 30, 2005, as reported by the Nasdaq National Market:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.640	$22.653	$22.733	$28.210
Low	$19.367	$17.627	$17.880	$20.593

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$15.916	$20.053	$20.047	$23.733
Low	$13.356	$14.991	$16.300	$18.247

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2005	2004	2003	2002	2001
Operating Data:
Revenue from operations	$1,061,403	$824,051	$667,531	$566,459	$502,239
Operating expenses:
Salaries, wages and benefits	585,879	468,775	396,521	340,820	306,361
Operating supplies and expenses	158,029	100,660	72,084	56,309	50,788
General supplies and expenses	31,940	27,630	23,222	21,038	17,768
Operating taxes and licenses	38,961	31,286	26,627	22,681	20,525
Insurance and claims	28,143	26,095	17,583	16,313	13,229
Communications and utilities	12,573	11,361	10,280	9,999	9,365
Depreciation and amortization	55,897	44,823	38,210	31,081	29,888
Purchased transportation	35,005	29,443	21,389	18,873	18,553
Building and office equipment rents	9,490	7,531	7,403	7,435	7,499
Miscellaneous expenses, net	7,901	5,839	2,996	5,624	3,538

Total operating expenses	963,818	753,443	616,315	530,173	477,514

Operating income	97,585	70,608	51,216	36,286	24,725
Interest expense, net	6,527	5,273	6,111	5,736	5,899
Other expense (income), net	787	748	(192)	285	(691)

Income before income taxes and cumulative effect of accounting change	90,271	64,587	45,297	30,265	19,517
Provision for income taxes	36,388	25,595	17,697	11,803	7,612

Income before cumulative effect of accounting change	53,883	38,992	27,600	18,462	11,905
Cumulative effect of accounting change, net	408	—	—	—	—

Net income	$53,475	$38,992	$27,600	$18,462	$11,905

Per Share Data:
Diluted earnings per share before cumulative effect of accounting change	$1.45	$1.06	$0.76	$0.63	$0.42
Diluted earnings per share	$1.43	$1.06	$0.76	$0.63	$0.42
Diluted weighted average shares outstanding:	37,276	36,635	36,142	29,141	28,060

Operating Statistics:
Operating ratio	90.8%	91.4%	92.3%	93.6%	95.1%
LTL revenue per LTL hundredweight	$15.32	$14.49	$13.80	$13.12	$12.75
Revenue per intercity mile	$4.12	$3.76	$3.53	$3.47	$3.37
Intercity miles (in thousands)	257,900	219,201	189,084	163,097	149,100
LTL tonnage (in thousands)	3,140	2,577	2,208	1,970	1,788
Shipments (in thousands)	5,751	4,918	4,366	3,870	3,463
Average length of haul (miles)	926	937	926	903	877

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Current assets	$150,213	$122,537	$97,055	$104,896	$65,933
Current liabilities	111,028	93,820	74,017	53,481	42,633
Total assets	641,648	504,733	430,244	379,829	302,907
Long-term debt (including current maturities)	128,956	79,454	97,426	93,223	98,422
Shareholders’ equity	345,051	291,528	232,541	203,563	136,639

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day nationwide service among five regions in the United States and next-day and second-day service within these regions. Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy.

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

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, P&D stops per hour, P&D shipments per hour and platform pounds per hour. We believe continued improvement in density is a key component in our ability to sustain profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2005	2004	2003
Revenue from operations	100.0%	100.0%	100.0%

Salaries, wages and benefits	55.2	56.9	59.4
Operating supplies and expenses	14.9	12.2	10.8
General supplies and expenses	3.0	3.3	3.5
Operating taxes and licenses	3.7	3.8	4.0
Insurance and claims	2.6	3.2	2.6
Communication and utilities	1.2	1.4	1.5
Depreciation and amortization	5.3	5.4	5.7
Purchased transportation	3.3	3.6	3.2
Building and office equipment rents	0.9	0.9	1.1
Miscellaneous expenses, net	0.7	0.7	0.5

Total operating expenses	90.8	91.4	92.3

Operating income	9.2	8.6	7.7
Interest expense, net	0.6	0.7	0.9
Other expense, net	0.1	0.1	—

Income before income taxes and cumulative effect of accounting change	8.5	7.8	6.8
Provision for income taxes	3.4	3.1	2.7

Income before cumulative effect of accounting change	5.1%	4.7%	4.1%

2005 Compared to 2004

Key financial and operating metrics for 2005 and 2004 are presented below:

	2005	2004	Change	% Change
Revenue (in thousands)	$1,061,403	$824,051	$237,352	28.8%
Operating ratio	90.8%	91.4%	(0.6)%	(0.7)%
Net income (in thousands)	$53,475	$38,992	$14,483	37.1%
Diluted earnings per share	$1.43	$1.06	$0.37	34.9%
LTL tonnage (in thousands)	3,140	2,577	563	21.8%
LTL shipments (in thousands)	5,628	4,808	820	17.1%
LTL revenue per LTL hundredweight	$15.32	$14.49	$0.83	5.7%
LTL weight per LTL shipment (lbs.)	1,116	1,072	44	4.1%
Average length of haul (miles)	926	937	(11)	(1.2)%
LTL revenue per LTL shipment	$170.92	$155.28	$15.64	10.1%

The 28.8% growth in revenue we produced in 2005 was a primary driver of our financial performance for the year. For the first time in our history, we achieved revenue over $1 billion while extending a four-year trend of producing double-digit growth in revenue, net income and diluted earnings per share. Our profitability is due primarily to our focus on growth in existing markets, thereby leveraging our existing infrastructure and capacity. As a result, we lowered our operating ratio to 90.8%, increased net income by 37.1% and increased diluted earnings per share by 34.9%. Our income and diluted earnings per share before recognizing the cumulative effect of accounting change increased 38.2% and 36.8%, respectively, in 2005.

Our revenue growth in 2005 was generated through a 21.8% growth in LTL tonnage and a 5.7% increase in LTL revenue per LTL hundredweight. The tonnage growth consists of increases in both LTL shipments and LTL weight per shipment of 17.1% and 4.1%, respectively, from 2004. We have achieved this growth primarily through expanding our business with existing customers and adding new customers in existing areas, as well as launching new services and improving the quality of our service. We believe that our continued geographic expansion, as well as increased full-state coverage, has positioned us to be attractive to more and more shippers. Additionally, we are able to offer a one-source solution to customers’ regional and inter-regional shipping needs by providing these services through one company, in contrast to many of our principal competitors. For these reasons, combined with a stable economy and industry consolidation during 2005, we have continued to gain market share and increase our revenues.

Our average length of haul decreased from 937 in 2004 to 926 miles in 2005, reflecting higher growth in our shorter-haul regional lanes. The growth in these shorter-haul lanes can be attributed to our evolving customer base, our growing number of states with full-state coverage and our focus on building our presence in regional markets. We believe that our competitiveness in the next-day and two-day lanes presents us with further growth opportunities, as these are the fastest growing markets in the industry due to the changing demands of shippers.

LTL revenue per LTL hundredweight increased to $15.32 from $14.49 in 2004. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which is consistent with industry practice. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs, our freight pricing strategy, as well as that in the LTL industry, has evolved and the fuel surcharge is one of many components in the overall price customers are willing to pay for transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. Because of average higher diesel fuel prices in 2005 and the evolution of our freight pricing strategy, the fuel surcharge increased to 10.3% of revenue from 6.3% in 2004. Our fuel surcharge revenue more than offset our increased cost of diesel fuel in 2005. A rapid and significant decrease in diesel fuel prices would likely reduce our revenue and operating income until we revised our pricing strategy to reflect these changes.

Our pricing has remained relatively stable despite the increased weight per shipment and decreased length of haul, which generally have the effect of reducing revenue per hundredweight. The overall stability in our pricing demonstrates our ability to maintain our pricing discipline while increasing the volume of freight moving through our service center network.

We increased the total number of service centers in our network to 154 at December 31, 2005 from 138 at December 31, 2004. The expansion of our service center network and improvement in our service capabilities should provide a platform for future growth. However, the majority of our revenue growth for the years compared was generated from our existing service center network, which has contributed to a 13.6% increase in revenue per service center in 2005 and the continued improvement in our operating ratio. The revenue growth from geographic expansion typically results in additional freight moving through our existing service center network, which helps to offset higher operating margins that typically accompany new service center openings.

Much of the overall improvement in our operating ratio was achieved by the improvement in salaries, wages and benefits as a percent of revenue, which decreased to 55.2% of revenue in 2005 from 56.9% of revenue in 2004. Driver wages decreased to 21.8% of revenue from 22.9% of revenue in 2004. We have continued to see improvement in our linehaul load averages and P&D productivity, as reflected by our 9.6% improvement in revenue per linehaul mile and our 3.0% improvement in P&D shipments handled per hour from 2004. We also experienced a similar improvement in platform labor, which decreased to 7.5% of revenue in 2005 from 7.7% in the prior year. This improvement primarily resulted from a 3.3% increase in platform pounds handled per hour. Fringe benefit costs increased to 29.0% of payroll from 27.3% in 2004, primarily due to increases in workers’ compensation expense recorded in the fourth quarter of 2005. We engaged an independent actuary to review our workers’ compensation and group health self-insurance accruals, which resulted in $6.8 million of additional expense in our fringe benefit costs.

Operating supplies and expenses increased to 14.9% of revenue in 2005 from 12.2% in 2004. This increase was primarily due to a 78.3% increase in diesel fuel costs, excluding fuel taxes, resulting from increased diesel fuel prices and a 22.4% increase in consumption. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, more than offset the increases in diesel fuel prices during 2005.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 2.6% of revenue in 2005 compared to 3.2% in 2004. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. The improvement in 2005 is primarily a result of a reduction in our auto liability expense in the fourth quarter of 2005 as a result of an independent actuarial review of our self-insured reserve for unpaid claims. Cargo claims expense also decreased slightly in 2005, which we attribute to the increased utilization of adjustable rack systems and reusable inflatable air bags in our trailer fleet, which protect freight from damage caused by load shifting. New trailer purchases are equipped with these adjustable rack systems and we have retrofitted a portion of our existing trailer fleet.

The significant growth we experienced in 2005 required continued investment in real estate and equipment. Additionally, we completed several expansion projects to existing service centers to ensure that our service center network is not a limiting factor to our growth. As a result, depreciation and amortization decreased only slightly to 5.3% of revenue in 2005 from 5.4% in 2004. In addition, building and office equipment rents remained consistent at 0.9% of revenue for both 2005 and 2004.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations and incur short-term leases for tractors, trailers and other revenue producing equipment. We utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation decreased to 3.3% of revenue in 2005 from 3.6% in 2004. This decrease is primarily due to a decrease in the use of purchased linehaul services, which is due to the increased use of our personnel and equipment.

Our continued revenue growth and density improvements have allowed us to successfully leverage our communication and utilities costs along with general supplies and expenses, which when combined, decreased to 4.2% of revenue in 2005 from 4.7% in 2004.

Interest expense, net of interest income, increased to $6,527,000 for 2005 from $5,273,000 for 2004. This increase is primarily due to an increased average balance of our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on February 25, 2005.

Our effective tax rate for 2005 was 40.3% compared to 39.6% in 2004. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

2004 Compared to 2003

Key financial and operating metrics for 2004 and 2003 are presented below:

	2004	2003	Change	% Change
Revenue (in thousands)	$824,051	$667,531	$156,520	23.4%
Operating ratio	91.4%	92.3%	(0.9)%	(1.0)%
Net income (in thousands)	$38,992	$27,600	$11,392	41.3%
Diluted earnings per share	$1.06	$0.76	$0.30	39.5%
LTL tonnage (in thousands)	2,577	2,208	369	16.7%
LTL shipments (in thousands)	4,808	4,274	534	12.5%
LTL revenue per LTL hundredweight	$14.49	$13.80	$0.69	5.0%
LTL weight per LTL shipment (lbs.)	1,072	1,033	39	3.8%
Average length of haul (miles)	937	926	11	1.2%
LTL revenue per LTL shipment	$155.28	$142.57	$12.71	8.9%

In 2004 and for the third consecutive year, we achieved double-digit growth in revenue, net income and diluted earnings per share. Because our focus in 2004 remained primarily on revenue growth in existing markets, we were successful in increasing our operating density and achieved reductions in our operating ratio to 91.4% from 92.3% in 2003. Increased revenue and improved operating efficiency enabled us to achieve a 41.3% increase in net income and a 39.5% increase in earnings per share, both in excess of our 23.4% growth in revenue. Our earnings per share improvement was achieved despite the dilutive effects of our third quarter 2004 stock offering, which increased our shares outstanding by 3.1%.

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

LTL revenue per LTL hundredweight increased to $14.49 from $13.80 in 2003. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels. This surcharge is recorded as additional revenue and is intended to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of average higher fuel prices in 2004, the fuel surcharge increased to 6.3% of revenue from 4.4% in 2003. Excluding the fuel surcharge, LTL revenue per LTL hundredweight increased 2.9% to $13.57 from $13.19 in 2003, reflecting our ability to marginally improve overall pricing in 2004.

During 2004, we opened 12 new service centers. In addition to these openings, we improved our direct service capabilities in Canada and initiated sales operations in Toronto and Montreal. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our annual results.

Density, as measured by increases in tonnage and concentrations of shipments moving through our route structure and service center network, generated efficiencies throughout our operations. As a result, we achieved reductions in salaries, wages and benefits as a percentage of revenue, which decreased to 56.9% in 2004 from 59.4% in 2003.

Driver wages decreased to 22.9% of revenue in 2004 from 24.0% in 2003. We achieved a 2.0% improvement in P&D shipments handled per hour and a 1.7% increase in our laden load average for the year. We also experienced a similar reduction in platform labor, which decreased to 7.7% of revenue in 2004 from 8.0% in 2003. Our fringe benefit costs increased slightly to 27.3% of payroll in 2004 from 27.0% in 2003 due primarily to increases in holiday, vacation and other paid time off.

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

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, increased to 3.2% of revenue in 2004 compared to 2.6% in 2003. We chose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels in 2004 and 2003. While cargo claims liabilities in 2004 remained relatively constant with 2003 experience, our auto liability claims experience under our retention level increased to 1.3% of revenue for 2004 compared to 0.7% in the prior year. This increase is due to both the number and severity of claims that were incurred during 2004 and to increases in reserves for claims incurred in prior years.

The focus on revenue growth in existing markets provided opportunities to leverage our investments in property and equipment. As a result, depreciation and amortization expenses decreased to 5.4% of revenue in 2004 from 5.7% in 2003. In addition, building and office equipment rents decreased to 0.9% of revenue in 2004 from 1.1% in 2003. As a result of greater service center utilization and improved density, our average revenue per service center increased 11.8% over 2003.

We utilize purchased transportation services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation increased to 3.6% of revenue in 2004 from 3.2% in 2003, primarily as a result of the increased use of purchased linehaul services, which increased to 1.0% of revenue in 2004 from 0.4% of revenue in 2003. We increased our utilization of these linehaul services in 2004 primarily to offset freight imbalances in our longer haul lanes.

Our revenue growth and density improvements in 2004 allowed us to successfully leverage our communication and utilities costs along with general supplies and expenses, which decreased to 4.7% of revenue in 2004 from 5.0% in 2003.

We applied the proceeds of $19,753,000 from our third quarter 2004 stock offering to reduce outstanding debt on our credit facility. At year-end, long-term debt including current maturities was $79,454,000 compared to $97,426,000 at December 31, 2003, a decrease of $17,972,000, or 18.4%. As a result, interest expense for 2004, net of interest income, decreased 13.7% to $5,273,000 from $6,111,000 in 2003. We also capitalized $154,000 more interest during 2004 than in 2003, which also contributed to the decrease in net interest expense.

Our effective tax rate for 2004 was 39.6% compared to 39.1% in 2003.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $150,570,000 for the purchase of property and equipment, including those obtained as part of the acquisition of business assets, during 2005. Cash and cash flows generated internally funded approximately 75% of these combined expenditures. At December 31, 2005, long-term debt including current maturities increased to $128,956,000 from $79,454,000 at December 31, 2004, primarily due to the net proceeds received from the two issuances of privately-placed senior notes issued under the Note Purchase Agreement entered into on February 25, 2005. We entered into this Note Purchase Agreement to refinance existing indebtedness and for general corporate purposes, including, but not limited to, the 2005 selected asset purchase from Wichita Southeast Kansas Transit, Inc. and our estimated net capital expenditures not funded by internally generated cash flows.

We estimate capital expenditures, net of anticipated proceeds from dispositions, to be approximately $245,000,000 to $255,000,000 for the year ending December 31, 2006. Of our gross capital expenditures, approximately $115,000,000 is allocated for the purchase of tractors and trailers; $136,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and $14,000,000 is allocated for investments in technology. The increase in our estimated capital expenditures for 2006 is primarily due to planned real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe is necessary in order for us to achieve our growth strategy. We plan to fund these capital expenditures primarily through cash flows from operations supplemented by additional borrowings.

The table below sets forth our net capital expenditures for property and equipment, including those obtained as part of the acquisition of business assets, for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Land and structures	$33,157	$20,676	$36,111
Tractors	50,457	35,932	32,710
Trailers	52,949	20,887	12,746
Technology	9,518	10,034	14,917
Other	9,710	6,170	5,419
Proceeds from sale	(5,221)	(1,593)	(3,462)

Total	$150,570	$92,106	$98,441

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the period in effect during 2005. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the period the facility was in effect during 2005. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2005, there was $11,473,000 outstanding on the line of credit facility and there was $40,509,000 of outstanding letters of credit.

The September 2005 credit facility replaced our three-year $80,000,000 senior unsecured revolving credit agreement dated June 30, 2003, as amended, which was terminated on September 22, 2005.

We have four senior note agreements outstanding totaling $112,107,000 at December 31, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%. The effective average interest rate on our outstanding senior note agreements was 5.43% and 6.94% at December 31, 2005 and 2004, respectively.

Included in our senior notes are $75,000,000 of notes under a Note Purchase Agreement entered into on February 25, 2005 with Allstate Life Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, United of Omaha Life Insurance Company, PRU & Co. (as nominee for Prudential Retirement Insurance and Annuity Company), UMBTRU & Co. (as nominee for Security Benefit Life Insurance Company, Inc.) and Metropolitan Life Insurance Company. Under this agreement, we issued $50,000,000 of privately-placed Series A Senior Notes, Tranche A on February 25, 2005 and an additional $25,000,000 of privately-placed Series A Senior Notes, Tranche B on May 25, 2005 (collectively, the “Series A Notes”). The Series A Notes bear an interest rate of 4.68% and have a maturity date of February 25, 2015. The Series A Notes call for semi-annual interest payments beginning on August 25, 2005 and seven equal annual principal prepayments commencing on February 25, 2009. The proceeds from this agreement were used to refinance existing indebtedness and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the Note Purchase Agreement, including the Series A Notes, shall not exceed $300,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our credit agreement, which was the most restrictive at December 31, 2005, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2005, and we have no plans to declare or pay a dividend in 2006.

With the exception of the line of credit, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility, which had an outstanding balance of $11,473,000 at December 31, 2005. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005:

	Payments due by period (in thousands)
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, exclusive of interest	$126,769	$16,870	$23,426	$32,901	$53,572
Capital lease obligations, exclusive of interest	2,187	1,060	1,127	—	—
Operating leases	37,206	11,891	12,976	4,400	7,939
Purchase obligations	40,282	40,282	—	—	—

Total	$206,444	$70,103	$37,529	$37,301	$61,511

Other commercial commitments (2)	Total amounts committed	Amount of commitment expiration per period (in thousands)
		Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$40,509	$40,509	—	—	—

Total	$40,509	$40,509	—	—	—

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $112,107,000; capital lease obligations for computer equipment; operating leases primarily consisting of real estate leases; and purchase obligations primarily consists of non-cancelable purchase orders for equipment scheduled for delivery in 2006. Please refer to the information regarding interest rates in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.
(2)	Other commercial commitments consist of standby letters of credit used as collateral for self-insured retention of insurance claims.

Critical Accounting Policies

In preparing our financial statements, we apply the following critical accounting policies that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses. These critical accounting policies are further described in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

Revenue Recognition - We recognize revenue based upon when our transportation services have been completed in accordance with the bill of lading contract, our general tariff provisions or contractual agreements with our customers. Generally, this occurs when we complete the delivery of a shipment. For transportation services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly.

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

Management believes the methodologies for estimating these allowances to be reliable based on the accuracy of our estimates in prior periods. As such, we do not anticipate any near-term changes in our methodologies for these estimates.

Claims and Insurance Accruals - Claims and insurance accruals reflect the estimated undiscounted cost of claims for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost-efficient balance between self-insurance and excess coverage.

In establishing accruals for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. Independent actuarial analyses were performed on these accruals during the fourth quarter of 2005 that resulted in an increase to a previous estimate of these reserves of $4.7 million. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, changes in the severity of previously-reported claims, significant changes in the medical costs and legislative changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods.

Property and Equipment - Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment due to changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are 7 to 30 years; revenue equipment is 4 to 12 years; other equipment is 2 to 20 years; and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge was implemented to offset the cost of diesel fuel above a base price and increases as diesel fuel prices escalate over the base. For the past three years, the net effect of inflation on our results of operations was minimal.

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serves in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon and John R. Congdon each beneficially owns 5% or more of our common stock. In 2004, we entered into employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this arrangement is beneficial to us, we believe that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2005, 2004 and 2003, we charged Leasing $1,000, $7,000 and $39,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 in 2005 and $12,000 annually in each of 2004 and 2003. Leasing terminated this rental agreement effective June 30, 2005. In addition, we charged Leasing $12,000 and $10,000 in 2004 and 2003, respectively, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for this facility in the fourth quarter of 2004 without penalty due to our desire to utilize that property for other purposes.

We purchased $237,000, $346,000 and $266,000 of maintenance and other services from Leasing in 2005, 2004 and 2003, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $33,000 and $2,000 for leased equipment in 2005 and 2004, respectively, but did not lease any equipment from Leasing during 2003. The leased equipment was utilized by one of our customers, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to this customer. The Company received no commission or other financial benefit from Leasing or any other party in connection with this lease transaction.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises (“E&J”), a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers had been leased to us by E&J since 1988 pursuant to a term lease that converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a total purchase price of $60,000. During the first quarter of 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a total purchase price of $135,600. Also in March 2003, we purchased an additional 10 trailers from E&J for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E&J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000.

There were no lease arrangements in effect with E&J during either 2005 or 2004. The total amount paid to E&J for all trailers under lease was $357,000 for 2003.

In December 1988, we sold to E&J certain tracts of unimproved land and a vacant service center facility in exchange for a receivable in the amount of $579,798. In December 2003, E&J paid the remaining receivable balance of $195,677.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $1,891,000 and $1,762,000 at December 31, 2005 and 2004, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,258,000 in net death benefits due to the Company at December 31, 2005, for which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

Prior to December 2003, we were a party to five other split-dollar life insurance arrangements: three with Earl E. Congdon and two John R. Congdon. In December 2003, we terminated three of these split-dollar arrangements by selling our interests in the policies to the owners of the policies. These three transactions resulted in a non-operating gain of $518,000, which was the difference between the cash surrender value of the policies and the amount paid by the owners that approximated the premiums we had paid over the policy lives. Also in December 2003, the owners of the other two split-dollar policies conveyed their rights in those policies to us. We hold those policies as key man life insurance for these two executives.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our revolving credit agreement, which have variable interest rates. The average principal balance and the effective annual interest rate on the loans under the revolving credit agreements for 2005 was $15,316,000 and 4.24%, respectively. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

We are also exposed to commodity price risk related to diesel fuel prices and have established policies and procedures to manage our exposure to such risk.

For further discussion related to these risks, see Note 2 of the Notes to the Financial Statements included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$986	$742
Customer receivables, less allowances of $8,657 and $8,109, respectively	124,744	94,495
Other receivables	2,455	2,758
Tires on equipment (Note 1)	—	10,551
Prepaid expenses	11,347	9,389
Deferred income taxes	10,681	4,602

Total current assets	150,213	122,537

Property and equipment:
Revenue equipment	400,910	311,405
Land and structures	228,909	198,194
Other fixed assets	97,733	84,941
Leasehold improvements	1,623	1,103

Total property and equipment	729,175	595,643
Less accumulated depreciation	(263,104)	(232,375)

Net property and equipment	466,071	363,268

Other assets	25,364	18,928

Total assets	$641,648	$504,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,967	$25,305
Compensation and benefits	27,344	21,323
Claims and insurance accruals	21,728	17,202
Other accrued liabilities	8,981	6,586
Income taxes payable	4,078	1,374
Current maturities of long-term debt	17,930	22,030

Total current liabilities	111,028	93,820

Long-term debt	111,026	57,424
Other non-current liabilities	31,770	22,646
Deferred income taxes	42,773	39,315

Total long-term liabilities	185,569	119,385

Total liabilities	296,597	213,205

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at December 31, 2005 and 37,267,853 shares outstanding at December 31, 2004	3,728	3,726
Capital in excess of par value	90,893	90,847
Retained earnings	250,430	196,955

Total shareholders’ equity	345,051	291,528

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$641,648	$504,733

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31
(In thousands, except share and per share data)	2005	2004	2003
Revenue from operations	$1,061,403	$824,051	$667,531
Operating expenses:
Salaries, wages and benefits	585,879	468,775	396,521
Operating supplies and expenses	158,029	100,660	72,084
General supplies and expenses	31,940	27,630	23,222
Operating taxes and licenses	38,961	31,286	26,627
Insurance and claims	28,143	26,095	17,583
Communications and utilities	12,573	11,361	10,280
Depreciation and amortization	55,897	44,823	38,210
Purchased transportation	35,005	29,443	21,389
Building and office equipment rents	9,490	7,531	7,403
Miscellaneous expenses, net	7,901	5,839	2,996

Total operating expenses	963,818	753,443	616,315

Operating income	97,585	70,608	51,216

Other deductions:
Interest expense, net	6,527	5,273	6,111
Other expense (income), net	787	748	(192)

Total other deductions	7,314	6,021	5,919

Income before income taxes and cumulative effect of accounting change	90,271	64,587	45,297

Provision for income taxes	36,388	25,595	17,697

Income before cumulative effect of accounting change	53,883	38,992	27,600

Cumulative effect of accounting change (net of income tax effect of $272)	408	—	—

Net income	$53,475	$38,992	$27,600

Basic earnings per share before cumulative effect of accounting change	$1.45	$1.07	$0.76
Cumulative effect of accounting change	(0.02)	—	—

Basic earnings per share	$1.43	$1.07	$0.76

Diluted earnings per share before cumulative effect of accounting change	$1.45	$1.06	$0.76
Cumulative effect of accounting change	(0.02)	—	—

Diluted earnings per share	$1.43	$1.06	$0.76

Weighted average shares outstanding:
Basic	37,272,892	36,610,247	36,100,411
Diluted	37,276,322	36,635,095	36,142,005

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2002	35,951	$3,595	$69,605	$130,363	$203,563
Net income	—	—	—	27,600	27,600
Exercise of common stock options	183	18	948	—	966
Tax benefit from exercise of common stock options	—	—	412	—	412

Balance as of December 31, 2003	36,134	3,613	70,965	157,963	232,541
Net income	—	—	—	38,992	38,992
Sale of common stock	1,104	110	19,643	—	19,753
Exercise of common stock options	30	3	168	—	171
Tax benefit from exercise of common stock options	—	—	71	—	71

Balance as of December 31, 2004	37,268	3,726	90,847	196,955	291,528
Net income	—	—	—	53,475	53,475
Exercise of common stock options	17	2	48	—	50
Other	—	—	(2)	—	(2)

Balance as of December 31, 2005	37,285	$3,728	$90,893	$250,430	$345,051

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$53,475	$38,992	$27,600
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	408	—	—
Depreciation and amortization	55,897	44,823	38,210
Loss (gain) on sale of property and equipment	1,108	(216)	297
Deferred income taxes	(2,350)	7,989	4,539
Other, net	759	—	—
Changes in assets and liabilities, net of acquisition effects:
Customer and other receivables, net	(20,769)	(21,507)	(7,647)
Tires on equipment (Note 1)	—	(1,718)	(845)
Prepaid expenses and other assets	(5,338)	(4,011)	671
Accounts payable	5,662	15,394	(5,449)
Compensation, benefits and other accrued liabilities	8,416	1,238	7,089
Claims and insurance accruals	12,763	7,632	7,641
Income taxes payable	2,704	(291)	2,148
Other liabilities	887	1,520	810

Net cash provided by operating activities	113,622	89,845	75,064

Cash flows from investing activities:
Purchase of property and equipment	(142,596)	(93,699)	(101,903)
Proceeds from sale of property and equipment	5,221	1,593	3,462
Acquisition of business assets	(23,113)	—	—

Net cash used in investing activities	(160,488)	(92,106)	(98,441)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,772	815	2,650
Principal payments under long-term debt agreements	(22,399)	(22,120)	(12,447)
Net (payments) proceeds on revolving line of credit	(5,860)	3,333	14,000
Proceeds from stock issuance	—	19,753	—
Other financing activities, net	(403)	171	966

Net cash provided by financing activities	47,110	1,952	5,169

Increase (decrease) in cash and cash equivalents	244	(309)	(18,208)
Cash and cash equivalents at beginning of year	742	1,051	19,259

Cash and cash equivalents at end of year	$986	$742	$1,051

Income taxes paid	$35,844	$18,315	$8,487
Interest paid	$6,450	$5,910	$6,535
Capitalized interest	$518	$332	$178

Supplemental disclosure of noncash investing and financing activities:

We acquired $1,989,000 of property and equipment through capital leases during the year ended December 31, 2005.

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a less-than-truckload multi-regional motor carrier providing one-to-five day service among five regions in the United States and next-day and second-day service within these regions. At December 31, 2005, we provided 100% full-state coverage to 33 of the 44 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, Old Dominion Freight Line, Inc. also provided service to and from the remaining states as well as international services around the globe.

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

Expenses are recognized when incurred.

Allowances for Uncollectible Accounts and Revenue Adjustments - We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. Write-offs occur when we

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We continually review the underlying assumptions in our estimate of the allowance for uncollectible accounts so as to reflect the most recent trends and factors.

We also maintain an allowance for revenue adjustments resulting from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

Management believes the methodologies for estimating these allowances to be reliable based on the accuracy of our estimates in prior periods. As such, we do not anticipate any near-term changes in our methodologies for these estimates.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

Tires on Equipment

Prior to 2005, the cost of original and replacement tires mounted on equipment was reported as a current asset in tires on equipment, and amortized based on usage determined by periodic samplings of tread depth. In the fourth quarter of 2005, the Company changed its policy for accounting for tires and began capitalizing the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost of such equipment. Under the new policy, subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new method provides a more precise and less subjective method to account for tires on equipment due to our growth and geographic expansion and is consistent with industry practice. The cumulative effect of the change as of January 1, 2005 was a $408,000 decrease to net income (net of tax benefit of $272,000) or $0.02 per diluted share. We have included the impact of this discretionary change in accounting principles in cumulative effect of accounting changes, which is included in the determination of our income from continuing operations in the fourth quarter of 2005. The Company has also included tires on equipment in the revenue equipment component of property and equipment at December 31, 2005 to conform with the new accounting policy.

Property and Equipment

Property and equipment is stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Depreciation is provided by the straight-line method over the following estimated useful lives:

Structures	7 to 30 years
Revenue equipment	4 to 12 years
Other equipment	2 to 20 years
Leasehold improvements	Lesser of economic life or life of lease

Depreciation expense, which includes the amortization of capital leases, was $55,667,000, $44,822,000 and $38,203,000 for 2005, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

The excess cost over net assets acquired in connection with acquisitions is recorded in “Other assets”, which was $13,288,000 and $10,648,000 at December 31, 2005 and 2004, respectively.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill is no longer amortized, but instead is subject to an impairment test on an annual measurement date unless circumstances dictate more frequent assessments. The initial step in testing for goodwill impairment is to compare the fair value of each reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the potential that impairment of goodwill exists, a second test is required to determine the amount of impairment. We completed the required annual analysis of our intangible assets on our annual measurement date of October 1, 2005, and determined that there was no impairment of intangible assets.

Long-Lived Assets

We periodically assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Claims and Insurance Accruals

We are self-insured for bodily injury and property damage claims up to $2,500,000 per occurrence and cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are self-insured for workers’ compensation in certain states and have high deductible plans in the remaining states, both of which results in exposure up to $1,000,000 per occurrence. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

Claims and insurance accruals reflect the estimated undiscounted cost of claims for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. These accruals include amounts for future claim development and claims incurred but not reported, which are primarily based on historical claims development experience. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

We reserved $47,431,000 and $34,668,000 at December 31, 2005 and 2004, respectively, for self-insured claims and insurance reserves on our Balance Sheets. The long-term portions of those reserves were $25,703,000 and $17,466,000 for 2005 and 2004, respectively, which were included in “Other non-current liabilities”.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Advertising

The costs of advertising our services are expensed as incurred. Advertising costs charged to expense amounted to $2,245,000, $2,410,000 and $2,160,000 for 2005, 2004 and 2003, respectively.

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during the period. The effect of dilutive employee stock options in Note 7 is immaterial to the calculation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

Fair Values of Financial Instruments

At December 31, 2005 and 2004, the carrying values of financial instruments such as cash and cash equivalents, customer and other receivables, trade payables and long-term debt approximated their fair values. The fair value of cash and cash equivalents, customer and other receivables, and trade payables approximates the carrying value due to the short maturities of these instruments. The fair value of our long-term debt is determined using quoted market prices for debt of the same remaining maturity and other characteristics or discounted cash flows, as appropriate.

Stock Based Compensation

Effective December 31, 2002, Old Dominion adopted the prospective method of transition of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. Stock-based compensation expense for our employee stock option plan for options that were granted prior to January 1, 2003 was recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Consistent with APB 25, the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant; therefore, no compensation expense was recognized. Pro forma information regarding net income and earnings per share required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended, is not significantly different than that determined under APB 25 and, therefore, is not presented.

On May 16, 2005, our Board of Directors approved and the Company adopted the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved a grant under this plan at its January 2006 meeting that resulted in aggregate awards of 26,845 phantom shares. Additional grants under this plan may be awarded annually hereafter, subject to the Company meeting certain operating measures to be determined by our Board of Directors. Shares awarded under the Phantom Stock Plan will be accounted for under SFAS 123(R), Share-Based Payment.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

On October 31, 2005, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on November 16, 2005. On November 30, 2005, those shareholders received one additional share of common stock for every two shares owned.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively for these stock splits.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Companies were originally required to adopt SFAS No. 123(R) no later than July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release amending the compliance dates for SFAS No. 123(R). Under this new rule, Old Dominion will adopt the modified prospective method of transition of SFAS No. 123(R) effective January 1, 2006. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial position, results of operation or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements of a voluntary change in accounting principle. SFAS No. 154 also establishes that the correction of an error in previously issued financial statements is not an accounting change and shall be reported as a prior-period adjustment by restating the prior-period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2005	2004
Senior notes	$112,107	$53,714
Revolving credit facility	11,473	17,333
Equipment and other obligations	3,189	6,729
Capitalized lease obligations	2,187	1,678

	128,956	79,454
Less current maturities	17,930	22,030

	$111,026	$57,424

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

We have four unsecured senior note agreements outstanding totaling $112,107,000 at December 31, 2005. These notes call for periodic principal payments with maturities ranging from 2006 to 2015, of which $14,107,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 7.59%. The effective average interest rate on our outstanding senior note agreements was 5.43% and 6.94% at December 31, 2005 and 2004, respectively.

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the period in effect during 2005. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the period the facility was in effect during 2005. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2005, there was $11,473,000 outstanding on the line of credit facility and there was $40,509,000 of outstanding letters of credit.

The September 2005 credit facility replaced our three-year $80,000,000 senior unsecured revolving credit agreement dated June 30, 2003, as amended, which was terminated on September 22, 2005.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our credit agreement, which was the most restrictive at December 31, 2005, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2005.

Equipment and capitalized lease obligations are collateralized by property and equipment with a book value of $10,181,000 at December 31, 2005.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, aggregate maturities of long-term debt are as follows:

(In thousands)
2006	$17,930
2007	12,697
2008	11,856
2009	10,714
2010	22,187
Thereafter	53,572

$128,956

The effective average interest rate on our outstanding fixed rate debt was 5.38%, 6.54% and 6.56% at December 31, 2005, 2004 and 2003, respectively.

Note 3. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 84 of our 154 service center locations at December 31, 2005.

Certain capital and operating leases provide for purchase and/or renewal options. Generally, purchase options are at prices representing the expected fair value of the property at the expirations of the lease term. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases, including those for revenue equipment, and, therefore, have no such liability recorded on our balance sheet.

The assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2005	2004
Information systems	$6,742	$3,403
Less accumulated amortization	(4,029)	(2,187)

	$2,713	$1,216

Future minimum annual lease payments as of December 31, 2005, are as follows:

(In thousands)	Capital leases	Operating leases	Total
2006	$1,122	$11,891	$13,013
2007	977	9,380	10,357
2008	217	3,596	3,813
2009	—	2,518	2,518
2010	—	1,882	1,882
Thereafter	—	7,939	7,939

Total minimum lease payments	2,316	$37,206	$39,522

Less amount representing interest	(129)

Present value of capitalized lease obligations	$2,187

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Aggregate expense under operating leases approximated $14,164,000, $11,139,000 and $10,957,000 for 2005, 2004 and 2003, respectively.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2005	2004	2003
Current:
Federal	$33,771	$14,850	$11,230
State	4,967	2,756	1,928

	38,738	17,606	13,158
Deferred:
Federal	(2,459)	7,075	4,467
State	109	914	72

	(2,350)	7,989	4,539

Total provision for income taxes	$36,388	$25,595	$17,697

The following is a reconciliation of the statutory federal income tax rates with our effective income tax rates for 2005, 2004 and 2003:

	Year ended December 31,
(In thousands)	2005	2004	2003
Tax provision at statutory rate on income before income taxes and cumulative effect of accounting change	$31,595	$22,606	$15,854
State income taxes, net of federal benefit	3,459	2,143	1,010
Meals and entertainment disallowance	597	478	409
Other, net	737	368	424

Total provision for income taxes	$36,388	$25,595	$17,697

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2005	2004
Deferred tax assets:
Claims and insurance reserves	$20,897	$15,413
Allowance for doubtful accounts	2,645	2,578
Accrued vacation	4,819	3,401
Other	3,563	3,813

	31,924	25,205
Deferred tax liabilities:
Depreciation	(55,809)	(49,508)
Tires on equipment	—	(4,203)
Unrecognized revenue	(4,739)	(3,762)
Employee benefits	(2,397)	(1,891)
Other	(1,071)	(554)

	(64,016)	(59,918)

Net deferred tax liability	$(32,092)	$(34,713)

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The net current asset and noncurrent liability consist of the following:

	December 31,
(In thousands)	2005	2004
Current deferred tax asset	$10,681	$4,602
Noncurrent deferred tax liability	(42,773)	(39,315)

Net deferred tax liability	$(32,092)	$(34,713)

Note 5. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serves in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon and John R. Congdon each beneficially own 5% or more of our common stock. In 2004, we entered into employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee, the John R. Congdon Revocable Trust and members of Earl E. Congdon’s and John R. Congdon’s families, is engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that, by combining our requirements, we are often able to obtain pricing discounts because of the increased level of purchasing. While this arrangement is beneficial to us, we believe that the termination of this relationship would not have a material adverse impact on our financial results.

For the years ended December 31, 2005, 2004 and 2003, we charged Leasing $1,000, $7,000 and $39,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 in 2005 and $12,000 annually in each of 2004 and 2003. Leasing terminated this rental agreement effective June 30, 2005. In addition, we charged Leasing $12,000 and $10,000 in 2004 and 2003, respectively, for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for this facility in the fourth quarter of 2004 without penalty due to our desire to utilize that property for other purposes.

We purchased $237,000, $346,000 and $266,000 of maintenance and other services from Leasing in 2005, 2004 and 2003, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $33,000 and $2,000 for leased equipment in 2005 and 2004, respectively, but did not lease any equipment from Leasing during 2003. The leased equipment was utilized by one of our customers, who

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to this customer. The Company received no commission or other financial benefit from Leasing or any other party in connection with this lease transaction.

Transactions with E & J Enterprises

On July 29, 2002, our Board of Directors approved the purchase of 163 trailers for $1,200 each, or a total of $195,600, from E & J Enterprises (“E&J”), a Virginia general partnership of which Earl E. Congdon, our Chief Executive Officer and Chairman of our Board of Directors, and John R. Congdon, Vice Chairman of our Board of Directors, are each 50% owners. These trailers had been leased to us by E&J since 1988 pursuant to a term lease that converted to a month-to-month lease in 1999. At year-end 2002, we had completed the purchase of 50 of these trailers for a total purchase price of $60,000. During the first quarter of 2003, we continued to lease the remaining 113 trailers on a month-to-month basis until we completed the purchase of those trailers in March 2003 for a total purchase price of $135,600. Also in March 2003, we purchased an additional 10 trailers from E&J for $5,000 each for a total purchase price of $50,000.

On July 29, 2002, our Board of Directors also approved the leasing from E&J of 150 pickup and delivery trailers on a month-to-month basis for $204 per month for each trailer. On December 1, 2003, we purchased these 150 trailers for an aggregate purchase price of $907,000.

There were no lease arrangements in effect with E&J during either 2005 or 2004. The total amount paid to E&J for all trailers under lease was $357,000 for 2003.

In December 1988, we sold to E&J certain tracts of unimproved land and a vacant service center facility in exchange for a receivable in the amount of $579,798. In December 2003, E&J paid the remaining receivable balance of $195,677.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $1,891,000 and $1,762,000 at December 31, 2005 and 2004, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,258,000 in net death benefits due to the Company at December 31, 2005, for which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

Prior to December 2003, we were a party to five other split-dollar life insurance arrangements: three with Earl E. Congdon and two with John R. Congdon. In December 2003, we terminated three of these split-dollar arrangements by selling our interests in the policies to the owners of the policies. These three transactions resulted in a non-operating gain of $518,000, which was the difference between the cash surrender value of the policies and the amount paid by the owners that approximated the premiums we had paid over the policy lives. Also in December 2003, the owners of the other two split-dollar policies conveyed their rights in those policies to us. We hold those policies as key man life insurance for these two executives.

Note 6. Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2005, 2004 and 2003 were $5,388,000, $3,899,000 and $2,760,000, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 7. Stock Options

In 1991, our Board of Directors and shareholders adopted the 1991 Employee Stock Option Plan (“Plan”) under which 843,750 shares of common stock, as adjusted for stock splits, were reserved for stock option grants to certain officers and employees. All options granted under the Plan were incentive stock options. The Plan called for options to be granted at prices not less than the fair market value on the date the option was granted, which means the closing price of a share of common stock as reported on the Nasdaq National Market on such day or the preceding day if the shares were not traded in the Nasdaq system on the grant day. On the date the option was granted, the Stock Option Plan Committee of the Board of Directors determined the period during which the option could be exercised; however, under the terms of the Plan, the option period could not extend more than ten years from the date on which the option was granted. Options could not be granted under the Plan after August 31, 2001. A summary of the changes in the number of common shares subject to option during the years ended December 31, 2005, 2004 and 2003 is provided below. Shares and per share amounts have been restated for the three-for-two stock splits that occurred in each of 2005, 2004, and 2003.

	Number of options	Per share option price	Weighted average exercise price
Balance as of December 31, 2002	230,850	$2.963 - $5.703	$5.141
Granted	—	—	—
Exercised	(183,600)	$2.963 - $5.703	$5.261
Canceled	—	—	—

Balance as of December 31, 2003	47,250	$2.963 - $5.629	$4.677
Granted	—	—	—
Exercised	(30,375)	$5.629	$5.629
Canceled	—	—	—

Balance as of December 31, 2004	16,875	$2.963	$2.963
Granted	—	—	—
Exercised	(16,875)	$2.963	$2.963
Canceled	—	—	—

Balance as of December 31, 2005	—	—	—

At December 31, 2005 there were no remaining exercisable options under the Plan.

Note 8. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position or results of operations.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 9. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2005 and 2004 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third quarter and early fourth quarter, which generally result in improved operating margins.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth		Total
2005
Revenue	$236,770	$264,346	$275,076	$285,211		$1,061,403
Operating income	17,236	25,265	28,769	26,315	(2)	97,585
Income before cumulative effect of accounting change	9,343	13,916	15,935	14,689		53,883
Net income	9,343	13,916	15,935	14,281	(3)	53,475
Income per share before cumulative effect of accounting change:
Basic and diluted (1)	0.25	0.37	0.43	0.39		1.45
2004
Revenue	$182,769	$202,129	$215,117	$224,036		$824,051
Operating income	10,901	18,901	21,517	19,289		70,608
Net income	5,712	10,461	12,215	10,604		38,992
Net income per share:
Basic (1)	0.16	0.29	0.33	0.28		1.07
Diluted	0.16	0.29	0.33	0.28		1.06

(1)	Due to rounding, the sum of the quarterly per share amounts may not agree to the year-to-date total.
(2)	The fourth quarter of 2005 includes a pre-tax charge of $4.7 million, resulting from changes in estimates primarily related to our insurance reserves, which decreased net income by $2.8 million and diluted earnings per share by $0.07.
(3)	The fourth quarter of 2005 includes a change in accounting principle as described in the “Tires on Equipment” section of Note 1 of these financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2005 the Company changed its method of accounting for tires on equipment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

March 13, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

b.) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2005, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c.) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Old Dominion Freight Line, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Old Dominion Freight Line, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Old Dominion Freight Line, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

March 13, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets - December 31, 2005 and December 31, 2004
Statements of Operations - Years ended December 31, 2005, December 31, 2004 and December 31, 2003
Statements of Changes in Shareholders’ Equity - Years ended December 31, 2005, December 31, 2004 and December 31, 2003
Statements of Cash Flows - Years ended December 31, 2005, December 31, 2004 and December 31, 2003
Notes to the Financial Statements

(a)(2) Financial Statement Schedules.

The Schedule II - “Valuation and Qualifying Accounts” schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

	Accounts Receivable Allowances
Year Ended December 31,	Balance at Beginning of Period	Charged to Revenue or Expenses	Deductions (1)	Balance at End of Period
2003	$7,866,000	$2,172,000	$2,650,000	$7,388,000
2004	$7,388,000	$3,289,000	$2,568,000	$8,109,000
2005	$8,109,000	$3,175,000	$2,627,000	$8,657,000

(1)	Uncollectible accounts written off – net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits Filed.

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statement and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

By:	/S/ EARL E. CONGDON
Earl E. Congdon
Chief Executive Officer

Dated: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/S/ EARL E. CONGDON Earl E. Congdon	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2006

/S/ JOHN R. CONGDON John R. Congdon	Vice Chairman of the Board and Senior Vice President	March 14, 2006

/S/ J. PAUL BREITBACH J. Paul Breitbach	Director	March 14, 2006

/S/ JOHN R. CONGDON, JR. John R. Congdon, Jr.	Director	March 14, 2006

/S/ ROBERT G. CULP, III Robert G. Culp, III	Director	March 14, 2006

/S/ JOHN A. EBELING John A. Ebeling	Director	March 14, 2006

/S/ HAROLD G. HOAK Harold G. Hoak	Director	March 14, 2006

/S/ FRANZ F. HOLSCHER Franz F. Holscher	Director	March 14, 2006

/S/ DAVID S. CONGDON David S. Congdon	Director, President and Chief Operating Officer	March 14, 2006

/S/ J. WES FRYE J. Wes Frye	Senior Vice President - Finance (Principal Financial Officer)	March 14, 2006

/S/ JOHN P. BOOKER III John P. Booker III	Vice President - Controller (Principal Accounting Officer)	March 14, 2006

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2005

Exhibit No.	Description
3.1.1(o)	Amended and Restated Articles of Incorporation (as amended and restated May 27, 2004)

3.2(o)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.5(b)	Note Purchase Agreement among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and Old Dominion Freight Line, Inc., dated June 15, 1996

4.5.1(b)	Forms of notes issued by Old Dominion Freight Line, Inc. pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, Nationwide Life and Annuity Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation and Old Dominion Freight Line, Inc., dated June 15, 1996

4.6(d)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.1(d)	Forms of notes issued by Company pursuant to Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.2(h)	Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc., Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and Hartford Life Insurance Company, dated May 1, 2001

4.6.3(k)	Amendment No. 1 to Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc. and the Noteholders set forth in Annex 1 thereto, dated June 27, 2003

4.6.8(i)	Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated July 10, 2002

4.6.9(k)	First Amendment to the Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc. dated June 30, 2003

4.6.10(r)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated as of February 25, 2005

4.6.11(r)	Subsidiary Guaranty Agreement, dated as of February 25, 2005, from ODIS, Inc. for the benefit of the Holders of the 2005 Series A Notes

4.6.12(s)	Second Amendment to the Loan Agreement between First Union Commercial Corporation and Old Dominion Freight Line, Inc., dated September 22, 2005

4.7.1(f)	Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated May 31, 2000

4.7.2(g)	First Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank, dated February 1, 2001

4.7.3(h)	Second Amendment to the Credit Agreement between Old Dominion Freight Line, Inc. and First Union National Bank of North Carolina, dated May 31, 2001

4.7.4(i)	Third Amendment and Agreement between Wachovia Bank, National Association (formerly known as First Union National Bank) and Old Dominion Freight Line, Inc., dated May 31, 2002

Exhibit No.	Description
4.7.5(k)	Letter Regarding Extension of Credit Agreement from Wachovia Bank, National Association to Old Dominion Freight Line, Inc., dated May 14, 2003

4.7.6(k)	Credit Agreement among Wachovia Bank, National Association, as Agent; Bank of America, N.A.; Branch Banking and Trust Company; and Old Dominion Freight Line, Inc., dated June 30, 2003

4.7.7(l)	First Amendment to the Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia Bank, National Association as Agent, dated April 14, 2004

4.7.8(r)	Second Amendment to the Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia, National Association as Agent, dated February 25, 2005

4.8(s)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

10.4(a)*	1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)*	Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.9(a)	E & J Enterprises Trailer Lease Agreement, effective August 1, 1991

10.9.1(c)	Extension of E & J Trailer Lease Agreement, effective August 1, 1996

10.9.2(e)	Extension of E & J Trailer Lease Agreement, effective August 1, 1999

10.9.3(j)	E & J Enterprises Truck Lease Agreement dated August 1, 2002

10.17.1(m)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective June 1, 2004

10.17.2(m)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective June 1, 2004

10.17.3(m)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective June 1, 2004

10.17.4(m)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective June 1, 2004

10.17.5(n)	Underwriting Agreement among Old Dominion Freight Line, Inc. and Legg Mason Wood Walker, Incorporated, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. and Stephens, Inc., as representatives of the several underwriters, dated July 20, 2004

10.18.1(p)	Non-Executive Director Compensation Structure, effective May 16, 2005

10.19.1(t)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2(t)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

10.19.3(u)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.20.1(u)*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc.

10.20.2(u)*	Form of Annual Salary and Bonus Deduction Agreement

18.1	Letter regarding change in accounting principle

21.1(q)	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP – Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33- 42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004
(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated June 10, 2004
(n)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(o)	Incorporated by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-3 filed under the Securities Act of 1933 (SEC File: 333-116399)
(p)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated February 4, 2005
(q)	Incorporated by reference to Exhibit 22.1 contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)
(r)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(s)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated September 22, 2005
(t)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated May 16, 2005
(u)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K dated February 21, 2006

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.