Form 10-Q
period 2006-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2006-05-10
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 9, 2006, there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,069	$986
Customer receivables, less allowances of $8,462 and $8,657, respectively	134,204	124,744
Other receivables	2,209	2,455
Prepaid expenses	14,903	11,347
Deferred income taxes	11,817	10,681

Total current assets	164,202	150,213

Property and equipment:
Revenue equipment	443,978	400,910
Land and structures	241,158	228,909
Other fixed assets	105,128	97,733
Leasehold improvements	1,656	1,623

Total property and equipment	791,920	729,175

Less accumulated depreciation and amortization	(274,278)	(263,104)

Net property and equipment	517,642	466,071

Other assets	27,876	25,364

Total assets	$709,720	$641,648

Note: The Condensed Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	March 31, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,112	$30,967
Compensation and benefits	31,556	27,344
Claims and insurance accruals	29,541	21,728
Other accrued liabilities	9,209	8,981
Income taxes payable	8,603	4,078
Current maturities of long-term debt	17,116	17,930

Total current liabilities	138,137	111,028

Long-term liabilities:
Long-term debt	135,882	111,026
Other non-current liabilities	34,301	31,770
Deferred income taxes	43,329	42,773

Total long-term liabilities	213,512	185,569

Total liabilities	351,649	296,597

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at March 31, 2006 and December 31, 2005, respectively	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	263,450	250,430

Total shareholders’ equity	358,071	345,051

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$709,720	$641,648

Note: The Condensed Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2006	2005
Revenue from operations	$291,631	$236,770

Operating expenses:
Salaries, wages and benefits	160,058	134,244
Operating supplies and expenses	45,554	33,092
General supplies and expenses	9,310	7,648
Operating taxes and licenses	11,035	9,007
Insurance and claims	8,484	7,855
Communications and utilities	3,802	3,214
Depreciation and amortization	15,537	12,335
Purchased transportation	10,006	8,803
Building and office equipment rents	2,770	2,097
Miscellaneous expenses, net	1,493	1,239

Total operating expenses	268,049	219,534

Operating income	23,582	17,236

Other deductions:
Interest expense, net	1,611	1,433
Other expense, net	271	153

Total other deductions	1,882	1,586

Income before income taxes and cumulative effect of accounting change	21,700	15,650

Provision for income taxes	8,680	6,307

Income before cumulative effect of accounting change	13,020	9,343
Cumulative effect of accounting change (net of income tax effect of $272)	—	408

Net Income	$13,020	$8,935

Basic and diluted earnings per share	$0.35	$0.24

Weighted average shares outstanding:
Basic	37,284,675	37,267,853
Diluted	37,284,675	37,282,559

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2005	37,285	$3,728	$90,893	$250,430	$345,051
Net income (Unaudited)	—	—	—	13,020	13,020

Balance as of March 31, 2006 (Unaudited)	37,285	$3,728	$90,893	$263,450	$358,071

Note: The Condensed Statements of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2005, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$47,807	$40,341

Cash flows from investing activities:
Purchase of property and equipment	(65,095)	(39,217)
Proceeds from sale of property and equipment	701	517
Acquisition of business assets	(7,372)	(22,465)

Net cash used for investing activities	(71,766)	(61,165)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	50,000
Principal payments under long-term debt agreements	(7,659)	(10,046)
Net proceeds (payments) on revolving line of credit	31,701	(17,333)

Net cash provided by financing activities	24,042	22,621

Increase in cash and cash equivalents	83	1,797
Cash and cash equivalents at beginning of period	986	742

Cash and cash equivalents at end of period	$1,069	$2,539

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The condensed financial statements were consolidated for all periods prior to June 30, 2005 and include the accounts of Old Dominion Freight Line, Inc. and its then-wholly owned and sole subsidiary. All significant intercompany balances and transactions were eliminated in consolidation. The subsidiary was dissolved on a voluntary basis by its Board of Directors without an income statement impact and its assets were transferred to the Company effective June 30, 2005.

The accompanying unaudited, interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and, in management’s opinion, contain all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2005. For comparability, certain reclassifications were made to conform prior-period condensed financial statements to the current presentation.

There have been no significant changes in the accounting principles and policies, long-term contracts, or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in our Annual Report on Form 10-K for the year ended December 31, 2005, other than the changes described in this quarterly report.

Unless the context requires otherwise, references in these Notes to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Tires on Equipment

Prior to 2005, the cost of original and replacement tires mounted on equipment was reported as a current asset in tires on equipment, and amortized based on usage determined by periodic samplings of tread depth. In the fourth quarter of 2005, the Company changed its policy for accounting for tires and began capitalizing the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost of such equipment. Under the new policy, subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new method provides a more precise and less subjective method to account for tires on equipment due to our growth and geographic expansion and is consistent with industry practice. The cumulative effect of the change as of January 1, 2005 was a $408,000 decrease to net income (net of tax benefit of $272,000) or $0.01 and $0.02 per diluted share for the three months ended March 31, 2005 and year ended December 31, 2005, respectively.

Common Stock Split

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

Earnings Per Share

Net income per common share is computed using the weighted average number of common shares outstanding during each period. There were no remaining exercisable employee stock options at March 31, 2006 and the dilutive effect of the options was immaterial to the calculation of diluted earnings per share for the quarterly period ended March 31, 2005.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock-Based Compensation

Effective January 1, 2006, Old Dominion adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. This Statement, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On May 16, 2005, our Board of Directors approved and the Company adopted the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting that resulted in aggregate awards of 26,845 phantom shares. Additional grants under this plan may be awarded annually hereafter, subject to the Company meeting certain operating measures to be determined by our Board of Directors. Shares awarded under the Phantom Stock Plan are accounted for as a liability under SFAS No. 123(R), which totaled $191,000 at March 31, 2006. The disclosure requirements of SFAS No. 123(R) are not material and, therefore, are not presented.

Note 2. Long-term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2006	December 31, 2005
Senior notes	$105,857	$112,107
Revolving credit facility	43,174	11,473
Equipment and other obligations	2,052	3,189
Capitalized lease obligations	1,915	2,187

	152,998	128,956
Less current maturities	17,116	17,930

	$135,882	$111,026

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the first quarter of 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the first quarter of 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At March 31, 2006, there was $43,174,000 outstanding on the line of credit facility and there was $40,509,000 of outstanding letters of credit.

Note 3. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded, will have a significant adverse effect upon our financial position or results of operations.

Note 4. Subsequent Events

On April 25, 2006, we issued $100,000,000 of privately-placed Series A Senior Notes, Tranche A and on June 15, 2006 will issue an additional $75,000,000 of privately-placed Series A Senior Notes, Tranche B (collectively, the “Series A Notes”) pursuant to the terms of a Note Purchase Agreement. The Series A Notes bear an annual interest rate of 5.85% from the date of issuance and a maturity date of April 25, 2016. The Series A Notes call for semi-annual interest payments beginning on October 25, 2006 and seven equal annual principal prepayments commencing on April 25, 2010. The proceeds from this agreement were used to refinance existing indebtedness under our revolving credit agreement and the Company expects to use the remaining proceeds for planned capital expenditures and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the note Purchase Agreement, including the Series A Notes, shall not exceed $500,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

As part of this financing, we entered into a First Amendment, dated as of April 21, 2006, to our senior unsecured revolving credit agreement, which amended the covenants contained in the credit agreement concerning debt limitations to permit the incurrence of debt under the Series A Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At March 31, 2006, we provided full-state coverage to 37 of the 46 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

As opportunities arise, we plan to expand geographically to complete our national footprint and add additional service centers in existing states so that we can offer expanded full-state coverage and ensure that our service center network has sufficient capacity. From March 31, 2006 through May 9, 2006, we have opened service centers in San Jose, California; Fort Myers, Florida; Pendergrass, Georgia; Fargo, North Dakota, which initiated coverage in our 47th state; and Tacoma, Washington. We are scheduled to open five additional service centers later in calendar year 2006 and, depending on real estate availability, may open another five to seven service centers during calendar year 2006.

Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, other transportation companies. We believe that we provide greater geographic coverage than most of our regional competitors and our transit times are generally faster than those of our principal national competitors. We believe that our diversified mix and scope of regional and inter-regional services – offered through one company – enable us to provide our customers with a single source to meet their LTL shipping needs and provides us with a distinct advantage over our regional, multi-regional and national competition.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	LTL Revenue Per LTL Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments are included in this measurement for all periods presented in this report.

•	LTL Weight Per LTL Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in LTL weight per LTL shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By segmenting our revenue into lengths of haul, we can determine our market share and the growth potential of our service products in those markets.

•	LTL Revenue Per LTL Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of LTL shipments we receive, to calculate total LTL revenue.

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

We are also subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost. We are currently self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. This self-insured retention level was increased from $2,500,000 during the previous plan year ended March 30, 2006. Cargo loss and damage claims are self-insured up to $100,000. We are self-insured for workers’ compensation in certain states and have high deductible plans in the remaining states, both of which results in exposure up to $1,000,000 per occurrence. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended March 31,
	2006	2005
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.9	56.7
Operating supplies and expenses	15.6	14.0
General supplies and expenses	3.2	3.2
Operating taxes and licenses	3.8	3.8
Insurance and claims	2.9	3.3
Communications and utilities	1.3	1.4
Depreciation and amortization	5.3	5.2
Purchased transportation	3.4	3.7
Building and office equipment rents	1.0	0.9
Miscellaneous expenses	0.5	0.5

Total operating expenses	91.9	92.7

Operating income	8.1	7.3

Interest expense, net	0.5	0.6
Other expense, net	0.1	0.1

Income before income taxes and cumulative effect of accounting change	7.5	6.6

Provision for income taxes	3.0	2.7

Income before cumulative effect of accounting change	4.5%	3.9%

Results of Operations

Key financial and operating metrics for the three months ended March 31, 2006 and 2005 are presented below:

	First Quarter Ended
	2006	2005	Change	% Change
Revenue (in thousands)	$291,631	$236,770	$54,861	23.2%
Operating ratio	91.9%	92.7%	(0.8)%	(0.9)%
Net income (in thousands)	$13,020	$8,935	$4,085	45.7%
Basic and diluted earnings per share	$0.35	$0.24	$0.11	45.8%
LTL tonnage (in thousands)	873	724	149	20.6%
LTL shipments (in thousands)	1,511	1,355	156	11.5%
LTL revenue per LTL hundredweight	$15.16	$14.88	$0.28	1.9%
LTL weight per LTL shipment (lbs.)	1,156	1,069	87	8.1%
Average length of haul (miles)	937	936	1	0.1%
LTL revenue per LTL shipment	$175.14	$159.07	$16.07	10.1%

We have continued to produce strong profitable growth in the first quarter of 2006. Our financial and operating performance extended our trend of comparable-quarter improvement in our operating ratio and growth in net income in excess of 30% to our 18th consecutive quarter. Our revenue growth of 23.2%, the eighth consecutive quarter of growth in excess of 20%, is primarily a result of our continued focus on revenue growth in existing markets. As a result of this focus and the operating leverage thereby generated, our operating ratio decreased to 91.9% for the first quarter of 2006 and net income increased 45.7%. Our income and diluted earnings per share before recognizing the cumulative effect of accounting change increased 39.4% and 40.0%, respectively, for the first quarter of 2006.

Revenue

The 23.2% increase in our revenue for the first quarter of 2006 is primarily due to a 20.6% increase in LTL tonnage and a 1.9% increase in LTL revenue per LTL hundredweight. Our tonnage growth consisted of an 11.5% increase in LTL shipments and an 8.1% increase in LTL weight per shipment. We attribute our revenue and tonnage growth to increases in market share in our existing areas of operations. We believe that as we complete our national footprint and expand our full-state coverage, we will gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service.

During the first quarter of 2006, we increased the number of service centers in our network to 170 from 154 at December 31, 2005. We added 13 service centers through the acquisition of selected assets of UW Freight Line, Inc. and also opened service centers in Ocala, Florida; Ann Arbor, Michigan; and Spokane, Washington. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, these events did not have a significant impact on our revenue growth during the quarter.

LTL revenue per LTL hundredweight increased to $15.16 from $14.88 for the first quarter of 2005. We believe that our pricing has remained relatively stable despite the 8.1% increase in weight per shipment, which generally has the effect of reducing revenue per hundredweight. Our pricing stability demonstrates our ability to maintain pricing discipline while increasing the volume of freight moving through our service center network. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which is consistent with industry practice. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs, our freight pricing strategy, as well as that in the LTL industry, has evolved and the fuel surcharge is one of many components in the overall price customers are willing to pay for transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. Because of average higher fuel prices for the first quarter of 2006, the fuel surcharge increased to 10.9% of revenue from 8.1% from the comparable quarter in 2005. Our fuel surcharge revenue more than offset our increased cost of diesel fuel, excluding fuel taxes, in the first quarter of 2006. A rapid and significant decrease in diesel fuel prices would likely reduce our revenue and operating income until we revised our pricing strategy to reflect these changes.

Operating Costs and Other Expenses

Our operating ratio improved to 91.9% for the first quarter of 2006 from 92.7% in the prior-year quarter. Much of the improvement is a result of the increased density throughout our operations, as evidenced by the 8.2% increase in our average revenue per service center for the comparable periods. This density, which maximizes labor productivity, has resulted in an improvement in salaries, wages and benefits as a percent of revenue, which decreased to 54.9% of revenue from 56.7% for the prior-year quarter. Driver wages decreased to 22.0% of revenue from 23.0% in the first quarter of 2005, which is primarily due to the continued improvement in our linehaul load averages and P&D driver productivity metrics. We experienced a similar reduction in platform labor, which decreased to 7.4% of revenue from 7.8% in the first quarter of 2005. Platform pounds handled per hour increased 9.0%, which can be attributed to the 8.1% increase in LTL weight per LTL shipment. These operating improvements are offset by an increase in fringe benefit costs, which increased as a percent of payroll to 29.2% in the first quarter of 2006 from 26.9% in the prior year quarter primarily due to unfavorable group health costs.

Operating supplies and expenses increased to 15.6% of revenue from 14.0% for the first quarter of 2005. This increase is primarily due to a 48.5% increase in diesel fuel costs, excluding fuel taxes, resulting from increased fuel prices and a 14.8% increase in consumption. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, more than offset the increases in diesel fuel prices, excluding fuel taxes, in the first quarter of 2006.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 2.9% of revenue in the first quarter of 2006 from 3.3% in the prior-year quarter. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. Our auto liability claims experience under our retention level decreased to 1.2% of revenue for the first quarter of 2006 compared to 1.7% in the prior-year quarter. This decrease is due to both the number and severity of claims incurred during the first quarter of 2006 and adjustments to reserves for claims incurred in prior periods, as those claims mature.

The significant growth we experienced in 2005 that continued through the first quarter of 2006 has required continued investment in real estate and equipment. As a result, depreciation and amortization increased slightly to 5.3% of revenue from 5.2% in the first quarter of 2005. In addition, building and office equipment rents also increased to 1.0% of revenue from 0.9% in the first quarter of 2005.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations and incur short-term leases for tractors, trailers and other revenue producing equipment. We utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation decreased to 3.4% of revenue in the first quarter of 2006 from 3.7% in the prior-year quarter primarily because we were able to utilize our personnel and equipment more efficiently during the quarter.

Our effective tax rate was 40.0% for the first quarter of 2006 compared to 40.3% for the first quarter of 2005. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $66,595,000, including those obtained as part of the acquisition of business assets, in the first quarter of 2006. Cash flows from operations funded approximately 72% of these expenditures. At March 31, 2006, long-term debt, including current maturities, increased to $152,998,000 from $128,956,000 at December 31, 2005, primarily due to the net borrowings under the bank credit agreement used for our capital expenditures not funded by internally generated cash flows.

We estimate capital expenditures, net of approximately $13,000,000 of anticipated proceeds from dispositions, to be approximately $245,000,000 to $255,000,000 for the year ending December 31, 2006. Of our gross capital expenditures, approximately $115,000,000 is allocated for the purchase of tractors and trailers; $136,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and $14,000,000 is allocated for investments in technology. The increase in our estimated capital expenditures for 2006 is primarily due to planned real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe is necessary in order for us to achieve our growth strategy. We plan to fund these capital expenditures primarily through cash flows from operations and the proceeds from the senior notes issued under the Note Purchase Agreement entered into on April 25, 2006.

The table below sets forth our capital expenditures, including $2,201,000 of capital assets obtained as part of the acquisition of business assets, for the three-month period ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003:

(In thousands)	YTD March 2006	Year Ended December 31,
		2005	2004	2003
Land and structures	$12,247	$33,157	$20,676	$36,111
Tractors	29,083	50,457	35,932	32,710
Trailers	16,512	52,949	20,887	12,746
Technology	5,309	9,518	10,034	14,917
Other	4,145	9,710	6,170	5,419
Proceeds from sale	(701)	(5,221)	(1,593)	(3,462)

Total	$66,595	$150,570	$92,106	$98,441

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility, as amended, consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the first quarter of 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the first quarter of 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At March 31, 2006, there was $43,174,000 outstanding on the line of credit facility and there was $40,509,000 of outstanding letters of credit.

With the exception of the revolving credit agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our credit agreement, which was the most restrictive at March 31, 2006, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first quarter of 2006, and we have no plans to declare or pay a dividend in 2006.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. We do not anticipate a significant decline in business levels or financial performance, and we believe the combination of our existing revolving credit agreement along with our additional borrowing capacity will be sufficient to meet seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2006 or 2007.

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

We are exposed to interest rate risk directly related to loans under our revolving credit agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreement for the first quarter of 2006 was $22,078,000 and 5.57%, respectively. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

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

We completed the conversion to a new third-party human resources and payroll software module relating to our financial accounting software platform on January 1, 2006. The conversion to this software was part of the management decision in 2003 to replace our old financial accounting software platform primarily to accommodate the expected future growth of the Company, as we believed that our volume of transactions would exceed the capacity of our old platform in the near future. While we believe that the conversion to this new software module will result in an overall improvement in our internal control over financial reporting, we must evaluate our internal control over financial reporting under the new software module for calendar year 2006 as required by Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules and regulations. Management’s annual assessment and our auditor’s attestation of internal control over financial reporting as of December 31, 2005 was related to our old software module, which was in use at that time.

There were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

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

OLD DOMINION FREIGHT LINE, INC.

DATE: May 9, 2006	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: May 9, 2006	/s/ John P. Booker, III
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