Form 10-Q
period 2006-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2006-08-08
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 8, 2006, there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,913	$986
Short-term investments	88,450	—
Customer receivables, less allowances of $9,337 and $8,657, respectively	148,952	124,744
Other receivables	3,585	2,455
Prepaid expenses	15,988	11,347
Deferred income taxes	11,802	10,681

Total current assets	273,690	150,213

Property and equipment:
Revenue equipment	473,620	400,910
Land and structures	264,686	228,909
Other fixed assets	109,164	97,733
Leasehold improvements	1,842	1,623

Total property and equipment	849,312	729,175
Less accumulated depreciation and amortization	(284,559)	(263,104)

Net property and equipment	564,753	466,071
Other assets	27,362	25,364

Total assets	$865,805	$641,648

Note: The Condensed Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	June 30, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,440	$30,967
Compensation and benefits	37,574	27,344
Claims and insurance accruals	30,216	21,728
Other accrued liabilities	11,738	8,981
Income taxes payable	5,559	4,078
Current maturities of long-term debt	13,249	17,930

Total current liabilities	136,776	111,028

Long-term liabilities:
Long-term debt	267,370	111,026
Other non-current liabilities	36,075	31,770
Deferred income taxes	45,908	42,773

Total long-term liabilities	349,353	185,569

Total liabilities	486,129	296,597

Shareholders’ equity:
Common stock—$0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at June 30, 2006 and December 31, 2005, respectively	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	285,055	250,430

Total shareholders’ equity	379,676	345,051
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$865,805	$641,648

Note: The Condensed Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Revenue from operations	$330,812	$264,346	$622,443	$501,116

Operating expenses:
Salaries, wages and benefits	170,762	143,613	330,820	277,857
Operating supplies and expenses	52,929	37,606	98,483	70,698
General supplies and expenses	9,790	8,384	19,100	16,032
Operating taxes and licenses	11,631	9,858	22,666	18,865
Insurance and claims	8,666	8,460	17,150	16,315
Communications and utilities	3,683	3,166	7,485	6,380
Depreciation and amortization	16,756	13,663	32,293	25,998
Purchased transportation	12,605	8,436	22,611	17,239
Building and office equipment rents	2,899	2,336	5,669	4,433
Miscellaneous expenses, net	2,489	3,559	3,982	4,798

Total operating expenses	292,210	239,081	560,259	458,615

Operating income	38,602	25,265	62,184	42,501

Other deductions:
Interest expense, net	2,417	1,705	4,028	3,138
Other expense, net	176	250	447	403

Total other deductions	2,593	1,955	4,475	3,541

Income before income taxes and cumulative effect of accounting change	36,009	23,310	57,709	38,960
Provision for income taxes	14,404	9,394	23,084	15,701

Income before cumulative effect of accounting change	21,605	13,916	34,625	23,259
Cumulative effect of accounting change (net of income tax effect of $272)	—	—	—	408

Net income	$21,605	$13,916	$34,625	$22,851

Basic and diluted earnings per share	$0.58	$0.37	$0.93	$0.61
Weighted average shares outstanding:
Basic	37,284,675	37,267,853	37,284,675	37,267,853
Diluted	37,284,675	37,282,125	37,284,675	37,282,342

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings
(In thousands)	Shares	Amount			Total
Balance as of December 31, 2005	37,285	$3,728	$90,893	$250,430	$345,051
Net income (Unaudited)	—	—	—	34,625	34,625

Balance as of June 30, 2006 (Unaudited)	37,285	$3,728	$90,893	$285,055	$379,676

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

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$76,192	$57,485
Cash flows from investing activities:
Purchase of property and equipment	(128,578)	(88,841)
Proceeds from sale of property and equipment	1,949	3,651
Purchase of short-term investment securities	(92,850)	—
Proceeds from sale of short-term investment securities	4,400	—
Acquisition of business assets	(8,849)	(22,465)

Net cash used for investing activities	(223,928)	(107,655)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	75,000
Principal payments under long-term debt agreements	(11,864)	(14,488)
Net payments on revolving line of credit	(11,473)	(10,047)

Net cash provided by financing activities	151,663	50,465

Increase in cash and cash equivalents	3,927	295
Cash and cash equivalents at beginning of period	986	742

Cash and cash equivalents at end of period	$4,913	$1,037

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

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Short-term Investments

Short-term investments consist of auction rate securities and variable rate demand obligations, both of which are securities with an underlying component of a long-term debt instrument. Interest rates on auction-rate securities reset on a shorter term than the underlying instrument based on an auction bid process that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 35 days of the purchase. Variable rate demand obligations have a coupon rate that is generally reset daily or weekly, and the Company has the option to put the security back to the trustee or tender agent at par on any business day with proceeds received either the same day or in 7 days, depending on the mode of reset. Short-term investments are classified as current assets due to these rate-setting mechanisms and the ability to liquidate.

Short-term investments are classified as available-for-sale and reported on the balance sheets at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments In Debt and Equity Securities.” The cost of securities sold is based on the specific identification method and unrealized gains and losses, if any, are reported net of tax in accumulated other comprehensive income. There were no unrealized gains or losses as of June 30, 2006. Interest income related to these investments is included in “Interest expense, net” on the statements of operations.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Tires on Equipment

Prior to 2005, the cost of original and replacement tires mounted on equipment was reported as a current asset in tires on equipment, and amortized based on usage determined by periodic samplings of tread depth. In the fourth quarter of 2005, the Company changed its policy for accounting for tires and began capitalizing the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost of such equipment. Under the new policy, subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new method provides a more precise and less subjective method to account for tires on equipment due to our growth and geographic expansion and is consistent with industry practice. The cumulative effect of the change as of January 1, 2005 was a $408,000 decrease to net income (net of tax benefit of $272,000) or $0.01 and $0.02 per diluted share for the six months ended June 30, 2005 and year ended December 31, 2005, respectively.

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

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during each period. There were no remaining exercisable employee stock options at June 30, 2006 and the dilutive effect of the options was immaterial to the calculation of diluted earnings per share for the interim periods ended June 30, 2005.

Stock-Based Compensation

Effective January 1, 2006, Old Dominion adopted SFAS No. 123(R), Share-Based Payment. This Statement, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On May 16, 2005, our Board of Directors approved and the Company adopted the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting that resulted in aggregate awards of 26,845 phantom shares. Additional grants under this plan may be awarded annually hereafter, subject to the Company meeting certain operating measures to be determined by our Board of Directors. Shares awarded under the Phantom Stock Plan are accounted for as a liability under SFAS No. 123(R), which totaled $303,000 at June 30, 2006. The disclosure requirements of SFAS No. 123(R) are not material to the Company and, therefore, are not presented.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions in accordance with SFAS No. 109, Accounting for Income Taxes.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

FIN 48 defines the threshold for recognizing the benefits of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 then prescribes a method for measuring the tax benefit for those tax positions requiring recognition in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective January 1, 2007 and the Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Note 2. Long-term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2006 (Unaudited)	December 31, 2005
Senior notes	$278,000	$112,107
Revolving credit facility	—	11,473
Equipment and other obligations	969	3,189
Capitalized lease obligations	1,650	2,187

	280,619	128,956
Less current maturities	13,249	17,930

	$267,370	$111,026

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the second quarter of 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the second quarter of 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At June 30, 2006, there was no outstanding balance on the line of credit facility and there was $50,957,000 of outstanding letters of credit.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

On April 25, 2006, we issued $100,000,000 of privately-placed Series A Senior Notes, Tranche A and on June 15, 2006 issued an additional $75,000,000 of privately-placed Series A Senior Notes, Tranche B (collectively, the “Series A Notes”) pursuant to the terms of a Note Purchase Agreement. The Series A Notes bear an annual interest rate of 5.85% from the date of issuance and mature on April 25, 2016. The Series A Notes call for semi-annual interest payments beginning on October 25, 2006 and seven equal annual principal prepayments commencing on April 25, 2010. The proceeds from this agreement were used to refinance existing indebtedness under our revolving credit agreement and the Company expects to use the remaining proceeds for planned capital expenditures and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the note Purchase Agreement, including the Series A Notes, shall not exceed $500,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

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

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At June 30, 2006, we provided full-state coverage to 37 of the 47 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

As opportunities arise, we plan to expand geographically to complete our national footprint and add additional service centers in existing states so that we can offer expanded full-state coverage and ensure that our service center network has sufficient capacity. We opened service centers during the second quarter of 2006 in San Jose, California; Fort Myers, Florida; Pendergrass, Georgia; Fargo, North Dakota, which initiated coverage in our 47th state; and Tacoma, Washington. We are scheduled to open seven additional service centers in the second half of 2006, and have already opened two of these service centers in Seaford, Delaware and Shreveport, Louisiana.

Our revenue is derived from transporting shipments and providing logistical services to our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, other transportation companies. We believe that we provide greater geographic coverage than most of our regional competitors and our transit times are generally faster than those of our principal national competitors. We believe that our diversified mix and scope of regional and inter-regional services – offered through one company – enable us to provide our customers with a single source to meet their LTL shipping needs and provides us with a distinct advantage over our regional, multi-regional and national competition.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments, excluding those for undelivered freight, are included in this measurement for all periods presented in this annual report. We believe that excluding revenue adjustments for undelivered freight, which are required for financial statement purposes in accordance with the Company’s revenue recognition policy, from this calculation results in a better indicator of changes in our pricing.

•	Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By segmenting our revenue into lengths of haul, we can determine our market share and the growth potential of our service products in those markets.

•	Revenue Per Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of shipments we receive, to calculate total revenue, excluding adjustments for undelivered freight.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	51.6	54.3	53.2	55.4
Operating supplies and expenses	16.0	14.2	15.8	14.1
General supplies and expenses	3.0	3.2	3.1	3.2
Operating taxes and licenses	3.5	3.7	3.6	3.8
Insurance and claims	2.6	3.2	2.8	3.2
Communications and utilities	1.1	1.2	1.2	1.3
Depreciation and amortization	5.1	5.2	5.2	5.2
Purchased transportation	3.8	3.2	3.6	3.4
Building and office equipment rents	0.9	0.9	0.9	0.9
Miscellaneous expenses	0.7	1.3	0.6	1.0

Total operating expenses	88.3	90.4	90.0	91.5

Operating income	11.7	9.6	10.0	8.5
Interest expense, net	0.7	0.7	0.6	0.6
Other expense, net	0.1	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	10.9	8.8	9.3	7.8
Provision for income taxes	4.4	3.5	3.7	3.2

Income before cumulative effect of accounting change	6.5%	5.3%	5.6%	4.6%

Results of Operations

Key financial and operating metrics for the three and six-month periods ended June 30, 2006 and 2005 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenue (in thousands)	$330,812	$264,346	25.1%	$622,443	$501,116	24.2%
Operating ratio	88.3%	90.4%	(2.3)%	90.0%	91.5%	(1.6)%
Net income (in thousands)	$21,605	$13,916	55.3%	$34,625	$22,851	51.5%
Basic and diluted earnings per share	$0.58	$0.37	56.8%	$0.93	$0.61	52.5%
Tonnage (in thousands)	1,249	1,062	17.6%	2,406	2,032	18.4%
Shipments (in thousands)	1,644	1,479	11.2%	3,188	2,862	11.4%
Revenue per hundredweight	$13.29	$12.47	6.6%	$13.04	$12.41	5.1%
Weight per shipment (lbs.)	1,519	1,436	5.8%	1,509	1,420	6.3%
Average length of haul (miles)	932	921	1.2%	934	929	0.5%
Revenue per shipment	$201.88	$179.04	12.8%	$196.76	$176.17	11.7%

Our financial and operating performance in the second quarter and first six months of 2006 continues to demonstrate our ability to execute our long-term growth strategy of creating sustainable profitable growth. This performance extended our trend of comparable-quarter growth in net income in excess of 30% and improvement in our operating ratio to our 19th consecutive quarter. Additionally, our revenue growth in the second quarter of 25.1% represents our ninth consecutive quarter of growth in excess of 20% and was primarily attained within existing markets. As a result of our focus of growing revenue in existing markets and the operating leverage thereby generated, we produced a quarterly operating ratio of 88.3%, the best in our 15 years as a public company.

Revenue

The increases in our revenue for the second quarter and first half of 2006 of 25.1% and 24.2%, respectively, are primarily due to growth of 17.6% in tonnage and a 6.6% increase in revenue per hundredweight during the second quarter of 2006 and respective increases of 18.4% and 5.1% for the first half of 2006. Our tonnage growth consists of increases in both shipments and weight per shipment of 11.2% and 5.8%, respectively, from the second quarter of 2005 and 11.4% and 6.3%, respectively, from the first half of 2005. We attribute our revenue and tonnage growth primarily to increases in market share in our existing areas of operations. We believe that as we develop our national footprint with full-state coverage, we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service.

During the first half of 2006, we increased the number of service centers in our network to 175 from 154 at December 31, 2005, five of which were added during the second quarter. Of the 16 service centers added in the first quarter of 2006, 13 were a result of the acquisition of selected assets of UW Freight Line, Inc. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, approximately 97% of our revenue growth for the second quarter of 2006 was produced in service centers over one year old.

Revenue per hundredweight increased to $13.29 from $12.47 in the second quarter of 2005 and increased to $13.04 from $12.41 in the first six months of 2005. These pricing improvements occurred despite the increases in weight per shipment noted in the second quarter and first half of 2006, which generally have the effect of reducing revenue per hundredweight. Our pricing includes the impact of a general rate increase on our base rates and minimum charges for certain tariffs, effective April 17, 2006, and demonstrates our ability to maintain pricing discipline while increasing the volume of freight moving through our service center network.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which is consistent with industry practice. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs, our freight pricing strategy, as well as that in the LTL industry, has evolved and the fuel surcharge is one of many components in the overall price for our transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. Because of average higher fuel prices for the first six months of 2006, the fuel surcharge increased to 11.8% of revenue from 8.7% from the comparable six-month period in 2005. Our fuel surcharge revenue more than offset our increased cost of diesel fuel, excluding fuel taxes, in the first half of 2006. A rapid and significant decrease in diesel fuel prices would likely reduce our revenue and operating income until we revised our pricing strategy to reflect these changes.

Operating Costs and Other Expenses

Our operating ratio improved to 88.3% and 90.0% for the second quarter and first half of 2006, respectively, from 90.4% and 91.5% in the comparable prior-year periods. Much of the improvement for both periods is a result of our focus on increasing density throughout our operations, which leverages certain fixed costs and maximizes labor productivity. Increased density contributed to a 7.6% increase in our average revenue per service center for the six-month period, despite the opening of 21 service centers, and an improvement in salaries, wages and benefits as a percent of revenue.

Salaries, wages and benefits decreased to 51.6% of revenue in the second quarter of 2006 from 54.3% for the prior-year quarter and decreased to 53.2% in the first half of 2006 from 55.4% in the comparable prior-year period. Driver wages decreased to 20.9% of revenue for the second quarter of 2006 from 21.7% for the prior-year quarter and decreased to 21.4% of revenue for the first half of 2006 from 22.3% in the first half of 2005. These changes are primarily due to the continued improvement in our linehaul load averages and P&D driver productivity metrics resulting from the increased density. We experienced a similar improvement in platform labor, which decreased to 7.1% of revenue for the second quarter of 2006 and 7.2% for the first half of 2005 from 7.5% and 7.6% for the comparable periods in the prior year. Platform pounds handled per hour increased 6.3% and 7.6% for the three and six-month periods ended June 30, 2006, respectively, from the prior-year periods and can be partially attributed to the increases in weight per shipment. Our operating improvements were offset by increases in fringe benefit costs, which increased to 27.2% and 28.2% of payroll for the second quarter and first six months of 2006, respectively, from 26.2% and 26.5% for the comparable periods in the prior year. Increases in our fringe benefit costs are primarily due to enhancements to our vacation policy for our full-time employees taking effect in 2006 and increased costs to provide group health benefits.

Operating supplies and expenses increased to 16.0% of revenue for the second quarter of 2006 from 14.2% for the prior-year quarter and increased to 15.8% of revenue for the first half of 2006 from 14.1% in the first half of 2005. These increases are primarily due to an 57.3% and 53.2% increase in diesel fuel costs, excluding fuel taxes, for the second quarter and first six months of 2006, respectively, resulting from both increased fuel prices and a 16.9% and 15.9% increase in consumption from the comparable prior-year periods. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, more than offset the increases in diesel fuel prices, excluding fuel taxes, in the second quarter and first half of 2006.

Insurance and claims expense, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 2.6% of revenue in the second quarter of 2006 from 3.2% in the prior-year quarter and decreased to 2.8% of revenue in the first half of 2006 from 3.2% in the first half of 2005. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. Our auto liability claims experience under our retention level decreased to 1.2% of revenue for the both the second quarter and first half of 2006 from 1.6% in the comparable periods of the prior year. The decreases are due to both the number and severity of claims incurred during the first half of 2006 and adjustments to reserves for claims incurred in prior periods, as those claims mature.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations and incur short-term rentals for tractors, trailers and other revenue producing equipment. We primarily utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation increased to 3.8% of revenue in the second quarter of 2006 from 3.2% in the prior-year quarter and increased to 3.6% of revenue in the first half of 2006 from 3.4% in the same period of the prior year. The increases are primarily due to the increased use of purchased linehaul services during the second quarter of 2006, which became necessary in certain lanes because of our significant growth.

Our effective tax rate was 40.0% for the second quarter and first six months of 2006 compared to 40.3% for the comparable periods of the prior year. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, short-term investments and available borrowings under the senior unsecured revolving credit agreement dated September 22, 2005. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $130,450,000, including the capital assets obtained as part of the acquisition of business assets, in the first six months of 2006. Cash flows from operations funded approximately 59% of these expenditures. At June 30, 2006, long-term debt, including current maturities, increased to $280,619,000 from $128,956,000 at December 31, 2005, primarily due to the net proceeds received from the privately-placed senior notes issued under the Note Purchase Agreement entered into on April 25, 2006. We entered into this Note Purchase Agreement to refinance existing indebtedness and for general corporate purposes, including, but not limited to, our estimated net capital expenditures not funded by operating cash flows. The remaining net proceeds from this transaction are included in “Short-term investments” and will be used to fund capital expenditures, not funded by operating cash, for the remainder of 2006 and into 2007.

We estimate capital expenditures, net of approximately $12,000,000 of anticipated proceeds from dispositions, to be approximately $245,000,000 to $255,000,000 for the year ending December 31, 2006. Of our gross capital expenditures, approximately $109,000,000 is allocated for the purchase of tractors and trailers; $137,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and the remainder is allocated for investments in technology and other assets. The increase in our estimated capital expenditures for 2006 is primarily due to planned real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe is necessary in order for us to achieve our growth strategy. We plan to fund these capital expenditures primarily through cash flows from operations and the proceeds from the senior notes issued under the Note Purchase Agreement entered into on April 25, 2006.

The table below sets forth our capital expenditures, including $3,821,000 of capital assets obtained as part of the acquisition of business assets, for the six-month period ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003:

	YTD June 30, 2006	Year Ended December 31,
(In thousands)		2005	2004	2003
Land and structures	$36,041	$33,157	$20,676	$36,111
Tractors	43,493	50,457	35,932	32,710
Trailers	35,970	52,949	20,887	12,746
Technology	6,946	9,518	10,034	14,917
Other	9,949	9,710	6,170	5,419
Proceeds from sale	(1,949)	(5,221)	(1,593)	(3,462)

Total	$130,450	$150,570	$92,106	$98,441

We entered into a senior unsecured revolving credit agreement dated September 22, 2005 with lenders consisting of Wachovia Bank, National Association; Bank of America, N.A.; and Branch Banking and Trust Company, with Wachovia as agent for the lenders. This five-year facility consists of $110,000,000 in line of credit commitments from the lenders, all of which are available for revolving loans. In addition, of the $110,000,000 line of credit commitments, $65,000,000 may be used for letters of credit and $10,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $10,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $160,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin varies depending upon our ratio of debt to total capitalization. In the case of the Adjusted LIBOR Rate and LIBOR Index Rate, the applicable margin ranges from 0.625% to 1.25%. The applicable margin under this facility was 0.75% for the second quarter of 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Commitment fees ranging from 0.125% to 0.25% are charged quarterly in arrears on the aggregate unutilized portion of the facility determined by our ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter. The commitment fees and letter of credit fees were 0.15% and 0.75%, respectively, for the second quarter of 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

The September 2005 credit facility contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At June 30, 2006, there was no outstanding balance on the line of credit facility and there was $50,957,000 of outstanding letters of credit.

On April 25, 2006, we issued $100,000,000 of privately-placed Series A Senior Notes, Tranche A and on June 15, 2006 issued an additional $75,000,000 of privately-placed Series A Senior Notes, Tranche B (collectively, the “Series A Notes”) pursuant to the terms of a Note Purchase Agreement. The Series A Notes bear an annual interest rate of 5.85% from the date of issuance and a maturity date of April 25, 2016. The Series A Notes call for semi-annual interest payments beginning on October 25, 2006 and seven equal annual principal prepayments commencing on April 25, 2010. The proceeds from this agreement were used to refinance existing indebtedness under our revolving credit agreement and the Company expects to use the remaining proceeds for planned capital expenditures and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the note Purchase Agreement, including the Series A Notes, shall not exceed $500,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

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

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our credit agreement, which was the most restrictive at June 30, 2006, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000,

(ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the second quarter of 2006, and we have no plans to declare or pay a dividend in 2006.

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

We are exposed to interest rate risk directly related to loans under our revolving credit agreement, which have variable interest rates. However, the Company has had no such loans under this agreement subsequent to issuing $175,000,000 of Series A Senior Notes during the second quarter pursuant to the terms of a Note Purchase Agreement executed on April 25, 2006. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

We are exposed to market risk related to our short-term investments. However, we invest in high quality investment grade securities with interest reset periods generally between 1 to 35 days.

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

Item 4. Submission of Matters to a Vote of Security Holders

All of the following individuals nominated were elected to serve as directors at the 2006 Annual Meeting of Shareholders held on May 22, 2006 and received the number of votes set opposite their respective names:

Nominee	For	Withheld
J. Paul Breitbach	34,210,161	1,444,674
David S. Congdon	34,050,600	1,604,235
Earl E. Congdon	34,831,140	823,695
John R. Congdon	34,224,220	1,430,615
John R. Congdon, Jr.	33,611,829	2,043,006
Robert G. Culp, III	35,191,894	462,941
John A. Ebeling	27,911,005	7,743,830
W. Chester Evans, III	35,111,478	543,357
Franz F. Holscher	35,076,918	577,917

Item 6. Exhibits

Exhibit No.	Description
4.8.1(a)	First Amendment to the Bank Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia Bank, National Association as Agent, dated April 21, 2006.

4.9(a)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated April 25, 2006.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed May 1, 2006

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 8, 2006	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: August 8, 2006	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
4.8.1(a)	First Amendment to the Bank Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wachovia Bank, National Association as Agent, dated April 21, 2006.

4.9(a)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A, dated April 25, 2006.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed May 1, 2006

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.