Form 10-Q
period 2006-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2006-11-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 7, 2006, there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$3,604	$986
Short-term investments	79,541	—
Customer receivables, less allowances of $9,622 and $8,657, respectively	153,773	124,744
Other receivables	3,682	2,455
Prepaid expenses	15,556	11,347
Deferred income taxes	11,298	10,681

Total current assets	267,454	150,213

Property and equipment:
Revenue equipment	497,133	400,910
Land and structures	281,389	228,909
Other fixed assets	108,526	97,733
Leasehold improvements	1,993	1,623

Total property and equipment	889,041	729,175
Less accumulated depreciation and amortization	(294,932)	(263,104)

Net property and equipment	594,109	466,071
Other assets	28,324	25,364

Total assets	$889,887	$641,648

Note: The Condensed Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,414	$30,967
Compensation and benefits	38,971	27,344
Claims and insurance accruals	32,020	21,728
Other accrued liabilities	14,039	8,981
Income taxes payable	2,521	4,078
Current maturities of long-term debt	12,774	17,930

Total current liabilities	140,739	111,028

Long-term liabilities:
Long-term debt	262,109	111,026
Other non-current liabilities	38,347	31,770
Deferred income taxes	48,913	42,773

Total long-term liabilities	349,369	185,569

Total liabilities	490,108	296,597

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at September 30, 2006 and December 31, 2005, respectively	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	305,158	250,430

Total shareholders’ equity	399,779	345,051
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$889,887	$641,648

Note: The Condensed Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Revenue from operations	$337,569	$275,076	$960,012	$776,192

Operating expenses:
Salaries, wages and benefits	179,432	148,659	510,252	426,516
Operating supplies and expenses	56,265	41,929	154,748	112,627
General supplies and expenses	9,496	8,153	28,596	24,185
Operating taxes and licenses	12,022	9,865	34,688	28,730
Insurance and claims	6,969	6,768	24,119	23,083
Communications and utilities	3,442	3,016	10,927	9,396
Depreciation and amortization	17,476	14,716	49,769	40,714
Purchased transportation	11,603	8,505	34,214	25,744
Building and office equipment rents	2,813	2,406	8,482	6,839
Miscellaneous expenses, net	1,375	2,290	5,357	7,088

Total operating expenses	300,893	246,307	861,152	704,922

Operating income	36,676	28,769	98,860	71,270

Non-operating expense (income):
Interest expense	4,014	1,796	8,522	4,996
Interest income	(947)	(29)	(1,427)	(91)
Other expense, net	408	311	855	714

Total non-operating expense	3,475	2,078	7,950	5,619

Income before income taxes and cumulative effect of accounting change	33,201	26,691	90,910	65,651

Provision for income taxes	13,098	10,756	36,182	26,457

Income before cumulative effect of accounting change	20,103	15,935	54,728	39,194

Cumulative effect of accounting change (net of income tax effect of $272)	—	—	—	408

Net income	$20,103	$15,935	$54,728	$38,786

Basic and diluted earnings per share	$0.54	$0.43	$1.47	$1.04

Weighted average shares outstanding:
Basic	37,284,675	37,271,154	37,284,675	37,268,953
Diluted	37,284,675	37,273,046	37,284,675	37,279,244

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2005	37,285	$3,728	$90,893	$250,430	$345,051
Net income (Unaudited)	—	—	—	54,728	54,728

Balance as of Sept. 30, 2006 (Unaudited)	37,285	$3,728	$90,893	$305,158	$399,779

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

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$118,669	$89,942

Cash flows from investing activities:
Purchase of property and equipment	(171,084)	(122,786)
Proceeds from sale of property and equipment	5,057	4,019
Purchase of short-term investment securities	(218,451)	—
Proceeds from sale of short-term investment securities	138,910	—
Acquisition of business assets	(15,798)	(23,113)

Net cash used for investing activities	(261,366)	(141,880)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	75,834
Principal payments under long-term debt agreements	(17,600)	(21,001)
Net payments on revolving line of credit	(11,473)	3,167
Other financing, net	(612)	(401)

Net cash provided by financing activities	145,315	57,599

Increase in cash and cash equivalents	2,618	5,661
Cash and cash equivalents at beginning of period	986	742

Cash and cash equivalents at end of period	$3,604	$6,403

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

The preparation of condensed financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2005. For comparability, certain reclassifications were made to conform prior-period condensed financial statements to the current presentation.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in our Annual Report on Form 10-K for the year ended December 31, 2005, other than the changes described in this quarterly report.

Unless the context requires otherwise, references in these Notes to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Short-term Investments

Short-term investments consist of auction-rate securities and variable rate demand obligations, both of which are securities with an underlying component of a long-term debt instrument. Interest rates on auction-rate securities reset on a shorter term than the underlying instrument based on an auction bid process that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 35 days of the purchase. Variable rate demand obligations have a coupon rate that is generally reset daily or weekly, and the Company has the option to put the security back to the trustee or tender agent at par on any business day with proceeds received either the same day or in 7 days, depending on the mode of reset. Short-term investments are classified as current assets due to these rate-setting mechanisms and the ability to liquidate.

Short-term investments are classified as available-for-sale and reported on the condensed balance sheets at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments In Debt and Equity Securities.” The cost of securities sold is based on the specific identification method and unrealized gains and losses, if any, are reported net of tax in accumulated other comprehensive income. There were no unrealized gains or losses as of

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2006. Interest income related to these investments is included in “Interest income” on the condensed statements of operations. There were no short-term investments with these characteristics held in 2005.

Tires on Equipment

Prior to 2005, the cost of original and replacement tires mounted on equipment was reported as a current asset in tires on equipment, and amortized based on usage determined by periodic samplings of tread depth. In the fourth quarter of 2005, the Company changed its policy for accounting for tires and began capitalizing the cost of tires mounted on purchased revenue equipment as a part of the total depreciable cost of such equipment. Under the new policy, subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new method provides a more precise and less subjective method to account for tires on equipment due to our growth and geographic expansion and is consistent with industry practice. The cumulative effect of the change as of January 1, 2005 was a $408,000 decrease to net income (net of tax benefit of $272,000) or $0.01 and $0.02 per diluted share for the year-to-date periods ended September 30, 2005 and December 31, 2005, respectively.

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

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during each period. There were no remaining exercisable employee stock options at September 30, 2006 and the dilutive effect of the options was immaterial to the calculation of diluted earnings per share for the interim periods ended September 30, 2005.

Share-Based Compensation

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

On May 16, 2005, our Board of Directors approved and the Company adopted the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting that resulted in aggregate awards of 26,845 phantom shares. Additional grants under this plan may be awarded annually hereafter, subject to the Company meeting certain operating measures to be determined by our Board of Directors. Shares awarded under the Phantom Stock Plan are accounted for as a liability under SFAS No. 123(R), which totaled $271,000 at September 30, 2006. The disclosure requirements of SFAS No. 123(R) are not material to the Company and, therefore, are not presented.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 then prescribes a method for measuring the tax benefit for those tax positions requiring recognition in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective January 1, 2007 and the Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. This standard expands information about the extent to which the Company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. It does not expand on the use of fair value in any new circumstances. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of prior-year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The SEC staff believes that registrants must quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006 and provides special transition provisions for certain circumstances. We do not expect the adoption of SAB 108 to have a material impact on our financial position, results of operations or cash flows.

Note 2. Long-term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2006	December 31, 2005
	(Unaudited)
Senior notes	$273,000	$112,107
Revolving credit facility	—	11,473
Equipment and other obligations	499	3,189
Capitalized lease obligations	1,384	2,187

	274,883	128,956
Less current maturities	12,774	17,930

	$262,109	$111,026

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the existing $110,000,000 senior unsecured revolving credit facility dated September 22, 2005, as amended. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin was 0.625% for the period this Credit Agreement was in effect during the third quarter of 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At September 30, 2006, there was no outstanding balance on the line of credit facility and there was $48,657,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the period the Credit Agreement was in effect during the third quarter of 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

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

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At September 30, 2006, we provided full-state coverage to 37 of the 47 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

As opportunities arise, we plan to expand geographically to complete our national footprint and add additional service centers in existing states so that we can offer expanded full-state coverage and ensure that our service center network has sufficient capacity. We opened service centers during the third quarter of 2006 in Seaford, Delaware; Pompano Beach, Florida; and Shreveport, Louisiana. We are scheduled to open four additional service centers in the fourth quarter of 2006, and have already opened two of these service centers in Rockford, Illinois and Saginaw, Michigan.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•	Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments, excluding adjustments for undelivered freight, are included in this measurement for all periods presented in this report. We believe excluding revenue adjustments for undelivered freight, which are required for financial statement purposes in accordance with the Company’s revenue recognition policy, from this calculation results in a better indicator of changes in our pricing.

•	Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity.

•	Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By segmenting our revenue into lengths of haul, we can determine our market share and the growth potential of our service products in those markets.

•	Revenue Per Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of shipments we receive, to calculate total revenue, excluding adjustments for undelivered freight.

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour and platform pounds handled per hour. We believe continued improvement in density is a key component in our ability to sustain profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	53.1	54.0	53.1	55.0
Operating supplies and expenses	16.7	15.2	16.1	14.5
General supplies and expenses	2.8	3.0	3.0	3.1
Operating taxes and licenses	3.6	3.6	3.6	3.7
Insurance and claims	2.1	2.5	2.5	3.0
Communications and utilities	1.0	1.1	1.1	1.2
Depreciation and amortization	5.2	5.3	5.2	5.2
Purchased transportation	3.4	3.1	3.6	3.3
Building and office equipment rents	0.8	0.9	0.9	0.9
Miscellaneous expenses	0.4	0.8	0.6	0.9

Total operating expenses	89.1	89.5	89.7	90.8

Operating income	10.9	10.5	10.3	9.2

Interest expense, net *	0.9	0.7	0.7	0.6
Other expense, net	0.1	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	9.9	9.7	9.5	8.5

Provision for income taxes	3.9	3.9	3.8	3.5

Income before cumulative effect of accounting change	6.0%	5.8%	5.7%	5.0%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and nine-month periods ended September 30, 2006 and 2005 are presented below:

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2006	2005	% Change	2006	2005	% Change
Revenue (in thousands)	$337,569	$275,076	22.7%	$960,012	$776,192	23.7%
Operating ratio	89.1%	89.5%	(0.4)%	89.7%	90.8%	(1.2)%
Net income (in thousands)	$20,103	$15,935	26.2%	$54,728	$38,786	41.1%
Basic and diluted earnings per share	$0.54	$0.43	25.6%	$1.47	$1.04	41.3%
Tonnage (in thousands)	1,248	1,082	15.3%	3,653	3,114	17.3%
Shipments (in thousands)	1,646	1,476	11.5%	4,835	4,338	11.5%
Revenue per hundredweight	$13.41	$12.76	5.1%	$13.17	$12.53	5.1%
Weight per shipment (lbs.)	1,515	1,465	3.4%	1,511	1,435	5.3%
Average length of haul (miles)	930	919	1.2%	933	926	0.8%
Revenue per shipment	$203.20	$186.94	8.7%	$198.96	$179.83	10.6%

Our financial and operating performance in the third quarter and first nine months of 2006 continues to demonstrate our ability to execute our long-term growth strategy of creating sustainable profitable growth. Our revenue growth in the third quarter of 22.7% represents our tenth consecutive quarter of growth in excess of 20% and was primarily attained within existing markets. The additional density in our existing markets generated operating leverage that resulted in a quarterly operating ratio of 89.1%, which extended the trend of comparable-quarter improvement in our operating ratio to 20 consecutive quarters. Revenue for the nine-month period ended September 30, 2006 increased 23.7% to $960,012,000 from $776,192,000 for the comparable period in 2005.

Revenue

Revenue growth for the third quarter and first nine months of 2006 was primarily due to a 15.3% increase in tonnage and a 5.1% increase in revenue per hundredweight during the third quarter of 2006 and respective increases of 17.3% and 5.1% for the first nine months of 2006. Our tonnage growth for the third quarter consists of an 11.5% increase in shipments and a 3.4% increase in weight per shipment. For the nine-month period, shipments increased 11.5% and weight per shipment increased 5.3% from the prior-year period. We attribute our revenue and tonnage growth primarily to increases in market share in our existing areas of operations. We believe that as we develop our national footprint with full-state coverage, we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service.

We opened 24 new service centers during the first nine months of 2006, thereby increasing our total network to 178 service centers. Three of these new service centers were added during the third quarter. Of the 21 service centers added in the first half of 2006, 13 were a result of the acquisition of selected assets of UW Freight Line, Inc. While the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth, approximately 97% of our revenue for the third quarter of 2006 was produced in service centers over one year old.

Revenue per hundredweight increased to $13.41 from $12.76 in the third quarter of 2005 and increased to $13.17 from $12.53 in the first nine months of 2005. These pricing improvements occurred despite increases in weight per shipment in the third quarter and first nine months of 2006, which generally have the affect of reducing revenue per hundredweight. Increases in our revenue per hundredweight for the quarter and nine-month period are a reflection of our ability to maintain pricing discipline while increasing the volume of freight moving through our service center network, despite pricing pressures that developed during the third quarter of 2006. We have experienced slight declines in both weight per shipment and revenue per hundredweight since the end of the third quarter of 2006, which is consistent with market indicators of a slowing economy. If this trend continues through the remainder of the fourth quarter, our growth in revenue and net income could slow in comparison to the growth experienced in the first nine months of 2006. However, we believe that we can maintain operational efficiencies to continue our trend of comparable quarter improvement in our operating ratio even in a period of slower growth.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which is consistent with industry practice. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved and the fuel surcharge is one of many components in the overall price for our transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. Because of average higher fuel prices for the first nine months of 2006, the fuel surcharge increased to 12.2% of revenue from 9.6% from the comparable nine-month period in 2005. Our fuel surcharge revenue more than offset our increased cost of diesel fuel, excluding fuel taxes, in the first nine months of 2006. A rapid and significant decrease in diesel fuel prices would likely reduce our revenue and operating income until we revised our pricing strategy.

Operating Costs and Other Expenses

Our operating ratio improved to 89.1% and 89.7% for the third quarter and first nine months of 2006, respectively, from 89.5% and 90.8% in the comparable prior-year periods. Much of the improvement for both periods is a result of our focus on increasing density throughout our operations, which leverages certain fixed costs and maximizes labor productivity. Increased density contributed to a 6.9% increase in our average revenue per service center for the nine-month period, despite the opening of 24 service centers, and an improvement in salaries, wages and benefits as a percent of revenue for the three and nine-month periods ended September 30, 2006.

Salaries, wages and benefits improved to 53.1% of revenue in the third quarter and first nine months of 2006 from 54.0% and 55.0% for the comparable prior-year periods. Driver wages increased to 21.6% of revenue for the third quarter of 2006 from 21.3% for the prior-year quarter and decreased to 21.5% of revenue for the first nine months of 2006 from 21.9% in the first nine months of 2005. The year-to-date improvement in driver wages as a percent of revenue is due primarily to improvements in our linehaul load averages resulting from the increased density during 2006. However, we experienced declines in our linehaul load averages and P&D shipments per hour in the third quarter of 2006. We experienced improvements in platform labor, which decreased to 7.2% of revenue for the third quarter and first nine months of 2006 from 7.5% and 7.6% for the comparable periods in the prior year. Platform pounds handled per hour increased 4.5% and 6.6% for the three and nine-month periods ended September 30, 2006, respectively, primarily as a result of increases in weight per shipment. Fringe benefit costs increased to 28.5% and 28.3% of payroll expense for the third quarter and first nine months of 2006, respectively, from 28.1% and 27.1% in the comparable prior-year periods. Increases in our fringe benefit costs are primarily due to enhancements to our vacation policy for our full-time employees taking effect in 2006.

Operating supplies and expenses increased to 16.7% of revenue for the third quarter of 2006 from 15.2% for the prior-year quarter and increased to 16.1% of revenue from 14.5% in the first nine months of 2005. These increases are primarily due to a 40.9% and 48.5% increase in diesel fuel costs, excluding fuel taxes, for the third quarter and first nine months of 2006, respectively, resulting from both increased fuel prices and a 22.0% and 17.9% increase in consumption from the comparable prior-year periods. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, more than offset the increases in diesel fuel prices, excluding fuel taxes, in the third quarter and first nine months of 2006.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations and incur short-term rentals for tractors, trailers and other revenue producing equipment. We primarily utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation increased to 3.4% of revenue in the third quarter of 2006 from 3.1% in the prior-year quarter and increased to 3.6% of revenue in the first nine months of 2006 from 3.3% in the same period of the prior year. The increases are primarily due to the increased use of purchased linehaul services beginning in the second quarter of 2006, which became necessary in certain lanes because of our significant growth. We were able to add a sufficient number of drivers in the third quarter of 2006, which allowed us to utilize our own equipment and decrease the use of purchased linehaul services. As a result, purchased linehaul services returned to historical levels in September 2006.

Interest expense, net of interest income, was $3,067,000 and $7,095,000 for the three and nine-month periods ended September 30, 2006, respectively, an increase of $1,300,000 and $2,190,000 from the comparable prior-year periods. The increase from the prior-year periods is primarily due to an increased average balance of our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on April 25, 2006, offset by the interest income earned on cash equivalents and short-term investments.

Our effective tax rate was 39.5% and 39.8% for the third quarter and first nine months of 2006 compared to 40.3% for the comparable periods of the prior year. We reduced the annual effective tax rate from 40.0% to 39.8% during the third quarter as a result of increased tax-exempt interest income earned on the Company’s short-term investments. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, short-term investments and available borrowings under the senior unsecured revolving credit agreement dated August 10, 2006. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $177,448,000, including the capital assets obtained as part of the acquisition of business assets, in the first nine months of 2006. Cash flows from operations funded approximately 67% of these expenditures. At September 30, 2006, long-term debt, including current maturities, increased to $274,883,000 from $128,956,000 at December 31, 2005, primarily due to the proceeds received from the privately-placed senior notes issued under the Note Purchase Agreement entered into on April 25, 2006. We entered into this Note Purchase Agreement to refinance existing indebtedness and for general corporate purposes, including, but not limited to, our estimated net capital expenditures not funded by operating cash flows. The remaining net proceeds from this transaction are included in “Short-term investments”.

We estimate capital expenditures, net of approximately $12,000,000 of anticipated proceeds from dispositions, to be approximately $210,000,000 to $215,000,000 for the year ending December 31, 2006. Of our gross capital expenditures, approximately $110,000,000 is allocated for the purchase of tractors and trailers; $90,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and the remainder is allocated for investments in technology and other assets. The increase in our estimated capital expenditures for 2006 compared to 2005 is primarily due to planned real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe is necessary in order for us to achieve our growth strategy. We plan to fund these capital expenditures primarily through cash flows from operations and the proceeds from the senior notes issued under the Note Purchase Agreement entered into on April 25, 2006.

The table below sets forth our capital expenditures, including $11,421,000 of capital assets obtained as part of the acquisition of business assets, for the nine-month period ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003:

	YTD Sept 30, 2006	Year Ended December 31,
(In thousands)		2005	2004	2003
Land and structures	$54,809	$33,157	$20,676	$36,111
Tractors	59,710	50,457	35,932	32,710
Trailers	48,178	52,949	20,887	12,746
Technology	8,159	9,518	10,034	14,917
Other	11,649	9,710	6,170	5,419
Proceeds from sale	(5,057)	(5,221)	(1,593)	(3,462)

Total	$177,448	$150,570	$92,106	$98,441

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the existing $110,000,000 senior unsecured revolving credit facility dated September 22, 2005, as amended. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin was 0.625% for the period this Credit Agreement was in effect during the third quarter of 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At September 30, 2006, there was no outstanding balance on the line of credit facility and there was $48,657,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the period the Credit Agreement was in effect during the third quarter of 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

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

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at September 30, 2006, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the third quarter of 2006, and we have no plans to declare or pay a dividend in 2006.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. We do not anticipate a significant decline in business levels or financial performance, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2005 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit agreements, which have variable interest rates. However, the Company has had no such loans under our senior unsecured revolving credit agreements subsequent to issuing $175,000,000 of Series A Senior Notes during the second quarter pursuant to the terms of a Note Purchase Agreement executed on April 25, 2006. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

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

Item 6. Exhibits

Exhibit No.	Description
4.10(a)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated August 10, 2006

10.18.2(b)	Non-Executive Director Compensation Structure, effective July 31, 2006

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed August 16, 2006.
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed August 3, 2006.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: November 7, 2006	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: November 7, 2006	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
4.10(a)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated August 10, 2006

10.18.2(b)	Non-Executive Director Compensation Structure, effective July 31, 2006

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed August 16, 2006.
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed August 3, 2006.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.