Form 10-K
period 2006-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2007-03-01
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2006

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

(Zip Code)

(336) 889-5000 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.10 par value)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒                                    Accelerated filer  ☐                                   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2006 was $1,005,873,253, based on the closing sales price as reported on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market).

As of February 26, 2007, the registrant had 37,284,675 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

ITEM 1. BUSINESS

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

General

We are a leading less-than-truckload (“LTL”) multi-regional motor carrier providing one-to-five day service among five regions in the United States and next-day and second-day service within these regions. We operate as one business segment and offer an expanding array of innovative products and services through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology. At December 31, 2006, we provided full-state coverage to 37 of the 47 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provided service to and from the remaining states as well as international services around the globe. We plan to continue to expand our service center network, as opportunities arise, to achieve our strategic goal of providing full-state coverage throughout the continental United States. These additions should also provide a platform for future growth and ensure that our service center network has sufficient capacity.

We have grown substantially over the last several years through strategic acquisitions and internal growth. Prior to 1995, we provided inter-regional service to major metropolitan areas from, and regional service within, the Southeast region of the United States. Since 1995, we have expanded our infrastructure to provide next-day and second-day service within four additional regions as well as expanded inter-regional service among those regions. From 1995 through December 31, 2006, we increased our number of service centers from 53 to 182 and our states directly served from 21 to 47. We believe that our present infrastructure will enable us to increase freight density, which is to increase the volume of freight moving through our network, and thereby improve our profitability.

We are committed to providing our customers with high quality service. We are continually upgrading our technological capabilities to improve customer service, reduce our transit times and minimize our operating costs. In addition to our core LTL services, we provide other specialized services including premium expedited services, truckload services, truckload brokerage services, logistical solutions, container delivery service to and from ten port facilities and distribution services in which we either consolidate LTL shipments for full truckload transport by a truckload carrier or convert full truckload shipments from a truckload carrier into LTL shipments for our delivery.

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

Old Dominion was founded in 1934 and incorporated in Virginia in 1950. Please refer to the Balance Sheets and Statements of Operations included in Item 8 of this report for information regarding our total assets, revenue from operations and net income.

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

In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery service centers, as well as larger breakbulk, or hub, facilities. The significant capital that LTL motor carriers must commit to create and maintain a network of service centers and a fleet of tractors and trailers makes it difficult for new start-up or small operations to effectively compete with established companies. In addition, successful LTL motor carriers generally employ a high level of technology to provide information to customers and to reduce operating costs.

Service Center Operations

At December 31, 2006, we conducted operations through 182 service center locations, of which we own 88 and lease 94. We operate major breakbulk facilities in Atlanta, Georgia; Rialto, California; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; and Dallas, Texas, while using some smaller service centers for limited breakbulk activity in order to serve next-day markets. Our service centers are strategically located in five regions of the country to provide the highest quality service and minimize freight rehandling costs.

Each of our service centers is responsible for the pickup and delivery of freight for its service area. Each service center loads outbound freight by destination the day it is picked up. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to ensure quality service and efficient operations.

While we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through several different gateways such as our website, electronic data interchange, automated voice response systems, automated fax systems or through our customer service department located at the corporate office. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity.

Linehaul Transportation

Linehaul dispatchers control the movement of freight among service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our senior management continuously monitors freight movements, transit times, load factors and other productivity measurements to ensure that we maintain our highest levels of service and efficiency.

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible work force rules and by primarily using twin 28-foot trailers exclusively in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo claims expenses. We also utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be hauled behind a tractor than could be hauled by one larger trailer.

Tractors, Trailers and Maintenance

At December 31, 2006, we operated 4,643 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to pickup and delivery operations for the remainder of the assets’ useful lives. In a number of our service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2006, we operated a fleet of 17,915 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment meeting our specifications from other trucking companies.

We have also acquired tractors and trailers through our acquisition of business assets from other carriers. The purchase of pre-owned equipment can provide an excellent value, but can increase our fleet’s average age. The table below reflects, as of December 31, 2006, the average age of our tractors and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age
Linehaul tractors	2,743	1.8
Pickup and delivery tractors	1,900	6.9
Pickup and delivery trucks	66	3.0
Linehaul trailers	13,122	7.7
Pickup and delivery trailers	4,793	11.2

We develop certain specifications for tractors and trailers, the production and purchase of which are negotiated with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe that there is sufficient capacity among suppliers to ensure an uninterrupted supply of equipment to support our operations and planned growth.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2006, 2005 and 2004. Our capital expenditures for tractors and trailers in 2006 provided the capacity to support our continued growth and geographic expansion and, to a lesser extent, to replace equipment as part of our normal replacement cycle.

	Year ended December 31,
(In thousands)	2006	2005	2004
Tractors	$59,759	$50,457	$35,932
Trailers	49,209	52,949	20,887

Total	$108,968	$103,406	$56,819

At December 31, 2006, we had major maintenance operations at our service centers in Los Angeles and Rialto, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Parsons, Kansas; Jersey City, New Jersey; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; Dallas, Texas; and Salt Lake City, Utah. In addition, nine other service center locations are equipped to perform routine and preventive maintenance and repairs on our equipment.

We have established maintenance policies and procedures. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2006, we had a sales staff of 428 employees. We compensate our sales force, in part, based upon revenue generated, Company and service center profitability and on-time service performance, which we believe helps to motivate our employees to achieve our service, growth and profitability objectives.

We utilize a computerized freight costing model to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight costing model to simulate the actual conditions under which the freight will be moved. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years, and typically choose to enter into contractual arrangements with a limited number of motor carriers based upon price and service.

Revenue is generated from many customers and locations across the United States and North America. In 2006, our largest customer accounted for approximately 2.9% of revenue and our largest 20, 10 and 5 customers accounted for approximately 22.8%, 15.3% and 9.6% of our revenue, respectively. For each of the previous three years, less than 5% of our revenue was generated from international services. We believe the diversity of our revenue base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

Competition

The transportation industry is highly competitive on the basis of both price and service. At December 31, 2006, we were the seventh largest LTL carrier in the United States, as measured by revenue. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. Competition is based primarily on personal relationships, price and service. We believe that we are able to compete effectively in our markets by providing high quality and timely service at competitive prices.

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

We compete with several larger transportation service providers, each of which may have more equipment, a broader coverage network and a wider range of services than we do. Our larger competitors also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy. This could potentially limit our ability to maintain or increase prices or maintain significant growth.

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

Technology

We continually upgrade our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We also employ freight handling systems and logistics technology to reduce costs and transit times. Our principal technologies include:

•

www.odfl.com. We continuously update our web site with current information, including service products, coverage maps, financial data, news releases, corporate governance matters, employment opportunities and other information of importance to our customers, investors and employees. Customers may also use our website to, among other things: receive rate estimates; schedule pickups; trace shipments; check transit times; and view or print shipping documents. We make available, free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission.

•

odfl4me.com. Customers may also manage their shipping needs from their desktops by registering on the secure area of our web site, odfl4me.com, which provides access to: enhanced shipment tracing; customizable reports; document archives; on-line cargo claims processing; interactive bills of lading; and customized rate estimates for customer-specific pricing programs.

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

•

Radio Frequency Identification (RFID) System. Our automated arrival/dispatch system monitors equipment location and freight movement throughout our system. Transponders are attached to the equipment in our fleet to enable readers to automatically record arrivals and departures, eliminating the need for manual entry and providing real-time freight tracing capabilities for our customers and our employees.

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

•

Pickup and Delivery Optimation System. This mapping system is utilized by our service centers to improve the efficiency of pickup and delivery (“P&D”) routes. The optimization of our P&D routes improves the efficiency of our operations, reduces costs and reduces transit times. In addition, this system enhances labor productivity by determining proper staffing and providing the most efficient freight loading patterns at our service centers.

Insurance

We carry significant insurance with third-party insurance carriers and we self-insure a portion of this risk. We are currently self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. This self-insured retention level was increased from $2,500,000 during the previous plan year ended March 30, 2006. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles, for the states in which we operate. Group health claims are self-insured up to $300,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

We believe that our policy of self-insuring a portion of our risk, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We also believe that our current insurance coverage is adequate to cover our liability risks.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. From time to time, we may experience shortages at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. We have experienced higher diesel fuel costs in recent years and, as a result, implemented a fuel surcharge program in August 1999 that has remained in effect since that time. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, were implemented to offset the additional cost of diesel fuel and are consistent with our competitors’ practices. Our management believes that our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Diesel fuel costs, including fuel taxes, totaled 13.2% of revenue in 2006.

Employees

As of December 31, 2006, we employed 10,762 individuals on a full-time basis in the following categories:

Category	Number of employees
Drivers	5,487
Platform	1,976
Fleet technicians	333
Sales	428
Salaried, clerical and other	2,538

As of December 31, 2006, we employed 2,573 linehaul drivers and 2,914 pickup and delivery drivers. All of our drivers are selected based upon driving records and experience. Drivers are required to pass drug tests and have a current United States Department of Transportation (“DOT”) physical and a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers are also required to take drug and alcohol tests periodically, by random selection.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 2,125 individuals have graduated from this program, from which we have experienced an annual turnover rate of approximately 7%. We believe our driver training and qualification programs have been important factors in improving our safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid during 2006 were $996,000.

Our focus on communication and the continued education, development and motivation of our employees helps to ensure that our relationship with our employees remains excellent. There are no employees represented under a collective bargaining agreement, which we believe is an important factor in our continued success.

Governmental Regulation

We are regulated by the Surface Transportation Board, an agency within the DOT, and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, hours of service, certain mergers, consolidations and acquisitions, and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, such as increasingly stringent environmental and occupational safety and health regulations, limits on vehicle weight and size, ergonomics and hours of service. These changes may affect the economics of our industry by requiring changes in operating practices, increasing our cost and influencing the demand for our services.

We believe that the cost of compliance with applicable laws and regulations has not and will not materially affect our results of operations or financial condition.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on the transportation of certain materials, the discharge or retention of storm water and the emission and discharge of hazardous materials into the environment or their presence on or in our properties, vehicles and fuel storage tanks. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal 2007 or fiscal 2008.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

•

we compete with many other transportation service providers of varying sizes, some of which may have more equipment, a broader coverage network, a wider range of services, greater capital resources or have other competitive advantages;

•

some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain significant growth;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and pricing policies.

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

None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. We can make no assurance that our employees will not unionize in the future, which could in turn have a material adverse effect on our operating results because:

•	some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages;

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency;

•	a strike or work stoppage would hurt our profitability and could damage customer and employee relationships; and

•	an election and bargaining process would distract our time and attention from our overall objectives and impose significant expenses.

These results, and unionization of our workforce generally, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding our geographic footprint and broadening the scope of our service offerings. In connection with our growth strategy, we have purchased additional equipment, expanded and upgraded service centers, hired additional personnel and increased our sales and marketing efforts, and expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	geographic expansion and acquisitions require start-up costs that could expose us to temporary losses;

•	growth through acquisition could require us to temporarily match existing freight rates of the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

•

growth and geographic expansion is dependent on the availability of real estate. Shortages of suitable real estate may limit our geographic expansion and might cause congestion in our service center network, which could result in increased operating expenses;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies until the employees become proficient in their jobs; and

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges.

We cannot assure that we will overcome the risks associated with our growth. If we fail to overcome those risks, we may not realize additional revenue or profits from our efforts, we may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

Difficulty in attracting drivers could affect our profitability.

Competition for drivers is intense within the trucking industry, and we periodically experience difficulties in attracting and retaining qualified drivers. Our operations may be affected by a shortage of qualified drivers in the future, which could cause us to temporarily under-utilize our fleet, face difficulty in meeting shipper demands and increase our compensation levels for drivers. If we encounter difficulty in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health. We carry significant insurance with third-party insurance carriers, the cost of which has risen significantly in recent years. To offset, in part, the significant increases we have experienced, we have elected to increase our self-insured retention levels for most of our risk exposures. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. In addition, insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

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

Our business is highly capital intensive. Our net capital expenditures, including the acquisition of business assets, in 2006 and 2005 were $212,886,000 and $160,488,000, respectively. We expect our capital expenditures for 2007 to be approximately $245,000,000 to $255,000,000. The increase in our capital expenditures for 2007 is primarily due to planned real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe are necessary in order for us to achieve our growth strategy. We depend on operating leases, lines of credit, senior debt and cash flow from operations to finance our tractors, trailers and service centers. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, we will be forced to limit our growth and operate our trucks for longer periods of time, which could have a material adverse effect on our operating results.

In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. We entered into a five-year, $225,000,000 senior unsecured revolving credit facility, dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders that we believe provides us with a sufficient source for borrowing as needed.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel is a significant operating expense. We do not hedge against the risk of diesel fuel price increases. Any increase in diesel fuel prices or diesel fuel taxes or any change in federal or state regulations that results in such an increase, to the extent not offset by freight rate increases or fuel surcharges to customers, or any interruption in the supply of diesel fuel, could have a material adverse effect on our operating results. Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. From time to time, we may experience shortages in the availability of diesel fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

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

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, safety and fitness of transportation equipment and drivers, driver hours of service and periodic financial reporting. In addition, the trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental, occupational safety and health regulations or limits on vehicle weight and size and ergonomics. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of providing transportation services.

We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our business.

We are subject to various federal, state and local environmental laws and regulations regulating, among other things, the emission and discharge of hazardous materials into the environment or presence on or in our properties and vehicles, fuel storage tanks, our transportation of certain materials and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. Environmental laws have become and are expected to continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2007. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model year 2007. The majority of our new tractor purchases in 2007 are expected to have engines manufactured prior to 2007 without these devices, which is permitted under the new regulations. These regulations have resulted in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business and operations.

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

If we are unable to retain our key employees, our financial condition, results of operations and cash flows could be harmed.

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operation and cash flows.

Our principal shareholders control a large portion of our outstanding common stock.

As of February 26, 2007, Earl E. Congdon and John R. Congdon and members of their families and their affiliates beneficially owned 32.2% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from other shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 23.6 acres of land. At December 31, 2006, we operated 182 service centers, of which 88 were owned and 94 were leased. We own all of our major breakbulk facilities, which are listed below with the number of doors as of December 31, 2006.

Service Center	Doors
Atlanta, Georgia	227
Rialto, California	152
Indianapolis, Indiana	223
Greensboro, North Carolina	219
Harrisburg, Pennsylvania	305
Memphis, Tennessee	77
Morristown, Tennessee	247
Dallas, Texas	146

These facilities are strategically dispersed over the states in which we operate. At December 31, 2006, the length of our 94 leased properties ranges from month-to-month to a lease that expires in 2018. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own twelve non-operating properties, all of which are held for lease. Four of these properties are currently leased with month-to-month lease terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ODFL. At February 26, 2007, there were approximately 11,300 holders of our common stock, including 244 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2006 or 2005, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2007. For information concerning restrictions on our ability to make dividend payments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Item 7 of this report and Note 3 of the Notes to the Financial Statements included in Item 8 of this report.

On October 31, 2005, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on November 16, 2005. On November 30, 2005, those shareholders received one additional share of common stock for every two shares owned.

The following table sets forth the high and low sales price of our common stock for the periods indicated, adjusted where appropriate for the common stock split on November 30, 2005, as reported by the NASDAQ Global Select Market:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$29.040	$38.590	$39.500	$34.030
Low	$24.620	$25.540	$29.200	$24.040

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$25.673	$22.767	$22.773	$28.210
Low	$19.380	$17.633	$17.920	$20.600

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2001, in (i) our Common Stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) The NASDAQ Stock Market (US) for the five-year period ended December 31, 2006:

Cumulative Total Return

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Old Dominion Freight Line, Inc.	$100	$224	$403	$618	$718	$641
NASDAQ Trucking and Transportation Stocks	$100	$102	$146	$187	$195	$227
The NASDAQ Stock Market (US)	$100	$69	$103	$112	$115	$126

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2006	2005	2004	2003	2002
Operating Data:
Revenue from operations	$1,279,431	$1,061,403	$824,051	$667,531	$566,459
Operating expenses:
Salaries, wages and benefits	682,886	585,879	468,775	396,521	340,820
Operating supplies and expenses	204,386	158,029	100,660	72,084	56,309
General supplies and expenses	37,507	31,940	27,630	23,222	21,038
Operating taxes and licenses	46,693	38,961	31,286	26,627	22,681
Insurance and claims	33,080	28,143	26,095	17,583	16,313
Communications and utilities	14,278	12,573	11,361	10,280	9,999
Depreciation and amortization	67,634	55,897	44,823	38,210	31,081
Purchased transportation	43,933	35,005	29,443	21,389	18,873
Building and office equipment rents	11,143	9,490	7,531	7,403	7,435
Miscellaneous expenses, net	7,406	7,901	5,839	2,996	5,624

Total operating expenses	1,148,946	963,818	753,443	616,315	530,173

Operating income	130,485	97,585	70,608	51,216	36,286
Interest expense, net *	10,206	6,527	5,273	6,111	5,736
Other expense (income), net	936	787	748	(192)	285

Income before income taxes and cumulative effect of accounting change	119,343	90,271	64,587	45,297	30,265
Provision for income taxes	46,774	36,388	25,595	17,697	11,803

Income before cumulative effect of accounting change	72,569	53,883	38,992	27,600	18,462
Cumulative effect of accounting change, net	—	408	—	—	—

Net income	$72,569	$53,475	$38,992	$27,600	$18,462

Per Share Data:
Diluted earnings per share before cumulative effect of accounting change	$1.95	$1.45	$1.06	$0.76	$0.63
Diluted earnings per share	$1.95	$1.43	$1.06	$0.76	$0.63
Operating Statistics:
Operating ratio	89.8%	90.8%	91.4%	92.3%	93.6%
Revenue per hundredweight	$13.16	$12.63	$11.61	$11.00	$10.35
Revenue per intercity mile	$4.32	$4.12	$3.76	$3.53	$3.47
Intercity miles (in thousands)	296,464	257,900	219,201	189,084	163,097
Total tons (in thousands)	4,859	4,203	3,550	3,040	2,740
Total shipments (in thousands)	6,428	5,751	4,918	4,366	3,870
Average length of haul (miles)	934	926	937	926	903

		As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Current assets	$256,367	$150,213	$122,537	$97,055	$104,896
Current liabilities	121,546	111,028	93,820	74,017	53,481
Total assets	892,193	641,648	504,733	430,244	379,829
Long-term debt (including current maturities)	274,582	128,956	79,454	97,426	93,223
Shareholders’ equity	417,620	345,051	291,528	232,541	203,563

*	For the purpose of this table, interest expense is presented net of interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth strategies. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments, excluding adjustments for undelivered freight, are included in this measurement for all periods presented in this report. Revenue adjustments for undelivered freight are required for financial statement purposes in accordance with the Company’s revenue recognition policy; however, we believe excluding these adjustments from this calculation results in a better indicator of changes in our pricing.

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

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, P&D stops per hour, P&D shipments per hour and platform pounds handled per hour. We believe continued improvement in density is a key component in our ability to sustain profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2006	2005	2004
Revenue from operations	100.0%	100.0%	100.0%

Salaries, wages and benefits	53.4	55.2	56.9
Operating supplies and expenses	16.0	14.9	12.2
General supplies and expenses	2.9	3.0	3.3
Operating taxes and licenses	3.6	3.7	3.8
Insurance and claims	2.6	2.6	3.2
Communication and utilities	1.1	1.2	1.4
Depreciation and amortization	5.3	5.3	5.4
Purchased transportation	3.4	3.3	3.6
Building and office equipment rents	0.9	0.9	0.9
Miscellaneous expenses, net	0.6	0.7	0.7

Total operating expenses	89.8	90.8	91.4

Operating income	10.2	9.2	8.6
Interest expense, net *	0.8	0.6	0.7
Other expense, net	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	9.3	8.5	7.8
Provision for income taxes	3.6	3.4	3.1

Income before cumulative effect of accounting change	5.7%	5.1%	4.7%

*	For the purpose of this table, interest expense is presented net of interest income.

2006 Compared to 2005

Key financial and operating metrics for 2006 and 2005 are presented below:

	2006	2005	Change	% Change
Revenue (in thousands)	$1,279,431	$1,061,403	$218,028	20.5%
Operating ratio	89.8%	90.8%	(1.0%)	(1.1%)
Net income (in thousands)	$72,569	$53,475	$19,094	35.7%
Diluted earnings per share	$1.95	$1.43	$0.52	36.4%
Tonnage (in thousands)	4,859	4,203	656	15.6%
Shipments (in thousands)	6,428	5,751	677	11.8%
Revenue per hundredweight	$13.16	$12.63	$0.53	4.2%
Weight per shipment (lbs.)	1,512	1,462	50	3.4%
Average length of haul (miles)	934	926	8	0.9%
Revenue per shipment	$199.03	$184.61	$14.42	7.8%

In 2006 and for the third consecutive year, we produced revenue growth in excess of 20% and growth in diluted earnings per share in excess of 30%. We maintained our revenue focus on increasing density, which resulted in producing over 90% of our revenue from service centers open for more than one year and a 3.7% increase in average revenue per service center. The operating leverage we generated resulted in continued improvement in our operating ratio to 89.8%, which is the first time we have operated below 90.0% in our fifteen years as a public company and is our fifth consecutive year of improvement.

Our revenue growth in 2006 was the result of an 11.8% growth in shipments and a 7.8% increase in revenue per shipment. The increase in revenue per shipment consists of increases in both revenue per hundredweight and weight per shipment of 4.2% and 3.4%, respectively, from 2005. The combination of increases in shipments and weight per shipment produced 15.6% tonnage growth over 2005. We believe our growth, particularly in existing markets, is attributable to our ability to offer a one-source solution for shippers’ regional and inter-regional needs by providing these services through one company, in contrast to many of our principal competitors. Additionally, the expansion of our geographic footprint, as well as increased full-state coverage, has positioned us to be attractive to more and more shippers.

While most of our revenue growth is derived from service centers open for more than one year, the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth. We increased the total number of service centers in our network to 182 at December 31, 2006 from 154 at December 31, 2005. Revenue growth from geographic expansion typically results in additional freight moving through our existing service center network, which helps to offset higher operating margins that typically accompany new service center openings. Seven of the service centers opened in 2006 were spin-offs of existing service centers to improve service and create additional capacity for growth. Due to the established customer base and operating presence in those markets, we were able to operate those spin-offs profitably within a shorter period of time than traditional openings in new geographic territories.

Revenue per hundredweight increased 4.2% to $13.16 from $12.63 in 2005. This pricing improvement reflects the general rate increase on our base rates and minimum charges for certain tariffs, effective April 17, 2006, and occurred despite the increase in weight per shipment, which generally has the effect of reducing revenue per hundredweight. This pricing improvement demonstrates a stable economy and pricing environment throughout most of 2006 and our ability to maintain pricing discipline while increasing the volume of freight moving through our service center network. We experienced a decline in the fourth quarter of 2006 in weight per shipment and a slowdown in our tonnage growth, which are consistent with market indicators of a slowing economy and the reported results of others in our industry. If these trends continue, pricing pressures could become more prevalent in the marketplace and our growth in revenue and net income could slow in comparison to the historical annual growth rates. However, we believe that we can maintain operational efficiencies to continue our trend of comparable quarter improvement in our operating ratio even in a period of slower growth.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels that are generally indexed to the U.S. Department of Energy’s published fuel prices, which is consistent with industry practice. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved and the fuel surcharge is one of many components in the overall price for our transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. Because of average higher diesel fuel prices in 2006 and the evolution of our freight pricing strategy, the fuel surcharge increased to 11.9% of revenue from 10.3% in 2005. A rapid and significant decrease in diesel fuel prices would likely reduce our revenue and operating income until we revised our pricing strategy to reflect these changes.

Much of the overall improvement in our operating ratio was achieved by the improvement in salaries, wages and benefits as a percent of revenue, which decreased to 53.4% of revenue in 2006 from 55.2% of revenue in 2005. This improvement primarily resulted from a decrease in benefit costs to 11.5% of revenue from 12.4% in 2005. Workers compensation expenses decreased 1.2%, as a percent of revenue, from 2005, as a result of favorable claims experience and a favorable adjustment to our reserve for unpaid claims following an independent actuarial review conducted in the fourth quarter of 2006. These improvements were somewhat offset by a 0.3% increase, as a percent of revenue, in benefit costs resulting from enhancements to our vacation policy and additional costs to provide group health benefits to our employees.

In addition to the improvement in benefit costs, our salary and clerical wages decreased by 0.4% of revenue from 2005 as we leveraged our revenue growth over this segment of our workforce. P&D driver wages decreased by 0.2% of revenue from 2005, which can be attributed to a 2.9% improvement in our P&D stops per hour. We benefited from the additional density caused by growth in tonnage, the efficiencies in our route planning through the use of our P&D route optimization software and the use of our driver handheld computers. Platform wages also decreased by 0.2% of revenue from 2005, primarily due to a 6.3% increase in platform pounds handled per hour.

Operating supplies and expenses increased to 16.0% of revenue in 2006 from 14.9% in 2005. This increase was primarily due to a 35.2% increase in diesel fuel costs, excluding fuel taxes, resulting from increased diesel fuel prices and a 16.5% increase in consumption. The consumption increase resulted in an increase in our fuel taxes, which primarily accounts for the change in our “operating taxes and licenses”. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharge revenue more than offset our increased cost of diesel fuel in 2006.

We made significant investments in revenue equipment and real estate in 2005 and 2006 to support our growth and to prevent our fleet and service center network from becoming a limiting factor to our growth. As a result, depreciation and amortization remained consistent at 5.3% of revenue in 2006 and 2005. In addition, building and office equipment rents also remained consistent at 0.9% of revenue in 2006 and 2005.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations and incur short-term rentals for tractors, trailers and other revenue-producing equipment. We primarily utilize these services when there are capacity restraints or imbalances of freight flow within our service center network or when it is economically beneficial. Purchased transportation increased slightly to 3.4% of revenue in 2006 from 3.3% in 2005. The increase is primarily due to the increased use of purchased linehaul services beginning in the second quarter of 2006, which became necessary in certain lanes because of our significant growth. We were able to add a sufficient number of drivers in the third quarter of 2006, which allowed us to utilize our own equipment and decrease the use of purchased linehaul services. As a result, purchased linehaul services have returned to historical levels and represent an opportunity for additional operating leverage that may be obtained with the continued expansion of our network.

Interest expense, net of interest income, increased to $10,206,000 for 2006 from $6,527,000 for 2005. This increase is primarily due to an increased average balance outstanding on our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on April 25, 2006, offset by the $2,237,000 of interest income earned on cash equivalents and short-term investments. The effective average tax-equivalent yield, excluding the state-tax benefit, on our short-term investments was 5.68% for 2006.

Our effective tax rate for 2006 was 39.2% compared to 40.3% in 2005. The decrease in our effective tax rate is due primarily to the tax-exempt interest income earned on our cash equivalents and short-term investments in 2006. Due to our cash needs in 2007 to fund capital expenditures, we expect our annual effective tax rate to be 39.8% in 2007. Our effective tax rate exceeds the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

2005 Compared to 2004

Key financial and operating metrics for 2005 and 2004 are presented below:

	2005	2004	Change	% Change
Revenue (in thousands)	$1,061,403	$824,051	$237,352	28.8%
Operating ratio	90.8%	91.4%	(0.6%)	(0.7%)
Net income (in thousands)	$53,475	$38,992	$14,483	37.1%
Diluted earnings per share	$1.43	$1.06	$0.37	34.9%
Tonnage (in thousands)	4,203	3,550	653	18.4%
Shipments (in thousands)	5,751	4,918	833	16.9%
Revenue per hundredweight	$12.63	$11.61	$1.02	8.8%
Weight per shipment (lbs.)	1,462	1,444	18	1.2%
Average length of haul (miles)	926	937	(11)	(1.2%)
Revenue per shipment	$184.61	$167.55	$17.06	10.2%

The 28.8% growth in revenue we produced in 2005 was a primary driver of our financial performance for that year. For the first time in our history, we achieved revenue over $1 billion while extending a four-year trend of producing double-digit growth in revenue, net income and diluted earnings per share. Our profitability was due primarily to our focus on growth in existing markets, thereby leveraging our existing infrastructure and capacity. As a result, we lowered our operating ratio to 90.8%, increased net income by 37.1% and increased diluted earnings per share by 34.9%.

Our revenue growth in 2005 was generated through an 18.4% growth in tonnage and an 8.8% increase in revenue per hundredweight. The tonnage growth consists of increases in both shipments and weight per shipment of 16.9% and 1.2%, respectively, from 2004. We have achieved this growth primarily through expanding our business with existing customers and adding new customers in existing areas, as well as launching new services and improving the quality of our service. We believe that our continued geographic expansion, as well as increased full-state coverage, has positioned us to be attractive to more and more shippers. Additionally, we are able to offer a one-source solution to customers’ regional and inter-regional shipping needs by providing these services through one company, in contrast to many of our principal competitors. For these reasons, combined with a stable economy and industry consolidation during 2005, we continued to gain market share and increase our revenues.

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

Revenue per hundredweight increased to $12.63 from $11.61 in 2004. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which is consistent with industry practice. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs, our freight pricing strategy, as well as that in the industry, has evolved and the fuel surcharge is one of many components in the overall price customers are willing to pay for transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. Because of average higher diesel fuel prices in 2005 and the evolution of our freight pricing strategy, the fuel surcharge increased to 10.3% of revenue from 6.3% in 2004. Our fuel surcharge revenue more than offset our increased cost of diesel fuel in 2005. A rapid and significant decrease in diesel fuel prices would likely reduce our revenue and operating income until we revised our pricing strategy to reflect these changes.

Our pricing has remained relatively stable despite the increased weight per shipment and decreased length of haul, which generally have the effect of reducing revenue per hundredweight. The overall stability in our pricing demonstrates our ability to maintain our pricing discipline while increasing the volume of freight moving through our service center network.

We increased the total number of service centers in our network to 154 at December 31, 2005 from 138 at December 31, 2004. The expansion of our service center network and improvement in our service capabilities should provide a platform for future growth. However, the majority of our revenue growth for the years compared was generated from our existing service center network, which contributed to a 13.6% increase in revenue per service center in 2005 and the continued improvement in our operating ratio. The revenue growth from geographic expansion typically results in additional freight moving through our existing service center network, which helps to offset higher operating margins that typically accompany new service center openings.

Much of the overall improvement in our operating ratio was achieved by the improvement in salaries, wages and benefits as a percent of revenue, which decreased to 55.2% of revenue in 2005 from 56.9% of revenue in 2004. Driver wages decreased to 21.8% of revenue from 22.9% of revenue in 2004. We saw continued improvement in our linehaul load averages and P&D productivity in 2005, as reflected by our 9.6% improvement in revenue per linehaul mile and our 3.0% improvement in P&D shipments handled per hour from 2004. We also experienced a similar improvement in platform labor, which decreased to 7.5% of revenue in 2005 from 7.7% in 2004. This improvement primarily resulted from a 3.3% increase in platform pounds handled per hour. Fringe benefit costs increased to 29.0% of payroll from 27.3% in 2004, primarily due to increases in workers’ compensation expense recorded in the fourth quarter of 2005. We engaged an independent actuary to review our workers’ compensation and group health self-insurance accruals in 2005, which resulted in $6.8 million of additional expense in our fringe benefit costs.

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

Our continued revenue growth and density improvements in 2005 allowed us to successfully leverage our communication and utilities costs along with general supplies and expenses, which when combined, decreased to 4.2% of revenue in 2005 from 4.7% in 2004.

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

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, short-term investments and available borrowings under the five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement, dated August 10, 2006, with Wachovia Bank, National Association serving as the administrative agent for the lenders (the “Credit Agreement”). We also have the ability to issue senior notes to provide another source of liquidity, if needed. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures in 2006 of $208,496,000, including the capital assets obtained as part of the acquisition of business assets, during 2006. Cash flows from operations funded approximately 74% of these expenditures. At December 31, 2006, long-term debt, including current maturities, increased to $274,582,000 from $128,956,000 at December 31, 2005, primarily due to the proceeds received from the privately-placed senior notes issued under the Note Purchase Agreement entered into on April 25, 2006. We entered into this Note Purchase Agreement to refinance existing indebtedness and for general corporate purposes, including, but not limited to, our estimated net capital expenditures not funded by operating cash flows. The remaining net proceeds from this transaction are included in “Short-term investments”.

We estimate capital expenditures, net of anticipated proceeds from dispositions, to be approximately $245,000,000 to $255,000,000 for the year ending December 31, 2007. Of our gross capital expenditures, approximately $100,000,000 is allocated for the purchase of tractors and trailers; $126,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and $15,000,000 is allocated for investments in technology. The increase in our estimated capital expenditures for 2007 compared to 2006 is primarily due to planned real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe is necessary in order for us to achieve our growth objectives. We plan to fund these capital expenditures primarily through cash flows from operations and the liquidation of our short-term investments.

The table below sets forth our net capital expenditures for property and equipment, including those obtained as part of the acquisition of business assets, for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Land and structures	$82,011	$33,157	$20,676
Tractors	59,759	50,457	35,932
Trailers	49,209	52,949	20,887
Technology	10,265	9,518	10,034
Other	12,878	9,710	6,170
Proceeds from sale	(5,626)	(5,221)	(1,593)

Total	$208,496	$150,570	$92,106

The Credit Agreement, as discussed above, amended and restated the terms of the existing $110,000,000 senior unsecured revolving credit facility dated September 22, 2005, as amended. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin was 0.625% for the period this Credit Agreement was in effect during 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2006, there was no outstanding balance on the line of credit facility and there was $49,117,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the period the Credit Agreement was in effect during 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

We have four unsecured senior note agreements outstanding totaling $273,000,000 at December 31, 2006. These notes call for periodic principal payments with maturities ranging from 2008 to 2016, of which $11,500,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 6.93%. The effective average interest rate on our outstanding senior note agreements was 5.62% and 5.43% at December 31, 2006 and 2005, respectively.

Included in our senior notes is $175,000,000 of notes under a Note Purchase Agreement entered into on April 25, 2006. On April 25, 2006, we issued $100,000,000 of privately-placed Series A Senior Notes, Tranche A and on June 15, 2006 issued an additional $75,000,000 of privately-placed Series A Senior Notes, Tranche B (collectively, the “Series A Notes”) pursuant to the terms of this Note Purchase Agreement. The Series A Notes are unsecured and bear an annual interest rate of 5.85% from the date of issuance and mature on April 25, 2016. The Series A Notes call for semi-annual interest payments beginning on October 25, 2006 and seven equal annual principal prepayments commencing on April 25, 2010. The proceeds from this agreement were used to refinance existing indebtedness under our revolving credit agreement and the Company expects to use the remaining proceeds for planned capital expenditures and for general corporate purposes. The Note Purchase Agreement may also serve as the platform for potential future private note issuances by the Company. The aggregate principal amount of all notes issued pursuant to the Note Purchase Agreement, including the Series A Notes, shall not exceed $500,000,000. The applicable interest rate and payment schedules for any new notes will be determined and mutually agreed upon at the time of issuance.

With the exception of borrowings pursuant to the Credit Agreement, if any, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, as our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at December 31, 2006, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2006 or 2005.

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

The following table summarizes our significant contractual obligations as of December 31, 2006:

	Payments due by period (in thousands)
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, exclusive of interest	$273,426	$11,775	$22,365	$71,429	$167,857
Capital lease obligations, exclusive of interest	1,156	922	234	—	—
Operating leases obligations	48,021	15,315	14,426	10,949	7,331
Purchase obligations	60,733	60,733	—	—	—

Total	$383,336	$88,745	$37,025	$82,378	$175,188

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $273,000,000; capital lease obligations for computer equipment; operating leases primarily consisting of real estate leases; and purchase obligations consists of non-cancelable purchase orders for equipment scheduled for delivery in 2007. Please refer to the information regarding interest rates in this section above and also in Note 3 of the Notes to the Financial Statements included in Item 8 of this report.

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

Property and Equipment - Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. Management uses historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment due to changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate. Currently, estimated economic lives for structures are 7 to 30 years; revenue equipment is 4 to 12 years; other equipment is 2 to 20 years; and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets.

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we have implemented a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge was implemented to offset the cost of diesel fuel above a base price and increases as diesel fuel prices escalate over the base, which is generally indexed to the U.S. Department of Energy’s published fuel prices. For the past three years, we do not believe that inflation has had a material effect on our results of operations.

Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serve in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon, John R. Congdon and David S. Congdon beneficially own 5% or more of our common stock. In 2004, we entered into employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

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

For the years ended December 31, 2006, 2005 and 2004, we charged Leasing $3,000, $1,000 and $7,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 in 2005 and $12,000 in 2004. Leasing terminated this rental agreement effective June 30, 2005. In addition, we charged Leasing $12,000 in 2004 for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for this facility in the fourth quarter of 2004 without penalty due to our desire to utilize that property for other purposes.

We purchased $186,000, $237,000 and $346,000 of maintenance and other services from Leasing in 2006, 2005 and 2004, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $519,000, $33,000 and $2,000 for leased equipment in 2006, 2005 and 2004, respectively. The leased equipment was utilized by our customers, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We believe these leasing agreements are at arm’s length and we received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2,100,000 and $1,891,000 at December 31, 2006 and 2005, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,448,000 in net death benefits due to the Company at December 31, 2006, for which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all of the related person transactions described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit facility, which have variable interest rates. However, the Company utilized a portion of the proceeds from the $175,000,000 of fixed-rate Series A Senior Notes issued during the second quarter of 2006 pursuant to the terms of a Note Purchase Agreement executed on April 25, 2006 to refinance our outstanding loans under this credit facility. The average principal balance and the effective annual interest rate under the credit facility for 2006 was $8,588,000 and 5.55%, respectively. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

We are exposed to market risk related to our short-term investments. However, we invest in high quality investment grade securities with interest reset periods generally between 1 to 35 days. A 100 basis point decrease in the average interest rate on our short-term investments would have no material effect on our operating results.

We are also exposed to commodity price risk related to diesel fuel prices and have established policies and procedures to manage our exposure to that risk.

For further discussion related to these risks, see Notes 2 and 3 of the Notes to the Financial Statements included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,564	$986
Short-term investments	85,160	—
Customer receivables, less allowances of $10,677 and $8,657, respectively	141,087	124,744
Other receivables	3,904	2,455
Prepaid expenses	11,332	11,347
Deferred income taxes	12,320	10,681

Total current assets	256,367	150,213

Property and equipment:
Revenue equipment	494,046	400,910
Land and structures	308,537	228,909
Other fixed assets	111,854	97,733
Leasehold improvements	2,045	1,623

Total property and equipment	916,482	729,175
Less accumulated depreciation	(308,894)	(263,104)

Net property and equipment	607,588	466,071

Other assets	28,238	25,364

Total assets	$892,193	$641,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,686	$30,967
Compensation and benefits	35,649	27,344
Claims and insurance accruals	23,871	21,728
Other accrued liabilities	11,643	8,981
Income taxes payable	—	4,078
Current maturities of long-term debt	12,697	17,930

Total current liabilities	121,546	111,028

Long-term debt	261,885	111,026
Other non-current liabilities	39,027	31,770
Deferred income taxes	52,115	42,773

Total long-term liabilities	353,027	185,569

Total liabilities	474,573	296,597

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at December 31, 2006 and 2005	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	322,999	250,430

Total shareholders’ equity	417,620	345,051
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$892,193	$641,648

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2006	2005	2004
Revenue from operations	$1,279,431	$1,061,403	$824,051
Operating expenses:
Salaries, wages and benefits	682,886	585,879	468,775
Operating supplies and expenses	204,386	158,029	100,660
General supplies and expenses	37,507	31,940	27,630
Operating taxes and licenses	46,693	38,961	31,286
Insurance and claims	33,080	28,143	26,095
Communications and utilities	14,278	12,573	11,361
Depreciation and amortization	67,634	55,897	44,823
Purchased transportation	43,933	35,005	29,443
Building and office equipment rents	11,143	9,490	7,531
Miscellaneous expenses, net	7,406	7,901	5,839

Total operating expenses	1,148,946	963,818	753,443

Operating income	130,485	97,585	70,608
Non-operating expense (income):
Interest expense	12,443	6,683	5,337
Interest income	(2,237)	(156)	(64)
Other expense, net	936	787	748

Total non-operating expense	11,142	7,314	6,021

Income before income taxes and cumulative effect of accounting change	119,343	90,271	64,587
Provision for income taxes	46,774	36,388	25,595

Income before cumulative effect of accounting change	72,569	53,883	38,992
Cumulative effect of accounting change (net of income tax effect of $272)	—	408	—

Net income	$72,569	$53,475	$38,992

Basic earnings per share before cumulative effect of accounting change	$1.95	$1.45	$1.07
Cumulative effect of accounting change	—	(0.02)	—

Basic earnings per share	$1.95	$1.43	$1.07

Diluted earnings per share before cumulative effect of accounting change	$1.95	$1.45	$1.06
Cumulative effect of accounting change	—	(0.02)	—

Diluted earnings per share	$1.95	$1.43	$1.06

Weighted average shares outstanding:
Basic	37,284,675	37,272,892	36,610,247
Diluted	37,284,675	37,276,322	36,635,095

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings
(In thousands)	Shares	Amount			Total
Balance as of December 31, 2003	36,134	$3,613	$70,965	$157,963	$232,541
Net income	—	—	—	38,992	38,992
Sale of common stock	1,104	110	19,643	—	19,753
Exercise of common stock options	30	3	168	—	171
Tax benefit from exercise of common stock options	—	—	71	—	71

Balance as of December 31, 2004	37,268	3,726	90,847	196,955	291,528
Net income	—	—	—	53,475	53,475
Exercise of common stock options	17	2	48	—	50
Other	—	—	(2)	—	(2)

Balance as of December 31, 2005	37,285	3,728	90,893	250,430	345,051
Net income	—	—	—	72,569	72,569

Balance as of December 31, 2006	37,285	$3,728	$90,893	$322,999	$417,620

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$72,569	$53,475	$38,992
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	408	—
Depreciation and amortization	67,634	55,897	44,823
(Gain) loss on sale of property and equipment	(245)	1,108	(216)
Deferred income taxes	7,703	(2,350)	7,989
Other, net	—	759	—
Changes in assets and liabilities, net of acquisition effects:
Customer and other receivables, net	(15,573)	(20,769)	(21,507)
Tires on equipment (Note 1)	—	—	(1,718)
Prepaid expenses and other assets	(486)	(5,338)	(4,011)
Accounts payable	6,719	5,662	15,394
Compensation, benefits and other accrued liabilities	10,967	8,416	1,238
Claims and insurance accruals	4,755	12,763	7,632
Income taxes payable	(4,078)	2,704	(291)
Other liabilities	4,645	887	1,520

Net cash provided by operating activities	154,610	113,622	89,845

Cash flows from investing activities:
Purchase of property and equipment	(199,098)	(142,596)	(93,699)
Proceeds from sale of property and equipment	5,626	5,221	1,593
Purchase of short-term investment securities	(302,346)	—	—
Proceeds from sale of short-term investment securities	217,186	—	—
Acquisition of business assets	(19,414)	(23,113)	—

Net cash used in investing activities	(298,046)	(160,488)	(92,106)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	175,000	75,772	815
Principal payments under long-term debt agreements	(17,901)	(22,399)	(22,120)
Net (payments) proceeds on revolving line of credit	(11,473)	(5,860)	3,333
Proceeds from stock issuance	—	—	19,753
Other financing activities, net	(612)	(403)	171

Net cash provided by financing activities	145,014	47,110	1,952

Increase (decrease) in cash and cash equivalents	1,578	244	(309)
Cash and cash equivalents at beginning of year	986	742	1051

Cash and cash equivalents at end of year	$2,564	$986	$742

Income taxes paid	$45,462	$35,844	$18,315
Interest paid	$11,875	$6,450	$5,910
Capitalized interest	$773	$518	$332

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a less-than-truckload multi-regional motor carrier providing one-to-five day service among five regions in the United States and next-day and second-day service within these regions. At December 31, 2006, we provided 100% full-state coverage to 37 of the 47 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, Old Dominion Freight Line, Inc. also provided service to and from the remaining states as well as international services around the globe.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We continually review the underlying assumptions in our estimate of the allowance for uncollectible accounts so as to reflect the most recent trends and factors.

We also maintain an allowance for revenue adjustments resulting from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables and short-term investments. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. We invest in high quality investment grade securities, in accordance with our investment policy, with interest reset periods generally between 1 to 35 days to minimize credit risk.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

Short-term Investments

Short-term investments are classified as available-for-sale and reported on the balance sheets at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments In Debt and Equity Securities.” The cost of securities sold is based on the specific identification method and unrealized gains and losses, if any, are reported net of tax in accumulated other comprehensive income. There were no unrealized gains or losses as of December 31, 2006. Interest income related to these investments is included in “Interest income” on the statements of operations. There were no short-term investments with these characteristics held in 2005.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

Depreciation expense, which includes the amortization of capital leases, was $67,254,000, $55,667,000 and $44,822,000 for 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

The excess cost over net assets acquired in connection with acquisitions, which was $13,552,000 and $13,288,000 at December 31, 2006 and 2005, respectively is recorded in “Other assets”.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill is no longer amortized, but instead is subject to an impairment test on an annual measurement date unless circumstances dictate more frequent assessments. The initial step in testing for goodwill impairment is to compare the fair value of each reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the potential that impairment of goodwill exists, a second test is required to determine the amount of impairment. We completed the required annual analysis of our goodwill on our annual measurement date of October 1, 2006, and determined that there was no impairment of goodwill.

Long-Lived Assets

We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

We reserved $52,186,000 and $47,431,000 at December 31, 2006 and 2005, respectively, for self-insured claims and insurance reserves on our Balance Sheets. The long-term portions of those reserves were $28,315,000 and $25,703,000 for 2006 and 2005, respectively, which were included in “Other non-current liabilities”.

Advertising

The costs of advertising our services are expensed as incurred. Advertising costs charged to expense amounted to $2,831,000, $2,245,000 and $2,410,000 for 2006, 2005 and 2004, respectively.

Fair Values of Financial Instruments

At December 31, 2006 and 2005, the carrying values of financial instruments such as cash and cash equivalents, customer and other receivables and trade payables approximates their carrying value due to the short maturities of these instruments. Long-term debt approximated its fair value and is based on quoted market prices for debt of the same remaining maturity and other characteristics or discounted cash flows, as appropriate.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period. There were no remaining unexercised employee stock options at December 31, 2005 and the effect of dilutive employee stock options in Note 8 is immaterial to the calculation of diluted earnings per share for all prior periods.

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

Share-Based Compensation

Effective January 1, 2006 Old Dominion adopted SFAS No. 123 (R), Share-Based Payment. This Statement, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We consider the liability for the phantom shares awarded under the Old Dominion Freight Line, Inc. Phantom Stock Plan to be immaterial and have no remaining unexercisable employee stock options and, as a result, the disclosure requirements of SFAS No. 123(R) are not presented. See Note 8 for further discussion of our share-based compensation arrangements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. FIN 48 then prescribes a method for measuring the tax benefit for those tax positions requiring recognition in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective January 1, 2007 and the Company does not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of prior-year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The SEC staff believes that registrants must quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006 and provides special transition provisions for certain circumstances. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

Note 2. Short-term Investments

Short-term investments consist of auction-rate securities and variable rate demand obligations, both of which are securities with an underlying component of a long-term debt instrument. At December 31, 2006, the underlying instruments were debt securities issued by states of the United States and/or municipal subdivisions in those states. Interest rates on auction-rate securities reset on a shorter term than the underlying instrument based on an auction bid process that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 35 days of the purchase. Variable rate demand obligations have a coupon rate that is generally reset daily or weekly, and the Company has the option to put the security back to the trustee or tender agent at par on any business day with proceeds received either the same day or in seven days, depending on the mode of reset. Short-term investments are classified as current assets due to these rate-setting mechanisms and the ability to liquidate.

The Company’s short-term investments are classified as available-for-sale and are reported in the balance sheet at fair value. There were no unrealized gains or losses at December 31, 2006.

We sold $217,186,000 of short-term investments during the year ended December 31, 2006 with no realized gains or losses. The interest earned from these investments in 2006 is exempt from federal taxes, as well as state taxes in the state of the underlying debt instrument.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The carrying values of our short-term investments by ultimate contractual maturity of the underlying instruments at December 31, 2006 are shown below. Actual maturities may differ from the contractual maturities because the issuers of the securities may have the right to prepay obligations.

(In thousands)
Due within 1 year	$—
Due after 1 year through 5 years	400
Due after 5 years through 10 years	2,400
Due after 10 years	82,360

$85,160

Note 3. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2006	2005
Senior notes	$273,000	$112,107
Revolving credit facility	—	11,473
Equipment and other obligations	426	3,189
Capitalized lease obligations	1,156	2,187

Total long-term debt	274,582	128,956
Less current maturities	12,697	17,930

Total maturities due after one year	$261,885	$111,026

We have four unsecured senior note agreements outstanding totaling $273,000,000 at December 31, 2006. These notes call for periodic principal payments with maturities ranging from 2008 to 2016, of which $11,500,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 6.93%. The effective average interest rate on our outstanding senior note agreements was 5.62% and 5.43% at December 31, 2006 and 2005, respectively.

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the existing $110,000,000 senior unsecured revolving credit facility dated September 22, 2005, as amended. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin was 0.625% for the period this Credit Agreement was in effect during 2006. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2006, there was no outstanding balance on the line of credit facility and there was $49,117,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the period the Credit Agreement was in effect during 2006. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

Our senior notes and Credit Agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at December 31, 2006, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2006 or 2005.

Capitalized lease obligations are collateralized by property and equipment with a book value of $1,422,000 at December 31, 2006.

As of December 31, 2006, aggregate maturities of long-term debt are as follows:

(In thousands)
2007	$12,697
2008	11,885
2009	10,714
2010	35,714
2011	35,714
Thereafter	167,858

$274,582

Note 4. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 94 of our 182 service center locations at December 31, 2006.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2006	2005
Information systems	$6,632	$6,742
Less accumulated amortization	(5,210)	(4,029)

	$1,422	$2,713

Future minimum annual lease payments as of December 31, 2006, are as follows:

(In thousands)	Capital leases	Operating leases	Total
2007	$976	$15,315	$16,291
2008	246	8,383	8,629
2009	—	6,043	6,043
2010	—	4,694	4,694
2011	—	6,255	6,255
Thereafter		7,331	7,331

Total minimum lease payments	1,222	$48,021	$49,243

Less amount representing interest	(66)

Present value of capitalized lease obligations	$1,156

Aggregate expense under operating leases approximated $16,556,000, $14,164,000 and $11,139,000 for 2006, 2005 and 2004, respectively.

Note 5. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2006	2005	2004
Current:
Federal	$33,401	$33,771	$14,850
State	5,670	4,967	2,756

	39,071	38,738	17,606
Deferred:
Federal	6,310	(2,459)	7,075
State	1,393	109	914

	7,703	(2,350)	7,989

Total provision for income taxes	$46,774	$36,388	$25,595

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the statutory federal income tax rates with our effective income tax rates for 2006, 2005 and 2004:

	Year ended December 31,
(In thousands)	2006	2005	2004
Tax provision at statutory rate on income before income taxes and cumulative effect of accounting change	$41,770	$31,595	$22,606
State income taxes, net of federal benefit	4,734	3,459	2,143
Meals and entertainment disallowance	708	597	478
Other, net	(438)	737	368

Total provision for income taxes	$46,774	$36,388	$25,595

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2006	2005
Deferred tax assets:
Claims and insurance reserves	$23,225	$20,897
Allowance for doubtful accounts	3,540	2,645
Accrued vacation	6,112	4,819
Other	5,098	3,563

	37,975	31,924
Deferred tax liabilities:
Depreciation	(67,649)	(55,809)
Unrecognized revenue	(6,003)	(4,739)
Employee benefits	(2,870)	(2,397)
Other	(1,248)	(1,071)

	(77,770)	(64,016)

Net deferred tax liability	$(39,795)	$(32,092)

The net current asset and noncurrent liability consist of the following:

	December 31,
(In thousands)	2006	2005
Current deferred tax asset	$12,320	$10,681
Noncurrent deferred tax liability	(52,115)	(42,773)

Net deferred tax liability	$(39,795)	$(32,092)

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 6. Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serve in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon, John R. Congdon and David S. Congdon beneficially own 5% or more of our common stock. In 2004, we entered into employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

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

For the years ended December 31, 2006, 2005 and 2004, we charged Leasing $3,000, $1,000 and $7,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 in 2005 and $12,000 in 2004. Leasing terminated this rental agreement effective June 30, 2005. In addition, we charged Leasing $12,000 in 2004 for rental of a vehicle maintenance facility located in Chesapeake, Virginia. We terminated the rental agreement for this facility in the fourth quarter of 2004 without penalty due to our desire to utilize that property for other purposes.

We purchased $186,000, $237,000 and $346,000 of maintenance and other services from Leasing in 2006, 2005 and 2004, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $519,000, $33,000 and $2,000 for leased equipment in 2006, 2005 and 2004, respectively. The leased equipment was utilized by our customers, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2,100,000 and $1,891,000 at December 31, 2006 and 2005, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,448,000 in net death benefits due to the Company at December 31, 2006, for which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 7. Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of income before cumulative effect of accounting change. Company contributions for 2006, 2005 and 2004 were $7,257,000, $5,388,000 and $3,899,000, respectively.

Note 8. Share-Based Compensation

On May 16, 2005, our Board of Directors approved and the Company adopted the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting that resulted in aggregate awards of 26,845 phantom shares. Shares awarded under the Phantom Stock Plan are accounted for as a liability under SFAS No. 123(R), which totaled $241,000 at December 31, 2006.

Our Board of Directors approved the 2007 grant at its January 29, 2007 meeting that resulted in aggregate awards of 37,007 phantom shares on February 12, 2007. Additional grants under this plan may be awarded at the discretion of our Board of Directors.

In 1991, our Board of Directors and shareholders adopted the 1991 Employee Stock Option Plan (the “Plan”) under which 843,750 shares of common stock, as adjusted for stock splits, were reserved for stock option grants to certain officers and employees. All options granted under the Plan were incentive stock options. The Plan called for options to be granted at prices not less than the fair market value on the date the option was granted, which means the closing price of a share of common stock as reported on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) on such day or the preceding day if the shares were not traded in the NASDAQ system on the grant day. On the date the option was granted, the Stock Option Plan Committee of the Board of Directors determined the period during which the option could be exercised; however, under the terms of the Plan, the option period could not extend more than ten years from the date on which the option was granted. Options could not be granted under the Plan after August 31, 2001 and the last remaining options were exercised in 2005. A summary of the changes in the number of common shares subject to option during the years ended December 31, 2005 and 2004 is provided below. Shares and per share amounts have been restated for the three-for-two stock splits that occurred in 2005 and 2004.

	Number of options	Per share option price	Weighted average exercise price
Balance as of December 31, 2003	47,250	$2.963 - $5.629	$4.677
Granted	—	—	—
Exercised	(30,375)	$5.629	$5.629
Canceled	—	—	—

Balance as of December 31, 2004	16,875	$2.963	$2.963
Granted	—	—	—
Exercised	(16,875)	$2.963	$2.963
Canceled	—	—	—

Balance as of December 31, 2005	—	—	—

At December 31, 2005 there were no remaining unexercised options under the Plan.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2006 and 2005 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2006
Revenue	$291,631	$330,812	$337,569	$319,419	$1,279,431
Operating income	23,582	38,602	36,676	31,625	130,485
Net income	13,020	21,605	20,103	17,841	72,569
Net income per share:
Basic and diluted	0.35	0.58	0.54	0.48	1.95

2005
Revenue	$236,770	$264,346	$275,076	$285,211	$1,061,403
Operating income (2)	17,236	25,265	28,769	26,315	97,585
Income before cumulative effect of accounting change	9,343	13,916	15,935	14,689	53,883
Net income (3)	8,935	13,916	15,935	14,689	53,475
Net income per share before cumulative effect of accounting change:
Basic and diluted (1)	0.25	0.37	0.43	0.39	1.45

(1)	Due to rounding, the sum of the quarterly per share amounts may not agree to the year-to-date total.
(2)	The fourth quarter of 2005 includes a pre-tax charge of $4.7 million, resulting from changes in estimates primarily related to our insurance reserves, which decreased net income by $2.8 million and diluted earnings per share by $0.07.
(3)	The first quarter of 2005 includes a change in accounting principle as described in the “Tires on Equipment” section of Note 1 of these financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2005 the Company changed its method of accounting for tires on equipment. Also as discussed in Note 1 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

February 26, 2007

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

b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2006, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Old Dominion Freight Line, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Old Dominion Freight Line, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

February 26, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears in the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K appears in the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

(a)(2) Financial Statement Schedules.

The Schedule II - “Valuation and Qualifying Accounts” schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (2)	Balance at End of Period
2004	$5,888,000	$3,289,000	$2,568,000	$6,609,000
2005	$6,609,000	$2,800,000	$2,627,000	$6,782,000
2006	$6,782,000	$4,634,000	$2,339,000	$9,077,000

(1)	This table does not include any allowances for revenue adjustments that result from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments that are recorded in our revenue from operations.
(2)	Uncollectible accounts written off, net of recoveries.

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

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/S/ EARL E. CONGDON Earl E. Congdon	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2007

/S/ JOHN R. CONGDON John R. Congdon	Vice Chairman of the Board and Senior Vice President	February 28, 2007

/S/ J. PAUL BREITBACH J. Paul Breitbach	Director	February 28, 2007

/S/ JOHN R. CONGDON, JR. John R. Congdon, Jr.	Director	February 28, 2007

/S/ ROBERT G. CULP, III Robert G. Culp, III	Director	February 28, 2007

/S/ JOHN A. EBELING John A. Ebeling	Director	February 28, 2007

/S/ W. CHESTER EVANS, III W. Chester Evans, III	Director	February 28, 2007

/S/ FRANZ F. HOLSCHER Franz F. Holscher	Director	February 28, 2007

/S/ DAVID S. CONGDON David S. Congdon	Director, President and Chief Operating Officer	February 28, 2007

/S/ J. WES FRYE J. Wes Frye	Senior Vice President - Finance (Principal Financial Officer)	February 28, 2007

/S/ JOHN P. BOOKER III John P. Booker III	Vice President - Controller (Principal Accounting Officer)	February 28, 2007

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2006

Exhibit No.	Description
3.1.1(f)	Amended and Restated Articles of Incorporation (as amended July 30, 2004)

3.2(g)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.6(b)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated as of February 25, 1998

4.6.1(b)	Forms of notes issued by Old Dominion Freight Line, Inc. pursuant to the Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.2(c)	Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc., Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and Hartford Life Insurance Company, dated as of May 1, 2001

4.6.3(d)	Amendment No. 1 to Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc. and the Noteholders set forth in Annex 1 thereto, dated June 27, 2003

4.6.10(i)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005

4.8(j)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8.1(m)	First Amendment to the Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated April 21, 2006.

4.9(m)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006.

4.10(n)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006

10.4(a)*	1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)*	Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.17.1(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2004

10.17.2(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2004

10.17.3(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2004

10.17.4(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2004

10.17.5(f)	Underwriting Agreement among Old Dominion Freight Line, Inc. and Legg Mason Wood Walker, Incorporated, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. and Stephens, Inc., as representatives of the several underwriters, dated July 20, 2004

Exhibit No.	Description
10.18.2(h)*	Non-Executive Director Compensation Structure, effective July 31, 2006

10.19.1(k)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2(k)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

10.19.3(l)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.20.1(l)*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006

10.20.2(l)*	Form of Annual Salary and Bonus Deduction Agreement

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997
(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 10, 2004
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-3 filed under the Securities Act of 1933 (SEC File: 333-116399)
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 3, 2006
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 28, 2005
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006
(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006
(n)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.