Form 10-Q
period 2007-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2007-05-09
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2007 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	March 31, 2007	December 31,2006

	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$1,990	$2,564
Short-term investments	54,270	85,160
Customer receivables, less allowances of $10,519 and $10,677, respectively	146,776	141,087
Other receivables	3,170	3,904
Prepaid expenses	15,350	11,332
Deferred income taxes	12,614	12,320

Total current assets	234,170	256,367
Property and equipment:
Revenue equipment	537,989	494,046
Land and structures	331,849	308,537
Other fixed assets	117,512	111,854
Leasehold improvements	2,111	2,045

Total property and equipment	989,461	916,482
Less accumulated depreciation and amortization	(319,096)	(308,894)

Net property and equipment	670,365	607,588
Other assets	29,102	28,238

Total assets	$933,637	$892,193

Note: The Condensed Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31, 2007 (Unaudited)	December 31, 2006

(In thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,136	$37,686
Compensation and benefits	35,757	35,649
Claims and insurance accruals	32,756	23,871
Other accrued liabilities	15,665	11,643
Income taxes payable	4,657	—
Current maturities of long-term debt	12,528	12,697

Total current liabilities	152,499	121,546
Long-term liabilities:
Long-term debt	255,181	261,885
Other non-current liabilities	40,971	39,027
Deferred income taxes	53,795	52,115

Total long-term liabilities	349,947	353,027

Total liabilities	502,446	474,573
Shareholders’ equity:
Common stock—$0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at
March 31, 2007 and December 31, 2006	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	336,570	322,999

Total shareholders’ equity	431,191	417,620
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$933,637	$892,193

Note: The Condensed Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2007	2006
Revenue from operations	$319,942	$291,631
Operating expenses:
Salaries, wages and benefits	176,255	160,058
Operating supplies and expenses	49,490	45,554
General supplies and expenses	9,299	9,310
Operating taxes and licenses	12,221	11,035
Insurance and claims	11,112	8,484
Communications and utilities	3,882	3,802
Depreciation and amortization	18,432	15,537
Purchased transportation	9,792	10,006
Building and office equipment rents	2,717	2,770
Miscellaneous expenses, net	1,698	1,493

Total operating expenses	294,898	268,049

Operating income	25,044	23,582
Non-operating expense (income):
Interest expense	3,750	1,631
Interest income	(727)	(20)
Other expense, net	251	271

Total non-operating expense	3,274	1,882

Income before income taxes	21,770	21,700
Provision for income taxes	8,199	8,680

Net income	$13,571	$13,020

Basic and diluted earnings per share	$0.36	$0.35
Weighted average shares outstanding:
Basic and Diluted	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in excess of par value	Retained earnings	Total
	Common Stock
(In thousands)	Shares	Amount
Balance as of December 31, 2006	37,285	$3,728	$90,893	$322,999	$417,620
Net income (Unaudited)	—	—	—	13,571	13,571

Balance as of March 31, 2007 (Unaudited)	37,285	$3,728	$90,893	$336,570	$431,191

Note: The Condensed Statements of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2006, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
(In thousands)	2007 (Unaudited)	2006 (Unaudited)

Cash flows from operating activities:
Net income	$13,571	$13,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,432	15,537
Loss on sale of property and equipment	66	356
Deferred income taxes	1,386	(580)
Changes in assets and liabilities, net	23,134	19,474

Net cash provided by operating activities	56,589	47,807

Cash flows from investing activities:
Purchase of property and equipment	(82,189)	(65,095)
Proceeds from sale of property and equipment	1,009	701
Purchase of short-term investment securities	(80,250)	—
Proceeds from sale of short-term investment securities	111,140	—
Acquisition of business assets	—	(7,372)

Net cash used for investing activities	(50,290)	(71,766)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(6,873)	(7,659)
Net proceeds from revolving line of credit	—	31,701

Net cash (used for) provided by financing activities	(6,873)	24,042

(Decrease) Increase in cash and cash equivalents	(574)	83
Cash and cash equivalents at beginning of period	2,564	986

Cash and cash equivalents at end of period	$1,990	$1,069

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, in management’s opinion, contain all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2006.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. or significant changes in our commitments and contingencies as previously described in our Annual Report on Form 10-K for the year ended December 31, 2006, other than the changes described in this quarterly report.

Unless the context requires otherwise, references in these Notes to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Note 2. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarified the accounting for uncertainty in income tax positions in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 without a material impact on our financial position, results of operations or cash flows and no cumulative effect adjustment was required. The balance of our liability for unrecognized income tax benefits, including interest and penalties, was not material to our financial position at the date of adoption or at quarter-end March 31, 2007. Changes in our liability for unrecognized income tax benefits could affect our effective tax rate if recognized, but we do not expect any material changes in the next twelve months. Interest and penalties related to uncertain income tax positions are recorded in our “Provision for income taxes”.

We are subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax year 2004 through the current period of 2007. We remain open to examination by substantially all of our state tax jurisdictions for tax year 2003 through the current period of 2007.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among five regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At March 31, 2007, we provided full-state coverage to 37 of the 47 states that we served directly within the Southeast, South Central, Northeast, Midwest and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

We plan to continue to expand our service center network, as opportunities arise, to achieve our strategic goal of providing full-state coverage throughout the continental United States. We opened new service centers in West Atlanta, Georgia and Cedar Rapids, Iowa during the first quarter of 2007, thereby increasing our total network to 184 service centers. We were able to increase our full-state coverage to 38 states in April 2007, adding Washington, with our acquisition of Priority Freight Lines, Inc. We expect that additions to our service center network will provide a platform for future growth and ensure that our service center network has sufficient capacity.

Our revenue is derived from transporting shipments and providing logistical services to our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers, railroads and non-asset based logistical providers. We believe that we provide greater geographic coverage than most of our regional competitors and our transit times are generally faster than those of our principal national competitors. Our diversified mix and scope of regional and inter-regional services enable us to provide our customers with a single source to meet their LTL shipping needs, which we believe provides us with a distinct advantage over our regional, multi-regional and national competition. Additionally, we offer our services through one operating company, as opposed to many of our competitors offering a similar mix of services through multiple operating companies or divisions, which we believe allows us to be more responsive and flexible for our customers.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments, excluding adjustments for undelivered freight, are included in this measurement for all periods presented in this report. We believe excluding revenue adjustments for undelivered freight, which are required for financial statement purposes in accordance with the Company’s revenue recognition policy, from this calculation results in a better indicator of changes in our pricing.

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

We are subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost. We are self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles, for the states in which we operate. Group health claims are self-insured up to $325,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2007	2006
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	55.1	54.9
Operating supplies and expenses	15.5	15.6
General supplies and expenses	2.9	3.2
Operating taxes and licenses	3.8	3.8
Insurance and claims	3.5	2.9
Communications and utilities	1.2	1.3
Depreciation and amortization	5.8	5.3
Purchased transportation	3.1	3.4
Building and office equipment rents	0.8	1.0
Miscellaneous expenses	0.5	0.5

Total operating expenses	92.2	91.9

Operating income	7.8	8.1
Interest expense, net *	0.9	0.5
Other expense, net	0.1	0.1

Income before income taxes	6.8	7.5
Provision for income taxes	2.6	3.0

Net income	4.2%	4.5%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2007 and 2006 are presented below:

	First Quarter Ended
	2007	2006	Change	% Change
Revenue (in thousands)	$319,942	$291,631	$28,311	9.7%
Operating ratio	92.2%	91.9%	0.3%	0.3%
Net income (in thousands)	$13,571	$13,020	$551	4.2%
Basic and diluted earnings per share	$0.36	$0.35	$0.01	2.9%
Tonnage (in thousands)	1,242	1,156	86	7.4%
Shipments (in thousands)	1,620	1,544	76	4.9%
Revenue per hundredweight	$12.95	$12.77	$0.18	1.4%
Weight per shipment (lbs.)	1,533	1,498	35	2.3%
Average length of haul (miles)	944	937	7	0.7%
Revenue per shipment	$198.53	$191.32	$7.21	3.8%

Our financial and operating performance in the first quarter of 2007 resulted in a 9.7% increase in revenue as compared to the first quarter of 2006 due primarily to increases in tonnage and a slight improvement in revenue per hundredweight. The first quarter of 2007 presented a difficult operating environment with slowing economic conditions and severe winter weather affecting the transportation industry. The resulting impact on our revenue and costs contributed to the 30 basis point increase to our operating ratio to 92.2% at March 31, 2007, which ended our trend of 21 consecutive quarters with comparable quarter improvement.

Revenue

Revenue growth for the first quarter of 2007 resulted from a 7.4% increase in tonnage and a 1.4% increase in revenue per hundredweight. Our tonnage growth consists of a 4.9% increase in shipments and a 2.3% increase in weight per shipment. We attribute our revenue and tonnage growth primarily to increases in market share in our existing areas of operations, as over 95% percent of our revenue was generated by service centers in operation for over one year. As we continue to expand our geographic reach and increase our full-state coverage, we believe we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service. Our primary focus during the difficult operating environment in the first quarter was to maintain our high-quality service and on-time percentage, despite an effort to maintain operating efficiencies within our network during the period of slower revenue growth.

Revenue per hundredweight increased to $12.95 from $12.77 in the first quarter of 2006. The increase in our revenue per hundredweight for the quarter is a reflection of our ability to maintain pricing discipline despite the competitive pricing environment in the first quarter of 2007. This pricing improvement also occurred despite the 2.3% increase in weight per shipment, which generally has the affect of reducing revenue per hundredweight. While increases in weight per shipment are indicative of improving economic conditions, we believe the first quarter increase is attributable to receiving more shipments from our largest customers, due to the expanded reach of our service center network, and above average increases in tariffs for heavier shipments.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which is consistent with industry practice. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved such that the fuel surcharge is one of many components in the overall price for our transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. Although average fuel prices increased in the first quarter of 2007, the fuel surcharge decreased to 10.7% of revenue from 10.9% from the first quarter of 2006 reflecting a change in the mix of customer pricing. A rapid and significant decrease in diesel fuel prices would likely reduce our revenue and operating income until we revised our pricing strategy.

Operating Costs and Other Expenses

Our operating ratio increased to 92.2% from 91.9% for the first quarter of 2006. This change is primarily the result of a 0.6% increase, as a percent of revenue, in insurance and claims and a 0.5% increase, as a percent of revenue, in depreciation and amortization. These increases were offset by improvements in other expense items that resulted from operating leverage and a focus on cost control measures.

Salaries, wages and benefits increased to 55.1% of revenue in the first quarter of 2007 from 54.9% in comparable prior-year period. The increase is primarily the result of an increase in our employee benefit costs to 13.0% of revenue from 12.4% in the first quarter of 2006. Our employee benefit costs increased as a result of enhancements to our vacation policy for our full-time employees that took effect throughout 2006 and increased worker’s compensation costs, both of which increased 0.2% as a percent of revenue. These increases in our benefit costs were offset by a 0.4% improvement in salaries and wages, as a percent of revenue, resulting primarily from leveraging our salary and clerical workforce by our increased density.

Driver wages increased to 22.4% of revenue in the first quarter of 2007 from 22.0% in the prior-year quarter. This increase is primarily due to a 0.6% increase in linehaul wages, as a percent of revenue, that resulted from annual increases provided to our drivers in September 2006 and increased reliance on our own equipment and labor in our linehaul operations. With the increased coverage of our service center network, we were able to more effectively utilize our drivers and equipment while decreasing our reliance on purchased transportation during the first quarter of 2007. Despite the operational challenges presented by the economy and adverse weather, we experienced improvements in our P&D operations with a 2.8% increase in P&D stops per hour.

Operating supplies and expenses decreased to 15.5% of revenue for the first quarter of 2007 from 15.6% for the prior-year quarter. The dollar increase in expense is primarily due to a 10.6% increase in diesel fuel costs, excluding fuel taxes, for the first quarter of 2007, resulting from both a 10.0% increase in consumption and 0.6% increase in fuel prices as compared to the prior-year quarter. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations. Our fuel surcharges, which are generally indexed to the U.S. Department of Energy’s published fuel prices, more than offset the increases in diesel fuel prices, excluding fuel taxes, in the first quarter of 2007.

Insurance and claims, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, increased to 3.5% of revenue from 2.9% in the first quarter of 2006. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. This increase is due to higher cargo claims expense, which began to increase in the fourth quarter of 2006 and continued into the first quarter of 2007. We attribute the increase in our cargo claims to a change in the mix of our customers, which increased our exposure to certain shippers with historically higher claims rates, and the opening of 28 new service centers in 2006. We are currently focused on improving our cargo claims ratio to historical levels for the remainder of 2007.

We made significant investments in revenue equipment and real estate in 2006 and the first quarter of 2007 to support the growth of our fleet and service center network. As a result of these investments, and the slowdown in our revenue growth in the first quarter of 2007, depreciation and amortization increased to 5.8% of revenue from 5.3% in the first quarter of 2006. We completed 49% of our 2007 plan for tractor and trailer purchases in the first quarter of 2007, primarily due to our purchase of new tractors made available to us with engines not required to meet new emission standards taking effect in 2007. We expect that essentially all of our new tractors purchased in 2007 will have pre-2007 engines, but we did not modify our replacement cycle. This opportunity allowed us to avoid both the increased cost of tractors with 2007 engines as well as higher maintenance costs associated with these engines.

Interest expense, net of interest income, was $3,023,000 for the first quarter of 2007, an increase of $1,412,000 from the comparable prior-year period. The increase is primarily due to the increased average balance of our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on April 25, 2006, offset by the $727,000 of interest income earned on cash equivalents and short-term investments.

Our effective tax rate was 37.7% for the first quarter of 2007 as compared to 40.0% for the prior-year quarter. We anticipate an effective tax rate in each of the subsequent quarters of 2007 to be 39.5%. Our first quarter effective tax rate was impacted by the resolution of various state tax matters in the first quarter that decreased our liability for unrecognized tax benefits. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, short-term investments and available borrowings under the senior unsecured revolving credit agreement dated August 10, 2006. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $81,180,000 in the first quarter of 2007. Cash flows from operations funded approximately 70% of these expenditures. At March 31, 2007, short-term investments decreased to $54,270,000 from $85,160,000 at December 31, 2006. We utilized net proceeds of $30,890,000 from the sale of investment securities during the quarter in part for the capital expenditures not funded by cash flows from operations.

We estimate capital expenditures, net of anticipated proceeds from dispositions, to be approximately $240,000,000 to $250,000,000 for the year ending December 31, 2007. Of our capital expenditures, approximately $120,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $100,000,000 is allocated for the purchase of tractors and trailers; and $14,000,000 is allocated for investments in technology. The increase in our estimated capital expenditures for 2007 compared to 2006 is primarily due to planned real estate acquisitions and improvements to increase capacity at our existing service centers, which we believe is necessary in order for us to achieve our growth objectives. We plan to fund these capital expenditures primarily through cash flows from operations and proceeds from the sale of investment securities.

The table below sets forth our capital expenditures for property and equipment, including that obtained as part of an acquisition of business assets, for the three-month period ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004:

(In thousands)	YTD March 31, 2007	Year Ended December 31,
		2006	2005	2004
Land and structures	$23,383	$82,011	$33,157	$20,676
Tractors	28,673	59,759	50,457	35,932
Trailers	19,990	49,209	52,949	20,887
Technology	3,181	10,265	9,518	10,034
Other	6,962	12,878	9,710	6,170
Proceeds from sale	(1,009)	(5,626)	(5,221)	(1,593)

Total	$81,180	$208,496	$150,570	$92,106

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (i) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (ii) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (iii) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin was 0.625% in the first quarter of 2007. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At March 31, 2007, there was no outstanding balance on the line of credit facility and there was $49,117,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the first quarter of 2007. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

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

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at March 31, 2007, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first quarter of 2007, and we have no plans to declare or pay a dividend in 2007.

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

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2006 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2007.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s ability to complete and successfully integrate acquired businesses and assets; (5) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (6) the availability and cost of fuel; (7) difficulty in attracting or retaining qualified drivers; (8) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels; (9) the Company’s significant ongoing cash requirements; (10) the availability and cost of new equipment; (11) the costs of compliance with, or liability for violation of, governmental regulation; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit agreements, which have variable interest rates. However, the Company had no such loans under our senior unsecured revolving credit agreements at March 31, 2007 or December 31, 2006. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

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

For further discussion related to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OLD DOMINION FREIGHT LINE, INC.

DATE: May 7, 2007	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: May 7, 2007	/s/ John P. Booker, III
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