Form 10-Q
period 2007-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2007-08-08
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 8, 2007 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$2,564
Short-term investments	15,525	85,160
Customer receivables, less allowances of $11,974 and $10,677, respectively	158,270	141,087
Other receivables	4,834	3,904
Prepaid expenses	17,711	11,332
Deferred income taxes	13,675	12,320

Total current assets	211,304	256,367

Property and equipment:
Revenue equipment	571,571	494,046
Land and structures	343,337	308,537
Other fixed assets	124,869	111,854
Leasehold improvements	2,200	2,045

Total property and equipment	1,041,977	916,482

Less accumulated depreciation and amortization	(333,698)	(308,894)

Net property and equipment	708,279	607,588

Intangible assets, net	23,124	16,772
Other assets	13,997	11,466

Total assets	$956,704	$892,193

Note: The Condensed Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	June 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,452	$37,686
Compensation and benefits	40,152	35,649
Claims and insurance accruals	33,469	23,871
Other accrued liabilities	13,120	11,643
Income taxes payable	2,741	—
Current maturities of long-term debt	12,348	12,697

Total current liabilities	147,282	121,546

Long-term liabilities:
Long-term debt	255,022	261,885
Other non-current liabilities	44,486	39,027
Deferred income taxes	56,184	52,115

Total long-term liabilities	355,692	353,027

Total liabilities	502,974	474,573

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	359,109	322,999

Total shareholders’ equity	453,730	417,620

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$956,704	$892,193

Note: The Condensed Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenue from operations	$359,617	$330,812	$679,559	$622,443
Operating expenses:
Salaries, wages and benefits	187,005	170,762	363,260	330,820
Operating supplies and expenses	58,414	52,929	107,904	98,483
General supplies and expenses	10,604	9,790	19,903	19,100
Operating taxes and licenses	12,562	11,631	24,783	22,666
Insurance and claims	9,002	8,666	20,114	17,150
Communications and utilities	3,447	3,683	7,329	7,485
Depreciation and amortization	20,062	16,756	38,494	32,293
Purchased transportation	12,089	12,605	21,881	22,611
Building and office equipment rents	3,017	2,899	5,734	5,669
Miscellaneous expenses, net	2,765	2,489	4,463	3,982

Total operating expenses	318,967	292,210	613,865	560,259

Operating income	40,650	38,602	65,694	62,184
Non-operating expense (income):
Interest expense	3,666	2,878	7,416	4,509
Interest income	(262)	(461)	(989)	(481)
Other (income) expense, net	(9)	176	242	447

Total non-operating expense	3,395	2,593	6,669	4,475

Income before income taxes	37,255	36,009	59,025	57,709
Provision for income taxes	14,716	14,404	22,915	23,084

Net income	$22,539	$21,605	$36,110	$34,625

Basic and diluted earnings per share	$0.60	$0.58	$0.97	$0.93

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings
(In thousands)	Shares	Amount			Total
Balance as of December 31, 2006	37,285	$3,728	$90,893	$322,999	$417,620
Net income (Unaudited)	—	—	—	36,110	36,110

Balance as of June 30, 2007 (Unaudited)	37,285	$3,728	$90,893	$359,109	$453,730

Note: The Condensed Statements of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2006, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$36,110	$34,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,494	32,293
(Gain) Loss on sale of property and equipment	(40)	344
Deferred income taxes	2,714	2,014
Changes in assets and liabilities, net	6,126	6,916

Net cash provided by operating activities	83,404	76,192

Cash flows from investing activities:
Purchase of property and equipment	(136,939)	(128,578)
Proceeds from sale of property and equipment	1,820	1,949
Purchase of short-term investment securities	(113,225)	(92,850)
Proceeds from sale of short-term investment securities	182,860	4,400
Acquisition of business assets	(11,983)	(8,849)

Net cash used for investing activities	(77,467)	(223,928)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	175,000
Principal payments under long-term debt agreements	(7,212)	(11,864)
Net proceeds from revolving line of credit	—	(11,473)

Net cash (used for) provided by financing activities	(7,212)	151,663

(Decrease) Increase in cash and cash equivalents	(1,275)	3,927
Cash and cash equivalents at beginning of period	2,564	986

Cash and cash equivalents at end of period	$1,289	$4,913

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 2. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarified the accounting for uncertainty in income tax positions in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 without a material impact on our financial position, results of operations or cash flows and no cumulative effect adjustment was required. The balance of our liability for unrecognized income tax benefits, including interest and penalties, was not material to our financial position at the date of adoption or at quarter-end June 30, 2007. Changes in our liability for unrecognized income tax benefits could affect our effective tax rate if recognized, but we do not expect any material changes in the next twelve months. Interest and penalties related to uncertain income tax positions are recorded in our “Provision for income taxes”.

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

On July 30, 2007, Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., Inc., d/b/a Agricultural Supply, a wholly-owned subsidiary of Water Tech, filed a putative class action complaint against the Company and 10 other major less-than-truckload (“LTL”) motor carriers in the U.S. District Court for the Southern District of California ( the “Complaint”). The Complaint alleges that the carriers conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages, and attorneys’ fees. The Complaint further alleges that the plaintiffs have brought the action on behalf of putative classes of all persons or entities who, since July 30, 2003, have paid a fuel surcharge on LTL service to the defendant carriers or who currently purchase LTL services directly or indirectly from the carriers. Due to the recency of the filing and other factors, we have not concluded our evaluation of the Complaint or the likelihood and impact of an adverse outcome. However, we believe the Complaint has no merit and intend to defend ourselves vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among six regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At June 30, 2007, we provided full-state coverage to 38 of the 47 states that we served directly within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

We plan to continue to expand our service center network, as opportunities arise, to achieve our strategic goal of providing full-state coverage throughout the continental United States. We acquired Priority Freight Lines, Inc. in April 2007 that resulted in the opening of service centers in Pasco and Yakima, Washington, as well as Medford, Oregon. With these openings, we initiated full-state coverage in Washington, the 38th state in which we offer this service. We also opened a new service center in Long Beach, California in the second quarter of 2007, which increased our total network to 188 service centers. We expect that additions to our service center network will provide a platform for future growth and help ensure that our service center network has sufficient capacity.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments, excluding adjustments for undelivered freight, are included in this measurement for all periods presented in this report. Although we are required to include revenue adjustments for undelivered freight for financial statement purposes in accordance with the Company’s revenue recognition policy, we believe excluding them from our revenue per hundredweight measurement results in a better indicator of changes in our pricing.

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

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour and platform pounds handled per hour. We believe continued improvement in density and a focus on individual account profitability are key components in our ability to sustain profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.0	51.6	53.4	53.2
Operating supplies and expenses	16.2	16.0	15.9	15.8
General supplies and expenses	2.9	3.0	2.9	3.1
Operating taxes and licenses	3.5	3.5	3.6	3.6
Insurance and claims	2.5	2.6	3.0	2.8
Communications and utilities	1.0	1.1	1.1	1.2
Depreciation and amortization	5.6	5.1	5.7	5.2
Purchased transportation	3.4	3.8	3.2	3.6
Building and office equipment rents	0.8	0.9	0.8	0.9
Miscellaneous expenses	0.8	0.7	0.7	0.6

Total operating expenses	88.7	88.3	90.3	90.0

Operating income	11.3	11.7	9.7	10.0

Interest expense, net *	0.9	0.7	1.0	0.6
Other expense, net	0.0	0.1	0.0	0.1

Income before income taxes	10.4	10.9	8.7	9.3
Provision for income taxes	4.1	4.4	3.4	3.7

Net income	6.3%	6.5%	5.3%	5.6%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and six-month periods ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Revenue (in thousands)	$359,617	$330,812	8.7%	$679,559	$622,443	9.2%
Operating ratio	88.7%	88.3%	0.5%	90.3%	90.0%	0.3%
Net income (in thousands)	$22,539	$21,605	4.3%	$36,110	$34,625	4.3%
Basic and diluted earnings per share	$0.60	$0.58	3.4%	$0.97	$0.93	4.3%
Tonnage (in thousands)	1,341	1,249	7.4%	2,583	2,406	7.4%
Shipments (in thousands)	1,723	1,644	4.8%	3,343	3,188	4.9%
Revenue per hundredweight	$13.44	$13.29	1.1%	$13.20	$13.04	1.2%
Weight per shipment (lbs.)	1,557	1,519	2.5%	1,546	1,509	2.5%
Average length of haul (miles)	934	932	0.2%	939	934	0.5%
Revenue per shipment	$209.21	$201.88	3.6%	$204.04	$196.76	3.7%

Net income for the second quarter and first six months of 2007 increased 4.3% over the comparable prior-year periods, despite an increasingly competitive environment. Second quarter revenue increased 8.7% over the prior-year quarter and 9.2% over the six-month period in 2006. We achieved our revenue growth primarily through additional tonnage, although we did experience modest price improvements in both the second quarter and six-month comparable periods. These pricing gains were not sufficient to offset increases in our costs and as a result, our quarterly operating ratio increased by 40 basis points from the second quarter of 2006.

Our results for the second quarter of 2007, and related revenue statistics, reflect the final resolution of a pricing issue under a contract with a single customer relating to the period July 2004 to September 2006, which resulted in the recognition of an aggregate of $2 million in revenue, or $0.03 per diluted share. This was a non-recurring event and we currently have no other such contingent issues outstanding.

Revenue

Revenue growth for the second quarter and first six months of 2007 resulted from a 7.4% increase in tonnage for each respective period. Our tonnage growth for the second quarter consisted of a 4.8% increase in shipments and a 2.5% increase in weight per shipment. In the first six months of 2007, shipments increased 4.9% and weight per shipment increased 2.5%. We attribute our revenue and tonnage growth primarily to increases in market share in our existing areas of operations, as over 95% percent of our revenue was generated by service centers in operation for over one year. As we continue to expand our geographic reach and increase our full-state coverage, we believe we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service.

Revenue per hundredweight increased 1.1% to $13.44 from $13.29 in the second quarter of 2006 and increased 1.2% to $13.20 from $13.04 in the first six months of 2006. Through the first half of 2007, we have experienced an increasingly competitive pricing environment and have strived to maintain pricing discipline, which is reflected in our results. Our pricing includes the impact of a general rate increase to our base rates and minimum charges for certain tariffs, effective March 26, 2007 as compared to the increase in the prior year that became effective April 17, 2006. The quarterly and six-month improvement in pricing also occurred despite the 2.5% increase in weight per shipment, which generally has the effect of reducing revenue per hundredweight. While increases in weight per shipment are generally indicative of improving economic conditions, we believe the increases in the second quarter and first half of 2007 are more attributable to the mix of freight we received from our customers. We plan to maintain our disciplined pricing approach for the remainder of 2007; however, we continue to see competitive price discounting early in the third quarter that may lead to additional pressure on our pricing metrics for the remainder of the year.

Fuel surcharge revenue decreased to 11.5% of revenue from 11.8% for the first half of 2006 and decreased to 12.1% of revenue from 12.7% for the second quarter of 2006, both as a result of the slight decline in average fuel prices for the periods compared. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved such that the fuel surcharge is one of many components in the overall price for our transportation services. As a result, the fuel surcharge often represents more than just the pass through of increased diesel fuel cost. We continuously monitor the components of our pricing, including fuel surcharges, to ensure the overall profitability of each individual customer account would not be significantly impacted by a rapid and significant decrease in diesel fuel prices.

Operating Costs and Other Expenses

Salaries, wages and benefits increased to 52.0% and 53.4% of revenue for the second quarter and first six months of 2007 from 51.6% and 53.2% in comparable periods of the prior year. The increases are primarily the result of increases in driver wages and employee benefit costs. These increases were partially offset by an improvement, as a percent of revenue, in our salaried and clerical labor costs that resulted from leverage generated by our increased density.

Driver wages increased to 21.3% of revenue from 20.9% in the second quarter of 2006 and increased to 21.8% from 21.5% in the first six months of 2006. These increases are primarily due to a 0.6% increase in linehaul wages, as a percent of revenue, for both the quarter and year-to-date periods that resulted from annual salary increases provided to our drivers in September 2006 and increased reliance on our own equipment and labor in our linehaul operations. With the increased coverage of our service center network, we were able to more effectively utilize our drivers and equipment while decreasing our reliance on purchased transportation. We experienced improvements in our P&D operations, which offset our higher linehaul wages, as a result of an increased focus on productivity and despite the operational challenges presented by the economy. These initiatives resulted in a 2.1% increase in P&D stops per hour and 2.4% increase in P&D shipments per hour for both the second quarter and first half of 2007.

Employee benefit costs increased to 11.3% of revenue from 11.0% in the second quarter of 2006 and increased to 12.1% of revenue from 11.7% in the first six months of 2006. The increases in our employee benefit costs are primarily the result of increased worker’s compensation costs and a slight increase in group health and dental costs in 2007.

Operating supplies and expenses increased to 16.2% of revenue for the second quarter of 2007 from 16.0% for the prior-year quarter and increased to 15.9% of revenue from 15.8% in the first six months of 2006. Due to our larger fleet, maintenance and repair expenses increased to 2.3% of revenue for both the second quarter and first six months of 2007 from 2.1% and 2.2% in the comparable periods of 2006, respectively. Diesel fuel, excluding fuel taxes, decreased to 10.9% of revenue from 11.1% in the second quarter of 2006 and decreased to 10.6% of revenue from 10.7% in the first six months of 2006. We currently do not use diesel fuel hedging instruments; therefore, we are subject to market price fluctuations.

Insurance and claims, primarily consisting of premiums and self-insured costs for auto liability and cargo claims, decreased to 2.5% of revenue from 2.6% in the second quarter of 2006 and increased to 3.0% of revenue from 2.8% of revenue in the first half of 2006. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. The year-to-date increase is due to higher cargo claims expense, which began to increase in the fourth quarter of 2006 and continued into the first quarter of 2007. Our cargo claims ratio returned to historical levels in the second quarter of 2007, as a result of our focus on claims prevention.

We made significant investments in revenue equipment and real estate in 2006 and the first half of 2007 primarily to support our growth by increasing the capacity of our fleet and service center network. As a result of these investments, depreciation and amortization increased to 5.6% and 5.7% of revenue for the second quarter and first six months of 2007 from 5.1% and 5.2% in the comparable periods of the prior year.

Interest expense, net of interest income, was $3,404,000 and $6,427,000 for the three and six-month periods ended June 30, 2007, respectively, an increase of $987,000 and $2,399,000 from the comparable periods of the prior year. These increases are primarily due to a higher average balance in our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on April 25, 2006, partially offset by the $262,000 and $989,000 of interest income earned on cash equivalents and short-term investments in the second quarter and first half of 2007, respectively.

Our effective tax rate was 39.5% and 38.8% for the second quarter and first six months of 2007, respectively, as compared to 40.0% for the comparable periods of the prior year. Our effective tax rate for the first half of 2007 was impacted by the resolution of various state tax matters in the first quarter that decreased our liability for unrecognized tax benefits. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, short-term investments and available borrowings under the senior unsecured revolving credit agreement dated August 10, 2006. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $138,928,000, which includes $3,809,000 of capital assets obtained as part of the acquisition of business assets, in the first half of 2007. Cash flows from operations funded approximately 60% of these expenditures. At June 30, 2007, short-term investments decreased to $15,525,000 from $85,160,000 at December 31, 2006. We utilized net proceeds of $69,635,000 from the sale of investment securities during the first six months of 2007 in part for the capital expenditures not funded by cash flows from operations.

We currently project capital expenditures, net of anticipated proceeds from dispositions, for the year ending December 31, 2007 to be approximately $200,000,000 to $210,000,000. This represents a $45,000,000 reduction from our original forecast for 2007 and is primarily the result of real estate purchase opportunities and the completion of construction projects which we anticipate will now occur in 2008. Of our capital expenditures, approximately $92,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $97,000,000 is allocated for the purchase of revenue equipment; and $10,000,000 is allocated for investments in technology. We plan to fund these capital expenditures primarily through cash flows from operations and proceeds from the sale of investment securities.

The table below sets forth our capital expenditures for property and equipment, including that obtained as part of an acquisition of business assets, for the six-month period ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004:

	YTD June 30, 2007	Year Ended December 31,
(In thousands)		2006	2005	2004
Land and structures	$35,027	$82,011	$33,157	$20,676
Tractors	46,258	59,759	50,457	35,932
Trailers	38,727	49,209	52,949	20,887
Technology	4,437	10,265	9,518	10,034
Other	16,299	12,878	9,710	6,170
Proceeds from sale	(1,820)	(5,626)	(5,221)	(1,593)

Total	$138,928	$208,496	$150,570	$92,106

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (i) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (ii) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (iii) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin was 0.625% in the second quarter of 2007. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At June 30, 2007, there was no outstanding balance on the line of credit facility and there was $53,217,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the second quarter of 2007. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

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

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at June 30, 2007, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the second quarter of 2007, and we have no plans to declare or pay a dividend in 2007.

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

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing, including the application and pricing of fuel surcharges; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s ability to complete and successfully integrate acquired businesses and assets; (5) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (6) the availability and cost of fuel; (7) difficulty in attracting or retaining qualified drivers; (8) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels; (9) the Company’s significant ongoing cash requirements; (10) the availability and cost of new equipment; (11) the costs of compliance with, or liability for violation of, governmental regulation; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit agreements, which have variable interest rates. However, the Company had no such loans under our senior unsecured revolving credit agreements at June 30, 2007 or December 31, 2006. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

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

b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to our legal proceedings, see Note 3 of the Notes to the Financial Statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

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

All of the following individuals were elected to serve as directors at the 2007 Annual Meeting of Shareholders held on May 21, 2007 and received the number of votes set opposite their respective names:

Nominee	For	Withheld
Earl E. Congdon	35,614,451	519,660
John R. Congdon	35,282,884	851,226
J. Paul Breitbach	35,299,881	834,230
David S. Congdon	35,253,923	880,188
John R. Congdon, Jr.	35,093,362	1,040,749
Robert G. Culp, III	35,485,842	648,269
John A. Ebeling	32,755,731	3,378,380
W. Chester Evans, III	35,647,993	486,118
Franz F. Holscher	35,730,327	403,783

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 8, 2007	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: August 8, 2007	/s/ John P. Booker, III
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