Form 10-Q
period 2007-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2007-11-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 6, 2007 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$977	$2,564
Short-term investments	15,560	85,160
Customer receivables, less allowances of $12,380 and $10,677, respectively	165,392	141,087
Other receivables	7,672	3,904
Prepaid expenses	16,132	11,332
Deferred income taxes	13,365	12,320

Total current assets	219,098	256,367

Property and equipment:
Revenue equipment	575,325	494,046
Land and structures	366,108	308,537
Other fixed assets	127,341	111,854
Leasehold improvements	2,315	2,045

Total property and equipment	1,071,089	916,482

Less accumulated depreciation and amortization	(347,521)	(308,894)

Net property and equipment	723,568	607,588

Intangible assets, net	22,984	16,772
Other assets	16,289	11,466

Total assets	$981,939	$892,193

Note: The Condensed Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	September 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,901	$37,686
Compensation and benefits	41,915	35,649
Claims and insurance accruals	33,132	23,871
Other accrued liabilities	15,363	11,643
Current maturities of long-term debt	12,109	12,697

Total current liabilities	146,420	121,546

Long-term liabilities:
Long-term debt	254,322	261,885
Other non-current liabilities	47,783	39,027
Deferred income taxes	59,674	52,115

Total long-term liabilities	361,779	353,027

Total liabilities	508,199	474,573

Shareholders’ equity:
Common stock—$0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	379,119	322,999

Total shareholders’ equity	473,740	417,620

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$981,939	$892,193

Note: The Condensed Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenue from operations	$363,298	$337,569	$1,042,857	$960,012

Operating expenses:
Salaries, wages and benefits	196,595	179,432	559,855	510,252
Operating supplies and expenses	62,310	56,265	170,214	154,748
General supplies and expenses	10,336	9,496	30,239	28,596
Operating taxes and licenses	12,923	12,022	37,706	34,688
Insurance and claims	6,462	6,969	26,576	24,119
Communications and utilities	4,109	3,442	11,438	10,927
Depreciation and amortization	20,556	17,476	59,050	49,769
Purchased transportation	11,349	11,603	33,230	34,214
Building and office equipment rents	3,032	2,813	8,766	8,482
Miscellaneous expenses, net	1,609	1,375	6,072	5,357

Total operating expenses	329,281	300,893	943,146	861,152

Operating income	34,017	36,676	99,711	98,860

Non-operating expense (income):
Interest expense	3,544	4,014	10,960	8,522
Interest income	(190)	(947)	(1,179)	(1,427)
Other (income) expense, net	(626)	408	(384)	855

Total non-operating expense	2,728	3,475	9,397	7,950

Income before income taxes	31,289	33,201	90,314	90,910

Provision for income taxes	11,279	13,098	34,194	36,182

Net income	$20,010	$20,103	$56,120	$54,728

Basic and diluted earnings per share	$0.54	$0.54	$1.51	$1.47

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2006	37,285	$3,728	$90,893	$322,999	$417,620

Net income (Unaudited)	—	—	—	56,120	56,120

Balance as of September 30, 2007 (Unaudited)	37,285	$3,728	$90,893	$379,119	$473,740

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

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2007 (Unaudited)	2006 (Unaudited)
Cash flows from operating activities:
Net income	$56,120	$54,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,050	49,769
Gain on sale of property and equipment	(100)	(57)
Deferred income taxes	6,514	5,523
Changes in assets and liabilities, net	(1,968)	8,706

Net cash provided by operating activities	119,616	118,669

Cash flows from investing activities:
Purchase of property and equipment	(167,366)	(171,084)
Proceeds from sale of property and equipment	3,317	5,057
Purchase of short-term investment securities	(129,325)	(218,451)
Proceeds from sale of short-term investment securities	198,925	138,910
Acquisition of business assets	(18,603)	(15,798)

Net cash used for investing activities	(113,052)	(261,366)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	175,000
Principal payments under long-term debt agreements	(12,473)	(17,600)
Net proceeds (payments) from revolving line of credit	4,322	(11,473)
Other financing activities, net	—	(612)

Net cash (used for) provided by financing activities	(8,151)	145,315

(Decrease) Increase in cash and cash equivalents	(1,587)	2,618
Cash and cash equivalents at beginning of period	2,564	986

Cash and cash equivalents at end of period	$977	$3,604

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 2. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarified the accounting for uncertainty in income tax positions in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 without a material impact on our financial position, results of operations or cash flows and no cumulative effect adjustment was required. The balance of our liability for unrecognized income tax benefits, including interest and penalties, was not material to our financial position at the date of adoption or at quarter-end September 30, 2007. Changes in our liability for unrecognized income tax benefits could affect our effective tax rate if recognized, but we do not expect any material changes in the next twelve months. Interest and penalties related to uncertain income tax positions are recorded in our “Provision for income taxes”.

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

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major less-than-truckload (“LTL”) motor carriers and large transportation companies offering LTL services (together, the “Defendants”). This complaint alleges that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages, and attorneys’ fees. Subsequent to this original complaint, similar complaints have been filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. Due to the nature and status of these claims, we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any, in these matters. We believe that these allegations have no merit and intend to vigorously defend ourselves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing timely one-to-five day service among six regions in the United States and next-day and second-day service within these regions. Through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology, we offer an expanding array of innovative products and services. At September 30, 2007, we provided full-state coverage to 38 of the 47 states that we served directly within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. Through marketing and carrier relationships, we also provide service to and from the remaining states as well as international services around the globe.

We plan to continue to expand our service center network, as opportunities arise, to achieve our strategic goal of providing full-state coverage throughout the continental United States. We acquired Priority Freight Lines, Inc. in April 2007 that resulted in the opening of service centers in Pasco and Yakima, Washington, as well as Medford, Oregon. With these openings, we initiated full-state coverage in Washington, the 38th state in which we offer this service. In addition to the six service centers opened in the first half of 2007, we opened new service centers in Erie, Pennsylvania in September and Jonesboro, Arkansas in October, which increased our total network to 190 service centers at October 31, 2007. We expect that additions to our service center network will provide a platform for future growth and help ensure that our service center network has sufficient capacity.

Our revenue is derived from transporting shipments and providing logistical services to our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers, railroads and non-asset based logistical providers. We believe that we provide greater geographic coverage than most of our regional competitors and our transit times are generally faster than those of our principal national competitors. Our diversified mix and scope of regional and inter-regional services enable us to provide our customers with a single source to meet their LTL shipping needs, which we believe provides us with a distinct advantage over our regional, multi-regional and national competition. Additionally, we offer our services through one operating company, as opposed to many of our competitors that offer a similar mix of services through multiple operating companies or divisions, which we believe allows us to be more responsive and flexible for our customers.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments, excluding adjustments for undelivered freight, are included in this measurement for all periods presented in this report. Although we are required to record revenue adjustments for undelivered freight for financial statement purposes in accordance with our revenue recognition policy, we believe excluding them from our revenue per hundredweight measurement results in a better indicator of changes in our pricing.

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

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. This technology provides our customers with visibility of their shipments throughout our systems, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.1	53.1	53.7	53.1
Operating supplies and expenses	17.2	16.7	16.3	16.1
General supplies and expenses	2.8	2.8	2.9	3.0
Operating taxes and licenses	3.6	3.6	3.6	3.6
Insurance and claims	1.8	2.1	2.5	2.5
Communications and utilities	1.1	1.0	1.1	1.1
Depreciation and amortization	5.7	5.2	5.7	5.2
Purchased transportation	3.1	3.4	3.2	3.6
Building and office equipment rents	0.8	0.8	0.8	0.9
Miscellaneous expenses	0.4	0.4	0.6	0.6

Total operating expenses	90.6	89.1	90.4	89.7

Operating income	9.4	10.9	9.6	10.3

Interest expense, net *	0.9	0.9	0.9	0.7
Other (income) expense, net	(0.1)	0.1	0.0	0.1

Income before income taxes	8.6	9.9	8.7	9.5

Provision for income taxes	3.1	3.9	3.3	3.8

Net income	5.5%	6.0%	5.4%	5.7%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and nine-month periods ended September 30, 2007 and 2006 are presented below:

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2007	2006	% Change	2007	2006	% Change
Revenue (in thousands)	$363,298	$337,569	7.6%	$1,042,857	$960,012	8.6%
Operating ratio	90.6%	89.1%	1.7%	90.4%	89.7%	0.8%
Net income (in thousands)	$20,010	$20,103	(0.5)%	$56,120	$54,728	2.5%
Basic and diluted earnings per share	$0.54	$0.54	0.0%	$1.51	$1.47	2.7%
Tonnage (in thousands)	1,357	1,248	8.7%	3,941	3,653	7.9%
Shipments (in thousands)	1,749	1,646	6.3%	5,092	4,835	5.3%
Revenue per hundredweight	$13.32	$13.41	(0.7)%	$13.24	$13.17	0.5%
Weight per shipment (lbs.)	1,552	1,515	2.4%	1,548	1,511	2.4%
Average length of haul (miles)	928	930	(0.2)%	936	933	0.3%
Revenue per shipment	$206.71	$203.20	1.7%	$204.96	$198.96	3.0%

Our financial results for the third quarter and first nine months of 2007 continue to reflect an increasingly competitive pricing environment that impacted our margins and profitability. Net income for the third quarter of 2007 declined 0.5% from the prior-year period to $20,010,000, while net income for the first nine months of 2007 increased 2.5% to $56,120,000. Revenue grew 7.6% and 8.6% from the comparable prior-year quarter and nine-month periods, respectively, primarily as a result of increased tonnage. Despite the growth in revenue and tonnage during the quarter, we were unable to increase our pricing sufficiently to overcome common increases in wages and other operating costs. As a result, our operating ratio increased 150 basis points over the third quarter and 70 basis points over the first nine months of 2006.

Revenue

Third quarter revenue grew 7.6% over the prior-year period as a result of an 8.7% growth in tonnage. For the first nine months of 2007, revenue grew 8.6% on tonnage growth of 7.9%. Our tonnage growth for the third quarter consisted of a 6.3% increase in shipments and a 2.4% increase in weight per shipment. For the nine-month period, shipments increased 5.3% and weight per shipment increased 2.4%. We attribute our revenue and tonnage growth primarily to increases in market share in our existing areas of operations, as over 95% percent of our revenue was generated by service centers in operation for over one year. As we continue to expand our geographic reach and increase our full-state coverage, we believe we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service.

Revenue per hundredweight decreased 0.7% to $13.32 from $13.41 in the third quarter of 2006 and increased 0.5% to $13.24 from $13.17 in the first nine months of 2006. Despite the competitive environment, we have followed our basic pricing philosophy of evaluating each individual account for profitability in an effort to maintain rational pricing for our services. Our pricing metrics for both the quarter and year-to-date periods were also impacted by the 2.4% increase in weight per shipment, which generally has the effect of reducing revenue per hundredweight. While increases in weight per shipment are generally indicative of improving economic conditions, we believe the increases in the third quarter and first nine months of 2007 are more attributable to the mix of freight and increased market share from our existing customers. We plan to maintain our disciplined pricing approach for the fourth quarter; however, we continue to see competitive price discounting early in the fourth quarter that may lead to additional pressure on our pricing metrics for the remainder of the year and into 2008.

Fuel surcharge revenue decreased to 12.5% of revenue from 13.0% for the third quarter of 2006 and decreased to 11.8% of revenue from 12.2% for the first nine months of 2006. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved such that the fuel surcharge is one of many components in the overall price for our transportation services. We continuously monitor the components of our pricing, including fuel surcharges, to minimize any negative impact to our profitability that would likely result from a rapid and significant decline in diesel fuel prices.

Operating Costs and Other Expenses

Salaries, wages and benefits increased to 54.1% and 53.7% of revenue for the third quarter and first nine months of 2007 from 53.1% for the comparable periods of the prior year. Driver wages increased to 22.3% of revenue from 21.6% in the third quarter of 2006 and increased to 22.0% from 21.5% in the first nine months of 2006. In September of 2006 and 2007, we provided annual increases to our driver workforce, which we seek to recover through improvements in productivity and through increases in the pricing for our services. For the comparable quarterly and nine-month periods, we realized productivity gains in both our linehaul and P&D operations. Our linehaul load factor improved 3.4% for the third quarter and 3.5% for the nine-month period. P&D stops per hour also improved 5.0% and 3.5% for the third quarter and first nine months, respectively, while P&D shipments per hour improved 4.4% and 2.9% for the third quarter and first nine months, respectively.

Despite the impact of these favorable productivity gains, we were unable to improve our pricing sufficiently to overcome the additional cost of the wage increases and the cost to replace purchased linehaul services. For the third quarter and nine-month periods of 2007, we decreased the need for third-party motor and rail linehaul services by utilizing our own equipment and labor in our linehaul operations. As density builds within our service center network, we will continue to benefit from a reduction in purchased transportation, which decreased to 3.1% of revenue from 3.4% for the comparable quarters and to 3.2% from 3.6% for the comparable nine months.

Employee benefit costs increased to 12.2% of revenue from 11.8% in the third quarter of 2006 and increased to 12.1% of revenue from 11.7% in the first nine months of 2006. The increases in our employee benefit costs are primarily the result of increased costs for our employees’ paid time off and higher group health and dental costs.

We made significant investments in revenue equipment in 2007 to increase the capacity of our fleet and support our planned growth in shipments. As a result of these investments, as well as lower shipment growth than originally forecasted for 2007, depreciation and amortization increased to 5.7% of revenue for the third quarter and first nine months of 2007 from 5.2% in the comparable periods of the prior year.

Operating supplies and expenses increased to 17.2% of revenue for the third quarter of 2007 from 16.7% in the third quarter of 2006 and increased to 16.3% of revenue from 16.1% in the first nine months of 2006. Due to our larger fleet, maintenance and repair expenses increased to 2.3% of revenue for both the third quarter and first nine months of 2007 from 2.1% and 2.2% in the respective periods of 2006. Diesel fuel, excluding fuel taxes, increased slightly to 11.5% of revenue from 11.4% in the third quarter of 2006 and was 10.9% of revenue for both the first nine months of 2006 and 2007. We currently do not use diesel fuel hedging instruments and are thus subject to market price fluctuations.

Interest expense, net of interest income, was $3,354,000 and $9,781,000 for the three and nine-month periods ended September 30, 2007, respectively, an increase of $287,000 and $2,686,000 from the comparable periods of the prior year. The year-to-date increase is primarily due to a higher average balance in our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on April 25, 2006. In addition, interest income decreased in both the quarter and nine-month periods due to a decreased average balance of short-term investments.

Our effective tax rate decreased to 36.0% from 39.5% for the third quarter of 2006 and decreased to 37.9% from 39.8% for the first nine months of 2006. We reduced the annual effective tax rate during the third quarter of 2007 due to the impact of alternative fuel tax credits for the use of propane in our operations. Our year-to-date effective tax rate was also impacted by the resolution of various state tax matters in the first quarter that decreased our liability for unrecognized tax benefits. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, short-term investments and available borrowings under the senior unsecured revolving credit agreement dated August 10, 2006. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements, we incurred net capital expenditures of $174,578,000 in the first nine months of 2007, which includes $10,529,000 of capital assets acquired from Priority Freight Lines, Inc. Cash flows from operations funded approximately 69% of these expenditures. At September 30, 2007, short-term investments decreased to $15,560,000 from $85,160,000 at December 31, 2006. We utilized net proceeds of $69,600,000 from the sale of investment securities during the first nine months of 2007 in part for the capital expenditures not funded by cash flows from operations.

We currently project capital expenditures, net of anticipated proceeds from dispositions, for the year ending December 31, 2007 to be approximately $200,000,000 to $210,000,000. This represents a $45,000,000 reduction from our original forecast for 2007 and is primarily the result of fewer real estate purchase opportunities and the completion of construction projects that we anticipate will now occur in 2008. Of our capital expenditures, approximately $92,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; $97,000,000 is allocated for the purchase of revenue equipment; and $10,000,000 is allocated for investments in technology. We plan to fund the capital expenditures in the fourth quarter of 2007 primarily through cash flows from operations.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisitions, for the nine-month period ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004:

	YTD Sept 30, 2007	Year Ended December 31,
(In thousands)		2006	2005	2004
Land and structures	$58,243	$82,011	$33,157	$20,676
Tractors	51,105	59,759	50,457	35,932
Trailers	42,449	49,209	52,949	20,887
Technology	6,555	10,265	9,518	10,034
Other	19,543	12,878	9,710	6,170
Proceeds from sale	(3,317)	(5,626)	(5,221)	(1,593)

Total	$174,578	$208,496	$150,570	$92,106

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (i) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (ii) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR

Rate”); or (iii) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin was 0.625% in the third quarter of 2007. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At September 30, 2007, there was $4,322,000 outstanding on the line of credit facility and there was $51,717,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the third quarter of 2007. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

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

Our senior notes and credit agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at September 30, 2007, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the third quarter of 2007, and we have no plans to declare or pay a dividend in 2007.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally result in improved operating margins.

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

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing, including the application and pricing of fuel surcharges; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s ability to complete and successfully integrate acquired businesses and assets; (5) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (6) the availability and cost of fuel; (7) difficulty in attracting or retaining qualified drivers; (8) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels; (9) the Company’s significant ongoing cash requirements; (10) the availability and cost of new equipment; (11) the costs of compliance with, or liability for violation of, governmental regulation; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

OLD DOMINION FREIGHT LINE, INC.

DATE: November 6, 2007	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: November 6, 2007	/s/ John P. Booker, III
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