Form 10-K
period 2007-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2008-02-29
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2007 was $694,992,776, based on the closing sales price as reported on the NASDAQ Global Select Market.

As of February 28, 2008, the registrant had 37,284,675 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

General

We are a leading national less-than-truckload (“LTL”) motor carrier providing multi-regional service among six regions in the United States and next-day and second-day service within each of these regions. We operate as one business segment and offer an expanding array of innovative products and services through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology. At February 28, 2008, we provided full-state coverage to 39 of the 48 states that we served directly within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. We plan to continue to expand our service center network, as opportunities arise, to achieve our strategic goal of providing full-state coverage throughout the continental United States. These additions should provide a platform for future growth and ensure that our service center network has sufficient capacity. In addition to our domestic LTL services, we offer container delivery services and assembly and distribution services to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited and logistical services for both our domestic and global markets.

We have grown substantially over the last several years through strategic acquisitions and internal growth. Prior to 1995, we provided inter-regional service to major metropolitan areas from, and regional service within, the Southeast region of the United States. Since 1995, we have expanded our infrastructure to provide next-day and second-day service within four additional regions as well as expanded inter-regional service among those regions. From 1995 through February 28, 2008, we increased our number of service centers from 53 to 204 and our states directly served from 21 to 48. We believe that our present infrastructure will enable us to increase freight density, which is the volume of freight moving through our network, and thereby improve our profitability.

We are committed to providing our customers with high quality service. We provide consistent customer service from a single organization offering our customers information and pricing from one point of contact. Our multi-regional competitors that offer inter-regional service typically do so through independent companies or with separate points of contact within different operating segments, which can result in inconsistent service and pricing, as well as poor shipment visibility. Our integrated structure allows us to offer our customers consistent and continuous service across all areas of operations and service products.

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

In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery service centers, as well as larger breakbulk, or hub, facilities. The significant capital that LTL motor carriers must commit to create and maintain a network of service centers and a fleet of tractors and trailers makes it difficult for start-up or small operations to effectively compete with established companies. In addition, successful LTL motor carriers generally employ, and continuously update, a high level of technology to provide information to customers and to reduce operating costs.

Service Center Operations

At December 31, 2007, we conducted operations through 192 service center locations, of which we own 97 and lease 95. We operate major breakbulk facilities in Atlanta, Georgia; Rialto, California; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; and Dallas, Texas, while using some smaller service centers for limited breakbulk activity in order to serve next-day markets. Our service centers are strategically located in six regions of the country to provide the highest quality service and minimize freight rehandling costs.

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

While we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through several different gateways such as our website, electronic data interchange, automated voice response systems, automated fax systems or through our customer service department located at the corporate office. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and customer service department provide our customers with a single point of contact to access information across all areas of our operations and service products.

Linehaul Transportation

Linehaul dispatchers are centralized at our corporate headquarters and control the movement of freight among service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our senior management continuously monitors freight movements, transit times, load factors and other productivity measurements to ensure that we maintain our highest levels of service and efficiency.

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible work force rules and by primarily using twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo loss and damage expenses. We also utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be hauled behind a tractor than could otherwise be hauled by one large trailer.

Tractors, Trailers and Maintenance

At December 31, 2007, we operated 5,016 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to pickup and delivery operations for the remainder of the assets’ useful lives. In a number of our service centers, tractors perform pickup and delivery functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2007, we operated a fleet of 19,513 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment meeting our specifications from other trucking companies.

We have also acquired tractors and trailers through our acquisition of business assets from other carriers. The purchase of pre-owned equipment can provide an excellent value, but can increase our fleet’s average age. The table below reflects, as of December 31, 2007, the average age of our tractors and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age
Linehaul tractors	3,376	2.3
Pickup and delivery tractors	1,640	7.4
Pickup and delivery trucks	99	3.1
Linehaul trailers	14,001	7.4
Pickup and delivery trailers	5,512	11.3

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2007, 2006 and 2005. Our capital expenditures for tractors and trailers in 2007 provided the capacity to support our continued growth and geographic expansion and, to a lesser extent, to replace equipment as part of our normal replacement cycle.

	Year ended December 31,
(In thousands)	2007	2006	2005
Tractors	$52,807	$59,759	$50,457
Trailers	43,793	49,209	52,949

Total	$96,600	$108,968	$103,406

At December 31, 2007, we had major maintenance operations at our service centers in Los Angeles and Rialto, California; Denver, Colorado; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Kansas City and Parsons, Kansas; Jersey City, New Jersey; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; Dallas, Texas; and Salt Lake City, Utah. In addition, eleven other service center locations are equipped to perform routine and preventive maintenance and repairs on our equipment.

We have established maintenance policies and procedures. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment was utilized. Pickup and delivery tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2007, we had a sales staff of 459 employees. We compensate our sales force, in part, based upon revenue generated, Company and service center profitability and on-time service performance, which we believe helps to motivate our employees to achieve our service, growth and profitability objectives.

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

Revenue is generated from many customers and locations primarily across the United States and North America. In 2007, our largest customer accounted for approximately 1.9% of revenue and our largest 20, 10 and 5 customers accounted for approximately 18.0%, 11.9% and 7.2% of our revenue, respectively. For each of the previous three years, over 90% of our revenue is derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our revenue base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer. For information concerning total revenue for each of the last three fiscal years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

Competition

The transportation industry is highly competitive on the basis of both price and service. At December 31, 2007, we were the sixth largest LTL carrier in the United States, as measured by revenue. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. Competition is based primarily on service, price and business relationships. We believe that we are able to compete effectively in our markets by providing high quality and timely service at competitive prices.

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

We compete with several larger transportation service providers, each of which may have more equipment, a broader coverage network and a wider range of services than we do. Our larger competitors may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy. This could potentially limit our ability to maintain or increase prices or maintain significant growth.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in improved operating margins.

Technology

We continually upgrade our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We employ vehicle safety systems, freight handling systems and logistics technology to reduce costs and transit times. Our principal technologies include:

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

•

Electronic Data Interchange (EDI). For our customers who prefer to exchange information electronically, we provide a number of EDI options with flexible formats, FTP servers and a multitude of web-service alternatives. Our customers can transmit or receive invoices, remittance advices, shipping documents, bills of lading and shipment status information, as well as other customized information.

•

Radio Frequency Identification (RFID) System. Our automated arrival/dispatch system monitors equipment location and freight movement throughout our system. Transponders are attached to the equipment in our fleet to enable readers to automatically record arrivals and departures, eliminating the need for manual entry and providing real-time freight tracing capabilities for our customers and employees.

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

•

Pickup and Delivery Optimization System. This mapping system is utilized by our service centers to improve the efficiency of pickup and delivery (“P&D”) routes. The optimization of our P&D routes improves the efficiency of our operations, reduces costs and reduces transit times. In addition, this system enhances labor productivity by determining proper staffing and providing the most efficient freight loading patterns at our service centers.

•

Lane Departure Warning Systems. As part of our overall safety program, lane departure warning systems have been retrofitted on approximately one-third of our tractor fleet and are required in our specifications for all future tractor purchases. These systems consist of vehicle-mounted cameras, an onboard computer and sophisticated software that monitors the position of our vehicles in relation to highway lane markings. The system is designed to emit an audible warning signal, or “rumble strip” effect, from either side of the vehicle cabin, in the event the vehicle crosses a highway marking.

Insurance

We carry a significant amount of insurance with third-party insurance carriers and we self-insure a portion of this risk. We are currently self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles, for the states in which we operate. Group health claims are self-insured up to $325,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

We believe that our policy of self-insuring a portion of our risk, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We also believe that our current insurance coverage is adequate to cover our liability risks.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. From time to time, we may experience shortages at certain locations and have been forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. As a result of higher diesel fuel costs, we implemented a fuel surcharge program in August 1999 that has remained in effect since that time and has become one of many components in the overall price for our transportation services. Our fuel surcharges are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. Our management believes that our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Diesel fuel costs, including fuel taxes, totaled 14.1% and 13.2% of revenue in 2007 and 2006, respectively.

Employees

As of December 31, 2007, we employed 11,573 individuals on a full-time basis in the following categories:

Category	Number of employees
Drivers	5,920
Platform	2,113
Fleet technicians	369
Sales	459
Salaried, clerical and other	2,712

As of December 31, 2007, we employed 2,815 linehaul drivers and 3,105 pickup and delivery drivers. All of our drivers are selected based upon driving records and experience. Each of our drivers is required to pass a drug test and have a current United States Department of Transportation (“DOT”) physical and a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers are also required to periodically take drug and alcohol tests, by random selection.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 2,349 individuals have graduated from this program, from which we have experienced an annual turnover rate of approximately 6%. We believe our driver training and qualification programs have been important factors in improving our safety record. Drivers with safe driving records are rewarded with bonuses of up to $1,000 annually. Driver safety bonuses paid during 2007 were $1,154,000.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2008 or fiscal year 2009.

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

None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. We can make no assurance that our employees will not unionize in the future, which could in turn have a material adverse effect on our operating results because:

•	some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages;

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency;

•	restrictive work rules could impair our service reputation and limit our ability to provide next-day services;

•	a strike or work stoppage would hurt our profitability and could damage customer and employee relationships; and

•	an election and bargaining process would distract our time and attention from our overall objectives and impose significant expenses.

These factors, and unionization of our workforce generally, could have a material adverse effect on our business, financial condition and results of operations.

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

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies until the employees become proficient in their jobs;

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges; and

•	growth through acquisition could require us to temporarily match existing freight rates of the acquiree’s markets, which may be lower than the rates that we would typically charge for our services.

We cannot assure that we will overcome the risks associated with our growth. If we fail to overcome those risks, we may not realize additional revenue or profits from our efforts, we may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health. We have insurance coverage with third-party insurance carriers, but self-insure a portion of the risk associated with these claims. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. In addition, insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

We may be subject to other lawsuits and claims relating to our services.

We cannot be sure that third parties will not assert claims against us with respect to existing and future services. Any litigation to determine the validity of any third party’s claims could result in significant expense and liability to us and divert the efforts of our management and other personnel, whether or not the litigation is determined in our favor or covered by insurance.

Our business is subject to general economic factors that are largely out of our control.

Economic conditions may adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. In addition, because we self-insure a substantial portion of our group health expense, increases in healthcare costs and pharmaceutical expenses can adversely affect our financial results. Our results also may be negatively affected by increases in interest rates, which can increase our borrowing costs and can negatively affect the level of economic activity by our customers and thus our freight volumes.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient financing.

Our business is highly capital intensive. Our purchases of property and equipment in 2007 and 2006 were $186,828,000 and $199,098,000, respectively. We expect our net capital expenditures for 2008 to be approximately $155,000,000 to $165,000,000. We depend on cash flow from operations, lines of credit and senior debt to finance our tractors, trailers and service centers. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, we will be forced to limit our growth and operate our trucks for longer periods of time, which could have a material adverse effect on our operating results.

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

Diesel fuel is a significant operating expense. We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers. Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future.

From time to time, we may experience shortages in the availability of diesel fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

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

We are subject to various federal, state and local environmental laws and regulations that govern, among other things, the emission and discharge of hazardous materials into the environment, the presence of hazardous materials at our properties or in our vehicles, fuel storage tanks, the transportation of certain materials and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. Environmental laws have become and are expected to continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model year 2007. Our new tractor purchases in 2008 will include engines with the after-treatment devices; however, we plan to use three different brands of these engines to evaluate which brand best meets our needs of performance and reliability. The majority of our new tractor purchases in 2007 have engines manufactured prior to 2007 without these devices, which was permitted under the regulations. These regulations have resulted in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values that will be realized from the disposition of these vehicles, could increase our costs or otherwise adversely affect our business and operations.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, safety and fitness of transportation equipment and drivers, driver hours of service and periodic financial reporting. In addition, the trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: (i) increasingly stringent environmental, occupational safety and health regulations and (ii) limits on vehicle weight and size. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of providing transportation services.

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

Earl E. Congdon, John R. Congdon and members of their respective families beneficially own approximately one-third of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from other shareholders.

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

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 23.6 acres of land. At December 31, 2007, we operated 192 service centers, of which 97 were owned and 95 were leased. We own all of our major breakbulk facilities, which are listed below with the number of doors as of December 31, 2007.

Service Center	Doors
Atlanta, Georgia	227
Rialto, California	152
Indianapolis, Indiana	223
Greensboro, North Carolina	219
Harrisburg, Pennsylvania	305
Memphis, Tennessee	169
Morristown, Tennessee	247
Dallas, Texas	146

These facilities are strategically dispersed over the states in which we operate. At December 31, 2007, the terms of our leased properties ranged from month-to-month to a lease that expires in 2021. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own thirteen non-operating properties, all of which are held for lease. Six of these properties are leased with lease terms that range from month-to-month to a lease that expires in 2011.

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

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major LTL motor carriers and large transportation companies offering LTL services (together, the “Defendants”). This complaint alleges that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints have been filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the United States District Court for the Northern District of Georgia and are now in the process of being transferred to that court. Due to the nature and status of these claims, we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any, in these matters. We believe that these allegations have no merit and intend to vigorously defend ourselves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ODFL. At February 25, 2008, there were approximately 9,400 holders of our common stock, including 148 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2007 or 2006, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2008. For information concerning restrictions on our ability to make dividend payments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Item 7 of this report and Note 3 of the Notes to the Financial Statements included in Item 8 of this report.

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$33.78	$33.65	$32.57	$25.65
Low	$24.45	$27.67	$23.82	$20.41

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$29.04	$38.59	$39.50	$34.03
Low	$24.62	$25.54	$29.20	$24.04

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2002, in (i) our Common Stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) The NASDAQ Stock Market (US) for the five-year period ended December 31, 2007:

Cumulative Total Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Old Dominion Freight Line, Inc	$100	$180	$276	$320	$286	$275
NASDAQ Trucking and Transportation Stocks	$100	$143	$184	$192	$223	$239
The NASDAQ Stock Market (US)	$100	$150	$163	$166	$183	$198

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

	For the Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2007	2006	2005	2004	2003
Operating Data:
Revenue from operations	$1,401,542	$1,279,431	$1,061,403	$824,051	$667,531
Operating expenses:
Salaries, wages and benefits	751,371	682,886	585,879	468,775	396,521
Operating supplies and expenses	238,879	204,386	158,029	100,660	72,084
General supplies and expenses	40,075	37,507	31,940	27,630	23,222
Operating taxes and licenses	50,874	46,693	38,961	31,286	26,627
Insurance and claims	33,347	33,080	28,143	26,095	17,583
Communications and utilities	15,023	14,278	12,573	11,361	10,280
Depreciation and amortization	79,863	67,634	55,897	44,823	38,210
Purchased transportation	43,889	43,933	35,005	29,443	21,389
Building and office equipment rents	11,910	11,143	9,490	7,531	7,403
Miscellaneous expenses, net	6,374	7,406	7,901	5,839	2,996

Total operating expenses	1,271,605	1,148,946	963,818	753,443	616,315

Operating income	129,937	130,485	97,585	70,608	51,216
Interest expense, net *	12,960	10,206	6,527	5,273	6,111
Other expense (income), net	1,182	936	787	748	(192)

Income before income taxes and cumulative effect of accounting change	115,795	119,343	90,271	64,587	45,297
Provision for income taxes	43,963	46,774	36,388	25,595	17,697

Income before cumulative effect of accounting change	71,832	72,569	53,883	38,992	27,600
Cumulative effect of accounting change, net	—	—	408	—	—

Net income	$71,832	$72,569	$53,475	$38,992	$27,600

Per Share Data:
Diluted earnings per share before cumulative effect of accounting change	$1.93	$1.95	$1.45	$1.06	$0.76
Diluted earnings per share	$1.93	$1.95	$1.43	$1.06	$0.76
Operating Statistics:
Operating ratio	90.7%	89.8%	90.8%	91.4%	92.3%
Revenue per hundredweight	$13.30	$13.16	$12.63	$11.61	$11.00
Revenue per intercity mile	$4.31	$4.32	$4.12	$3.76	$3.53
Intercity miles (in thousands)	325,268	296,464	257,900	219,201	189,084
Total tons (in thousands)	5,271	4,859	4,203	3,550	3,040
Total shipments (in thousands)	6,765	6,428	5,751	4,918	4,366
Average length of haul (miles)	935	934	926	937	926

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Current assets	$216,277	$256,367	$150,213	$122,537	$97,055
Current liabilities	127,723	121,546	111,028	93,820	74,017
Total assets	981,048	892,193	641,648	504,733	430,244
Long-term debt (including current maturities)	263,754	274,582	128,956	79,454	97,426
Shareholders’ equity	489,452	417,620	345,051	291,528	232,541

*	For the purpose of this table, interest expense is presented net of interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading non-union national less-than-truckload (“LTL”) motor carrier providing multi-regional service among six regions in the United States and next-day and second-day service within these regions. Historically, over 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy.

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

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, P&D stops per hour and P&D shipments per hour. We believe continued improvement in density and a focus on individual account profitability are key components in our ability to sustain profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2007	2006	2005
Revenue from operations	100.0%	100.0%	100.0%

Salaries, wages and benefits	53.6	53.4	55.2
Operating supplies and expenses	17.0	16.0	14.9
General supplies and expenses	2.9	2.9	3.0
Operating taxes and licenses	3.6	3.6	3.7
Insurance and claims	2.4	2.6	2.6
Communication and utilities	1.1	1.1	1.2
Depreciation and amortization	5.7	5.3	5.3
Purchased transportation	3.1	3.4	3.3
Building and office equipment rents	0.8	0.9	0.9
Miscellaneous expenses, net	0.5	0.6	0.7

Total operating expenses	90.7	89.8	90.8

Operating income	9.3	10.2	9.2
Interest expense, net *	0.9	0.8	0.6
Other expense, net	0.1	0.1	0.1

Income before income taxes and cumulative effect of accounting change	8.3	9.3	8.5
Provision for income taxes	3.2	3.6	3.4

Income before cumulative effect of accounting change	5.1%	5.7%	5.1%

*	For the purpose of this table, interest expense is presented net of interest income.

2007 Compared to 2006

Key financial and operating metrics for 2007 and 2006 are presented below:

	2007	2006	Change	% Change
Revenue (in thousands)	$1,401,542	$1,279,431	$122,111	9.5%
Operating ratio	90.7%	89.8%	0.9%	1.0%
Net income (in thousands)	$71,832	$72,569	$(737)	(1.0)%
Diluted earnings per share	$1.93	$1.95	$(0.02)	(1.0)%
Tonnage (in thousands)	5,271	4,859	412	8.5%
Shipments (in thousands)	6,765	6,428	337	5.2%
Revenue per hundredweight	$13.30	$13.16	$0.14	1.1%
Weight per shipment (lbs.)	1,558	1,512	46	3.0%
Average length of haul (miles)	935	934	1	0.1%
Revenue per shipment	$207.24	$199.03	$8.21	4.1%

Our 2007 financial results are reflective of a difficult operating environment that became increasingly competitive in terms of pricing throughout the year. Despite the general weakness in the domestic economy and resulting competitive pricing environment, we were able to increase revenue by 9.5% to $1,401,542,000 in 2007 and increase our total tonnage shipped by 8.5%. These accomplishments are the result of the consistent execution of our business strategies in the LTL marketplace, which has resulted in increased market share. We also maintained our revenue focus on increasing density, which resulted in producing over 95% of our revenue from service centers open for more than one year and an overall increase in average revenue per service center of 2.5%. Despite our growth in revenue and tonnage during the year, we were unable to increase our pricing sufficiently to overcome increased operating costs, particularly with respect to the increased cost of diesel fuel.

As a result, net income decreased 1.0% to $71,832,000 in 2007 and our operating ratio increased to 90.7% from 89.8% in 2006. Nevertheless, our slightly higher operating ratio in 2007 is the second best we have achieved since becoming a public company in 1991 and reflects our continued focus on managing costs during a period of slower growth and continued gains in efficiency throughout our operations.

Our revenue growth in 2007 was the result of a 5.2% growth in shipments and a 4.1% increase in revenue per shipment. The increase in revenue per shipment consists of increases in both weight per shipment and revenue per hundredweight of 3.0% and 1.1%, respectively, from 2006. Our tonnage increased 8.5% over 2006 from the combination of increases in shipments and weight per shipment. We believe our growth is attributable to our ability to offer a one-source solution for shippers’ regional and inter-regional needs by providing these services through one company, in contrast to many of our principal competitors. Additionally, the expansion of our geographic footprint, as well as increased full-state coverage, has positioned us to become a better shipping alternative for more and more shippers. The increase in weight per shipment in 2007, despite the current economic environment, is indicative of our success in gaining market share with larger national shippers.

While most of our revenue growth is derived from service centers open for more than one year, the expansion of our service center network and improvement in our service capabilities should provide a platform for future growth. We increased the total number of service centers in our network to 192 at December 31, 2007 from 182 at December 31, 2006. Revenue growth from geographic expansion typically results in additional freight moving through our existing service center network, which helps to offset lower profit margins that typically accompany new service center openings.

Revenue per hundredweight increased 1.1% to $13.30 from $13.16 in 2006 and includes the impact of the general rate increase on our base rates and minimum charges for certain tariffs we implemented on March 26, 2007. Our revenue per hundredweight in 2007 was negatively impacted by a competitive pricing environment that progressively worsened in the second half of the year and an increase in weight per shipment. As a result of a general slowdown in the domestic economy and a reduction in freight shipped, many carriers in our industry reduced their prices to increase or maintain tonnage and shipment volumes. While we increased the volume of freight moving through our service center network, we followed our basic pricing philosophy of evaluating each individual account for profitability in an effort to maintain rational pricing for our services. We implemented a general rate increase effective February 11, 2008 and plan to maintain our disciplined pricing approach in 2008; however, a prolonged slowdown in the domestic economy or recession may lead to additional pressure on our pricing metrics and negatively impact our net income and margins.

Fuel surcharge revenue increased to 12.4% of revenue from 11.9% in 2006. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved such that the fuel surcharge is one of many components in the overall price for our transportation services. We continuously monitor the components of our pricing, including fuel surcharges, to minimize any negative impact to our profitability that would likely result from a rapid and significant change in diesel fuel prices.

Salaries, wages and benefits increased to 53.6% of revenue in 2007 from 53.4% in 2006. Driver wages increased to 22.1% of revenue from 21.7% in 2006 and employee benefit costs increased to 11.9% of revenue from 11.5% in 2006, primarily due to higher group health costs and increased costs for our employee paid time off plans. These increases were partially offset by decreased wages for salaried and clerical employees, primarily due to a reduction in bonuses. Bonus payments are generally based on multiple factors including growth in revenue, on-time service and/or income before taxes. Our revenue increased 9.5% in 2007 as compared to 20.5% in 2006 and net income decreased slightly.

While our driver wages increased as a percent of revenue, we were able to utilize our own equipment and labor to decrease our reliance on purchased transportation services from other motor carriers and railroads to 3.1% of revenue from 3.4% in 2006. These services are primarily utilized when there are capacity restraints or imbalances in freight flow within our service center network or when it is economically beneficial. In addition to the increased use of our workforce for linehaul services, we provided annual pay increases to our driver workforce in September 2006 and 2007, which we seek to recover through increases in the pricing for our services and productivity improvements in our linehaul and P&D operations. We realized productivity improvements in 2007, as our linehaul load factor improved 2.0%, P&D stops per hour improved 2.8% and P&D shipments per hour improved 2.4%. Our P&D operations continue to benefit from the additional density caused by growth in tonnage, the efficiencies in our route planning through the use of our P&D route optimization software and the use of our driver handheld computers. Despite these productivity gains, our price increases were not sufficient in overcoming our wage increases and the decrease in purchased transportation.

Operating supplies and expenses increased to 17.0% of revenue in 2007 from 16.0% in 2006. This increase is primarily due to an increase in diesel fuel costs, excluding fuel taxes, which increased to 11.5% of revenue from 10.7% in 2006. The increase in these costs is a result of a 7.4% increase in the average price per gallon of diesel fuel and an 8.8% increase in consumption. The consumption increase also resulted in an increase in our fuel taxes, which primarily accounts for the change in our “operating taxes and licenses”. We currently do not use diesel fuel hedging instruments and are thus subject to market price fluctuations.

We made significant investments in revenue equipment and real estate in 2007 to increase the capacity of our fleet and support our planned growth in shipments. As a result of these investments, as well as lower shipment growth than originally forecasted for 2007, depreciation and amortization increased to 5.7% of revenue in 2007 from 5.3% in 2006.

Interest expense, net of interest income, increased to $12,960,000 for 2007 from $10,206,000 for 2006. This increase is primarily due to an increased average balance outstanding on our long-term debt resulting from the two separate issuances of privately-placed senior notes under the Note Purchase Agreement entered into on April 25, 2006. In addition, interest income decreased $731,000 in 2007 due to a decline in the average balance of cash equivalents and short-term investments. The effective average tax-equivalent yield, excluding state-tax benefits, on our short-term investments was 6.32% and 5.68% for 2007 and 2006, respectively.

Our effective tax rate for 2007 was 38.0% compared to 39.2% in 2006. The decrease in our effective tax rate is due primarily to the impact of alternative fuel tax credits for the use of propane in our operations that we became eligible for in 2007 and, to a lesser extent, the resolution of various state tax matters in the first quarter of 2007 that decreased our liability for unrecognized tax benefits. The alternative fuel tax credits expire in September 2009 and, therefore, we expect will continue to favorably impact our effective tax rate until expiration. Our effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items.

2006 Compared to 2005

Key financial and operating metrics for 2006 and 2005 are presented below:

	2006	2005	Change	% Change
Revenue (in thousands)	$1,279,431	$1,061,403	$218,028	20.5%
Operating ratio	89.8%	90.8%	(1.0)%	(1.1)%
Net income (in thousands)	$72,569	$53,475	$19,094	35.7%
Diluted earnings per share	$1.95	$1.43	$0.52	36.4%
Tonnage (in thousands)	4,859	4,203	656	15.6%
Shipments (in thousands)	6,428	5,751	677	11.8%
Revenue per hundredweight	$13.16	$12.63	$0.53	4.2%
Weight per shipment (lbs.)	1,512	1,462	50	3.4%
Average length of haul (miles)	934	926	8	0.9%
Revenue per shipment	$199.03	$184.61	$14.42	7.8%

In 2006 and for the third consecutive year, we produced revenue growth in excess of 20% and growth in diluted earnings per share in excess of 30%. We maintained our revenue focus on increasing density, which resulted in producing over 90% of our revenue from service centers open for more than one year and a 3.7% increase in average revenue per service center. The operating leverage we generated resulted in continued improvement in our operating ratio to 89.8%, which was the first time we operated below 90.0% as a public company and was our fifth consecutive year of improvement.

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

Revenue per hundredweight increased 4.2% to $13.16 from $12.63 in 2005. This pricing improvement reflected the general rate increase on our base rates and minimum charges for certain tariffs, effective April 17, 2006, and occurred despite the increase in weight per shipment, which generally has the effect of reducing revenue per hundredweight. This pricing improvement demonstrated a stable economy and pricing environment throughout most of 2006 and our ability to maintain pricing discipline while increasing the volume of freight moving through our service center network. We experienced a decline in the fourth quarter of 2006 in weight per shipment and a slowdown in our tonnage growth, which are consistent with market indicators of a slowing economy and the reported results of others in our industry. If these trends continue, pricing pressures could become more prevalent in the marketplace and our growth in revenue and net income could slow in comparison to the historical annual growth rates.

Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved such that the fuel surcharge is one of many components in the overall price for our transportation services. Because of average higher diesel fuel prices in 2006 and the evolution of our freight pricing strategy, the fuel surcharge increased to 11.9% of revenue in 2006 from 10.3% in 2005.

Much of the overall improvement in our operating ratio was achieved by the improvement in salaries, wages and benefits as a percent of revenue, which decreased to 53.4% of revenue in 2006 from 55.2% of revenue in 2005. This improvement primarily resulted from a decrease in benefit costs to 11.5% of revenue in 2006 from 12.4% in 2005. Workers compensation expenses decreased 1.2%, as a percent of revenue, from 2005, as a result of favorable claims experience and a favorable adjustment to our reserve for unpaid claims following the results of an annual third-party analysis of this reserve in the fourth quarter of 2006. These improvements were somewhat offset by a 0.3% increase, as a percent of revenue, in benefit costs resulting from enhancements to our vacation policy and additional costs to provide group health benefits to our employees.

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

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, short-term investments and available borrowings under the senior unsecured revolving credit agreement dated August 10, 2006. We also have the ability to issue senior notes to provide another source of liquidity, if needed. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements in 2007, we purchased property and equipment of $186,828,000 and paid $20,431,000 to acquire certain business assets from Priority Freight Lines, Inc. and Bullocks Express Transportation, Inc. Cash flows from operations and proceeds from the sale of property and equipment funded approximately 79% of these expenditures. At December 31, 2007, short-term investments decreased to $24,375,000 from $85,160,000 at December 31, 2006. We utilized net proceeds of $60,785,000 from the sale of investment securities during 2007 in part for the capital expenditures not funded by cash flows from operations.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $155,000,000 to $165,000,000 for the year ending December 31, 2008. Of our capital expenditures, approximately $100,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $40,000,000 is allocated for the purchase of tractors and trailers; and approximately $10,000,000 is allocated for investments in technology. We estimate that our capital expenditures in 2008 for revenue equipment will be lower than 2007 as we believe the current capacity of our fleet can meet our anticipated growth in 2008 and expenditures should be primarily limited to replacement equipment. We plan to fund these capital expenditures primarily through cash flows from operations and the liquidation of our short-term investments. For information concerning the risks related to our short-term investments, see “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of this report.

The table below sets forth our net capital expenditures for property and equipment, including those obtained through acquisition of business assets and capital leases, for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Land and structures	$72,286	$82,011	$33,157
Tractors	52,807	59,759	50,457
Trailers	43,793	49,209	52,949
Technology	9,582	10,265	9,518
Other	21,955	12,878	9,710
Proceeds from sale	(5,228)	(5,626)	(5,221)

Total	$195,195	$208,496	$150,570

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2007 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2007, there was no outstanding balance on the line of credit facility and there was $51,717,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit Agreement in 2007. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

We have four unsecured senior note agreements outstanding totaling $261,500,000 at December 31, 2007. These notes call for periodic principal payments with maturities ranging from 2008 to 2016, of which $11,500,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 6.93%. The effective average interest rate on our outstanding senior note agreements was 5.56% and 5.62% at December 31, 2007 and 2006, respectively.

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

Our senior notes and Credit Agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at December 31, 2007, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2007 or 2006.

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

The following table summarizes our significant contractual obligations as of December 31, 2007:

	Payments due by period (in thousands)
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, exclusive of interest	$261,651	$11,651	$46,429	$71,429	$132,142
Capital lease obligations, exclusive of interest	2,103	542	1,561	—	—
Operating lease obligations	54,885	16,924	14,972	9,739	13,250
Purchase obligations	1,691	1,691	—	—	—

Total	$320,330	$30,808	$62,962	$81,168	$145,392

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $261,500,000; capital lease obligations for computer equipment; operating leases primarily consisting of real estate leases; and purchase obligations relating to the remaining revenue equipment expected to be purchased under the definitive agreement to purchase select assets from Bullocks Express Transportation Inc., assuming that we are provided title to such equipment and the equipment is determined to be roadworthy. Please refer to the information regarding interest rates in this section above and also in Note 3 of the Notes to the Financial Statements included in Item 8 of this report.

Critical Accounting Policies

In preparing our financial statements, we apply the following critical accounting policies that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses. These critical accounting policies are further described in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

Revenue Recognition – We recognize revenue based upon when our transportation services have been completed in accordance with the bill of lading contract, our general tariff provisions or contractual agreements with our customers. Generally, this occurs when we complete the delivery of a shipment. For transportation services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly.

Allowances for Uncollectible Accounts and Revenue Adjustments – We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. Actual write-offs could differ from our allowance estimate as a result of several factors including changes in the overall economic environment or factors and risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts so as to reflect the most recent trends and factors.

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

Claims and Insurance Accruals – Claims and insurance accruals reflect the estimated undiscounted cost of claims for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost-efficient balance between self-insurance and excess coverage.

In establishing accruals for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, changes in the severity of previously-reported claims, significant changes in the medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods.

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

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families, is primarily engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

For the years ended December 31, 2007, 2006 and 2005, we charged Leasing $4,000, $3,000 and $1,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 in 2005. Leasing terminated this rental agreement effective June 30, 2005.

We purchased $257,000, $186,000 and $237,000 of maintenance and other services from Leasing in 2007, 2006 and 2005, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $588,000, $519,000 and $33,000 for leased equipment in 2007, 2006 and 2005, respectively. The leased equipment was primarily utilized by our customers, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We believe these leasing agreements are at arm’s length, and we received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2,258,000 and $2,100,000 at December 31, 2007 and 2006, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,584,000 in net death benefits due to the Company at December 31, 2007, of which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all of the related person transactions described above in accordance with the Company’s Related Person Transactions Policy.

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

We are exposed to interest rate and market risk related to our short-term investments, which includes variable rate demand obligations and auction rate securities. However, we invest in high quality investment grade securities with interest reset periods generally between 1 to 35 days. A 100 basis point decrease in the average interest rate on our short-term investments would have no material effect on our operating results. At December 31, 2007, our balance of short-term investments was $24,375,000, of which $20,375,000 was rated AAA and/or Aaa by Standard and Poors (“S&P”) and Moody’s, respectively. The remaining $4,000,000 was rated AA+ by S&P. Due to recent negative publicity surrounding the auction rate security market, the Company reduced its exposure to this type of investment to $4,500,000 at February 28, 2008, without a realized gain or loss, and invested its excess cash in money market funds that are included in cash and equivalents. We do not believe any of the remaining balance of auction rate securities are impaired due to quality of the underlying securities, and we have the intent and ability to hold these securities until they reset in the event of an auction failure.

We are exposed to market risk for equity investments relating to Company owned life insurance contracts on certain employees. At December 31, 2007, the cash value for variable life insurance contracts was $8,162,000 of the total $13,295,000 of cash values for all life insurance contracts included on our balance sheet in “Other assets”. Variable life insurance contracts expose the Company to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have an $816,200 impact on our operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,328	$2,564
Short-term investments	24,375	85,160
Customer receivables, less allowances of $12,122 and $10,677, respectively	151,627	141,087
Other receivables	6,534	3,904
Prepaid expenses	13,449	11,332
Deferred income taxes	13,964	12,320

Total current assets	216,277	256,367
Property and equipment:
Revenue equipment	577,385	494,046
Land and structures	377,557	308,537
Other fixed assets	129,174	111,854
Leasehold improvements	2,508	2,045

Total property and equipment	1,086,624	916,482
Less accumulated depreciation	(365,174)	(308,894)

Net property and equipment	721,450	607,588
Intangible assets, net	23,518	16,772
Other assets	19,803	11,466

Total assets	$981,048	$892,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,341	$37,686
Compensation and benefits	38,710	35,649
Claims and insurance accruals	30,255	23,871
Other accrued liabilities	13,224	11,643
Current maturities of long-term debt	12,193	12,697

Total current liabilities	127,723	121,546
Long-term debt	251,561	261,885
Other non-current liabilities	50,000	39,027
Deferred income taxes	62,312	52,115

Total long-term liabilities	363,873	353,027

Total liabilities	491,596	474,573

Shareholders’ equity:
Common stock – $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at December 31, 2007 and 2006	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	394,831	322,999

Total shareholders’ equity	489,452	417,620
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$981,048	$892,193

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2007	2006	2005
Revenue from operations	$1,401,542	$1,279,431	$1,061,403
Operating expenses:
Salaries, wages and benefits	751,371	682,886	585,879
Operating supplies and expenses	238,879	204,386	158,029
General supplies and expenses	40,075	37,507	31,940
Operating taxes and licenses	50,874	46,693	38,961
Insurance and claims	33,347	33,080	28,143
Communications and utilities	15,023	14,278	12,573
Depreciation and amortization	79,863	67,634	55,897
Purchased transportation	43,889	43,933	35,005
Building and office equipment rents	11,910	11,143	9,490
Miscellaneous expenses, net	6,374	7,406	7,901

Total operating expenses	1,271,605	1,148,946	963,818

Operating income	129,937	130,485	97,585
Non-operating expense (income):
Interest expense	14,466	12,443	6,683
Interest income	(1,506)	(2,237)	(156)
Other expense, net	1,182	936	787

Total non-operating expense	14,142	11,142	7,314

Income before income taxes and cumulative effect of accounting change	115,795	119,343	90,271
Provision for income taxes	43,963	46,774	36,388

Income before cumulative effect of accounting change	71,832	72,569	53,883
Cumulative effect of accounting change (net of income tax effect of $272)	—	—	408

Net income	$71,832	$72,569	$53,475

Basic earnings per share before cumulative effect of accounting change	$1.93	$1.95	$1.45
Cumulative effect of accounting change	—	—	(0.02)

Basic earnings per share	$1.93	$1.95	$1.43

Diluted earnings per share before cumulative effect of accounting change	$1.93	$1.95	$1.45
Cumulative effect of accounting change	—	—	(0.02)

Diluted earnings per share	$1.93	$1.95	$1.43

Weighted average shares outstanding:
Basic	37,284,675	37,284,675	37,272,892
Diluted	37,284,675	37,284,675	37,276,322

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2004	37,268	$3,726	$90,847	$196,955	$291,528
Net income	—	—	—	53,475	53,475
Exercise of common stock options	17	2	48	—	50
Other	—	—	(2)	—	(2)

Balance as of December 31, 2005	37,285	3,728	90,893	250,430	345,051
Net income	—	—	—	72,569	72,569

Balance as of December 31, 2006	37,285	3,728	90,893	322,999	417,620
Net income	—	—	—	71,832	71,832

Balance as of December 31, 2007	37,285	$3,728	$90,893	$394,831	$489,452

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$71,832	$72,569	$53,475
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	408
Depreciation and amortization	79,863	67,634	55,897
(Gain) loss on sale of property and equipment	(1,761)	(245)	1,108
Deferred income taxes	8,553	7,703	(2,350)
Other, net	—	—	759
Changes in assets and liabilities, net of acquisition effects:
Customer and other receivables, net	(11,687)	(15,573)	(20,769)
Prepaid expenses and other assets	(6,622)	(486)	(5,338)
Accounts payable	(4,345)	6,719	5,662
Compensation, benefits and other accrued liabilities	4,546	10,967	8,416
Claims and insurance accruals	11,568	4,755	12,763
Income taxes payable	—	(4,078)	2,704
Other liabilities	5,789	4,645	887

Net cash provided by operating activities	157,736	154,610	113,622

Cash flows from investing activities:
Purchase of property and equipment	(186,828)	(199,098)	(142,596)
Proceeds from sale of property and equipment	5,228	5,626	5,221
Purchase of short-term investment securities	(160,675)	(302,346)	—
Proceeds from sale of short-term investment securities	221,460	217,186	—
Acquisition of business assets	(20,431)	(19,414)	(23,113)

Net cash used in investing activities	(141,246)	(298,046)	(160,488)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	175,000	75,772
Principal payments under long-term debt agreements	(12,726)	(17,901)	(22,399)
Net payments on revolving line of credit	—	(11,473)	(5,860)
Other financing activities, net	—	(612)	(403)

Net cash (used in) provided by financing activities	(12,726)	145,014	47,110

Increase in cash and cash equivalents	3,764	1,578	244
Cash and cash equivalents at beginning of year	2,564	986	742

Cash and cash equivalents at end of year	$6,328	$2,564	$986

Income taxes paid	$38,535	$45,462	$35,844
Interest paid	$15,749	$11,875	$6,450
Capitalized interest	$1,324	$773	$518

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$1,898	$—	$1,989
Fair value of property exchanged	$5,374	$—	$1,650

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a less-than-truckload multi-regional motor carrier providing one-to-five day service among six regions in the United States and next-day and second-day service within these regions. At December 31, 2007, we provided 100% full-state coverage to 38 of the 47 states that we served directly within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. Through marketing and carrier relationships, Old Dominion Freight Line, Inc. also provided service to and from the remaining states as well as international services around the globe.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of customer receivables and short-term investments. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. We invest in high quality investment grade securities, in accordance with our investment policy, with interest reset periods generally between 1 to 35 days to minimize credit risk. Interest rates on auction-rate securities reset based on an auction bid process that resets the interest rate of the security. An auction can fail when there is insufficient demand for a security; however, a failed auction by itself does not indicate an increased credit risk with the underlying security. At December 31, 2007, our balance of short-term investments was $24,375,000, of which $20,375,000 was rated AAA and/or Aaa by Standard and Poors (“S&P”) and Moody’s, respectively. The remaining $4,000,000 was rated AA+ by S&P.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

Short-term Investments

Short-term investments are classified as available-for-sale and reported on the balance sheets at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities. The cost of securities sold is based on the specific identification method and unrealized gains and losses, if any, are reported net of tax in accumulated other comprehensive income. There were no unrealized gains or losses as of December 31, 2007 or 2006. Interest income related to these investments is included in “Interest income” on the statements of operations.

Tires on Equipment

Prior to 2005, the cost of original and replacement tires mounted on equipment was reported as a current asset in tires on equipment, and amortized based on usage determined by periodic samplings of tread depth. In the fourth quarter of 2005, we changed our policy for accounting for tires and began capitalizing the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost of such equipment. Under the new policy, subsequent replacement tires are expensed at the time those tires are placed in service similar to other repairs and maintenance costs. We believe that this new method provides a more precise and less subjective method to account for tires on equipment due to our growth and geographic expansion and is consistent with industry practice. The cumulative effect of the change as of January 1, 2005 was a $408,000 decrease to net income (net of tax benefit of $272,000) or $0.02 per diluted share.

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

Depreciation expense, which includes the amortization of capital leases, was $79,370,000, $67,254,000 and $55,667,000 for 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill, which is the excess cost over the fair value of assets acquired, and other intangible assets. Other intangible assets include the value of acquired customer lists and related noncompete agreements and are amortized on a straight-line basis over their estimated useful lives, none of which exceeds ten years. Other intangible assets, net of accumulated amortization, were $4,977,000 and $3,220,000 at December 31, 2007 and 2006, respectively. Amortization expense was $493,000, $380,000 and $230,000 for 2007, 2006 and 2005, respectively.

SFAS No. 142, Goodwill and Other Intangible Assets, requires impairment testing on an annual measurement date unless circumstances dictate more frequent assessments. The initial step in testing for goodwill impairment is to compare the fair value of each reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the potential that impairment of goodwill exists, a second test is required to determine the amount of impairment. We completed the required annual analysis of our goodwill on our annual measurement date of October 1, 2007, and determined that there was no impairment of goodwill.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

which are primarily based on historical claims development experience. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

We reserved $63,754,000 and $52,186,000 at December 31, 2007 and 2006, respectively, for self-insured claims and insurance reserves on our Balance Sheets. The long-term portions of those reserves were $33,499,000 and $28,315,000 for 2007 and 2006, respectively, which were included in “Other non-current liabilities”.

Advertising

The costs of advertising our services are expensed as incurred. Advertising costs charged to expense amounted to $2,866,000, $2,831,000 and $2,245,000 for 2007, 2006 and 2005, respectively.

Fair Values of Financial Instruments

At December 31, 2007 and 2006, the carrying values of financial instruments such as cash and cash equivalents, customer and other receivables and trade payables approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company owned life insurance contracts is included in “Other assets” and totaled $13,295,000 and $9,074,000 at December 31, 2007 and 2006, respectively, which approximates the fair value as determined by quoted market prices. Long-term debt approximated its fair value and is based on quoted market prices for debt of the same remaining maturity and other characteristics or discounted cash flows, as appropriate.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period. There were no remaining unexercised employee stock options at December 31, 2005 and the effect of dilutive employee stock options in Note 8 is immaterial to the calculation of diluted earnings per share for 2005.

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

Share-Based Compensation

Effective January 1, 2006 Old Dominion adopted SFAS No. 123(R), Share-Based Payment. This Statement, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We consider the liability for the phantom shares awarded under the Old Dominion Freight Line, Inc. Phantom Stock Plan to be immaterial and have no remaining unexercisable employee stock options. See Note 8 for further discussion of our share-based compensation arrangements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. This standard expands information about the extent to which the Company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. It does not expand on the use of fair value in any new circumstances. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FASB Staff Position No. 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits the Company to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will become effective January 1, 2008 and the Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that the Company provides in its financial reports about a business combination and its effects. SFAS No. 141R established principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, and the Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by (i) clarifying the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests, and (ii) establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective January 1, 2009 and the Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

Note 2. Short-term Investments

Short-term investments consist of auction-rate securities and variable rate demand obligations, both of which are securities with an underlying component of a long-term debt instrument. At December 31, 2007 and 2006, the underlying instruments were debt securities issued by states of the United States and/or local municipal

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

authorities in those states. Interest rates on auction-rate securities reset on a shorter term than the underlying instrument based on an auction bid process that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 35 days of the purchase. An auction can fail when there is insufficient demand for a security. In the event that an auction fails, the interest rates reset at a rate based on a formula determined by the individual security, which is generally higher than current market rates, until the next auction date. Variable rate demand obligations have a coupon rate that is generally reset daily or weekly, and the Company has the option to put the security back to the trustee or tender agent at par on any business day with proceeds received either the same day or in seven days, depending on the mode of reset. Short-term investments are classified as current assets due to these rate-setting mechanisms and the ability to liquidate.

The Company’s short-term investments are classified as available-for-sale and are reported in the balance sheets at fair value. There were no unrealized gains or losses at December 31, 2007 or 2006.

We sold $221,460,000 and $217,186,000 of short-term investments during the years ended December 31, 2007 and 2006, respectively, with no realized gains or losses. The interest earned from these investments is exempt from federal taxes, as well as state taxes in the state of the underlying debt instrument.

The carrying values of our short-term investments by ultimate contractual maturity of the underlying instruments at December 31, 2007 are shown below. Actual maturities may differ from the contractual maturities because the issuers of the securities may have the right to prepay obligations.

(In thousands)
Due within 1 year	$—
Due after 1 year through 5 years	—
Due after 5 years through 10 years	—
Due after 10 years	24,375

$24,375

Note 3. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2007	2006
Senior notes	$261,500	$273,000
Revolving credit facility	—	—
Capitalized lease obligations	2,103	1,156
Other obligations	151	426

Total long-term debt	263,754	274,582
Less current maturities	12,193	12,697

Total maturities due after one year	$251,561	$261,885

We have four unsecured senior note agreements outstanding totaling $261,500,000 at December 31, 2007. These notes call for periodic principal payments with maturities ranging from 2008 to 2016, of which $11,500,000 is due in the next twelve months. Interest rates on these notes are fixed and range from 4.68% to 6.93%. The effective average interest rate on our outstanding senior note agreements was 5.56% and 5.62% at December 31, 2007 and 2006, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

We entered into a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement (the “Credit Agreement”), dated August 10, 2006, with Wachovia Bank, National Association serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the existing $110,000,000 senior unsecured revolving credit facility dated September 22, 2005, as amended. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.5% per annum (the “Base Rate”); (b) LIBOR (one, two, three or six months) plus an applicable margin (the “Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (the “LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2007 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2007, there was no outstanding balance on the line of credit facility and there was $51,717,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit Agreement in 2007. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

Our senior notes and Credit Agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at December 31, 2007, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2007 or 2006.

Capitalized lease obligations are collateralized by property and equipment with a book value of $2,025,000 at December 31, 2007.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, aggregate maturities of long-term debt are as follows:

(In thousands)
2008	$12,193
2009	11,479
2010	36,511
2011	35,714
2012	35,714
Thereafter	132,143

$263,754

Note 4. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 95 of our 192 service center locations at December 31, 2007.

Certain operating leases provide for renewal options. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases, including those for revenue equipment, and, therefore, have no such liability recorded on our balance sheet.

The assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2007	2006
Information systems	$2,986	$6,632
Less accumulated amortization	(961)	(5,210)

	$2,025	$1,422

Future minimum annual lease payments as of December 31, 2007, are as follows:

(In thousands)	Capital leases	Operating leases	Total
2008	$624	$16,924	$17,548
2009	814	8,763	9,577
2010	815	6,209	7,024
2011	—	7,134	7,134
2012	—	2,605	2,605
Thereafter	—	13,250	13,250

Total minimum lease payments	2,253	$54,885	$57,138

Less amount representing interest	(150)

Present value of capitalized lease obligations	$2,103

Aggregate expense under operating leases approximated $18,400,000, $16,556,000 and $14,164,000 for 2007, 2006 and 2005, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 5. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2007	2006	2005
Current:
Federal	$30,108	$33,401	$33,771
State	5,302	5,670	4,967

	35,410	39,071	38,738
Deferred:
Federal	7,096	6,310	(2,459)
State	1,457	1,393	109

	8,553	7,703	(2,350)

Total provision for income taxes	$43,963	$46,774	$36,388

The following is a reconciliation of the statutory federal income tax rates with our effective income tax rates for 2007, 2006 and 2005:

	Year ended December 31,
(In thousands)	2007	2006	2005
Tax provision at statutory rate on income before income taxes and cumulative effect of accounting change	$40,528	$41,770	$31,595
State income taxes, net of federal benefit	4,369	4,734	3,459
Meals and entertainment disallowance	822	708	597
Tax credits	(1,172)	(41)	(12)
Other, net	(584)	(397)	749

Total provision for income taxes	$43,963	$46,774	$36,388

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2007	2006
Deferred tax assets:
Claims and insurance reserves	$24,867	$23,225
Allowance for doubtful accounts	4,065	3,540
Accrued vacation	7,108	6,112
Other	7,116	5,098

	43,156	37,975
Deferred tax liabilities:
Depreciation	(81,989)	(67,649)
Unrecognized revenue	(5,810)	(6,003)
Employee benefits	(2,158)	(2,870)
Other	(1,547)	(1,248)

	(91,504)	(77,770)

Net deferred tax liability	$(48,348)	$(39,795)

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The net current asset and noncurrent liability consist of the following:

	December 31,
(In thousands)	2007	2006
Current deferred tax asset	$13,964	$12,320
Noncurrent deferred tax liability	(62,312)	(52,115)

Net deferred tax liability	$(48,348)	$(39,795)

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarified the accounting for uncertainty on income tax positions in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 without a material impact on our financial position, results of operations or cash flows and no cumulative effect adjustment was required.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Unrecognized tax benefits balance at January 1, 2007	$594
Increases for tax positions of current period	42
Decreases resulting from settlements of prior periods	(361)

Unrecognized tax benefits balance at December 31, 2007	$275

We are subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax year 2005 through the current period of 2007. We remain open to examination by substantially all of our state tax jurisdictions for tax year 2004 through the current period of 2007.

Changes in our liability for unrecognized tax benefits could affect our effective tax rate if recognized, but we do not expect any material changes within the next twelve months. Interest and penalties related to uncertain income tax positions are recorded in our “Provision for Income Taxes”.

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

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families, is primarily engaged in the business of

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

For the years ended December 31, 2007, 2006 and 2005, we charged Leasing $4,000, $3,000 and $1,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. On March 15, 2003, we entered into an agreement to sublease a vehicle maintenance facility in South Bend, Indiana, to Leasing for which we charged $6,000 in 2005. Leasing terminated this rental agreement effective June 30, 2005.

We purchased $257,000, $186,000 and $237,000 of maintenance and other services from Leasing in 2007, 2006 and 2005, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $588,000, $519,000 and $33,000 for leased equipment in 2007, 2006 and 2005, respectively. The leased equipment was primarily utilized by our customers, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We believe these leasing agreements are at arm’s length, and we received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2,258,000 and $2,100,000 at December 31, 2007 and 2006, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,584,000 in net death benefits due to the Company at December 31, 2007, of which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

Note 7. Employee Retirement Plan Contribution Expense

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of income before cumulative effect of accounting change. Company contributions for 2007, 2006 and 2005 were $7,183,000, $7,257,000 and $5,388,000, respectively.

Note 8. Share-Based Compensation

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). The maximum number of shares of phantom stock available for awards to eligible employees under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting and subsequent grants have been awarded annually thereafter. Shares awarded under the Phantom Stock Plan are accounted for as a liability under SFAS No. 123(R), which totaled $635,000 and $241,000 at December 31, 2007 and 2006.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

A summary of the changes in the number of phantom stock shares during the year ended December 31, 2007 is provided below.

Number of Shares
Balance at December 31, 2006	26,845
Granted	37,007

Balance at December 31, 2007	63,852

In 1991, our Board of Directors and shareholders adopted the 1991 Employee Stock Option Plan (“Plan”) under which 843,750 shares of common stock, as adjusted for stock splits, were reserved for stock option grants to certain officers and employees. All options granted under the Plan were incentive stock options. The Plan called for options to be granted at prices not less than the fair market value on the date the option was granted, which means the closing price of a share of common stock as reported on the NASDAQ Global Select Market (formerly known as the NASDAQ National Market) on such day or the preceding day if the shares were not traded in the NASDAQ system on the grant date. On the date the option was granted, the Stock Option Plan Committee of the Board of Directors determined the period during which the option could be exercised; however, under the terms of the Plan, the option period could not extend more than ten years from the date on which the option was granted. Options could not be granted under the Plan after August 31, 2001 and the last remaining options were exercised in 2005. A summary of the changes in the number of common shares subject to option during the year ended December 31, 2005 is provided below. Shares and per share amounts have been restated for the three-for-two stock splits that occurred in 2005.

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

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major less-than-truckload (“LTL”) motor carriers and large transportation companies offering LTL services (together, the “Defendants”). This complaint alleges that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints have been filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the United States District Court for the

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Northern District of Georgia and are now in the process of being transferred to that court. Due to the nature and status of these claims, we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any, in these matters. We believe that these allegations have no merit and intend to vigorously defend ourselves.

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2007 and 2006 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2007
Revenue (1)	$319,942	$359,617	$363,298	$358,685	$1,401,542
Operating income	25,044	40,650	34,017	30,226	129,937
Net income	13,571	22,539	20,010	15,712	71,832
Net income per share:
Basic and diluted (2)	0.36	0.60	0.54	0.42	1.93

2006
Revenue	$291,631	$330,812	$337,569	$319,419	$1,279,431
Operating income	23,582	38,602	36,676	31,625	130,485
Net income	13,020	21,605	20,103	17,841	72,569
Net income per share:
Basic and diluted	0.35	0.58	0.54	0.48	1.95

(1)	Our results for the second quarter of 2007 reflect a non-recurring item for the final resolution of a pricing issue under a contract with a single customer, which resulted in the recognition of an aggregate of $2 million in revenue, or $0.03 per diluted share.
(2)	Due to rounding, the sum of the quarterly per share amounts does not agree to the year-to-date total.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, in 2007 the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109 and changed its method of accounting for uncertainty for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

February 27, 2008

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

b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

February 27, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for the 2008 Annual Meeting of its Shareholders under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Audit Committee,” and “Corporate Governance – Code of Business Conduct,” and the information therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for the 2008 Annual Meeting of its Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of Compensation Committee,” and “Executive Compensation,” and the information therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for the 2008 Annual Meeting of its Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2008 Annual Meeting of its Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for the 2008 Annual Meeting of its Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

(a)(2) Financial Statement Schedules.

The Schedule II – “Valuation and Qualifying Accounts” schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (2)	Balance at End of Period
2005	$6,609,000	$2,800,000	$2,627,000	$6,782,000
2006	$6,782,000	$4,634,000	$2,339,000	$9,077,000
2007	$9,077,000	$2,771,000	$1,426,000	$10,422,000

(1)	This table does not include any allowances for revenue adjustments that result from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments that are recorded in our revenue from operations.
(2)	Uncollectible accounts written off, net of recoveries.

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

OLD DOMINION FREIGHT LINE, INC.

By:	/S/ DAVID S. CONGDON
David S. Congdon Chief Executive Officer

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/S/ EARL E. CONGDON Earl E. Congdon	Executive Chairman of the Board of Directors	February 28, 2008

/S/ DAVID S. CONGDON David S. Congdon	Director, President and Chief Executive Officer	February 28, 2008

/S/ JOHN R. CONGDON John R. Congdon	Vice Chairman of the Board and Senior Vice President	February 28, 2008

/S/ J. PAUL BREITBACH J. Paul Breitbach	Director	February 28, 2008

/S/ JOHN R. CONGDON, JR. John R. Congdon, Jr.	Director	February 28, 2008

/S/ ROBERT G. CULP, III Robert G. Culp, III	Director	February 28, 2008

/S/ JOHN A. EBELING John A. Ebeling	Director	February 28, 2008

/S/ FRANZ F. HOLSCHER Franz F. Holscher	Director	February 28, 2008

/S/ JOHN D. KASARDA John D. Kasarda	Director	February 28, 2008

/S/ J. WES FRYE J. Wes Frye	Senior Vice President - Finance (Principal Financial Officer)	February 28, 2008

/S/ JOHN P. BOOKER III John P. Booker III	Vice President - Controller (Principal Accounting Officer)	February 28, 2008

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2007

Exhibit No.	Description
3.1.1(f)	Amended and Restated Articles of Incorporation (as amended July 30, 2004)

3.2	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.6(b)	Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated as of February 25, 1998

4.6.1(b)	Forms of notes issued by Old Dominion Freight Line, Inc. pursuant to the Note Purchase Agreement among Nationwide Life Insurance Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account and Old Dominion Freight Line, Inc., dated February 25, 1998

4.6.2(c)	Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc., Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and Hartford Life Insurance Company, dated as of May 1, 2001

4.6.3(d)	Amendment No. 1 to Note Purchase and Shelf Agreement among Old Dominion Freight Line, Inc. and the Noteholders set forth in Annex 1 thereto, dated June 27, 2003

4.6.10(h)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005

4.8(i)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8.1(l)	First Amendment to the Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated April 21, 2006.

4.9(l)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006.

4.10(m)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006

10.4(a)*	1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc.

10.5(a)*	Stock Option Agreement pursuant to the 1991 Employee Stock Option Plan of Old Dominion Freight Line, Inc. (included in Exhibit 10.4)

10.17.1(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2004

10.17.2(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2004

10.17.3(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2004

10.17.4(e)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2004

10.17.5(f)	Underwriting Agreement among Old Dominion Freight Line, Inc. and Legg Mason Wood Walker, Incorporated, BB&T Capital Markets, a division of Scott & Stringfellow, Inc. and Stephens, Inc., as representatives of the several underwriters, dated July 20, 2004

Exhibit No.	Description
10.18.2(g)*	Non-Executive Director Compensation Structure, effective July 31, 2006

10.19.1(j)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2(j)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

10.19.3(k)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.20.1(k)*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006

10.20.2(k)*	Form of Annual Salary and Bonus Deduction Agreement

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1997
(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 10, 2004
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 3, 2006
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 28, 2005
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006
(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.