Form 10-Q
period 2008-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2008-05-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:

Cash and cash equivalents	$34,840	$6,328
Short-term investments	3,586	24,375
Customer receivables, less allowances of $11,703 and $12,122, respectively	163,303	151,627
Other receivables	5,293	6,534
Prepaid expenses	15,683	13,449
Deferred income taxes	15,799	13,964

Total current assets	238,504	216,277

Property and equipment:
Revenue equipment	579,898	577,385
Land and structures	393,771	377,557
Other fixed assets	132,268	129,174
Leasehold improvements	2,757	2,508

Total property and equipment	1,108,694	1,086,624

Less accumulated depreciation and amortization	(383,589)	(365,174)

Net property and equipment	725,105	721,450

Intangible assets, net	26,264	23,518
Other assets	17,859	19,803

Total assets	$1,007,732	$981,048

Note: The Condensed Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	March 31, 2008 (Unaudited)	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,359	$33,341
Compensation and benefits	41,871	38,710
Claims and insurance accruals	31,949	30,255
Other accrued liabilities	15,014	13,224
Income taxes payable	1,538	—
Current maturities of long-term debt	16,428	12,193

Total current liabilities	146,159	127,723

Long-term liabilities:
Long-term debt	240,659	251,561
Other non-current liabilities	55,026	50,000
Deferred income taxes	66,047	62,312

Total long-term liabilities	361,732	363,873

Total liabilities	507,891	491,596

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	405,220	394,831

Total shareholders’ equity	499,841	489,452

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$1,007,732	$981,048

Note: The Condensed Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2008	2007
Revenue from operations	$368,174	$319,942

Operating expenses:
Salaries, wages and benefits	201,525	176,255
Operating supplies and expenses	73,567	49,490
General supplies and expenses	11,195	9,299
Operating taxes and licenses	13,348	12,221
Insurance and claims	8,103	11,112
Communications and utilities	3,907	3,882
Depreciation and amortization	21,169	18,432
Purchased transportation	10,557	9,792
Building and office equipment rents	3,591	2,717
Miscellaneous expenses, net	366	1,698

Total operating expenses	347,328	294,898

Operating income	20,846	25,044

Non-operating expense (income):
Interest expense	3,424	3,750
Interest income	(281)	(727)
Other expense, net	672	251

Total non-operating expense	3,815	3,274

Income before income taxes	17,031	21,770

Provision for income taxes	6,642	8,199

Net income	$10,389	$13,571

Basic and diluted earnings per share	$0.28	$0.36

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of	Retained
(In thousands)	Shares	Amount	par value	earnings	Total
Balance as of December 31, 2007	37,285	$3,728	$90,893	$394,831	$489,452
Net income (Unaudited)	—	—	—	10,389	10,389

Balance as of March 31, 2008 (Unaudited)	37,285	$3,728	$90,893	$405,220	$499,841

Note: The Condensed Statements of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2007, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2008 (Unaudited)	2007 (Unaudited)
Cash flows from operating activities:
Net income	$10,389	$13,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,169	18,432
(Gain) loss on sale of property and equipment	(1,359)	66
Deferred income taxes	1,900	1,386
Changes in assets and liabilities, net	6,527	23,134
Other, net	4	—

Net cash provided by operating activities	38,630	56,589

Cash flows from investing activities:
Purchase of property and equipment	(17,689)	(82,189)
Proceeds from sale of property and equipment	582	1,009
Purchase of short-term investment securities	(12,690)	(80,250)
Proceeds from sale of short-term investment securities	33,475	111,140
Acquisition of business assets	(7,129)	—

Net cash used for investing activities	(3,451)	(50,290)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(6,667)	(6,873)

Net cash used for financing activities	(6,667)	(6,873)

Increase (decrease) in cash and cash equivalents	28,512	(574)
Cash and cash equivalents at beginning of period	6,328	2,564

Cash and cash equivalents at end of period	$34,840	$1,990

Supplemental disclosure of noncash investing and financing activities:

Fair value of property exchanged	$2,423	$—

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2007, other than the changes described in this quarterly report.

Unless the context requires otherwise, references in these Notes to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. This standard expands information about the extent to which the Company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. It does not expand on the use of fair value in any new circumstances. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, FASB Staff Position No. 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on January 1, 2008 without a material impact on its financial position, results of operations or cash flows.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position or results of operations.

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major less-than-truckload (“LTL”) motor carriers and large transportation companies offering LTL services (together, the “Defendants”). This complaint alleges that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints have been filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the United States District Court for the Northern District of Georgia, and all of the pending cases have been transferred to that court. Plaintiffs have not yet filed a consolidated amended complaint, but must do so by May 16, 2008. Due to the nature and status of these claims, we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any, in these matters. We believe that these allegations have no merit and intend to vigorously defend ourselves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) motor carrier providing multi-regional service among six regions in the United States and next-day and second-day service within each of these regions. We operate as one business segment and offer an expanding array of innovative products and services through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology. At March 31, 2008, we provided full-state coverage to 39 of the 48 states that we served directly within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. In addition to domestic LTL services, we offer assembly and distribution services as well as container delivery services to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited and logistical services for both our domestic and global markets.

We plan to continue to expand our service center network, as opportunities arise, to achieve our strategic goal of providing full-state coverage throughout the continental United States. We expect that the additional service centers necessary to achieve this goal should provide a platform for future growth and ensure that our service center network has sufficient capacity.

Our revenue is derived from transporting shipments and providing logistical services to our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We compete with regional, multi-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers, railroads and non-asset based logistical providers. We believe that we provide greater geographic coverage than most of our regional competitors and our transit times are generally faster than those of our principal national competitors. Our diversified mix and scope of regional and inter-regional services enable us to provide our customers with a single source to meet their LTL shipping needs, which we believe provides us with a distinct advantage over our regional, multi-regional and national competition. Additionally, we offer our services through one operating company, as opposed to many of our competitors that offer a similar mix of services through multiple operating companies or divisions, which we believe allows us to be more responsive and flexible for our customers.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments are included in this measurement. We also include revenue for undelivered freight, which is deferred for financial statement purposes in accordance with our revenue recognition policy. We believe that including this deferred revenue in our revenue per hundredweight measurement results in a better indicator of changes in our pricing by matching total billed revenue with related shipments.

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

We are subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost. We are self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles, for the states in which we operate. Group health claims are self-insured up to $350,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended March 31,
	2008	2007
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.7	55.1
Operating supplies and expenses	20.0	15.5
General supplies and expenses	3.0	2.9
Operating taxes and licenses	3.6	3.8
Insurance and claims	2.2	3.5
Communications and utilities	1.1	1.2
Depreciation and amortization	5.7	5.8
Purchased transportation	2.9	3.1
Building and office equipment rents	1.0	0.8
Miscellaneous expenses	0.1	0.5

Total operating expenses	94.3	92.2

Operating income	5.7	7.8

Interest expense, net *	0.9	0.9
Other expense, net	0.2	0.1

Income before income taxes	4.6	6.8

Provision for income taxes	1.8	2.6

Net income	2.8%	4.2%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2008 and 2007 are presented below:

	First Quarter Ended
	2008	2007	Change	% Change
Revenue (in thousands)	$368,174	$319,942	$48,232	15.1%
Operating ratio	94.3%	92.2%	2.1%	2.3%
Net income (in thousands)	$10,389	$13,571	$(3,182)	(23.4)%
Basic and diluted earnings per share	$0.28	$0.36	$(0.08)	(22.2)%
Tonnage (in thousands)	1,345	1,242	103	8.3%
Shipments (in thousands)	1,711	1,620	91	5.6%
Revenue per hundredweight	$13.78	$12.95	$0.83	6.4%
Weight per shipment (lbs.)	1,573	1,533	40	2.6%
Average length of haul (miles)	931	944	(13)	(1.4)%
Revenue per shipment	$216.65	$198.53	$18.12	9.1%

Our financial results for the first quarter of 2008 are reflective of a difficult operating environment that included an unprecedented rise in diesel fuel prices, harsh winter weather and an increasingly competitive pricing environment stemming from the general weakness of the domestic economy. Despite these conditions, we increased our total tonnage shipped by 8.3% while maintaining a rational approach to pricing for our services. Despite our growth in revenue and tonnage during the first quarter, we were unable to increase our pricing sufficiently to overcome increased operating costs, particularly with respect to the increased cost of diesel fuel. As a result, net income decreased 23.4% to $10,389,000 for the first quarter of 2008 and our operating ratio increased to 94.3% from 92.2% for the prior-year quarter.

Revenue

Our revenue growth for the first quarter of 2008 of 15.1% consisted of increases in both revenue per hundredweight and tonnage. The 6.4% increase in revenue per hundredweight was caused primarily by higher fuel surcharges resulting from the rapid and significant rise in diesel fuel prices during the first quarter of 2008. Excluding fuel surcharges, revenue per hundredweight increased 0.8%. Our revenue per hundredweight was unfavorably impacted by the 2.6% increase in weight per shipment and 1.4% decline in length of haul as compared to the first quarter of 2007. Despite the competitive pricing environment, we implemented a general rate increase effective February 11, 2008 and plan to maintain our disciplined pricing approach in 2008. However, a prolonged slowdown in the domestic economy may lead to additional pressure on our pricing metrics and, if combined with the impact from a sustained increase in diesel fuel prices, could have a material adverse impact on our net income and margins.

Our tonnage growth for the first quarter consisted of a 5.6% increase in shipments and a 2.6% increase in weight per shipment. We primarily attribute our tonnage growth to increases in market share in our existing areas of operations, as over 95% percent of our revenue was generated by service centers in operation for over one year. As we continue to expand our geographic reach by increasing our full-state coverage, we believe we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service.

Fuel surcharge revenue increased to 15.5% of revenue from 10.7% for the first quarter of 2007 and contributed to a significant portion of the growth in our total revenue. Most of our tariffs and contracts provide for a fuel surcharge as diesel fuel prices increase above stated levels, which are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is the largest component of our operating supplies and expenses. Pricing for our transportation services has evolved such that the fuel surcharge is one of many components in the overall negotiated price with our customers. We continuously monitor the components of our pricing, including fuel surcharges, and address individual account profitability issues with our customers when necessary as part of our effort to minimize the negative impact to our profitability that would likely result from a rapid and significant change in our operating expenses. Nevertheless, the significant rise in diesel fuel prices that occurred in the first quarter of 2008 materially impacted our operating ratio.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased to 54.7% of revenue for the first quarter of 2008 from 55.1% for the first quarter of 2007. Driver wages decreased to 21.7% of revenue for the first quarter of 2008 from 22.4% in the prior-year quarter. In addition, dock wages decreased to 7.0% of revenue for the first quarter of 2008 from 7.5% for the comparable quarter of the prior year. These decreases, as a percent of revenue, are generally the result of increased pricing in the first quarter of 2008 reflecting rising fuel surcharges. However, we were able to improve the efficiency of our P&D and dock operations, as compared to the first quarter of 2007, despite the challenges presented by harsh winter weather. P&D stops per hour increased 1.4%, P&D shipments per hour increased 0.5% and platform pounds handled per hour increased 4.8%. Although our linehaul load factor decreased 1.7% as compared to the first quarter of 2007, we were able to more effectively utilize our own drivers and equipment, which resulted in a slight decrease in our reliance on purchased transportation.

Employee benefit costs increased to 13.9% of revenue from 13.0% in the first quarter of 2007. The increase in our employee benefit costs is primarily the result of increased costs for our employees’ group health and dental coverage and higher costs relating to paid time off. Group health and dental costs, as a percent of revenue, increased 60 basis points in the first quarter of 2008 due primarily to increases in both the number of high loss claims and the average severity per claim. Because of these factors, our average monthly payout for claims increased 23.2% from the first quarter of 2007, and 10.0% as compared to the fourth quarter of 2007. Claim payments in April 2008 remained at a level consistent with the first quarter. We can offer no assurance that these payments will moderate later in the year.

Operating supplies and expenses increased to 20.0% of revenue for the first quarter of 2008 from 15.5% for the prior-year quarter. The significant increase in expense is primarily due to a 61.9% increase in diesel fuel costs, excluding fuel taxes, from the first quarter of 2007. This increase in our diesel fuel costs is primarily the result of a significant increase in fuel prices as well as a 7.9% increase in consumption as compared to the prior-year quarter. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Insurance and claims, which primarily consists of self-insured costs and premiums for auto liability and cargo claims, decreased to 2.2% of revenue from 3.5% in the first quarter of 2007. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. The decrease in expense is due to an improvement in our cargo claims ratio, which was higher than normal in the first quarter of 2007. We implemented several initiatives in 2007 that focused on reducing cargo claims and, as a result, our cargo claims ratio has improved to historic levels.

Our effective tax rate was 39.0% for the first quarter of 2008 as compared to 37.7% for the prior-year quarter. The increase in the effective tax rate was primarily attributable to the favorable impact in the first quarter of 2007 resulting from the resolution of various state tax matters. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, cash and short-term investments and available borrowings under the senior unsecured revolving credit agreement pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”). We also have the ability to issue senior notes to provide another source of liquidity, if needed. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements in the first quarter of 2008, we purchased property and equipment of $17,689,000 and paid $7,129,000 to acquire certain business assets from Bullocks Express Transportation, Inc. and Bob’s Pickup and Delivery, Inc. Cash flows from operations and proceeds from the sale of property and equipment completely funded these expenditures and allowed us to increase our balance of cash and short-term investments during the quarter. At March 31, 2008, cash and short-term investments increased to $38,426,000 from $30,703,000 at December 31, 2007.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $155,000,000 to $165,000,000 for the year ending December 31, 2008. Of our capital expenditures, approximately $100,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $40,000,000 is allocated for the purchase of tractors and trailers; and approximately $10,000,000 is allocated for investments in technology. We plan to fund these capital expenditures primarily through cash flows from operations and the liquidation of our cash and short-term investments.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisitions, for the three-month period ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005:

	YTD March 31,	Year Ended December 31,
(In thousands)	2008	2007	2006	2005
Land and structures	$13,222	$72,286	$82,011	$33,157
Tractors	1,614	52,807	59,759	50,457
Trailers	2,958	43,793	49,209	52,949
Technology	2,437	9,582	10,265	9,518
Other	1,594	21,955	12,878	9,710
Proceeds from sale	(582)	(5,228)	(5,626)	(5,221)

Total	$21,243	$195,195	$208,496	$150,570

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

Our senior notes and Credit Agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at March 31, 2008, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in first quarter of 2008, and we have no plans to declare or pay a dividend in 2008.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our overall pricing is sufficient in recovering our operating expenses; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels; (5) the Company’s exposure to other lawsuits and claims related to our services; (6) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (7) the Company’s significant ongoing cash requirements; (8) the price and availability of diesel fuel; (9) difficulty in attracting or retaining qualified drivers; (10) the availability and cost of new equipment; (11) the costs of compliance with, liabilities under, or violations of, existing or future governmental laws and regulations; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

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

We are exposed to interest rate and market risk related to our short-term investments, which includes variable rate demand obligations and auction rate securities. However, we invest in high quality investment grade securities with interest reset periods generally between 1 to 35 days. A 100 basis point decrease in the average interest rate on our short-term investments would have no material effect on our operating results. At March 31, 2008, our balance of short-term investments included two auction rate securities with a total value of $2,500,000. Both of these securities are rated AAA and/or Aaa by Standard and Poors and Moody’s, respectively. The majority of our excess cash is now invested in money market funds that are included in cash and cash equivalents. We have the intent and ability to hold the remaining balance of auction rate securities until they reset.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At March 31, 2008, the cash value for variable life insurance contracts was $6,888,000 of the total $13,352,000 of cash values for all life insurance contracts included on our balance sheet in “Other assets.” Variable life insurance contracts expose the Company to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $689,000 impact on our operating results.

We are also exposed to commodity price risk related to diesel fuel prices and we manage our exposure to this risk primarily through the application of fuel surcharges.

For further discussion related to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 and “Risk Factors” included in Item 1A of this report.

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

b) Changes in internal control over financial reporting

We completed the implementation of a new third-party purchasing module relating to our financial accounting software platform on January 1, 2008. While we believe that the implementation of this new software module will result in an overall improvement in our internal control over financial reporting, we must evaluate our internal control over financial reporting under the new software module for calendar year 2008 as required by Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules and regulations. Management’s annual assessment and our auditor’s attestation of internal control over financial reporting as of December 31, 2007 included a review of the purchasing controls in place at that time, which were primarily manual in nature.

There were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to our legal proceedings, see Note 2 of the Notes to the Financial Statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel is a significant operating expense. We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers. Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers; however, the pricing of our base freight rates and fuel surcharges did not allow us to fully recover the increase in operating costs associated with the rapid and significant rise in the cost of diesel fuel in the first quarter of 2008. We can offer no assurance that we will be able to offset sustained or further increases in diesel fuel prices in the future.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OLD DOMINION FREIGHT LINE, INC.

DATE: May 7, 2008	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: May 7, 2008	/s/ John P. Booker, III
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