Form 10-Q
period 2008-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2008-08-08
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 8, 2008 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31,
(In thousands, except share data)	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,231	$6,328
Short-term investments	2,082	24,375
Customer receivables, less allowances of $12,101 and $12,122, respectively	185,236	151,627
Other receivables	4,820	6,534
Prepaid expenses	17,414	13,449
Deferred income taxes	16,183	13,964

Total current assets	260,966	216,277

Property and equipment:
Revenue equipment	606,241	577,385
Land and structures	403,398	377,557
Other fixed assets	130,088	129,174
Leasehold improvements	3,313	2,508

Total property and equipment	1,143,040	1,086,624

Less accumulated depreciation and amortization	(395,766)	(365,174)

Net property and equipment	747,274	721,450

Intangible assets, net	25,999	23,518
Other assets	19,867	19,803

Total assets	$1,054,106	$981,048

Note: The Condensed Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30, 2008	December 31,
(In thousands, except share data)	(Unaudited)	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,805	$33,341
Compensation and benefits	49,113	38,710
Claims and insurance accruals	31,919	30,255
Other accrued liabilities	15,892	13,224
Income taxes payable	1,493	—
Current maturities of long-term debt	16,452	12,193

Total current liabilities	162,674	127,723

Long-term liabilities:
Long-term debt	240,476	251,561
Other non-current liabilities	57,137	50,000
Deferred income taxes	70,097	62,312

Total long-term liabilities	367,710	363,873

Total liabilities	530,384	491,596

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	429,101	394,831

Total shareholders’ equity	523,722	489,452

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$1,054,106	$981,048

Note: The Condensed Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2008	2007	2008	2007
Revenue from operations	$417,840	$359,617	$786,014	$679,559

Operating expenses:
Salaries, wages and benefits	208,217	187,005	409,742	363,260
Operating supplies and expenses	90,859	58,414	164,426	107,904
General supplies and expenses	11,864	10,604	23,059	19,903
Operating taxes and licenses	13,932	12,562	27,280	24,783
Insurance and claims	6,772	9,002	14,875	20,114
Communications and utilities	3,692	3,447	7,599	7,329
Depreciation and amortization	21,513	20,062	42,682	38,494
Purchased transportation	12,074	12,089	22,631	21,881
Building and office equipment rents	3,690	3,017	7,281	5,734
Miscellaneous expenses, net	2,237	2,765	2,603	4,463

Total operating expenses	374,850	318,967	722,178	613,865

Operating income	42,990	40,650	63,836	65,694

Non-operating expense (income):
Interest expense	3,584	3,666	7,008	7,416
Interest income	(195)	(262)	(476)	(989)
Other expense (income), net	451	(9)	1,123	242

Total non-operating expense	3,840	3,395	7,655	6,669

Income before income taxes	39,150	37,255	56,181	59,025

Provision for income taxes	15,269	14,716	21,911	22,915

Net income	$23,881	$22,539	$34,270	$36,110

Basic and diluted earnings per share	$0.64	$0.60	$0.92	$0.97

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2007	37,285	$3,728	$90,893	$394,831	$489,452
Net income (Unaudited)	—	—	—	34,270	34,270

Balance as of June 30, 2008 (Unaudited)	37,285	$3,728	$90,893	$429,101	$523,722

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

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$34,270	$36,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,682	38,494
Gain on sale of property and equipment	(2,033)	(40)
Deferred income taxes	5,566	2,714
Changes in assets and liabilities, net	927	6,126
Other, net	13	—

Net cash provided by operating activities	81,425	83,404

Cash flows from investing activities:
Purchase of property and equipment	(62,086)	(136,939)
Proceeds from sale of property and equipment	1,377	1,820
Purchase of short-term investment securities	(27,690)	(113,225)
Proceeds from sale of short-term investment securities	49,970	182,860
Acquisition of business assets	(7,267)	(11,983)

Net cash used for investing activities	(45,696)	(77,467)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(6,826)	(7,212)

Net cash used for financing activities	(6,826)	(7,212)

Increase (decrease) in cash and cash equivalents	28,903	(1,275)
Cash and cash equivalents at beginning of period	6,328	2,564

Cash and cash equivalents at end of period	$35,231	$1,289

Supplemental disclosure of noncash investing and financing activities:

Fair value of property exchanged	$7,823	$—

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major less-than-truckload (“LTL”) motor carriers and large transportation companies offering LTL services. This complaint alleges that the defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints have been filed against the defendants in the first case and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the United States District Court for the Northern District of Georgia, and all of the pending cases have been transferred to that court. On May 23, 2008, plaintiffs filed a consolidated amended complaint naming the Company and eight other defendants. The defendants moved to dismiss the consolidated amended complaint and the parties recently concluded briefing on the motion to dismiss. No oral argument on the motion to dismiss is currently scheduled. Due to the nature and status of these claims, we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any, in these matters. We believe that these allegations have no merit and intend to vigorously defend ourselves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) motor carrier providing multi-regional service among six regions in the United States and next-day and second-day service within each of these regions. We operate as one business segment and offer an expanding array of innovative products and services through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology. At June 30, 2008, we provided full-state coverage to 39 of the 48 states that we served directly within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. In addition to domestic LTL services, we offer assembly and distribution services as well as container delivery services to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited and logistical services for both our domestic and global markets.

We plan to continue to expand our service center network, as opportunities arise, to achieve our strategic goal of providing full-state coverage throughout the continental United States. We expect that the additional service centers necessary to achieve this goal will provide a platform for future growth and help ensure that our service center network has sufficient capacity.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments are included in this measurement. We also include revenue for undelivered freight, which is deferred for financial statement purposes in accordance with our revenue recognition policy. We believe that including this deferred revenue in our revenue per hundredweight measurement results in a better indicator of changes in our pricing by matching total billed revenue with the corresponding shipments.

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

We are subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost. We are self-insured for auto claims, which includes bodily injury and property damage, up to $2,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles, for the states in which we operate. Group health claims are self-insured up to $350,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	49.8	52.0	52.1	53.4
Operating supplies and expenses	21.8	16.2	20.9	15.9
General supplies and expenses	2.8	2.9	3.0	2.9
Operating taxes and licenses	3.3	3.5	3.5	3.6
Insurance and claims	1.6	2.5	1.9	3.0
Communications and utilities	0.9	1.0	1.0	1.1
Depreciation and amortization	5.2	5.6	5.4	5.7
Purchased transportation	2.9	3.4	2.9	3.2
Building and office equipment rents	0.9	0.8	0.9	0.8
Miscellaneous expenses	0.5	0.8	0.3	0.7

Total operating expenses	89.7	88.7	91.9	90.3

Operating income	10.3	11.3	8.1	9.7
Interest expense, net *	0.8	0.9	0.8	1.0
Other expense, net	0.1	0.0	0.1	0.0

Income before income taxes	9.4	10.4	7.2	8.7
Provision for income taxes	3.7	4.1	2.8	3.4

Net income	5.7%	6.3%	4.4%	5.3%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and six-month periods ended June 30, 2008 and 2007 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Revenue (in thousands)	$417,840	$359,617	16.2%	$786,014	$679,559	15.7%
Operating ratio	89.7%	88.7%	1.1%	91.9%	90.3%	1.8%
Net income (in thousands)	$23,881	$22,539	6.0%	$34,270	$36,110	(5.1)%
Basic and diluted earnings per share	$0.64	$0.60	6.7%	$0.92	$0.97	(5.2)%
Tonnage (in thousands)	1,478	1,341	10.2%	2,823	2,583	9.3%
Shipments (in thousands)	1,772	1,723	2.8%	3,482	3,343	4.2%
Revenue per hundredweight	$14.17	$13.44	5.4%	$13.98	$13.20	5.9%
Weight per shipment (lbs.)	1,668	1,557	7.1%	1,621	1,546	4.9%
Average length of haul (miles)	905	934	(3.1)%	918	939	(2.2)%
Revenue per shipment	$236.34	$209.21	13.0%	$226.67	$204.04	11.1%

Our financial results for the second quarter and first six months of 2008 continue to reflect difficult industry conditions due to the unprecedented rise in diesel fuel prices, general weakness of the domestic economy and a competitive pricing environment. Despite these conditions, we were able to increase our tonnage and shipments in both the second quarter and first half of 2008 compared to the comparable 2007 periods. However, we were unable to increase our pricing sufficiently to overcome increased operating costs, particularly with respect to the increased cost of diesel fuel and other petroleum-based products. As a result of these factors, and despite productivity improvements that resulted from the increase in weight per shipment and operational initiatives, our operating ratio increased in the second quarter and first half of 2008 in comparison to the prior-year periods. Net income for the second quarter of 2008 increased 6.0% from the prior-year period to $23,881,000 due to the 16.2% increase in revenue and improved productivity. Net income decreased 5.1% to $34,270,000 for the first six months of 2008.

Our results for the second quarter of 2007, and related revenue statistics, reflect the final resolution of a pricing issue under a contract with a single customer relating to the period July 2004 to September 2006, which resulted in the recognition of an aggregate of $2 million in revenue, or $0.03 per diluted share.

Revenue

Revenue growth for the second quarter and first six months of 2008 consisted of both increases in tonnage shipped and revenue per hundredweight. Our tonnage growth of 10.2% for the second quarter consisted of a 7.1% increase in weight per shipment and a 2.8% increase in shipments. In the first half of 2008, weight per shipment increased 4.9% and shipments increased 4.2%. While an increase in weight per shipment is generally an indicator of an improving economy, we believe the increases in the second quarter and first half of 2008 are more attributable to a change in the mix of our freight, reflecting growth in our heavier spot quote and container shipments, and changes in customer shipping patterns. As diesel fuel increases have driven transportation costs higher, we believe our customers are shipping less frequently and are consolidating their shipments into larger units with lower costs per hundredweight. We attribute our growth in shipments primarily to increases in market share in our existing areas of operations. As we continue to expand our geographic reach and increase our full-state coverage, we believe we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service.

Revenue per hundredweight increased 5.4% to $14.17 from $13.44 in the second quarter of 2007 and increased 5.9% to $13.98 from $13.20 in the first six months of 2007. These increases were caused primarily by higher fuel surcharges resulting from the rapid and significant rise in diesel fuel prices throughout the first half of 2008. Excluding fuel surcharges, revenue per hundredweight decreased 3.1%

and 1.3% in the second quarter and first half of 2008, respectively. Our revenue per hundredweight metrics were unfavorably impacted by the increase in weight per shipment and decline in length of haul. The pricing environment was also extremely competitive throughout the first half of 2008 and resulted in our inability to completely recover increases in our operating costs. However, pricing appeared to begin to stabilize late in the second quarter of 2008. We plan to maintain a disciplined approach towards pricing for our services, although a prolonged slowdown in the domestic economy may lead to additional pressure on pricing and, if combined with the impact from a sustained increase in diesel fuel prices, could have a material adverse impact on our net income and margins.

Fuel surcharge revenue increased to 19.3% of revenue in the second quarter of 2008 from 12.1% in the prior-year quarter and increased to 17.5% of revenue from 11.5% for the first half of 2007. Most of our tariffs and contracts provide for a fuel surcharge as diesel fuel prices increase above stated levels, which are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. Pricing for our transportation services has evolved such that the fuel surcharge is one of many components in the overall negotiated price with our customers. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased to 49.8% and 52.1% of revenue for the second quarter and first six months of 2008, respectively, from 52.0% and 53.4% in the comparable periods of the prior year. These decreases, as a percent of revenue, are generally the result of increased pricing, which is reflective of rising fuel surcharges, as well as the increased productivity of our drivers and dock labor.

Driver wages decreased to 20.0% of revenue from 21.3% in the second quarter of 2007 and decreased to 20.8% of revenue from 21.8% in the first six months of 2007. Although linehaul wages per mile increased from both the comparable quarter and six-month periods of 2007, we achieved increases in our laden load averages of 2.3% and 0.3% respectively. We also increased the utilization of our drivers and equipment in our linehaul operations, which is evidenced by a reduction in our purchased transportation costs as a percent of revenue from both of the prior-year periods. In our P&D operations, our continued focus on productivity resulted in increased P&D stops per hour of 0.7% and 1.4% in the second quarter and first six months of 2008, respectively, and corresponding increases in P&D shipments per hour of 1.7%.

Employee benefit costs decreased to 11.2% of revenue in the second quarter of 2008 from 11.3%; however, these costs increased to 12.5% of revenue in the first six months of 2008 from 12.1% in the prior-year period. The overall increase experienced in the first six months of 2008 is attributable to rising group health and dental costs, which increased to 10.6% of total salary and wages from 9.0% in the first six months of 2007. In 2008, we have experienced increases in both the number of high loss claims and the average severity per claim. Because of these factors, our average monthly payout for claims increased 19.4% from the second quarter of 2007 and 21.2% from the first six months of 2007. We can offer no assurance that claim payments will moderate later in the year but we are monitoring and evaluating this continuing trend.

Operating supplies and expenses increased to 21.8% of revenue from 16.2% for the second quarter of 2007 and increased to 20.9% of revenue from 15.9% for the first six months of 2007. The increase for both periods is primarily due to the significant increase in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. Diesel fuel costs, excluding fuel taxes, increased 76.5% from the second quarter of 2007 due primarily to a significant increase in the price of diesel fuel as well as a 5.4% increase in gallons consumed. These costs increased 69.8% in the first six months of 2008, which was also due to rising fuel prices and a 6.6% increase in gallons consumed. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Insurance and claims expenses, primarily consisting of third-party insurance premiums and self-insured costs for auto liability and cargo claims, decreased to 1.6% of revenue from 2.5% for the second quarter of 2007 and decreased to 1.9% of revenue from 3.0% for the first half of 2007. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. Our auto liability claims experience under our retention level decreased to 0.6% of revenue for the second quarter of 2008 from 1.1% for the comparable prior-year period and decreased to 0.8% from 1.1% for the comparable six-month period. These improvements are due to an overall decrease in both the number and severity of accidents incurred during 2008 as well as favorable adjustments to reserves for claims that have been settled or are maturing. We have also made significant improvements in our cargo claims experience in 2008 after fully implementing several initiatives that began in 2007. As a result, cargo claims expense decreased 41.4% or $3,851,000, in the comparable six-month period, which has improved our cargo claims ratio to record low levels.

Depreciation and amortization expenses decreased to 5.2% and 5.4% of revenue for the second quarter and first six months of 2008 from 5.6% and 5.7% in the comparable periods of the prior year. These decreases are the result of improved density in our service center network which provided the opportunity to leverage our investments in property and equipment, and a planned reduction in our capital expenditures for revenue equipment in 2008 in comparison to the level of equipment purchased in recent years. These reductions resulted from our process of matching our fleet size with freight demands.

Our effective tax rate was 39.0% for the second quarter and first six months of 2008 as compared to 39.5% and 38.8% for the second quarter and first six months of 2007, respectively. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, cash and short-term investments and available borrowings under the senior unsecured revolving credit agreement pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”). We also have the ability to issue senior notes to provide another source of liquidity, if needed. Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements in the first six months of 2008, we purchased property and equipment of $62,086,000 and paid $7,267,000 to acquire certain business assets through acquisitions. Cash flows from operations and proceeds from the sale of property and equipment completely funded these expenditures and allowed us to increase our balance of cash and short-term investments during the first six months of 2008. At June 30, 2008, cash and short-term investments increased to $37,313,000 from $30,703,000 at December 31, 2007.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $155,000,000 to $165,000,000 for the year ending December 31, 2008. Of our capital expenditures, approximately $100,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $50,000,000 is allocated for the purchase of tractors and trailers; and approximately $10,000,000 is allocated for investments in technology. We plan to fund these capital expenditures primarily through cash flows from operations.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisitions, for the six-month period ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005:

	YTD June 30,	Year Ended December 31,
(In thousands)	2008	2007	2006	2005
Land and structures	$24,307	$72,286	$82,011	$33,157
Tractors	14,000	52,807	59,759	50,457
Trailers	18,598	43,793	49,209	52,949
Technology	3,109	9,582	10,265	9,518
Other	5,920	21,955	12,878	9,710
Proceeds from sale	(1,377)	(5,228)	(5,626)	(5,221)

Total	$64,557	$195,195	$208,496	$150,570

With the exception of borrowings pursuant to the Credit Agreement, if any, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, but our tariff provisions and contracts generally allow for fuel surcharges to be implemented in the event that fuel prices exceed stipulated levels.

Our senior notes and Credit Agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which was the most restrictive at June 30, 2008, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in first six months of 2008, and we have no plans to declare or pay a dividend in 2008.

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

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient in recovering our operating expenses; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company’s exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels; (5) the Company’s exposure to other lawsuits and claims related to our services; (6) various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements; (7) the Company’s significant ongoing cash requirements; (8) the price and availability of diesel fuel; (9) difficulty in attracting or retaining qualified drivers; (10) the availability and cost of new equipment; (11) the costs and potential for liabilities related to compliance with, or violations of, existing or future governmental laws and regulations; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company’s dependence on key employees; (14) changes in the Company’s goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

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

We are exposed to interest rate and market risk related to our short-term investments. However, we invest in high quality investment grade securities with interest reset periods generally between 1 to 35 days. A 100 basis point decrease in the average interest rate on our short-term investments would have no material effect on our operating results. At June 30, 2008, our balance of short-term investments included one auction rate security with a total value of $1,000,000. This security was rated AAA by Standard and Poor’s and was called by the issuer on July 1, 2008 at full tender. The majority of our excess cash is now invested in money market funds that are included in “Cash and cash equivalents” on our Balance Sheets.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At June 30, 2008, the cash value for variable life insurance contracts was $7,553,000 of the total $14,165,000 of net cash values for all life insurance contracts included on our balance sheet in “Other assets.” Variable life insurance contracts expose the Company to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A

10% change in market value in those investments would have a $755,000 impact on our operating results.

We are also exposed to commodity price risk related to diesel fuel prices and we manage our exposure to this risk primarily through either the application of fuel surcharges or adjustments to base freight rates.

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

For information related to our legal proceedings, see Note 2 of the Notes to the Financial Statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 1A.	Risk Factors

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel is a significant operating expense. We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results unless the increase is offset by a change to one or more of the components of our pricing. In addition to the direct cost of diesel fuel, increasing oil prices have had, and may continue to have, an indirect effect of increasing other operating costs. Historically, we have been able to offset the direct and indirect impact to our operating costs through a change to one or more of the components of our pricing; however, our total overall pricing did not allow us to fully recover the increase in operating costs associated with the rapid and significant rise in the cost of diesel fuel in the first six months of 2008. We can offer no assurance that our total overall pricing will be sufficient in offsetting sustained or further increases in diesel fuel prices.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Form 10-Q for the period ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in these documents are not the only risks facing our

Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

Proposal 1	–	Election of Directors

All of the following individuals were elected to serve as directors at the 2008 Annual Meeting of Shareholders held on May 28, 2008 (the “2008 Annual Meeting”) and received the number of votes set opposite their respective names:

Nominee	For	Withheld
Earl E. Congdon	34,099,052	948,135
David S. Congdon	34,422,672	624,516
John R. Congdon	34,054,586	992,602
J. Paul Breitbach	33,788,082	1,259,106
John R. Congdon, Jr.	33,556,350	1,490,838
Robert G. Culp, III	34,444,229	602,958
John A. Ebeling	32,347,349	2,699,839
John D. Kasarda	34,599,074	448,114
D. Michael Wray	34,479,564	567,623

Proposal 2	–	Approval of the Material Terms of the Old Dominion Freight Line, Inc. Performance Incentive Plan

The proposed material terms of the Old Dominion Freight Line, Inc. Performance Incentive Plan were approved at the 2008 Annual Meeting based on the following vote:

For	Against	Abstain
33,662,014	453,042	60,866

Proposal 3	–	Amendment to the Old Dominion Freight Line, Inc. Amended and Restated Bylaws to Increase the Maximum Number of Directors who may Serve on our Board From Nine to Twelve.

The proposed amendment to the Old Dominion Freight Line, Inc. Amended and Restated Bylaws was approved at the 2008 Annual Meeting based on the following vote:

For	Against	Abstain
34,916,170	98,925	32,088

Item 6.	Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

10.17.6(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008

10.17.7(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008

10.17.8(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008

10.17.9(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2008

10.18.3*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan

10.18.4*	Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement

10.21(a)*	Old Dominion Freight Line, Inc. Performance Incentive Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 3, 2008
*	Denotes a management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 8, 2008	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: August 8, 2008	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

10.17.6(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008

10.17.7(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008

10.17.8(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008

10.17.9(a)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2008

10.18.3*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan

10.18.4*	Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement

10.21(a)*	Old Dominion Freight Line, Inc. Performance Incentive Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 3, 2008
*	Denotes a management contract or compensation plan or arrangement in which directors or executive officers are eligible to participate.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.