Form 10-Q
period 2008-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2008-11-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2008 there were 37,284,675 shares of the registrant's Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,943	$6,328
Short-term investments	8,969	24,375
Customer receivables, less allowances of $12,679 and $12,122, respectively	179,937	151,627
Other receivables	4,227	6,534
Prepaid expenses	18,018	13,449
Deferred income taxes	20,416	13,964

Total current assets	262,510	216,277

Property and equipment:
Revenue equipment	603,815	577,385
Land and structures	439,078	377,557
Other fixed assets	134,639	129,174
Leasehold improvements	3,523	2,508

Total property and equipment	1,181,055	1,086,624

Less accumulated depreciation and amortization	(409,773)	(365,174)

Net property and equipment	771,282	721,450

Intangible assets, net	25,779	23,518
Other assets	16,887	19,803

Total assets	$1,076,458	$981,048

Note: The Condensed Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	September 30, 2008 (Unaudited)	December 31, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,308	$33,341
Compensation and benefits	53,185	38,710
Claims and insurance accruals	32,066	30,255
Other accrued liabilities	19,025	13,224
Income taxes payable	1,759	—
Current maturities of long-term debt	12,255	12,193

Total current liabilities	158,598	127,723

Long-term liabilities:
Long-term debt	240,212	251,561
Other non-current liabilities	57,974	50,000
Deferred income taxes	72,593	62,312

Total long-term liabilities	370,779	363,873

Total liabilities	529,377	491,596

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	452,460	394,831

Total shareholders’ equity	547,081	489,452

Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$1,076,458	$981,048

Note: The Condensed Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2008	2007	2008	2007
Revenue from operations	$415,874	$363,298	$1,201,888	$1,042,857

Operating expenses:
Salaries, wages and benefits	209,767	196,595	619,509	559,855
Operating supplies and expenses	85,999	62,310	250,425	170,214
General supplies and expenses	12,284	10,336	35,343	30,239
Operating taxes and licenses	13,361	12,923	40,641	37,706
Insurance and claims	8,454	6,462	23,329	26,576
Communications and utilities	3,819	4,109	11,418	11,438
Depreciation and amortization	22,045	20,556	64,727	59,050
Purchased transportation	11,752	11,349	34,383	33,230
Building and office equipment rents	3,620	3,032	10,901	8,766
Miscellaneous expenses, net	2,336	1,609	4,939	6,072

Total operating expenses	373,437	329,281	1,095,615	943,146

Operating income	42,437	34,017	106,273	99,711

Non-operating expense (income):
Interest expense	3,584	3,544	10,592	10,960
Interest income	(230)	(190)	(706)	(1,179)
Other expense (income), net	790	(626)	1,913	(384)

Total non-operating expense	4,144	2,728	11,799	9,397

Income before income taxes	38,293	31,289	94,474	90,314

Provision for income taxes	14,934	11,279	36,845	34,194

Net income	$23,359	$20,010	$57,629	$56,120

Basic and diluted earnings per share	$0.63	$0.54	$1.55	$1.51

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2007	37,285	$3,728	$90,893	$394,831	$489,452
Net income (Unaudited)	—	—	—	57,629	57,629

Balance as of September 30, 2008 (Unaudited)	37,285	$3,728	$90,893	$452,460	$547,081

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

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$57,629	$56,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,727	59,050
Gain on sale of property and equipment	(2,329)	(100)
Deferred income taxes	3,829	6,514
Changes in assets and liabilities, net	7,571	(1,968)
Other, net	22	—

Net cash provided by operating activities	131,449	119,616

Cash flows from investing activities:
Purchase of property and equipment	(106,619)	(167,366)
Proceeds from sale of property and equipment	2,955	3,317
Purchase of short-term investment securities	(36,591)	(129,325)
Proceeds from sale of short-term investment securities	51,975	198,925
Acquisition of business assets	(7,267)	(18,603)

Net cash used for investing activities	(95,547)	(113,052)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(12,453)	(12,473)
Proceeds from issuance of long-term debt	1,166	—
Net proceeds from revolving line of credit	—	4,322

Net cash used for financing activities	(11,287)	(8,151)

Increase (decrease) in cash and cash equivalents	24,615	(1,587)
Cash and cash equivalents at beginning of period	6,328	2,564

Cash and cash equivalents at end of period	$30,943	$977

Supplemental disclosure of noncash investing and financing activities:

Fair value of property exchanged	$7,823	$—

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major less-than-truckload (“LTL”) motor carriers and large transportation companies offering LTL services. This complaint alleged that the defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and sought injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints were filed against the defendants in the first case and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the United States District Court for the Northern District of Georgia, and all of the pending cases have been transferred to that court. On May 23, 2008, plaintiffs filed a consolidated amended complaint naming the Company and eight other defendants. The defendants have concluded briefing on a motion to dismiss the consolidated amended complaint, and the parties are awaiting an order from the court on this motion. Due to the nature and status of these claims, we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any, in these matters. We believe that these allegations have no merit and intend to vigorously defend ourselves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) motor carrier providing multi-regional service among six regions in the United States and next-day and second-day service within each of these regions. We operate as one business segment and offer an expanding array of innovative products and services through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology. At September 30, 2008, we provided full-state coverage to 39 of the 48 states that we served directly within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. In addition to domestic LTL services, we offer assembly and distribution services as well as container delivery services to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited, logistical and warehousing services for both our domestic and global markets.

We plan to continue expanding our service center network, as opportunities arise, to complete our full-state coverage throughout the continental United States. We expect that the additional service centers necessary to achieve this goal will provide a platform for future growth and help ensure that our service center network has sufficient capacity.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments are included in this measurement. We also include revenue for undelivered freight, which is deferred for financial statement purposes in accordance with our revenue recognition policy. We believe that including deferred revenue in our revenue per hundredweight measurement results in a better indicator of changes in our yields by matching total billed revenue with the corresponding shipments.

•

Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. However, many shippers have recently started to consolidate certain shipments in an effort to reduce the impact of the high cost of fuel on their transportation costs. In doing so, these shippers have caused an increase in our weight per shipment by shipping the same volume of goods with fewer shipments.

•

Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By monitoring this metric, we can determine our market share within these lanes of traffic and the growth potential of our service products.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight; operating supplies and expenses, which include the cost of diesel fuel; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.4	54.1	51.6	53.7
Operating supplies and expenses	20.7	17.2	20.8	16.3
General supplies and expenses	3.0	2.8	2.9	2.9
Operating taxes and licenses	3.2	3.6	3.4	3.6
Insurance and claims	2.0	1.8	1.9	2.5
Communications and utilities	0.9	1.1	1.0	1.1
Depreciation and amortization	5.3	5.7	5.4	5.7
Purchased transportation	2.8	3.1	2.9	3.2
Building and office equipment rents	0.9	0.8	0.9	0.8
Miscellaneous expenses	0.6	0.4	0.4	0.6

Total operating expenses	89.8	90.6	91.2	90.4

Operating income	10.2	9.4	8.8	9.6

Interest expense, net *	0.8	0.9	0.8	0.9
Other expense (income), net	0.2	(0.1)	0.1	(0.0)

Income before income taxes	9.2	8.6	7.9	8.7

Provision for income taxes	3.6	3.1	3.1	3.3

Net income	5.6%	5.5%	4.8%	5.4%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and nine-month periods ended September 30, 2008 and 2007 are presented below:

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2008	2007	% Change	2008	2007	% Change
Revenue (in thousands)	$415,874	$363,298	14.5%	$1,201,888	$1,042,857	15.2%
Operating ratio	89.8%	90.6%	(0.9)%	91.2%	90.4%	0.9%
Net income (in thousands)	$23,359	$20,010	16.7%	$57,629	$56,120	2.7%
Basic and diluted earnings per share	$0.63	$0.54	16.7%	$1.55	$1.51	2.6%
Tonnage (in thousands)	1,457	1,357	7.4%	4,280	3,941	8.6%
Shipments (in thousands)	1,733	1,749	(0.9)%	5,215	5,092	2.4%
Revenue per hundredweight	$14.28	$13.32	7.2%	$14.08	$13.24	6.3%
Weight per shipment (lbs.)	1,682	1,552	8.4%	1,641	1,548	6.0%
Average length of haul (miles)	904	928	(2.6)%	913	936	(2.5)%
Revenue per shipment	$240.14	$206.71	16.2%	$231.14	$204.96	12.8%

Our financial and operating performance in the third quarter and first nine months of 2008 demonstrates the continued execution and success of our long-term strategies despite a difficult operating environment. We achieved a 14.5% increase in revenue during the third quarter as well as an improvement in our operating ratio to 89.8% from 90.6% in the third quarter of 2007. Our results for the quarter reflect the improvement in our revenue per hundredweight and an increase in total tonnage shipped. We also experienced productivity gains in many areas of our operations due to the significant increase in weight per shipment. As a result, net income for the third quarter of 2008 increased 16.7% to $23,359,000. For the first nine months of 2008, we achieved a 15.2% increase in revenue and a 2.7% increase in net income to $57,629,000. Our year-to-date results also reflect an increase in total tonnage shipped, an increase in revenue per hundredweight and improved productivity. However, these improvements were not sufficient to overcome our increased operating costs and resulted in an increase in our operating ratio to 91.2% from 90.4%.

Revenue

Revenue growth for the third quarter and first nine months of 2008 consisted of increases in both our revenue per hundredweight and tonnage shipped. Our tonnage growth of 7.4% for the third quarter consisted of an 8.4% increase in weight per shipment and a 0.9% decrease in the number of shipments. In the first nine months of 2008, our tonnage increased 8.6% as a result of weight per shipment increasing 6.0% and the number of shipments increasing 2.4%. While an increase in weight per shipment is generally an indicator of an improving economy, we believe the increases in the third quarter and first nine months of 2008 are more attributable to a change in the mix of our freight, reflecting growth in our spot quote and container shipments, and changes in customer shipping patterns. As transportation costs have increased, we believe shippers are increasingly consolidating their shipments into larger units to ship less frequently at lower costs per hundredweight. This trend appears to be gaining momentum, as evidenced by the increase in tonnage in the third quarter despite the decline in shipments. We attribute our growth in tonnage primarily to increases in market share in our existing areas of operations. As we continue to expand our geographic reach and increase our full-state coverage, we believe we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality regional and inter-regional service. While we experienced an overall increase in tonnage during the third quarter, freight demand softened throughout the third quarter and our tonnage has declined slightly in October. We believe that freight demand in the LTL industry will not improve until there is a general recovery in the domestic economy or a significant decrease in industry capacity. As a result, we could experience additional declines in our shipments and tonnage.

Revenue per hundredweight increased 7.2% to $14.28 in the third quarter of 2008 from $13.32 in the same quarter of the prior year and increased 6.3% to $14.08 from $13.24 in the first nine months of 2007.

Revenue per hundredweight in both the quarter and year-to-date periods benefited from an increase in fuel surcharge revenue that resulted from the significant increase in the price of diesel fuel during these two periods. Excluding fuel surcharges, revenue per hundredweight decreased 1.5% and 1.4% in the third quarter and first nine months of 2008, respectively. These declines were substantially the result of the increase in weight per shipment and decline in length of haul for both periods. As a result, revenue per shipment, excluding fuel surcharges, increased 16.2% for the quarter and 12.8% for the first nine months of 2008 when compared to the prior-year periods.

The pricing environment in the LTL industry was extremely competitive throughout the first nine months of 2008. While we believed industry pricing was beginning to stabilize late in the second quarter of 2008, it progressively deteriorated in the third and early fourth quarters. There could be continued pressure on pricing due to the slowdown in freight tonnage, the lack of the typical build in freight volumes during the third and early fourth quarters, which is the peak shipping season, and the ongoing unrest in the domestic and global economies. We intend to maintain our disciplined approach to pricing by keeping our service at superior levels, thus creating additional value to our customers. We believe our rational and measured approach to the current pricing environment will be in our best long-term interest. However, competitive forces may result in some short-term erosion in our pricing and shipment volumes, which could have a material adverse impact on our revenue and net income.

Fuel surcharge revenue increased to 19.7% of revenue from 12.5% for the third quarter of 2007 and increased to 18.3% of revenue from 11.8% for the first nine months of 2007. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. There are many components, including the fuel surcharge, included in the overall negotiated price for our transportation services with our customers. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased to 50.4% and 51.6% of revenue for the third quarter and first nine months of 2008, respectively, from 54.1% and 53.7% in the comparable periods of the prior year. These decreases, as a percent of revenue, are generally the result of the increase in pricing and increased productivity in our linehaul, P&D and platform operations, all of which helped to minimize the impact of the annual general wage increase provided to our workforce in September 2007 and 2008.

Driver wages decreased to 20.3% of revenue from 22.3% in the third quarter of 2007 and decreased to 20.6% from 22.0% in the first nine months of 2007. In our linehaul operations, we increased our laden load averages 2.8% and 1.1% for the quarter and nine-month periods, respectively. We were also able to effectively match our P&D labor with shipment volume and utilize our technological capabilities, both of which contributed to an increase in P&D shipments per hour of 2.9% and 1.7% in the third quarter and first nine months of 2008, respectively. Platform wages decreased to 6.5% of revenue from 7.3% in the third quarter of 2007 and decreased to 6.6% from 7.3% in the first nine months of 2007. Platform pounds handled per hour increased 10.6% and 8.3% for the third quarter and first nine months of 2008, respectively, primarily as a result of the increase in weight per shipment for the comparable periods.

Employee benefit costs decreased to 29.0% of payroll for the third quarter of 2008 from 29.3% for the third quarter of 2007 and increased to 30.6% for the first nine months of 2008 from 29.2% for the prior-year period. The increase in the first nine months of 2008 is attributable to rising group health and dental costs, which increased to 10.4% of total salary and wages from 8.9% in the first nine months of 2007. We experienced an increase in the number of high loss claims in 2008, which resulted in an increase in our average monthly payout for claims of 16.9% and 19.7% for the third quarter and first nine months of 2008, respectively. For the third quarter of 2008, group health and dental costs increased to 10.0% of total salary and wages from 8.7%; however, these costs were offset by favorable experience in the cost of our workers’ compensation and long-term disability benefits.

Operating supplies and expenses increased to 20.7% of revenue from 17.2% for the third quarter of 2007 and increased to 20.8% of revenue from 16.3% for the first nine months of 2007. The increases for both periods are primarily due to the significant rise in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. These costs increased 53.1% from the third quarter of 2007 due primarily to a significant increase in the price of diesel fuel, which was offset slightly by a 1.2% decrease in gallons consumed. We were able to decrease our consumption of fuel in the third quarter of 2008 despite an increase in our miles traveled due to the implementation of initiatives designed to improve our miles per gallon. Diesel fuel costs, excluding fuel taxes, increased 63.7% in the first nine months of 2008, which was also due to rising fuel prices and a 3.9% increase in gallons consumed. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Insurance and claims expenses, primarily consisting of third-party insurance premiums and self-insured costs for auto liability and cargo claims, increased to 2.0% of revenue from 1.8% for the third quarter of 2007 and decreased to 1.9% of revenue from 2.5% for the first nine months of 2007. We choose to self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. Our auto liability claims experience under our retention level increased to 0.8% of revenue for the third quarter of 2008 from 0.4% for the comparable prior-year period but remained relatively consistent for the year-to-date periods compared. The increase in these costs in the third quarter of 2008 is primarily due to adjustments to reserves for claims incurred in prior periods, for which the estimated loss on each claim may increase or decrease as the claim develops. Our cargo claims experience has improved significantly in 2008, following the completion of our implementation of several initiatives that began in 2007. As a result, we have decreased expenses for cargo claims by $3,833,000, or 31.0%, in the nine-month period and improved our cargo claims ratio to historically low levels.

Depreciation and amortization expenses decreased to 5.3% and 5.4% of revenue for the third quarter and first nine months of 2008 from 5.7% in the comparable periods of the prior year. These decreases are the result of a planned a reduction in our capital expenditures for revenue equipment in 2008 compared to our equipment purchases in recent years to appropriately match our fleet size with freight demands.

Our effective tax rate was 39.0% for the third quarter and first nine months of 2008 compared to 36.0% and 37.9% for the third quarter and first nine months of 2007, respectively. The annual effective tax rate was favorably impacted in the third quarter of 2007 by a year-to-date adjustment for the impact of alternative fuel tax credits for the use of propane in our operations. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, cash and short-term investments and available borrowings under the senior unsecured revolving credit agreement pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”). Expansion in both the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth have required continued investment in real estate and equipment. In order to support these requirements in the first nine months of 2008, we purchased property and equipment totaling $106,619,000 and paid $7,267,000 to acquire certain business assets through acquisitions. Cash flows from operations and proceeds from the sale of property and equipment completely funded these expenditures and allowed us to increase our balance of cash and short-term investments during the first nine months of 2008. At September 30, 2008, cash and short-term investments increased to $39,912,000 from $30,703,000 at December 31, 2007.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $185,000,000 to $195,000,000 for the year ending December 31, 2008. Of our capital expenditures, approximately $125,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $55,000,000 is allocated for the purchase of tractors and trailers; and approximately $10,000,000 is allocated for investments in technology. We plan to fund these capital expenditures primarily through cash flows from operations.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisitions, for the nine-month period ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005:

(In thousands)	Nine Months Ended Sept. 30, 2008
		Year Ended December 31,
		2007	2006	2005
Land and structures	$57,847	$72,286	$82,011	$33,157
Tractors	16,930	52,807	59,759	50,457
Trailers	19,688	43,793	49,209	52,949
Technology	5,532	9,582	10,265	9,518
Other	10,469	21,955	12,878	9,710
Proceeds from sale	(2,955)	(5,228)	(5,626)	(5,221)

Total	$107,511	$195,195	$208,496	$150,570

With the exception of borrowings pursuant to the Credit Agreement, if any, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. Also, we do not use fuel hedging instruments, but our tariff provisions and contracts generally allow for fuel surcharges to be implemented when fuel prices exceed stipulated levels.

Our senior notes and Credit Agreement limit the amount of dividends that may be paid to shareholders pursuant to certain financial ratios. Our Credit Agreement, which has more stringent requirements than the senior notes, limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in first nine months of 2008, and we have no plans to declare or pay a dividend in 2008.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. We do not anticipate a decline in business levels or financial performance that would cause us to violate any such covenants, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet seasonal and long-term capital needs.

In October 2008, Wachovia Corporation (“Wachovia”) announced that its Board of Directors had approved a proposal from Wells Fargo & Company (“Wells Fargo”) to purchase Wachovia, including all of its banking and other operations. Wachovia has committed $52,500,000 of the total $225,000,000 line of credit commitments pursuant to the terms of our existing Credit Agreement. Of the $52,500,000 line of credit commitments, $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements or initiates overnight investments for excess cash balances. In addition, Wachovia serves as the administrative agent for the other lenders in the Credit Agreement. We do not expect the proposed merger of Wells Fargo and Wachovia to have an impact on our ability to access the available funds under the Credit Agreement, which is effective until August 10, 2011.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally result in improved operating margins. However, we did not experience such seasonal increases in tonnage this year due primarily to the external factors affecting the economy.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment; the presence of hazardous materials on our properties and in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2008 or fiscal year 2009.

Forward-Looking Information

Forward-looking statements in this report, including, without limitation, statements relating to future events or our future financial performance, appear in the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other written and oral statements made by or on behalf of us, including, without limitation, statements relating to our goals, strategies, expectations, competitive environment, regulation and availability of resources. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual events and results to be materially different from those expressed or implied herein, including, but not limited to, the following: (1) the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient in recovering our operating expenses; (2) the negative impact of any unionization of the Company’s employees; (3) the challenges associated with executing the Company’s growth strategy; (4) the Company's exposure to claims related to cargo loss and damage, property damage, personal injury, workers' compensation, long-term disability and group health and the cost of insurance coverage above retention levels; (5) the Company’s exposure to other lawsuits and claims related to our services; (6) various economic factors such as economic recessions and downturns in customers' business cycles and shipping requirements; (7) the Company's significant ongoing cash requirements and uncertainty of the current credit markets; (8) the price and availability of diesel fuel; (9) difficulty in attracting or retaining qualified drivers; (10) the availability and cost of new equipment; (11) the costs and potential for liabilities related to compliance with, or violations of, existing or future governmental laws and regulations; (12) seasonal trends in the industry, including the possibility of harsh weather conditions; (13) the Company's dependence on key employees; (14) changes in the Company's goals and strategies, which are subject to change at any time at the discretion of the Company; and (15) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit agreements, if any, which have variable interest rates. A 100 basis point increase in the average interest rate on this agreement would not have a material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

We are exposed to interest rate and market risk related to our short-term investments. However, we invest in high quality investment grade securities with interest reset periods generally between 1 to 35 days. A 100 basis point decrease in the average interest rate on our short-term investments would not have a material effect on our operating results. The majority of our excess cash is now invested in money market funds that are included in “Cash and cash equivalents” on our Balance Sheets. We have not experienced any losses in the investment of our cash in money market funds and short-term securities and the share price of our money market funds is currently guaranteed under the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. At September 30, 2008, there were no auction rate securities included in our balance of short-term investments.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At September 30, 2008, the cash value for variable life insurance contracts was $8,407,000 of the total $13,802,000 of net cash values for all life insurance contracts included on our balance sheet in “Other assets.” Variable life insurance contracts expose the Company to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have an $841,000 impact on our operating results.

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

Our business is highly capital intensive. While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and available borrowings under our existing senior unsecured credit agreement, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our planned capital expenditures, we will be forced to limit our growth and operate our trucks for longer periods of time, which could have a material adverse effect on our operating results.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OLD DOMINION FREIGHT LINE, INC.

DATE: November 7, 2008	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: November 7, 2008	/s/ John P. Booker, III
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