Form 10-K
period 2008-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2009-03-02
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Zip Code)

(336) 889-5000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.10 par value)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was $662,707,351, based on the closing sales price as reported on the NASDAQ Global Select Market.

As of February 26, 2009, the registrant had 37,284,675 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Forward-Looking Information

Forward-looking statements appear in this Annual Report, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

Our forward-looking statements are based on our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements (i) as these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumption, beliefs, expectations and projections about future events may differ materially from actual results. The Company undertakes no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made.

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, references in this report to “Old Dominion”, the “Company”, “we”, “us” and “our” refer to Old Dominion Freight Line, Inc.

General

Old Dominion is a leading non-union less-than-truckload (“LTL”) motor carrier providing multi-regional service among six regions in the United States and next-day and second-day service within each of these regions. We operate as one business segment and offer an expanding array of innovative products and services through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology with direct service to 48 states within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. We plan to continue to expand our service center network, as opportunities arise, to complete our full-state coverage throughout the continental United States. We expect the additional service centers necessary to achieve this goal will provide a platform for future growth and help ensure that our service center network has sufficient capacity. In addition to our domestic LTL services, we offer container delivery services to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited, logistical and warehousing services for both our domestic and global markets.

We have grown substantially through both strategic acquisitions and internal growth. Prior to 1995, we provided inter-regional service to major metropolitan areas from, and regional service within, the Southeast region of the United States. Since 1995, we have expanded our infrastructure to provide next-day and second-day service within five additional regions, as well as expanded inter-regional service among those regions. From 1995 through December 31, 2008, we increased our number of service centers from 53 to 206 and our states directly served from 21 to 48. We believe that our present infrastructure will enable us to increase freight density, which is the volume of freight moving through our network, and thereby improve our profitability.

We are committed to providing our customers with high quality and value-driven service. We provide consistent customer service from a single organization, offering our customers information and pricing from one point of contact. Our multi-regional competitors that offer inter-regional service typically do so through independent companies or with separate points of contact within different operating segments, which can result in inconsistent service and pricing, as well as poor shipment visibility. Our integrated structure allows us to offer our customers consistent and continuous service across all areas of our operations and for each of our service products.

Old Dominion was founded in 1934 and incorporated in Virginia in 1950. Our principal executive offices are at 500 Old Dominion Way, Thomasville, North Carolina, 27360. Please refer to the Balance Sheets and Statements of Operations included in Item 8, “Financial Statements and Supplementary Data” of this report for information regarding our total assets, revenue from operations and net income.

Our Industry

Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: truckload and LTL. Truckload carriers generally provide an entire trailer to one customer from origin to destination. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route those shipments through service centers, where freight may be transferred to other trucks with similar destinations for delivery.

In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. The significant capital that LTL motor carriers must commit to create and maintain a network of service centers and a fleet of tractors and trailers makes it difficult for start-up or small operations to effectively compete with established companies. In addition, successful LTL motor carriers generally employ, and continuously update, a high level of technology to provide information to customers and to reduce operating costs.

Service Center Operations

At December 31, 2008, we conducted operations through 206 service center locations, of which we own 108 and lease 98. We operate major breakbulk facilities in Atlanta, Georgia; Rialto, California; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; and Dallas, Texas, while using some smaller service centers for limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country to provide the highest quality service and minimize freight rehandling costs.

Each of our service centers is responsible for the pickup and delivery of freight within its service area. Each service center loads outbound freight by destination the day it is picked up. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to ensure quality service and efficient operations.

While we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or several other gateways, such as our web site, electronic data interchange (“EDI”), automated voice response systems and automated fax systems. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and our customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service products.

Linehaul Transportation

Linehaul dispatchers are centralized at our corporate office and control the movement of freight among service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our senior management continuously monitors freight movements, transit times, load factors and other productivity measurements to ensure that we maintain our highest levels of service and efficiency.

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible workforce rules and by primarily using twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo loss and damage expenses. We also utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be hauled behind a tractor than could otherwise be hauled by one large trailer.

Tractors, Trailers and Maintenance

At December 31, 2008, we owned 5,058 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2008, we operated a fleet of 20,067 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment meeting our specifications from other trucking companies.

At various times, we have also acquired tractors and trailers through our acquisition of business assets from other carriers. The purchase of pre-owned equipment can provide an excellent value, but can increase our fleet’s average age. The table below reflects, as of December 31, 2008, the average age of our tractors and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age (in years)
Linehaul tractors	2,699	2.6
P&D tractors	2,359	7.1
P&D trucks	105	3.8
Linehaul trailers	14,365	7.7
P&D trailers	5,702	11.6

We develop certain specifications for tractors and trailers and then negotiate the production and purchase of this equipment with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe that there is sufficient capacity among suppliers to ensure an uninterrupted supply of equipment to support our operations.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2008, 2007 and 2006. Our capital expenditures for tractors and trailers in 2008 were lower than 2007 and 2006, as we were able to effectively utilize our existing fleet in 2008 to meet our freight demands. As a result, our purchases were limited to replacing a portion of the equipment being retired through the normal replacement cycle, as compared to the capital expenditures in 2007 and 2006, when we both replaced equipment and increased capacity to support our growth and geographic expansion.

	Year ended December 31,
(In thousands)	2008	2007	2006
Tractors	$27,516	$52,807	$59,759
Trailers	20,599	43,793	49,209

Total	$48,115	$96,600	$108,968

At December 31, 2008, we had major maintenance operations at our service centers in Rialto, California; Denver, Colorado; Atlanta, Georgia; Indianapolis, Indiana; Kansas City and Parsons, Kansas; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; Dallas, Texas; and Salt Lake City, Utah. In addition, seventeen other service center locations are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to ensure our fleet is properly maintained. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment was utilized. P&D tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2008, we had a sales staff of 461 employees. We compensate our sales force, in part, based upon on-time service performance, revenue generated and Company and service center profitability, which we believe helps motivate our employees to achieve our service, growth and profitability objectives.

We utilize a computerized freight-costing model to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight-costing model to simulate the actual conditions under which the freight will be moved. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years, and typically choose to enter into contractual arrangements with a limited number of motor carriers based upon price and service.

Revenue is generated from many customers and locations primarily across the United States and North America. In 2008, our largest customer accounted for approximately 2.7% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 5.4%, 10.4% and 16.5% of our revenue, respectively. For each of the previous three years, more than 90% of our revenue was derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our revenue base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer. For information concerning total revenue for each of the last three fiscal years, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

The transportation industry is highly competitive on the basis of both price and service. At December 31, 2008, we were the sixth largest LTL carrier in the United States, as measured by revenue. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. Competition is based primarily on service, price and business relationships. We believe that we are able to compete effectively in our markets by providing high-quality and timely service at competitive prices.

We believe our transit times are generally faster than those of our principal national competitors. We believe this performance is due primarily to our more efficient service center network, use of team drivers and investment in technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional and inter-regional services enable us to provide our customers with a single source to meet their LTL shipping needs, and we believe this provides us with a distinct advantage over our regional, multi-regional and national competition.

We also believe we have a significant advantage over our unionized LTL competition. Advantages provided by our non-union operations include flexible work schedules and the ability of our employees to perform multiple tasks, which we believe result in greater productivity, customer service, efficiency and cost savings.

We compete with several larger transportation service providers, each of which may have more equipment, a broader coverage network and a wider range of services than we have. Our larger competitors may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy. This could potentially limit our ability to maintain or increase prices, and could also limit our growth in shipments and tonnage.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third quarter and early fourth quarter, which generally results in improved operating margins for those periods. This typical build in freight volumes did not occur in 2008 due to the economic downturn, which increased the competitiveness of our industry.

Technology

We continually upgrade our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We employ vehicle safety systems, freight handling systems and logistics technology to reduce costs and transit times. Our principal technologies include:

•

www.odfl.com – We continuously update our web site with current information, including service products, coverage maps, financial data, news releases, corporate governance matters, employment opportunities and other information of importance to our customers, investors and employees. Customers may also use our web site to: receive rate estimates; schedule pickups; trace shipments; check transit times; and view or print shipping documents, among other things.

•

odfl4me.com – Customers may also manage their shipping needs by registering on the secure area of our web site, odfl4me.com, which provides access to: enhanced shipment tracing; customizable reports; document archives; on-line cargo claims processing; interactive bills of lading; and customized rate estimates for customer-specific pricing programs.

•

Electronic Data Interchange – For our customers who prefer to exchange information electronically, we provide a number of EDI options with flexible formats, File Transfer Protocol servers and a multitude of web-service alternatives. Our customers can transmit or receive invoices, remittance advices, shipping documents, bills of lading and shipment status information, as well as other customized information.

•

Radio Frequency Identification System – Our automated arrival/dispatch system monitors equipment location and freight movement throughout our network. Transponders are attached to the equipment in our fleet to enable readers to automatically record arrivals and departures, eliminating the need for manual entry and providing real-time freight tracing capabilities for our customers and employees.

•

Dock Yard Management (DYM) System – The DYM system records the status of shipments moving within our freight handling systems through a network of handheld and fixed mounted computers on our freight docks, switching tractors and forklifts. Each barcoded shipment is monitored by these devices, which provides for real-time tracing and freight management.

•

Handheld Computer System – Handheld computers provide direct communication to our freight handling systems and allow our drivers to capture information during pickups and deliveries, including individual pieces and weights as well as origin and destination shipping points. Timely pickup information allows for better direct loading and more efficient scheduling of linehaul operations and provides our customers real-time visibility of their supply chain.

•

P&D Optimization System – This mapping system is utilized by our service centers to improve the efficiency of P&D routes. The optimization of our P&D routes improves the efficiency of our operations, reduces costs and reduces transit times. In addition, this system enhances labor productivity by determining proper staffing and providing the most efficient freight loading patterns at our service centers.

•

Lane Departure Warning Systems – Lane departure warning systems consist of vehicle-mounted cameras, an onboard computer and sophisticated software that monitors the position of our vehicles in relation to highway lane markings. The system is designed to emit an audible warning signal, or “rumble strip” effect, from either side of the vehicle cabin, in the event the vehicle crosses a highway marking. We began to require these systems in our specifications for all new tractor purchases in 2008 and retrofitted a portion of our existing tractor fleet. As a result, the systems are utilized in approximately 55% of our fleet.

•

Onboard Computer System – We plan to install onboard computer systems on our new tractor purchases beginning in 2009, after the completion of a successful pilot program in 2008. These devices have global positioning system capabilities and should improve our service and reduce costs. We will be able to use these systems to monitor fuel efficiency, P&D efficiency metrics and improve driver safety. We will also integrate these computer systems with our lane departure warning systems, which can allow for real-time driver safety monitoring as well as the ability to electronically log driver hours.

Insurance

We carry a significant amount of insurance with third-party insurance carriers and we self-insure a portion of this risk. We are currently self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are responsible for workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles. Group health claims are self-insured up to $325,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

We believe that our policy of self-insuring a portion of our risk, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We also believe that our current insurance coverage is adequate to cover our liability risks.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. Although we maintain fuel storage and pumping facilities at 36 of our service center locations, we may experience shortages at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. As a result of higher diesel fuel costs, we implemented a fuel surcharge program in August 1999 that has remained in effect since that time and has become one of many components in the overall price for our transportation services. Our fuel surcharges are generally indexed to the U.S. Department of Energy’s (the “DOE”) published fuel prices that reset each week. Our management believes that our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Diesel fuel costs, including fuel taxes, totaled 16.8% and 14.1% of revenue in 2008 and 2007, respectively.

Employees

As of December 31, 2008, we employed 10,864 individuals on a full-time basis in the following categories:

Category	Number of employees
Drivers	5,610
Platform	1,797
Fleet technicians	367
Sales	461
Salaried, clerical and other	2,629

As of December 31, 2008, we employed 2,788 linehaul drivers and 2,822 P&D drivers on a full-time basis. All of our drivers are selected based upon safe driving records and experience. Each of our drivers is required to pass a drug test and have a current U.S. Department of Transportation (“DOT”) physical and a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers are also required to take drug and alcohol tests, by random selection.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program”. Since its inception in 1988, 2,551 individuals have graduated from this program, from which we have experienced an annual turnover rate of approximately 10%. We believe our driver training and qualification programs have been important factors in improving our safety record. Drivers with safe driving records are rewarded with bonuses payable each year. Driver safety bonuses paid during 2008 and 2007 were $2,035,000 and $1,154,000, respectively. We increased this incentive for our drivers in 2008 by raising the maximum bonus amount from $1,000 to $3,000.

Our focus on communication and the continued education, development and motivation of our employees helps to ensure that we maintain an excellent relationship with our employees. There are no employees represented under a collective bargaining agreement, which we believe is an important factor in our continued success.

Governmental Regulation

We are subject to regulation by the Federal Motor Carrier Safety Administration, the Pipeline and Hazardous Materials Safety Agency and the Surface Transportation Board, which are agencies within the DOT, as well as the regulations of various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, certain mergers, consolidations and acquisitions, and periodic financial reporting. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration within the U.S. Department of Homeland Security.

The trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: (i) increasingly stringent environmental and occupational safety and health regulations; (ii) limits on vehicle weight and size; (iii) ergonomics; and (iv) hours of service. These changes may affect our business or the economics of our industry by requiring changes in operating practices, or by influencing the demand for and increasing the costs of providing our services.

The cost of compliance with applicable laws and regulations has not materially impacted our results of operations or financial condition, and we believe that this will continue to be the case.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of future compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2009 or fiscal year 2010.

Available Information

Through our web site, http://www.odfl.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, as soon as practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (“SEC”). The public may read or copy any document we file with the SEC at the SEC’s web site, http://www.sec.gov (File No. 0-19582), or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The SEC can be reached at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Information contained on our web site is neither part of nor incorporated by reference in this Form 10-K or any other report we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Various factors exist that could cause our actual results to differ materially from those projected in any forward-looking statement. In addition to the factors discussed elsewhere in this report, we believe the following are some of the important risk factors that could materially affect our business, financial condition or results of operations:

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

•

some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue growth;

•	many customers reduce the number of carriers they use by selecting “core carriers,” as approved transportation service providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and pricing policies.

If our employees were to unionize, our operating costs would increase and our ability to compete would be impaired.

None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. We can offer no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization such as the Employee Free Choice Act (“EFCA”).

The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations because:

•	some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages;

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency;

•	restrictive work rules could impair our service reputation and limit our ability to provide next-day services;

•	a strike or work stoppage would negatively impact our profitability and could damage customer and employee relationships; and

•	an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding our geographic footprint and broadening the scope of our service offerings. In connection with our growth strategy, at various times, we have purchased additional equipment, expanded and upgraded service centers, hired additional personnel and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	geographic expansion and acquisitions require start-up costs that could expose us to temporary losses;

•

growth and geographic expansion is dependent on the availability of real estate. Shortages of suitable real estate may limit our geographic expansion and might cause congestion in our service center network, which could result in increased operating expenses;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs;

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges; and

•	growth through acquisition could require us to temporarily match existing freight rates of the acquiree’s markets, which may be lower than the rates that we would typically charge for our services.

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

Our customers and suppliers’ business may be impacted by the current downturn in the worldwide economy and disruption of financial markets.

Current economic conditions have adversely affected and may continue to adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, because of the disruptions to the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter.

Our supplier’s business levels have also been and may continue to be adversely affected by current economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient financing.

Our business is highly capital intensive. Our purchases of property and equipment in 2008 and 2007 were $181,499,000 and $186,828,000, respectively. We expect our net capital expenditures for 2009 to be approximately $190,000,000. While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and available borrowings under our existing senior unsecured credit agreement, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, capital may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our planned capital expenditures, we will be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. We have a $225,000,000 senior unsecured revolving credit facility that matures on August 10, 2011, which we believe provides us with a sufficient source for borrowing as needed. If any of the financial institutions that have extended credit commitments to us are or continue to be adversely affected by current economic conditions and disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel is a significant operating expense. We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results, unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers. Historically, we have been able to offset significant increases in diesel fuel prices through fuel surcharges to our customers, and we were able to minimize the negative impact on our profitability in 2008 that resulted from the rapid and significant increase to the cost of diesel fuel. Depending on the base rate and fuel surcharge levels agreed upon by individual shippers, a rapid and significant decline in the cost of diesel fuel could also have a material adverse effect on our operating results. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. While we have historically been able to adjust our pricing to offset changes to the cost of diesel fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.

Although we maintain fuel storage and pumping facilities at 36 of our service center locations, we may experience shortages in the availability of diesel fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

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

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model year 2007. These regulations have resulted in higher prices for tractors and diesel engines and increased fuel and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and operations.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. In addition, the trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: (i) increasingly stringent environmental, occupational safety and health regulations; (ii) limits on vehicle weight and size; (iii) ergonomics; and (iv) hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing transportation services.

Our financial results may be adversely impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements, such as a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards, could change the way we record revenues, expenses, assets and liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations or access to capital.

Our results of operations may be affected by seasonal factors and harsh weather conditions.

Our operations are subject to seasonal trends common in the trucking industry. Our operating margins in the first quarter are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in increased operating expenses.

Our information technology systems are subject to certain risks that we cannot control.

Our information systems, including our accounting systems, are dependent upon third-party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Although we have implemented redundant systems and network security measures, our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services.

If we are unable to retain our key employees, our financial condition, results of operations and cash flows could be adversely affected.

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operation and liquidity.

Our principal shareholders control a large portion of our outstanding common stock.

Earl E. Congdon, John R. Congdon and members of their respective families beneficially own approximately one-third of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they will be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 30.1 acres of land. At December 31, 2008, we operated 206 service centers, of which 108 were owned and 98 were leased. We own all of our major breakbulk facilities, which are listed below with the number of doors as of December 31, 2008.

Service Center	Doors
Harrisburg, Pennsylvania	305
Morristown, Tennessee	247
Dallas, Texas	234
Atlanta, Georgia	227
Indianapolis, Indiana	223
Greensboro, North Carolina	219
Memphis, Tennessee	169
Rialto, California	152

These facilities are strategically dispersed over the states in which we operate. At December 31, 2008, the terms of our leased properties ranged from month-to-month to a lease that expires in 2023. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own thirteen non-operating properties, all of which are held for lease. Eight of these properties are leased with lease terms that range from month-to-month to a lease that expires in 2011.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position, liquidity or results of operations.

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major LTL motor carriers and large transportation companies offering LTL services (together, “the Defendants”). This complaint alleges that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints have been filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the U.S. District Court for the Northern District of Georgia, and all of the pending cases were transferred to that court. On May 23, 2008, plaintiffs filed a consolidated amended complaint naming the Company and eight other defendants. The defendants concluded briefing on a motion to dismiss the consolidated amended complaint, and on January 28, 2009, the motion to dismiss was granted without prejudice by the U.S. District Court. The plaintiffs are permitted to file a motion to amend the complaint on or before March 16, 2009. We believe that these allegations have no merit and intend to vigorously defend ourselves in the event that the plaintiffs amend their complaint prior to this date. Due to the nature and status of these claims, we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any, in these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ODFL. At February 24, 2009, there were approximately 8,781 holders of our common stock, including 152 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2008 or 2007, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2009. For information concerning restrictions on our ability to make dividend payments, see Liquidity and Capital Resources in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 in Item 8, “Financial Statements and Supplementary Data” of this report.

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$33.62	$33.58	$40.09	$30.60
Low	$20.31	$27.00	$26.74	$18.47

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$33.78	$33.65	$32.57	$25.65
Low	$24.45	$27.67	$23.82	$20.41

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2003, in (i) our Common Stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) the NASDAQ Stock Market (US) for the five-year period ended December 31, 2008:

Cumulative Total Return

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Old Dominion Freight Line, Inc	$100	$153	$178	$159	$153	$188
NASDAQ Trucking and Transportation Stocks	$100	$128	$134	$156	$167	$107
The NASDAQ Stock Market (US)	$100	$109	$111	$122	$132	$64

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2008	2007	2006	2005	2004
Operating Data:
Revenue from operations	$1,537,724	$1,401,542	$1,279,431	$1,061,403	$824,051
Total operating expenses	1,408,654	1,271,605	1,148,946	963,818	753,443
Operating income	129,070	129,937	130,485	97,585	70,608
Income before cumulative effect of accounting change	68,677	71,832	72,569	53,883	38,992
Cumulative effect of accounting change, net	—	—	—	408	—
Net income	68,677	71,832	72,569	53,475	38,992
Per Share Data:
Diluted earnings per share before cumulative effect of accounting change	1.84	1.93	1.95	1.45	1.06
Diluted earnings per share	1.84	1.93	1.95	1.43	1.06
Balance Sheet Data:
Current assets	209,230	216,277	256,367	150,213	122,537
Current liabilities	142,190	127,723	121,546	111,028	93,820
Total assets	1,074,905	981,048	892,193	641,648	504,733
Long-term debt (including current maturities)	251,989	263,754	274,582	128,956	79,454
Shareholders’ equity	558,129	489,452	417,620	345,051	291,528
Operating Statistics:
Operating ratio	91.6%	90.7%	89.8%	90.8%	91.4%
Revenue per hundredweight	$13.88	$13.30	$13.16	$12.63	$11.61
Revenue per intercity mile	$4.60	$4.31	$4.32	$4.12	$3.76
Intercity miles (in thousands)	334,219	325,268	296,464	257,900	219,201
Total tons (in thousands)	5,545	5,271	4,859	4,203	3,550
Total shipments (in thousands)	6,691	6,765	6,428	5,751	4,918
Average length of haul (1) (miles)	901	926	922	912	937

(1)	We refined our average length of haul calculation in 2008 by excluding miles from the Company’s agent carriers, which had the effect of lowering this metric slightly. We restated this metric for each year presented in this report, except 2004 for which we were unable to recalculate. The average length of haul calculation in 2004 includes miles to the final destination, which could include miles from the Company’s agent carriers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading non-union less-than-truckload (“LTL”) multi-regional motor carrier providing one- to five-day service among six regions in the United States and next-day and second-day service within these regions. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges and revenue adjustments, excluding adjustments for undelivered freight, are included in this measurement. Although we include revenue for undelivered freight in this measure, we defer such revenue for financial statement purposes in accordance with our revenue recognition policy. Including deferred revenue in our revenue per hundredweight measurements matches total billed revenue with the corresponding shipments, which we believe results in a better indicator of changes in our yields.

•

Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. However, many shippers have recently started to consolidate their shipments in an effort to reduce the impact of the high cost of fuel on their transportation costs. In doing so, these shippers have caused an increase in our weight per shipment by shipping the same volume of goods with fewer shipments.

•

Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By monitoring this metric, we can determine our market share within these lanes of traffic and the growth potential of our service products in those markets.

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

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2008	2007	2006
Revenue from operations	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.3	53.6	53.4
Operating supplies and expenses	19.9	17.0	16.0
General supplies and expenses	2.9	2.9	2.9
Operating taxes and licenses	3.4	3.6	3.6
Insurance and claims	2.3	2.4	2.6
Communication and utilities	1.0	1.1	1.1
Depreciation and amortization	5.7	5.7	5.3
Purchased transportation	2.8	3.1	3.4
Building and office equipment rents	0.9	0.8	0.9
Miscellaneous expenses, net	0.4	0.5	0.6

Total operating expenses	91.6	90.7	89.8

Operating income	8.4	9.3	10.2
Interest expense, net *	0.8	0.9	0.8
Other expense, net	0.2	0.1	0.1

Income before income taxes	7.4	8.3	9.3
Provision for income taxes	2.9	3.2	3.6

Net income	4.5%	5.1%	5.7%

*	For the purpose of this table, interest expense is presented net of interest income.

2008 Compared to 2007

Key financial and operating metrics for 2008 and 2007 are presented below:

	2008	2007	Change	% Change
Work days	254	253	1	0.4%
Revenue (in thousands)	$1,537,724	$1,401,542	$136,182	9.7%
Operating ratio	91.6%	90.7%	0.9%	1.0%
Net income (in thousands)	$68,677	$71,832	$(3,155)	(4.4)%
Basic and diluted earnings per share	$1.84	$1.93	$(0.09)	(4.7)%
Total tons (in thousands)	5,545	5,271	274	5.2%
Shipments (in thousands)	6,691	6,765	(74)	(1.1)%
Revenue per hundredweight	$13.88	$13.30	$0.58	4.4%
Weight per shipment (lbs.)	1,657	1,558	99	6.4%
Average length of haul (miles)	901	926	(25)	(2.7)%
Revenue per shipment	$229.99	$207.24	$22.75	11.0%

We remained true to our long-term strategy in 2008 by providing consistent on-time service, maintaining price discipline and driving additional operating efficiencies into our processes, despite one of the most challenging operating environments we have ever experienced. We were faced with record high fuel prices in the first half of 2008, which contributed to the overall increase in our operating expenses. As fuel prices began to decline, the domestic economy slipped into a recession causing significant and further declines in tonnage for the industry. As a result, pricing emerged as a primary driver of competition. While we maintained a commitment to our pricing philosophy and achieved productivity improvements, these factors were not sufficient to overcome our increased operating expenses and the negative impact of the recessionary economy. As a result, our earnings per diluted share decreased 4.7% to $1.84 for 2008 and our operating ratio increased 90 basis points to 91.6%. We believe our strategy of providing high service levels, maintaining price discipline and aggressively managing costs proved to be the best course of action in the LTL marketplace in 2008 and minimized much of the negative impact on our financial performance caused by increased competition and the downward spiral of the economy.

Despite the challenges in 2008, our revenue increased 9.7% to $1,537,724,000, which was driven by a 5.2% increase in total tonnage shipped and a 4.4% increase in revenue per hundredweight. The 5.2% increase in tonnage shipped resulted from a 6.4% increase in weight per shipment that was partially offset by a 1.1% decrease in the number of shipments. While an increase in weight per shipment is generally an indication of an improving economy, we believe the increase in 2008 is more attributable to changes in customer shipping patterns as transportation costs increased. We believe shippers are increasingly consolidating their shipments into larger units to ship less frequently at lower costs per hundredweight. Our mix of freight in 2008 reflects growth in truckload shipments, spot quotes and container shipments, all of which have an average higher weight per shipment.

We attribute our growth in tonnage primarily to increases in market share in our existing areas of operations. While we increased the total number of service centers in our network to 206 at December 31, 2008 from 192 at December 31, 2007, over 95% of our revenue was produced from service centers open for more than one year. As we continue to expand our geographic reach, increase our full-state coverage and increase our service capabilities, we believe we will continue to gain additional market share from our existing customers and new customers who seek consistent, high-quality and value-driven service. While we experienced an overall increase in tonnage for 2008, freight demand weakened throughout the second half of the year and our tonnage declined 4.9% during the fourth quarter. We believe that freight demand in the LTL industry will not improve until there is a general recovery in the domestic economy or a significant decrease in industry capacity. As a result, we could experience additional declines in our shipments and tonnage in 2009.

Revenue per hundredweight increased 4.4% to $13.88 from $13.30 in 2007. Revenue per hundredweight for 2008 reflects the impact of the general rate increase on our base rates and minimum charges for certain tariffs implemented on February 11, 2008, as well as an increase in fuel surcharge revenue that resulted from the increase in the average price of diesel fuel during the year. Excluding fuel surcharges, revenue per hundredweight decreased 1.4% in 2008. Our revenue per hundredweight was also negatively impacted by the increase in weight per shipment as well as the 2.7% decline in the average length of haul.

The pricing environment in the LTL industry was extremely competitive throughout 2008. The competitiveness intensified in the second half of the year as the historical seasonal increase in freight volumes did not materialize. As a result, many carriers in our industry reduced their prices in an attempt to minimize declines in tonnage and shipment volumes. Although we increased the volume of freight moving through our service center network, we did so while maintaining our basic pricing philosophy of evaluating each individual account for profitability in an effort to maintain rational pricing for our services. We intend to maintain our disciplined approach to pricing by keeping our service at superior levels, thus creating additional value to our customers. We believe our rational and measured approach to the current pricing environment will be in our best long-term interest. However, a prolonged recession and competitive forces may result in some short-term erosion in our pricing and shipment volumes, which could have a material adverse impact on our revenue and net income.

Fuel surcharge revenue increased to 17.2% of revenue from 12.4% in 2007. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price for our transportation services with our customers. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Salaries, wages and benefits decreased to 52.3% of revenue in 2008 from 53.6% in 2007. While we were able to improve the productivity of our linehaul, P&D and platform operations, the decrease, as a percent of revenue, primarily resulted from the overall increase in revenue. The productivity improvements, however, helped minimize the impact of the annual general wage increase provided to our workforce in September 2007 and 2008 and the deleveraging effect of the fourth quarter decline in tonnage.

Driver wages decreased to 21.0% of revenue in 2008 from 22.1% in 2007. We were able to effectively match our labor with the changes in shipment volume during the year while also improving our productivity. In our linehaul operations, we increased our laden load average 1.8%. P&D shipments per hour and P&D stops per hour increased 2.3% and 0.7%, respectively. Platform wages decreased to 6.7% of revenue from 7.3% in 2007. Platform pounds handled per hour increased 10.4%, primarily as a result of the increase in weight per shipment.

Employee benefit costs increased to 30.1% of salaries and wages in 2008 from 28.5% in 2007. The increase is attributable to rising group health and dental costs, which increased to 10.3% of total salary and wages in 2008 from 9.1%, and increased costs associated with our paid time off for employees. We experienced an increase in the severity of our health claims in 2008, which resulted in a 16.3% increase in claim payments as compared to 2007.

Operating supplies and expenses increased to 19.9% of revenue in 2008 from 17.0% in 2007. This increase is primarily due to the significant rise in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. These costs increased 37.2% during the year as a result of a significant increase in the price of diesel fuel and, to a lesser extent, a 0.2% increase in gallons consumed. We were able to minimize our consumption of fuel in 2008 by implementing several initiatives designed to improve our miles per gallon. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization remained consistent at 5.7% of revenue for both 2008 and 2007. We continued to make significant investments in our service center network and revenue equipment in 2008. We purchased eleven service centers and also completed several expansion projects to existing service centers to increase the overall capacity of our service center network. We reduced our capital expenditures for revenue equipment in 2008 as compared to our purchases in recent years to appropriately match our fleet size with freight demands. We also incurred an increase in building and office equipment rents to 0.9% of revenue from 0.8% for 2007, due to an increase in both the number and size of leased facilities.

Other expense, net increased to 0.2% of revenue from 0.1% of revenue in 2007. The increase reflects the decline in the cash value of our variable life insurance contracts related to the Company’s non-qualified deferred compensation plans. The cash value of these contracts was unfavorably impacted by the decline in equity markets during 2008.

Our effective tax rate for 2008 was 39.0% compared to 38.0% in 2007. Our effective tax rate was lower in 2007 as a result of the favorable impact of alternative fuel tax credits for the use of propane in our operations that we became eligible for in 2007 and, to a lesser extent, the resolution of various state tax matters in the first quarter of 2007 that decreased our liability for unrecognized tax benefits. We expect the alternative fuel tax credits will continue to favorably impact our effective tax rate until these credits are no longer available in 2010. Our effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items.

2007 Compared to 2006

Key financial and operating metrics for 2007 and 2006 are presented below:

	2007	2006	Change	% Change
Work days	253	253	—	—
Revenue (in thousands)	$1,401,542	$1,279,431	$122,111	9.5%
Operating ratio	90.7%	89.8%	0.9%	1.0%
Net income (in thousands)	$71,832	$72,569	$(737)	(1.0)%
Diluted earnings per share	$1.93	$1.95	$(0.02)	(1.0)%
Total tons (in thousands)	5,271	4,859	412	8.5%
Shipments (in thousands)	6,765	6,428	337	5.2%
Revenue per hundredweight	$13.30	$13.16	$0.14	1.1%
Weight per shipment (lbs.)	1,558	1,512	46	3.0%
Average length of haul (miles)	926	922	4	0.4%
Revenue per shipment	$207.24	$199.03	$8.21	4.1%

Our 2007 financial results were reflective of a difficult operating environment that became increasingly competitive in terms of pricing throughout the year. Despite the general weakness in the domestic economy and resulting competitive pricing environment, we were able to increase revenue by 9.5% to $1,401,542,000 in 2007 and increase our total tonnage shipped by 8.5%. These accomplishments were the result of the consistent execution of our business strategies in the LTL marketplace, which resulted in increased market share. We also maintained our revenue focus on increasing density, which resulted in producing over 95% of our revenue from service centers open for more than one year and an overall increase in average revenue per service center of 2.5%. Despite our growth in revenue and tonnage during 2007, we were unable to increase our pricing sufficiently to overcome increased operating costs, particularly with respect to the increased cost of diesel fuel. As a result, net income decreased 1.0% to $71,832,000 in 2007 and our operating ratio increased to 90.7% from 89.8% in 2006. Nevertheless, our slightly higher operating ratio in 2007 was the second best we have achieved since becoming a public company in 1991 and reflected our continued focus on managing costs during a period of slower growth and continued gains in efficiency throughout our operations.

Our revenue growth in 2007 was the result of a 5.2% growth in shipments and a 4.1% increase in revenue per shipment. The increase in revenue per shipment consists of increases in both weight per shipment and revenue per hundredweight of 3.0% and 1.1%, respectively, from 2006. Our tonnage increased 8.5% over 2006 from the combination of increases in shipments and weight per shipment. We believe our growth is attributable to our ability to offer a one-source solution for shippers’ regional and inter-regional needs by providing these services through one company, in contrast to many of our principal competitors. Additionally, the expansion of our geographic footprint, as well as increased full-state coverage, has positioned us to become a better shipping alternative for more and more shippers. The increase in weight per shipment in 2007, despite the economic environment, was indicative of our success in gaining market share from larger national shippers.

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

Revenue per hundredweight increased 1.1% to $13.30 from $13.16 in 2006 and includes the impact of the general rate increase on our base rates and minimum charges for certain tariffs we implemented on March 26, 2007. Our revenue per hundredweight in 2007 was negatively impacted by a competitive pricing environment that progressively worsened in the second half of the year and an increase in weight per shipment. As a result of a general slowdown in the domestic economy and a reduction in freight shipped during 2007, many carriers in our industry reduced their prices to increase or maintain tonnage and shipment volumes. While we increased the volume of freight moving through our service center network, we followed our basic pricing philosophy of evaluating each individual account for profitability in an effort to maintain rational pricing for our services. We implemented a general rate increase effective February 11, 2008 in an effort to maintain our disciplined pricing approach; however, a prolonged slowdown in the domestic economy or recession may lead to additional pressure on our pricing metrics and negatively impact our net income and margins.

Fuel surcharge revenue increased to 12.4% of revenue from 11.9% in 2006. Our tariffs and contracts generally provide for a fuel surcharge as diesel fuel prices increase above stated levels, which are generally indexed to the DOE’s published fuel prices that reset each week. This surcharge is recorded as additional revenue and was implemented to offset significant fluctuations in the price of diesel fuel, which is one of the larger components of our operating supplies and expenses. Because of the sustained increase in diesel fuel costs and other petroleum-based products, our freight pricing strategy, as well as that in the LTL industry, has evolved such that the fuel surcharge is one of many components in the overall price for our transportation services. We continuously monitor the components of our pricing, including fuel surcharges, to minimize any negative impact to our profitability that would likely result from a rapid and significant change in diesel fuel prices.

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

Our effective tax rate for 2007 was 38.0% compared to 39.2% in 2006. The decrease in our effective tax rate is due primarily to the impact of alternative fuel tax credits for the use of propane in our operations that we became eligible for in 2007 and, to a lesser extent, the resolution of various state tax matters in the first quarter of 2007 that decreased our liability for unrecognized tax benefits. We expect the alternative fuel tax credits will continue to favorably impact our effective tax rate until these credits are no longer available in 2010. Our effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2008	2007	2006
Cash and cash equivalents at beginning of year	$6,328	$2,564	$986
Cash flows provided by (used in):
Operating activities	196,506	157,736	154,610
Investing activities	(165,799)	(141,246)	(298,046)
Financing activities	(12,931)	(12,726)	145,014

Increase in cash and cash equivalents	17,776	3,764	1,578

Cash and cash equivalents at end of year	$24,104	$6,328	$2,564

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations, cash and cash equivalents and available borrowings under our senior unsecured revolving credit agreement described below. At December 31, 2008, cash and short-term investments decreased to $28,965,000 from $30,703,000 at December 31, 2007.

Despite the current economic environment, we believe that our ability to generate cash from operations, together with our $225,000,000 senior unsecured revolving credit facility and other available methods of financing, will be adequate to meet our operating, investing and financing needs. We believe we also have sufficient access to the capital markets to provide another source of liquidity, if needed. However, there can be no assurance that continued or increased volatility in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through acquisition of business assets and capital leases, for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Land and structures	$118,310	$72,286	$82,011
Tractors	27,516	52,807	59,759
Trailers	20,599	43,793	49,209
Technology	7,688	9,582	10,265
Other	12,413	21,955	12,878
Proceeds from sale	(3,483)	(5,228)	(5,626)

Total	$183,043	$195,195	$208,496

Our capital expenditure requirements are based primarily upon expansion in the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth. In order to support these requirements, we purchased property and equipment of $181,499,000 and paid $7,267,000 to acquire certain business assets through acquisitions. These expenditures were completely funded by cash flows from operations and proceeds from the sale of property and equipment. Our capital expenditures for tractors and trailers in 2008 were lower than 2007 and 2006, as we were able to effectively utilize our existing fleet in 2008 to meet our freight demands. As a result, our purchases were limited to replacing a portion of the equipment being retired through the normal replacement cycle, as compared to the capital expenditures in 2007 and 2006, when we both replaced equipment and increased capacity to support our growth and geographic expansion.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $190,000,000 for the year ending December 31, 2009. Of our capital expenditures, approximately $90,000,000 is allocated for the purchase of tractors and trailers to replace equipment at the end of its useful life; approximately $85,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and approximately $13,000,000 is allocated for investments in technology. We expect to fund a substantial majority of these capital expenditures primarily through cash flows from operations and the liquidation of our cash and short-term investments.

Financing Agreements

We have a $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement that matures on August 10, 2011 (the “Credit Agreement”). Wachovia Bank, National Association (“Wachovia”) serves as administrative agent for the lenders, which also include: Bank of America, N.A.; Branch Banking And Trust Company; SunTrust Bank; U.S. Bank, National Association; and High Point Bank and Trust Company. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin (“Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2008 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

In December 2008, Wachovia Corporation merged with Wells Fargo & Company. Pursuant to the merger, Wells Fargo & Company acquired all of Wachovia Corporation’s business and obligations. Of the total $225,000,000 line of credit commitments from all lenders, Wachovia has committed $52,500,000. We do not expect this merger to have an impact on Wachovia’s commitment under the Credit Agreement or our ability to access available funds.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2008, there was no outstanding balance on the line of credit facility and there was $50,260,000 of outstanding letters of credit relating primarily to our self-insured obligations.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit

Agreement in 2008. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

We have two unsecured senior note agreements outstanding totaling $250,000,000 at December 31, 2008. These notes call for periodic principal payments with maturities in 2015 and 2016, of which $10,714,000 is due in the next twelve months. Interest rates on these notes are fixed at 4.68% and 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.50% and 5.56% at December 31, 2008 and 2007, respectively.

With the exception of borrowings pursuant to the Credit Agreement, if any, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2008 or 2007, and we have no plans to declare or pay a dividend in 2009.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2008, we were in compliance with these covenants. Despite current macroeconomic and credit conditions, we do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2008:

	Payments due by period
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Long-term debt obligations, exclusive of interest	$250,491	$11,205	$71,429	$71,429	$96,428
Capital lease obligations, exclusive of interest	1,498	767	731	—	—
Operating lease obligations	72,008	17,890	22,668	10,593	20,857
Purchase obligations	60,631	60,631	—	—	—

Total	$384,628	$90,493	$94,828	$82,022	$117,285

(1)	Contractual obligations include long-term debt consisting primarily of senior notes totaling $250,000,000; capital lease obligations for computer equipment; operating leases primarily consisting of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2009. Please refer to the information regarding interest rates in this section above and also in Note 3 of the Notes to the Financial Statements included in Item 8 of this report.

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

Allowances for Uncollectible Accounts and Revenue Adjustments

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts to ensure that the allowance reflects the most recent trends and factors.

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

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

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

Inflation

Most of our expenses are affected by inflation, which generally results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we generally include a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of diesel fuel above a base price and increases as diesel fuel prices escalate over the base, which is generally indexed to the DOE’s published fuel prices that reset each week. Volatility in the price of diesel fuel, independent of inflation, has impacted our business, as described in this report. However, we do not believe inflation has had a material effect on our results of operations for each of the past three years.

Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serve in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon, John R. Congdon and John B. Yowell each beneficially owned 5% or more of our common stock at December 31, 2008. In 2008, we entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is owned by the Earl E. Congdon Intangibles Trust, David S. Congdon, Trustee; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families. Leasing is primarily engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

For the years ended December 31, 2008, 2007 and 2006, we charged Leasing $11,000, $4,000 and $3,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup.

We purchased $260,000, $257,000 and $186,000 of maintenance and other services from Leasing in 2008, 2007 and 2006, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $257,000, $588,000 and $519,000 for leased equipment in 2008, 2007 and 2006, respectively. The leased equipment was primarily utilized by our customers in 2007 and 2006, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We believe these leasing agreements are at arm’s length, and we received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions. Our lease payments in 2008 were for long-term leases for tractors that we utilize in our linehaul operations and expire in January 2011.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2,405,000 and $2,258,000 at December 31, 2008 and 2007, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,706,000 in net death benefits due to the Company at December 31, 2008, of which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

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

We are exposed to interest rate risk directly related to loans, if any, under our Credit Agreement, which have variable interest rates. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that are creditworthy to minimize credit risk.

We are exposed to interest rate and market risk related to our short-term investments, which include variable-rate demand obligations as of December 31, 2008. However, we invest in high quality investment grade securities with interest reset periods generally between 1 to 7 days. A 100 basis point decrease in the average interest rate on our short-term investments would have no material effect on our operating results. The majority of our excess cash is now invested in money market funds that are included in “Cash and cash equivalents” on our Balance Sheets. We have not experienced any losses in the investment of our cash in money market funds or short-term investments. At December 31, 2008, the Company did not own any auction-rate securities.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2008, the cash value for variable life insurance contracts was $7,379,000 of the total $12,839,000 of cash values for all life insurance contracts included on our Balance Sheet in “Other assets”. Variable life insurance contracts expose the Company to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $738,000 impact on our operating income.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to that risk primarily through the application of fuel surcharges.

For further discussion related to these risks, see Notes 2 and 3 of the Notes to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$24,104	$6,328
Short-term investments	4,861	24,375
Customer receivables, less allowances of $11,735 and $12,122, respectively	139,211	151,627
Other receivables	7,325	6,534
Prepaid expenses	13,461	13,449
Deferred income taxes	20,268	13,964

Total current assets	209,230	216,277
Property and equipment:
Revenue equipment	601,250	577,385
Land and structures	434,821	377,557
Other fixed assets	213,421	129,174
Leasehold improvements	3,937	2,508

Total property and equipment	1,253,429	1,086,624
Less: Accumulated depreciation	(428,944)	(365,174)

Net property and equipment	824,485	721,450
Intangible assets, net	25,550	23,518
Other assets	15,640	19,803

Total assets	$1,074,905	$981,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,999	$33,341
Compensation and benefits	43,129	38,710
Claims and insurance accruals	31,181	30,255
Other accrued liabilities	14,909	13,224
Current maturities of long-term debt	11,972	12,193

Total current liabilities	142,190	127,723
Long-term debt	240,017	251,561
Other non-current liabilities	60,601	50,000
Deferred income taxes	73,968	62,312

Total long-term liabilities	374,586	363,873
Commitments and contingent liabilities	—	—

Total liabilities	516,776	491,596

Shareholders’ equity
Common stock – $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at December 31, 2008 and 2007	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	463,508	394,831

Total shareholders’ equity	558,129	489,452

Total liabilities and shareholders’ equity	$1,074,905	$981,048

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2008	2007	2006
Revenue from operations	$1,537,724	$1,401,542	$1,279,431
Operating expenses:
Salaries, wages and benefits	804,636	751,371	682,886
Operating supplies and expenses	305,158	238,879	204,386
General supplies and expenses	44,674	40,075	37,507
Operating taxes and licenses	52,648	50,874	46,693
Insurance and claims	34,859	33,347	33,080
Communications and utilities	15,345	15,023	14,278
Depreciation and amortization	87,083	79,863	67,634
Purchased transportation	43,035	43,889	43,933
Building and office equipment rents	14,556	11,910	11,143
Miscellaneous expenses, net	6,660	6,374	7,406

Total operating expenses	1,408,654	1,271,605	1,148,946

Operating income	129,070	129,937	130,485
Non-operating expense (income):
Interest expense	14,008	14,466	12,443
Interest income	(996)	(1,506)	(2,237)
Other expense, net	3,392	1,182	936

Total non-operating expense	16,404	14,142	11,142

Income before income taxes	112,666	115,795	119,343
Provision for income taxes	43,989	43,963	46,774

Net income	$68,677	$71,832	$72,569

Basic and diluted earnings per share	$1.84	$1.93	$1.95

Weighted average shares outstanding, basic and diluted	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2005	37,285	$3,728	$90,893	$250,430	$345,051
Net income	—	—	—	72,569	72,569

Balance as of December 31, 2006	37,285	$3,728	$90,893	$322,999	$417,620
Net income	—	—	—	71,832	71,832

Balance as of December 31, 2007	37,285	$3,728	$90,893	$394,831	$489,452
Net income	—	—	—	68,677	68,677

Balance as of December 31, 2008	37,285	$3,728	$90,893	$463,508	$558,129

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$68,677	$71,832	$72,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,113	79,863	67,634
Gain on sale of property and equipment	(2,141)	(1,761)	(245)
Deferred income taxes	5,352	8,553	7,703
Changes in assets and liabilities, net of acquisition effects:
Customer and other receivables, net	12,305	(9,173)	(13,631)
Prepaid expenses and other assets	591	(6,622)	(486)
Accounts payable	7,658	(4,345)	6,719
Compensation, benefits and other accrued liabilities	6,104	4,546	10,967
Claims and insurance accruals	8,484	11,568	4,755
Income taxes, net	(680)	(2,514)	(6,020)
Other liabilities	3,043	5,789	4,645

Net cash provided by operating activities	196,506	157,736	154,610

Cash flows from investing activities:
Purchase of property and equipment	(181,499)	(186,828)	(199,098)
Proceeds from sale of property and equipment	3,483	5,228	5,626
Purchase of short-term investment securities	(42,391)	(160,675)	(302,346)
Proceeds from sale of short-term investment securities	61,875	221,460	217,186
Acquisition of business assets	(7,267)	(20,431)	(19,414)

Net cash used in investing activities	(165,799)	(141,246)	(298,046)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	175,000
Principal payments under long-term debt agreements	(12,931)	(12,726)	(17,901)
Net payments on revolving line of credit	—	—	(11,473)
Other financing activities, net	—	—	(612)

Net cash (used in) provided by financing activities	(12,931)	(12,726)	145,014

Increase in cash and cash equivalents	17,776	3,764	1,578
Cash and cash equivalents at beginning of year	6,328	2,564	986

Cash and cash equivalents at end of year	$24,104	$6,328	$2,564

Income taxes paid	$39,660	$38,535	$45,462
Interest paid	$14,921	$15,749	$11,875
Capitalized interest	$955	$1,324	$773

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment	$1,166	$1,898	$—
Fair value of property exchanged	$7,823	$5,374	$—

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a less-than-truckload (“LTL”) multi-regional motor carrier providing one- to five-day service among six regions in the United States and next-day and second-day service within these regions. At December 31, 2008, we provided direct service to the 48 states within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. In addition to our domestic LTL services, we offer container delivery services to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited, logistical and warehousing services for both our domestic and global markets.

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in prior years have been recast to conform prior years’ financial statements to the current presentation.

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

Allowances for Uncollectible Accounts and Revenue Adjustments

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts to ensure that the allowance reflects the most recent trends and factors.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

We also maintain an allowance for revenue adjustments resulting from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of customer receivables and short-term investments. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. We invest in high quality investment grade securities, in accordance with our investment policy, with interest reset periods generally between 1 to 35 days to minimize credit risk. At December 31, 2008, our portfolio of short-term investments was rated AA+ and Aa1 by Standard and Poor’s and Moody’s Investors Service, Inc., respectively.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

Short-term Investments

Short-term investments are classified as available-for-sale and reported on the balance sheets at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities. The cost of securities sold is based on the specific identification method and unrealized gains and losses, if any, are reported net of tax in accumulated other comprehensive income on our Balance Sheets. There were no unrealized gains or losses as of December 31, 2008 or 2007. Interest income related to these investments is included in “Interest income” on the Statements of Operations.

Property and Equipment

Property and equipment is stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. We capitalize the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost. Subsequent replacement tires are expensed at the time those tires are placed in service.

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. The following table provides the estimated useful lives by asset type:

Structures	7 to 30 years
Revenue equipment	4 to 12 years
Other equipment	2 to 20 years
Leasehold improvements	Lesser of economic life or life of lease

Depreciation expense, which includes the amortization of capital leases, was $86,193,000, $79,370,000 and $67,254,000 for 2008, 2007 and 2006, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill, which is the excess cost over the fair value of assets acquired, and other intangible assets. Other intangible assets include the value of acquired customer lists and related noncompete agreements and are amortized on a straight-line basis over their estimated useful lives, none of which exceeds ten years. Other intangible assets, net of accumulated amortization, were $6,087,000 and $4,977,000 at December 31, 2008 and 2007, respectively. Amortization expense was $890,000, $493,000 and $380,000 for 2008, 2007 and 2006, respectively.

SFAS No. 142, Goodwill and Other Intangible Assets, requires impairment testing on an annual measurement date unless circumstances dictate more frequent assessments. The initial step in testing for goodwill impairment is to compare the fair value of our one reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the potential that impairment of goodwill exists, a second test is required to determine the amount of impairment. We completed the required annual analysis of our goodwill on our annual measurement date of October 1, 2008, and determined that there was no impairment of goodwill.

Long-Lived Assets

We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Claims and Insurance Accruals

We are currently self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are responsible for workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles. Group health claims are self-insured up to $325,000 per occurrence and long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health not covered by insurance. These accruals include amounts for future claim development and claims incurred but not reported, which are primarily based on historical claims development experience. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability and group health, which are charged to employee benefits expense.

We reserved $72,237,000 and $63,754,000 at December 31, 2008 and 2007, respectively, for self-insured claims and insurance reserves. The long-term portions of those reserves were $41,056,000 and $33,499,000 for 2008 and 2007, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $4,577,000, $2,866,000 and $2,831,000 for 2008, 2007 and 2006, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments

At December 31, 2008 and 2007, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $12,839,000 and $13,295,000 at December 31, 2008 and 2007, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $225,566,000 and $259,509,000 at December 31, 2008 and 2007, respectively. The fair value of these senior notes is based on discounted cash flows at market interest rates for similar issues of private debt.

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. We adopted this standard on January 1, 2008. SFAS No. 157 expands information about the extent to which the Company measures assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

SFAS No. 157 establishes a three-level fair value hierarchy that may be used to prioritize the inputs used to estimate fair value. The three levels of inputs are:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable; and inputs that are derived from or corroborated by observable market data by correlation; and

Level 3:	Unobservable inputs used to the extent that observable inputs are unavailable, which typically reflect management’s assumptions of the assumptions that would be used by market participants in pricing the asset or liability.

Financial assets measured at fair value on a recurring basis, as of December 31, 2008, are listed below and are categorized by level of the fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Fair Value at December 31, 2008
Financial Assets:
Money market funds	$19,772	$—	$—	$19,772
Variable-rate demand obligations	4,861	—	—	4,861

Total Financial Assets	$24,633	$—	$—	$24,633

FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Earnings per common share is computed using the weighted-average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that the Company provides in its financial reports about a business combination and its effects. SFAS No. 141R established principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, and the Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

Note 2. Short-term Investments

Short-term investments consist of variable-rate demand obligations and auction-rate securities, both of which are securities with an underlying component of a long-term debt instrument. At December 31, 2008 and 2007, the underlying instruments were debt securities issued by U.S. states and/or local municipal authorities in those states.

At December 31, 2008, short-term investments include variable-rate demand obligations and are classified as current assets due to the rate-setting mechanisms of and the ability to liquidate these investments. Variable-rate demand obligations have a coupon rate that is generally reset daily or weekly, and the Company has the option to put the security back to the trustee or tender agent at par on any business day with proceeds received either the same day or in seven days, depending on the mode of reset.

At December 31, 2007, short-term investments included both variable-rate demand obligations and auction-rate securities. Interest rates on auction-rate securities reset on a shorter term than the underlying instrument based on an auction bid process that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 35 days of the purchase. An auction can fail when there is insufficient demand for a security. We sold our balance of auction-rate securities during 2008 and no longer invest in these instruments.

The Company’s short-term investments are classified as available-for-sale and are reported in the balance sheets at fair value. There were no unrealized gains or losses at December 31, 2008 or 2007.

We sold $61,875,000 and $221,460,000 of short-term investments during the years ended December 31, 2008 and 2007, respectively, with no realized gains or losses. The interest earned from these investments is exempt from federal taxes, as well as state taxes in the state of the underlying debt instrument.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The carrying values of our short-term investments by ultimate contractual maturity of the underlying instruments at December 31, 2008 are shown below. Actual maturities may differ from the contractual maturities because the issuers of the securities may have the right to prepay obligations.

(In thousands)
Due within 1 year	$—
Due after 1 year through 5 years	800
Due after 5 years through 10 years	1,061
Due after 10 years	3,000

Total short-term investments	$4,861

Note 3. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2008	2007
Senior notes	$250,000	$261,500
Revolving credit facility	—	—
Capitalized lease obligations	1,498	2,103
Other obligations	491	151

Total long-term debt	251,989	263,754
Less: current maturities	11,972	12,193

Total maturities due after one year	$240,017	$251,561

We have two outstanding unsecured senior note agreements totaling $250,000,000 at December 31, 2008. These notes call for periodic principal payments with maturities in 2015 and 2016, of which $10,714,000 is due in the next twelve months. Interest rates on these notes are fixed at 4.68% and 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.50% and 5.56% at December 31, 2008 and 2007, respectively.

We have a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wachovia Bank, National Association (“Wachovia”) serving as administrative agent for the lenders. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin (“Adjusted LIBOR Rate”); or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2008 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2008, there was no outstanding balance on the line of credit facility and there was $50,260,000 of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit Agreement in 2008. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $10,000,000, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2008 or 2007, and we have no plans to declare or pay a dividend in 2009.

Capitalized lease obligations are collateralized by property and equipment with a book value of $1,318,000 at December 31, 2008.

As of December 31, 2008, aggregate maturities of long-term debt are as follows:

(In thousands)
2009	$11,972
2010	36,446
2011	35,714
2012	35,714
2013	35,714
Thereafter	96,429

$251,989

Note 4. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 98 of our 206 service center locations at December 31, 2008.

Certain operating leases provide for renewal options. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases, including those for revenue equipment; therefore, we have no corresponding liability recorded on our Balance Sheets.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2008	2007
Information systems	$2,029	$2,986
Less accumulated amortization	(711)	(961)

	$1,318	$2,025

Future minimum annual lease payments as of December 31, 2008, are as follows:

(In thousands)	Capital leases	Operating leases	Total
2009	$814	$17,890	$18,704
2010	747	13,272	14,019
2011	—	9,396	9,396
2012	—	7,014	7,014
2013	—	3,579	3,579
Thereafter	—	20,857	20,857

Total minimum lease payments	1,561	$72,008	$73,569

Less: amount representing interest	(63)

Present value of capitalized lease obligations	$1,498

Aggregate expense under operating leases was $21,023,000, $18,400,000 and $16,556,000 for 2008, 2007 and 2006, respectively.

Note 5. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2008	2007	2006
Current:
Federal	$32,200	$30,108	$33,401
State	6,437	5,302	5,670

	38,637	35,410	39,071
Deferred:
Federal	4,860	7,096	6,310
State	492	1,457	1,393

	5,352	8,553	7,703

Total provision for income taxes	$43,989	$43,963	$46,774

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the U.S. statutory federal income tax rates with our effective income tax rates for 2008, 2007 and 2006:

	Year ended December 31,
(In thousands)	2008	2007	2006
Tax provision at statutory rate on income before income taxes	$39,433	$40,528	$41,770
State income taxes, net of federal benefit	4,609	4,369	4,734
Meals and entertainment disallowance	786	822	708
Tax credits	(934)	(1,172)	(41)
Other, net	95	(584)	(397)

Total provision for income taxes	$43,989	$43,963	$46,774

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Claims and insurance reserves	$28,175	$24,867
Allowance for doubtful accounts	3,900	4,065
Accrued vacation	8,099	7,108
Deferred compensation	7,511	6,345
Other	1,652	771

Total deferred tax assets	49,337	43,156
Deferred tax liabilities:
Depreciation	(97,808)	(81,989)
Unrecognized revenue	(3,877)	(5,810)
Employee benefits	—	(2,158)
Other	(1,352)	(1,547)

Total deferred tax liabilities	(103,037)	(91,504)

Net deferred tax liability	$(53,700)	$(48,348)

The net current asset and noncurrent liability consist of the following:

	December 31,
(In thousands)	2008	2007
Current deferred tax asset	$20,268	$13,964
Noncurrent deferred tax liability	(73,968)	(62,312)

Net deferred tax liability	$(53,700)	$(48,348)

In July 2006, the FASB issued FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarified the accounting for uncertainty on income tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. We adopted FIN 48 on January 1, 2007 without a material impact on our financial position, results of operations or cash flows and no cumulative effect adjustment was required.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2008	2007
Unrecognized tax benefits at the beginning of the year	$275	$594
Increases for tax positions of current period	80	42
Decreases resulting from settlements of prior periods	—	(361)

Unrecognized tax benefits at the end of the year	$355	$275

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2005 through 2008. We remain open to examination by substantially all of our state tax jurisdictions for tax years 2005 through 2008.

Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months. Interest and penalties related to uncertain income tax positions, which are immaterial, are recorded in our Provision for Income Taxes on our Statements of Operations.

Note 6. Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serve in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon, John R. Congdon and John B. Yowell each beneficially owned 5% or more of our common stock at December 31, 2008. In 2008, we entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are filed as exhibits to our annual report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our annual meeting of shareholders.

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

For the years ended December 31, 2008, 2007 and 2006, we charged Leasing $11,000, $4,000 and $3,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup.

We purchased $260,000, $257,000 and $186,000 of maintenance and other services from Leasing in 2008, 2007 and 2006, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

We also paid Leasing $257,000, $588,000 and $519,000 for leased equipment in 2008, 2007 and 2006, respectively. The leased equipment was primarily utilized by our customers in 2007 and 2006, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We believe these leasing agreements are at arm’s length, and we received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions. Our lease payments in 2008 were for long-term leases for tractors that we utilize in our linehaul operations and expire in January 2011.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2,405,000 and $2,258,000 at December 31, 2008 and 2007, respectively, and is included in our financial statements under the caption “Other assets”. These policies provided for an aggregate of $4,706,000 in net death benefits due to the Company at December 31, 2008, of which we have endorsed $2,000,000 to Mr. Congdon’s spouse.

Note 7. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2008, 2007 and 2006 were $6,868,000, $7,183,000 and $7,257,000, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded and the Company does not make a matching contribution to this plan. Although the plan is not funded, each participant is allowed to select one or more investments from the available options. Participant accounts are adjusted at the end of each fiscal quarter to reflect the performance of the selected investment options in which the participants’ accounts are deemed invested. The amounts owed to the participants totaled $14,941,000 and $13,291,000 at December 31, 2008 and 2007, respectively, and are included in “Other non-current liabilities” on our Balance Sheets.

Note 8. Share-Based Compensation

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). Each share of phantom stock awarded to eligible employees under the Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date. No shares of common stock will be issued pursuant to the Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. The maximum number of shares of phantom stock available for awards under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting and subsequent grants have been awarded annually thereafter.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Phantom Stock Plan awards are generally subject to a five-year vesting period or the earlier to occur of the following: the date of a change of control in our ownership; the fifth anniversary of the grant date of the award, provided the participant is employed by us on that date; the date of the participant’s death while employed by us; the date of the participant’s total disability; or the date the participant attains the age of 65 while employed. Awards that are not vested upon termination of employment are forfeited. If termination occurs prior to attaining the age of 55, all vested and unvested awards are forfeited unless the termination results from death or total disability.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan (the “Director Phantom Stock Plan” and together with the Phantom Stock Plan, the “Phantom Plans”). Under the Director Phantom Stock Plan, each non-employee eligible director shall be granted an annual award of phantom shares equal to $30,000 on the valuation date. Each participant is entitled to an amount in cash equal to the fair market value of a share of our common stock on the settlement date. No shares of common stock will be issued pursuant to the Director Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of service as a director. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting.

Director Phantom Stock Plan awards are generally subject to a one-year vesting period or the earlier to occur of the following: the date of a change of control in our ownership provided that the participant is still in service as a director; or the date of the participant’s death or total disability while still in service as a director. Awards that are not vested upon termination of service as a director are forfeited.

A summary of the changes in the number of outstanding phantom stock shares during the year ended December 31, 2008 for the Phantom Plans is provided below. Of these awards, 22,934 and 15,107 phantom shares were vested at December 31, 2008 and 2007.

	Phantom Stock Plan	Director Phantom Stock Plan
Balance at December 31, 2007	63,852	—
Granted	37,850	6,108

Balance at December 31, 2008	101,702	6,108

Shares awarded under the Phantom Plans are accounted for as a liability under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) and are recorded in “Other non-current liabilities” on our Balance Sheets. SFAS No. 123(R) requires changes in the fair value of our liability for the Phantom Plans to be recognized as compensation cost over the requisite service period for the percentage of requisite service rendered each period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period based on the closing price of our common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $1,518,000 and $635,000 at December 31, 2008 and 2007, respectively. Compensation costs related to the Phantom Plans totaled $884,000, $394,000 and $241,000 for 2008, 2007 and 2006, respectively.

Note 9. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position or results of operations.

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major LTL motor carriers and large transportation companies offering LTL services (together, “the Defendants”). This complaint alleges that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and seeks injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints have been filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the U.S. District Court for the Northern District of Georgia, and all of the pending cases were transferred to that court. On May 23, 2008, plaintiffs filed a consolidated amended complaint naming the Company and eight other defendants. The defendants concluded briefing on a motion to dismiss the consolidated amended complaint, and on January 28, 2009, the motion to dismiss was granted without prejudice by the U.S. District Court. The plaintiffs are permitted to file a motion to amend the complaint on or before March 16, 2009. We have not accrued a liability for these matters, as we cannot determine the likelihood of an adverse outcome nor an amount or reasonable range of potential loss, if any.

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2008 and 2007 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2008
Revenue	$368,174	$417,840	$415,874	$335,836	$1,537,724
Operating income	20,846	42,990	42,437	22,797	129,070
Net income	10,389	23,881	23,359	11,048	68,677
Net income per share:
Basic and diluted (1)	0.28	0.64	0.63	0.30	1.84

2007
Revenue (2)	$319,942	$359,617	$363,298	$358,685	$1,401,542
Operating income	25,044	40,650	34,017	30,226	129,937
Net income	13,571	22,539	20,010	15,712	71,832
Net income per share:
Basic and diluted (1)	0.36	0.60	0.54	0.42	1.93

(1)	Due to rounding, the sum of the quarterly per share amounts does not agree to the year-to-date total.
(2)	Our results for the second quarter of 2007 reflect a non-recurring item for the final resolution of a pricing issue under a contract with a single customer, which resulted in the recognition of an aggregate of $2 million in revenue, or $0.03 per diluted share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, in 2007 the Company adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109 and changed its method of accounting for uncertainty for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

February 25, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our management has conducted an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

February 25, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for the 2009 Annual Meeting of its Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Audit Committee,” and “Corporate Governance – Code of Business Conduct,” and the information therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for the 2009 Annual Meeting of its Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation,” and the information therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for the 2009 Annual Meeting of its Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2009 Annual Meeting of its Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for the 2009 Annual Meeting of its Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

(a)(2) Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)
	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (2)	Balance at End of Period
2006	$6,782	$4,634	$2,339	$9,077
2007	$9,077	$2,771	$1,426	$10,422
2008	$10,422	$3,289	$3,711	$10,000

(1)	This table does not include any allowances for revenue adjustments that result from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments that are recorded in our revenue from operations.
(2)	Uncollectible accounts written off, net of recoveries.

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

Dated: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/S/ EARL E. CONGDON Earl E. Congdon	Executive Chairman of the Board of Directors	February 26, 2009

/S/ DAVID S. CONGDON David S. Congdon	Director, President and Chief Executive Officer	February 26, 2009

/S/ JOHN R. CONGDON John R. Congdon	Vice Chairman of the Board and Senior Vice President	February 26, 2009

/S/ J. PAUL BREITBACH J. Paul Breitbach	Director	February 26, 2009

/S/ JOHN R. CONGDON, JR. John R. Congdon, Jr.	Director	February 26, 2009

/S/ ROBERT G. CULP, III Robert G. Culp, III	Director	February 26, 2009

/S/ JOHN A. EBELING John A. Ebeling	Director	February 26, 2009

/S/ JOHN D. KASARDA John D. Kasarda	Director	February 26, 2009

/S/ D. MICHAEL WRAY D. Michael Wray	Director	February 26, 2009

/S/ J. WES FRYE J. Wes Frye	Senior Vice President - Finance (Principal Financial Officer)	February 26, 2009

/S/ JOHN P. BOOKER III John P. Booker III	Vice President - Controller (Principal Accounting Officer)	February 26, 2009

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2008

Exhibit No.	Description
3.1.1(c)	Amended and Restated Articles of Incorporation (as amended July 30, 2004)

3.2(l)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.6.10(e)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005

4.8(f)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8.1(i)	First Amendment to the Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated April 21, 2006.

4.9(i)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006.

4.10(j)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006

10.17.1(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2004

10.17.2(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2004

10.17.3(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2004

10.17.4(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2004

10.17.6(k)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008

10.17.7(k)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008

10.17.8(k)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008

10.17.9(k)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2008

10.18.2(d)*	Non-Executive Director Compensation Structure, effective July 31, 2006

10.18.3(l)*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan

10.18.4(l)*	Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement

10.18.5*	Non-Executive Director Compensation Structure, effective January 1, 2008

10.19.1(g)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

Exhibit No.	Description
10.19.2(g)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

10.19.3(h)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.19.4*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009

10.19.5*	Old Dominion Freight Line, Inc. Change in Control Severance Plan for Key Executives, effective as of January 1, 2009

10.20.1(h)*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006

10.20.2(h)*	Form of Annual Salary and Bonus Deduction Agreement

10.21(k)*	Old Dominion Freight Line, Inc. Performance Incentive Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s registration statement on Form S-1 filed under the Securities Act of 1933 (SEC File: 33-42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 10, 2004
(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 3, 2006
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 28, 2005
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 3, 2008
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.