Form 10-Q
period 2009-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2009-05-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2009 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2009	December 31,
(In thousands, except share data)	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,615	$24,104
Short-term investments	—	4,861
Customer receivables, less allowances of $12,204 and $11,735, respectively	138,408	139,211
Other receivables	7,235	7,325
Prepaid expenses	18,311	13,461
Deferred income taxes	20,656	20,268

Total current assets	188,225	209,230

Property and equipment:
Revenue equipment	653,447	611,836
Land and structures	528,572	499,106
Other fixed assets	142,783	138,550
Leasehold improvements	3,941	3,937

Total property and equipment	1,328,743	1,253,429

Accumulated depreciation	(448,959)	(428,944)

Net property and equipment	879,784	824,485

Intangible assets, net	25,321	25,550
Other assets	15,723	15,640

Total assets	$1,109,053	$1,074,905

Note: The Condensed Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2009	December 31,
(In thousands, except share data)	(Unaudited)	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,219	$40,999
Compensation and benefits	41,894	43,129
Claims and insurance accruals	31,500	31,181
Other accrued liabilities	16,428	14,909
Current maturities of long-term debt	11,686	11,972

Total current liabilities	150,727	142,190

Long-term liabilities:
Long-term debt	259,689	240,017
Other non-current liabilities	60,932	60,601
Deferred income taxes	75,603	73,968

Total long-term liabilities	396,224	374,586

Commitments and contingent liabilities	—	—

Total liabilities	546,951	516,776

Shareholders’ equity:
Common stock—$0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	467,481	463,508

Total shareholders’ equity	562,102	558,129

Total liabilities and shareholders’ equity	$1,109,053	$1,074,905

Note: The Condensed Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2009	2008
Revenue from operations	$295,143	$368,174

Operating expenses:
Salaries, wages and benefits	176,725	201,525
Operating supplies and expenses	40,586	73,567
General supplies and expenses	9,321	11,195
Operating taxes and licenses	11,919	13,348
Insurance and claims	6,898	8,103
Communications and utilities	3,960	3,907
Depreciation and amortization	22,999	21,169
Purchased transportation	7,988	10,557
Building and office equipment rents	3,372	3,591
Miscellaneous expenses, net	1,314	366

Total operating expenses	285,082	347,328

Operating income	10,061	20,846

Non-operating expense (income):
Interest expense	3,254	3,424
Interest income	(26)	(281)
Other expense, net	284	672

Total non-operating expense	3,512	3,815

Income before income taxes	6,549	17,031

Provision for income taxes	2,576	6,642

Net income	$3,973	$10,389

Basic and diluted earnings per share	$0.11	$0.28

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2008	37,285	$3,728	$90,893	$463,508	$558,129
Net income (Unaudited)	—	—	—	3,973	3,973

Balance as of March 31, 2009 (Unaudited)	37,285	$3,728	$90,893	$467,481	$562,102

Note: The Condensed Statements of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2008, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
(In thousands)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$3,973	$10,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,999	21,173
Gain on sale of property and equipment	(703)	(1,359)
Deferred income taxes	1,247	1,900
Changes in assets and liabilities, net	5,115	6,527

Net cash provided by operating activities	32,631	38,630

Cash flows from investing activities:
Purchase of property and equipment	(77,576)	(17,689)
Proceeds from sale of property and equipment	209	582
Purchase of short-term investment securities	—	(12,690)
Proceeds from sale of short-term investment securities	4,861	33,475
Acquisition of business assets	—	(7,129)

Net cash used in investing activities	(72,506)	(3,451)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(11,197)	(6,667)
Net proceeds from short-term revolving line of credit	30,583	—

Net cash provided by (used in) financing activities	19,386	(6,667)

(Decrease) increase in cash and cash equivalents	(20,489)	28,512
Cash and cash equivalents at beginning of period	24,104	6,328

Cash and cash equivalents at end of period	$3,615	$34,840

Supplemental disclosure of noncash investing and financing activities:
Fair value of property exchanged	$1,277	$2,423

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2009.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2008. For comparability, certain reclassifications were made to conform prior-period financial statements to the current presentation. One of these reclassifications relates to construction in progress, which was reported in “Other fixed assets” on the December 31, 2008 balance sheet in our Annual Report on Form 10-K. We reclassified the construction in progress assets to either “Revenue equipment” or “Land and structures” based on the nature of each asset. This reclassification did not affect the total balance reported for “Property and equipment” on the balance sheet at December 31, 2008 and also did not change our previously reported net income, earnings per share or retained earnings.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the changes described in this quarterly report.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that the Company provides in its financial reports about a business combination and its effects. SFAS No. 141R established principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this statement effective January 1, 2009 without a material impact on its financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which deferred the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted the provisions of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis, without a material impact on our financial position, results of operations or cash flows.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2009	2008
Senior notes	$239,286	$250,000
Revolving credit facility	30,583	—
Capitalized lease obligations	1,309	1,498
Other obligations	197	491

Total long-term debt	271,375	251,989
Current maturities	(11,686)	(11,972)

Total maturities due after one year	$259,689	$240,017

We have a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wachovia Bank, National Association (“Wachovia”) serving as administrative agent for the lenders. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement during the three months ended March 31, 2009, was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance on the line of credit facility was $30,583,000 and zero at March 31, 2009 and December 31, 2008, respectively. There were $50,260,000 of outstanding letters of credit at March 31, 2009 and December 31, 2008.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

On July 30, 2007, the Company was named in a putative class action complaint against us and 10 other major less-than-truckload (“LTL”) motor carriers and large transportation companies offering LTL services (together, “the Defendants”). This complaint alleged that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and sought injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints were filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the U.S. District Court for the Northern District of Georgia, and all of the pending cases were transferred to that court. On May 23, 2008, plaintiffs filed a consolidated amended complaint naming the Company and eight other defendants. The defendants concluded briefing on a motion to dismiss the consolidated amended complaint, and on January 28, 2009, the motion to dismiss was granted without prejudice by the U.S. District Court. The plaintiffs were permitted to file a motion to amend the complaint on or before March 16, 2009; however, the plaintiffs did not file a motion to amend the complaint prior to the deadline imposed by the Court nor did they appeal the Court’s original decision. During the course of these proceedings, we did not accrue any liability for an adverse outcome resulting from this matter, as we were unable to determine the likelihood of such an outcome or a reasonable range of potential loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading non-union less-than-truckload (“LTL”) motor carrier providing multi-regional service among six regions in the United States and next-day and second-day service within each of these regions. We operate as one business segment and offer an expanding array of innovative products and services through our four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology with direct service to 48 states within the Southeast, Gulf Coast, Northeast, Midwest, Central and West regions of the country. In addition to domestic LTL services, we offer container delivery services to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited, logistical and warehousing services for both our domestic and global markets.

Our revenue is derived from transporting shipments and providing logistical services to our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We believe we provide greater geographic coverage than most of our regional competitors and our transit times are generally faster than those of our principal national competitors. Our diversified mix and scope of regional and inter-regional services enable us to provide our customers with a single source to meet their LTL shipping needs, and we believe this provides us with a distinct advantage over our regional, multi-regional and national competition. Additionally, we offer our services through one operating company, as opposed to many of our competitors that offer a similar mix of services through multiple operating companies or divisions, and we believe this approach allows us to be more responsive to the needs of our customers.

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

•

Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. Many shippers began consolidating their shipments during 2008 in an effort to reduce the impact of the high cost of diesel fuel on their transportation costs. In doing so, these shippers caused an increase in our weight per shipment by shipping the same volume of goods with fewer shipments. This trend has continued despite the decline in diesel fuel prices.

•

Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By analyzing our business through this mileage component, we can determine our market share and the growth potential of our service products in these markets.

•

Revenue Per Shipment – This measurement is primarily determined by the three metrics listed above and is used, in conjunction with the number of shipments we receive, to calculate total revenue, excluding adjustments for undelivered freight.

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density, it is critical for us to obtain an appropriate yield on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in density are key components in our ability to produce profitable growth.

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

We are subject to market changes in insurance rates, and we continue to evaluate our balance of excess insurance coverage and self-insurance to minimize that cost. We are self-insured for bodily injury and property damage claims up to $2,750,000 per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1,000,000 per occurrence, through either self-insurance or insurance deductibles, for the states in which we operate. We are insured for group health claims under a graduated aggregating policy, where we are exposed to claims up to $350,000 per occurrence, plus an additional $235,000 for claims exceeding $650,000. Our long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2009	2008
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	59.9	54.7
Operating supplies and expenses	13.8	20.0
General supplies and expenses	3.2	3.0
Operating taxes and licenses	4.0	3.6
Insurance and claims	2.3	2.2
Communications and utilities	1.3	1.1
Depreciation and amortization	7.8	5.7
Purchased transportation	2.7	2.9
Building and office equipment rents	1.1	1.0
Miscellaneous expenses, net	0.5	0.1

Total operating expenses	96.6	94.3

Operating income	3.4	5.7

Interest expense, net *	1.1	0.9
Other expense, net	0.1	0.2

Income before income taxes	2.2	4.6

Provision for income taxes	0.9	1.8

Net income	1.3%	2.8%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2009 and 2008 are presented below:

	Three Months Ended March 31,
	2009	2008	Change	% Change
Work days	63	64	(1)	(1.6)%
Revenue (in thousands)	$295,143	$368,174	$(73,031)	(19.8)%
Operating ratio	96.6%	94.3%	2.3%	2.4%
Net income (in thousands)	$3,973	$10,389	$(6,416)	(61.8)%
Basic and diluted earnings per share	$0.11	$0.28	$(0.17)	(60.7)%
Total tons (in thousands)	1,178	1,345	(167)	(12.4)%
Shipments (in thousands)	1,412	1,711	(299)	(17.5)%
Weight per shipment (lbs.)	1,668	1,573	95	6.0%
Revenue per hundredweight	$12.57	$13.78	$(1.21)	(8.8)%
Revenue per shipment	$209.65	$216.65	$(7.00)	(3.2)%
Average length of haul (miles)	927	922	5	0.5%

The first quarter of 2009 presented an unprecedented set of operating challenges. The recessionary economy resulted in exceptionally weak freight demand and a pricing environment as competitive as we have ever experienced. As a result, our tonnage declined 12.4% and revenue declined 19.8% in comparison to the first quarter of 2008. Despite the decline in tonnage, we continued to focus on yield management throughout the quarter by maintaining our pricing discipline. We also focused on matching our labor costs with the decline in revenue and tonnage, improving productivity and managing our variable costs. In doing so, we achieved reductions in almost every major cost category on our Statement of Operations. We believe our ability to operate profitably in the first quarter was substantially attributable to our focus on yield management and cost control; however, the reduction in our costs did not keep pace with the significant decrease in revenue, particularly with respect to fuel surcharges, and our costs generally increased when measured as a percentage of our revenue. As a result, our operating ratio increased to 96.6% from 94.3% for the prior-year quarter and net income decreased 61.8% to $3,973,000 for the first quarter of 2009.

Revenue

The 19.8% decline in first quarter revenue was primarily due to decreases in both tonnage and revenue per hundredweight. The decline in tonnage resulted from the net impact of the 17.5% decrease in shipments and 6.0% increase in weight per shipment. While an increase in weight per shipment is generally an indicator of an improving economy, we believe the increase in the first quarter of 2009 instead is attributable to changes in customer shipping patterns. Many shippers consolidated their freight into heavier shipments in an ongoing effort to reduce their transportation costs. We also believe that freight demand in the LTL industry will not improve until there is a general recovery in the domestic economy or a significant decrease in industry capacity. As a result, we anticipate that we could experience additional declines in shipments and tonnage in future periods when compared to prior-year levels.

Revenue per hundredweight decreased 8.8% to $12.57 in the first quarter of 2009 from $13.78 in the same period of 2008, despite a general rate increase that we implemented on February 16, 2009. Our revenue per hundredweight was negatively impacted by a decrease in fuel surcharge revenue, which resulted from a significant decline in diesel fuel prices during the quarter, as well as a 6.0% increase in weight per shipment. Excluding fuel surcharges, revenue per hundredweight declined only 1%, which further reflects our commitment to maintaining pricing discipline in this competitive environment.

We believe our superior level of customer service differentiates us in the marketplace and has been critical to our ability to maintain our pricing. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers, when necessary, as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses. However, a prolonged recession and competitive forces may continue to impact our ability to increase our pricing, which could have a material adverse impact on our revenue and net income.

Fuel surcharge revenue decreased to 8.3% of revenue from 15.5% for the first quarter of 2008. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the U.S. Department of Energy’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price of the transportation services provided to our customers.

Operating Costs and Other Expenses

Salaries, wages and benefits increased to 59.9% of revenue for the first quarter of 2009 from 54.7% for the first quarter of 2008. This increase, as a percent of revenue, is primarily the result of the deleveraging effect of the decline in tonnage and our commitment to maintaining our service schedules and on-time performance. As a result, driver wages increased to 23.7% of revenue for the first quarter of 2009 from 21.7% in the prior-year quarter. Platform wages as a percentage of revenue remained relatively consistent at 7.1% of revenue for the first quarter of 2009 as compared to 7.0% for the comparable period of the prior year.

While our salaries, wages and benefits increased as a percent of revenue, the $24,800,000 overall decrease is attributable to the 12.7% reduction in the total number of full-time employees from March 31, 2008 to March 31, 2009 and the improved productivity of our employees, which partially offset the impact on our operating ratio of the annual wage increase provided to our workforce in September 2008. We were able to improve the efficiency of our linehaul, P&D and dock operations as compared to the first quarter of 2008, as evidenced by the 3.5% increase in our linehaul laden load average, 1.4% increase in P&D stops per hour, 3.4% increase in P&D shipments per hour and 20.4% increase in platform pounds handled per hour.

Employee benefit costs increased to 34.7% of salaries and wages from 34.1% in the first quarter of 2008 as a result of increased costs for our employees’ group health and dental coverage. Group health and dental costs increased to 13.0% of total salary and wages in the first quarter of 2009 from 11.3% in the prior-year quarter, due primarily to an increase in the severity of our claims.

Operating supplies and expenses decreased to 13.8% of revenue for the first quarter of 2009 from 20.0% for the first quarter of 2008. This significant decline is primarily due to a 57.8% decrease in diesel fuel costs, which is the largest component of operating supplies and expenses. The decrease in diesel fuel costs is the result of a significant decline in fuel prices combined with the impact of a 17.1% decrease in gallons consumed. The reduction in our consumption of diesel fuel also lowered fuel tax expense and was the primary reason for the $1,429,000 reduction in “Operating taxes and licenses.” We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense increased to 7.8% of revenue for the first quarter of 2009 from 5.7% of revenue for the same period of 2008. This increase is due to the impact of the decline in revenue on these fixed costs and our investment in revenue equipment and real estate during 2008 and the first quarter of 2009. We made a strategic decision to accelerate our tractor purchases planned for 2009 into the first quarter while also retaining the tractors to be replaced, the majority of which were fully depreciated. While this course of action increased our depreciation expense, we believe additional equipment capacity puts us in a stronger position to accommodate an increase in the demand for our services that may result from potential business failures or consolidation in the LTL industry due to the recessionary economy.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations and occasionally incur short-term leases for tractors, trailers and other revenue producing equipment when necessary. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation decreased to 2.7% of revenue in the first quarter of 2009 from 2.9% in same period of 2008, as we decreased the use of purchased linehaul and P&D services. The expansion of our service center network and the increased use of our personnel and equipment during a period of declining shipments allowed us to reduce our use of these services.

Miscellaneous expenses increased to 0.5% of revenue from 0.1% in the first quarter of 2008. The increase in these costs is primarily attributable to the increase in our allowance for uncollectible accounts. We increased our allowance for uncollectible accounts during the first quarter of 2009 due to an overall increase in the aging of our customer receivables, which we believe increases the risk of not collecting payment for our services.

Our effective tax rate was 39.3% for the first quarter of 2009 as compared to 39.0% for the prior-year quarter. The effective tax rate exceeded the federal statutory rate of 35.0% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

(In thousands)	Three Months Ended March 31,
	2009	2008
Cash and cash equivalents at beginning of period	$24,104	$6,328

Cash flows provided by (used in):
Operating activities	32,631	38,630
Investing activities	(72,506)	(3,451)
Financing activities	19,386	(6,667)

(Decrease) increase in cash and cash equivalents	(20,489)	28,512

Cash and cash equivalents at end of period	$3,615	$34,840

We have two primary sources of available liquidity to meet our operating, investing and financing needs: cash flows from operations and available borrowings under our senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement described below. Despite the current economic environment, we believe these are adequate sources of liquidity. We believe we also have sufficient access to capital markets to provide another source of liquidity, if needed. However, continued or increased volatility in the global capital and credit markets may impair our ability to access these markets or to negotiate terms commercially acceptable.

Capital Expenditures

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisitions, for the three-month period ended March 31, 2009 and the years ended December 31, 2008, 2007 and 2006:

(In thousands)	Three Months Ended March 31, 2009	Year Ended December 31,
		2008	2007	2006
Land and structures	$28,459	$118,310	$72,286	$82,011
Tractors	33,699	27,516	52,807	59,759
Trailers	9,741	20,599	43,793	49,209
Technology	1,759	7,688	9,582	10,265
Other	3,918	12,413	21,955	12,878
Proceeds from sale	(209)	(3,483)	(5,228)	(5,626)

Total	$77,367	$183,043	$195,195	$208,496

Our capital expenditure requirements are based primarily upon expansion in the size and number of service center facilities, our planned tractor and trailer replacement cycle and revenue growth. In order to support these requirements, we purchased property and equipment of $77,576,000 during the first quarter of 2009. We made a strategic decision to accelerate our tractor purchases planned for 2009 into the first quarter while also retaining the tractors to be replaced, the majority of which were fully depreciated. As noted above, we believe this additional equipment capacity puts us in a stronger position to accommodate an increase in the demand for our services that may result from potential business failures or consolidation in the LTL industry due to the recessionary economy. Cash flows from operations and the liquidation of $24,633,000 held in money market funds and short-term investments at December 31, 2008 funded approximately 73.8% of our capital expenditures in the first quarter of 2009. The remainder of these expenditures was funded through the use of our senior unsecured revolving credit facility.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $190,000,000 for the year ending December 31, 2009. Of our capital expenditures, approximately $90,000,000 is allocated for the purchase of tractors, trailers and other equipment; approximately $85,000,000 is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and approximately $13,000,000 is allocated for investments in technology. We plan to fund the remaining balance of projected capital expenditures primarily through cash flows from operations and the use of our senior unsecured revolving credit facility, if necessary.

Financing Agreements

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

Our Credit Agreement limits the amount of dividends that may be paid to shareholders pursuant to the greater of (i) $10,000,000; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in first three months of 2009, and we have no plans to declare or pay a dividend during the remainder of 2009.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Our Credit Agreement and two unsecured senior note agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2009, we were in compliance with these covenants. Despite current macroeconomic and credit conditions, we do not anticipate a decline in business levels or financial performance in 2009 that would be significant enough to cause us to violate our financial covenants, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2008 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally results in improved operating margins for those periods.

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

Forward-Looking Information

Forward-looking statements appear in this report, including but not limited to the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We are subject to numerous risks and uncertainties, including but not limited to those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A, “Risk Factors” and in other reports and statements that we file with the Securities and Exchange Commission (the “SEC”). We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient in recovering our operating expenses;

•	the negative impact of any unionization, or the passage of legislation that could facilitate unionization, of our employees;

•	the challenges associated with executing our growth strategy;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements;

•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment;

•	the availability and cost of fuel;

•	the costs and potential for liabilities related to compliance with, or violations of, existing or future governmental laws and regulations;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the impact caused by potential disruptions to our information technology systems; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

Our forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements (i) as these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our Credit Agreement, which have variable interest rates. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. Variable life insurance contracts expose the Company to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. At March 31, 2009, a 10% change in market value in those investments would have had no material effect on our operating results.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to this risk primarily through the application of fuel surcharges.

For further discussion related to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 and “Risk Factors” included in Part II, Item 1A of this report.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On July 30, 2007, we were named in a putative class action complaint against us and 10 other major LTL motor carriers and large transportation companies offering LTL services (together, “the Defendants”). This complaint alleged that the Defendants conspired to restrain trade in violation of Section 1 of the Sherman Act in connection with fuel surcharges to customers, and sought injunctive relief, treble damages and attorneys’ fees. Subsequent to this original complaint, similar complaints were filed against the Defendants and other LTL motor carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. On December 20, 2007, these cases were consolidated in the U.S. District Court for the Northern District of Georgia, and all of the pending cases were transferred to that court. On May 23, 2008, plaintiffs filed a consolidated amended complaint naming the Company and eight other defendants. The defendants concluded briefing on a motion to dismiss the consolidated amended complaint, and on January 28, 2009, the motion to dismiss was granted without prejudice by the U.S. District Court. The plaintiffs were permitted to file a motion to amend the complaint on or before March 16, 2009; however, the plaintiffs did not file a motion to amend the complaint prior to the deadline imposed by the Court nor did they appeal the Court’s original decision. During the course of these proceedings, we did not accrue any liability for an adverse outcome resulting from this matter, as we were unable to determine the likelihood of such an outcome or a reasonable range of potential loss.

Item 1A.	Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 7, 2009	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 7, 2009	/s/ John P. Booker, III
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