Form 10-Q
period 2009-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2009-08-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2009 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	June 30, 2009 (Unaudited)	December 31, 2008

ASSETS

Current assets:

Cash and cash equivalents	$3,945	$24,104
Short-term investments	—	4,861
Customer receivables, less allowances of $12,622 and $11,735, respectively	144,152	139,211
Other receivables	8,433	7,325
Prepaid expenses	18,214	13,461
Deferred income taxes	19,060	20,268

Total current assets	193,804	209,230

Property and equipment:
Revenue equipment	673,457	611,836
Land and structures	551,503	499,106
Other fixed assets	147,793	138,550
Leasehold improvements	3,933	3,937

Total property and equipment	1,376,686	1,253,429

Accumulated depreciation	(469,004)	(428,944)

Net property and equipment	907,682	824,485

Intangible assets, net	25,093	25,550
Other assets	18,013	15,640

Total assets	$1,144,592	$1,074,905

Note: The Condensed Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	June 30, 2009 (Unaudited)	December 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,258	$40,999
Compensation and benefits	44,673	43,129
Claims and insurance accruals	31,105	31,181
Other accrued liabilities	14,588	14,909
Current maturities of long-term debt	36,497	11,972

Total current liabilities	163,121	142,190

Long-term liabilities:
Long-term debt	264,948	240,017
Other non-current liabilities	62,940	60,601
Deferred income taxes	80,759	73,968

Total long-term liabilities	408,647	374,586

Commitments and contingent liabilities	—	—

Total liabilities	571,768	516,776

Shareholders’ equity:
Common stock—$0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	478,203	463,508

Total shareholders’ equity	572,824	558,129

Total liabilities and shareholders’ equity	$1,144,592	$1,074,905

Note: The Condensed Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2009	2008	2009	2008

Revenue from operations	$316,175	$417,840	$611,318	$786,014

Operating expenses:
Salaries, wages and benefits	181,265	208,217	357,990	409,742
Operating supplies and expenses	43,814	90,859	84,400	164,426
General supplies and expenses	9,089	11,864	18,410	23,059
Operating taxes and licenses	12,523	13,932	24,442	27,280
Insurance and claims	5,737	6,772	12,635	14,875
Communications and utilities	3,593	3,692	7,553	7,599
Depreciation and amortization	23,948	21,513	46,947	42,682
Purchased transportation	8,710	12,074	16,698	22,631
Building and office equipment rents	3,376	3,690	6,748	7,281
Miscellaneous expenses, net	2,666	2,237	3,980	2,603

Total operating expenses	294,721	374,850	579,803	722,178

Operating income	21,454	42,990	31,515	63,836

Non-operating expense (income):
Interest expense	3,330	3,584	6,584	7,008
Interest income	(14)	(195)	(40)	(476)
Other expense, net	253	451	537	1,123

Total non-operating expense	3,569	3,840	7,081	7,655

Income before income taxes	17,885	39,150	24,434	56,181

Provision for income taxes	7,163	15,269	9,739	21,911

Net income	$10,722	$23,881	$14,695	$34,270

Basic and diluted earnings per share	$0.29	$0.64	$0.39	$0.92

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2008	37,285	$3,728	$90,893	$463,508	$558,129

Net income (Unaudited)	—	—	—	14,695	14,695

Balance as of June 30, 2009 (Unaudited)	37,285	$3,728	$90,893	$478,203	$572,824

Note: The Condensed Statement of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2008, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2009 (Unaudited)	2008 (Unaudited)
Cash flows from operating activities:
Net income	$14,695	$34,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,947	42,695
Gain on sale of property and equipment	(270)	(2,033)
Deferred income taxes	7,999	5,566
Changes in assets and liabilities, net	(14,429)	927

Net cash provided by operating activities	54,942	81,425

Cash flows from investing activities:
Purchase of property and equipment	(130,413)	(62,086)
Proceeds from sale of property and equipment	995	1,377
Purchase of short-term investment securities	—	(27,690)
Proceeds from sale of short-term investment securities	4,861	49,970
Acquisition of business assets	—	(7,267)

Net cash used in investing activities	(124,557)	(45,696)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(11,585)	(6,826)
Net proceeds from revolving line of credit	61,041	—

Net cash provided by (used in) financing activities	49,456	(6,826)

(Decrease) increase in cash and cash equivalents	(20,159)	28,903
Cash and cash equivalents at beginning of period	24,104	6,328

Cash and cash equivalents at end of period	$3,945	$35,231

Supplemental disclosure of noncash investing activities:

Fair value of property exchanged	$1,277	$7,823

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended June 30, 2009 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2009.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes guidelines for the accounting for and disclosures of events occurring after the balance sheet date but before the financial statements are issued (“subsequent event”). SFAS No. 165 provides guidance as to the determination of the date and circumstances in which a subsequent event should be included in a Company’s financial statements. The Company adopted this statement effective June 30, 2009 without a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (the “Codification”) will become the source of generally accepted accounting principles recognized by the FASB, effective for periods ending after September 15,

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2009. Subsequent to the effective date of the Codification, the FASB will issue guidance in the form of Accounting Standards Updates, rather than in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and also recognizes rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) as authoritative guidance. The Company will adopt SFAS No. 168 in the third quarter of 2009 and the adoption is not anticipated to have a material impact on its financial position, results of operations or cash flows. However, the adoption of this new standard will have an impact on the notes to the Company’s financial statements in future filings since all future references to authoritative accounting literature will be referenced in accordance with SFAS No. 168.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2009	December 31, 2008
Senior notes	$239,286	$250,000
Revolving credit facility	61,041	—
Capitalized lease obligations	1,118	1,498
Other obligations	—	491

Total long-term debt	301,445	251,989
Current maturities	(36,497)	(11,972)

Total maturities due after one year	$264,948	$240,017

We have a five-year, $225,000,000 senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wachovia Bank, National Association (“Wachovia”) serving as administrative agent for the lenders. Of the $225,000,000 line of credit commitments, $150,000,000 may be used for letters of credit and $15,000,000 may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15,000,000 or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300,000,000 in minimum increments of $25,000,000. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement during the first six months of 2009 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance on the line of credit facility was $61,041,000 and zero at June 30, 2009 and December 31, 2008, respectively. There were $50,260,000 of outstanding letters of credit at June 30, 2009 and December 31, 2008.

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4. Subsequent Events

In accordance with SFAS No. 165, management evaluated all subsequent events and transactions through August 7, 2009, the issuance date of these financial statements, and concluded that no subsequent events or transactions had occurred that required recognition or disclosure in the financial statements.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including this deferred revenue in our revenue per hundredweight measurements results in a better indicator of changes in our yields by matching total billed revenue with the corresponding shipments.

•

Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. During 2008, however, many shippers began consolidating shipments in an effort to reduce the impact of the high cost of diesel fuel on their transportation costs. In doing so, these shippers caused an increase in our weight per shipment by shipping the same volume of goods with fewer shipments. This trend has continued in 2009 despite the decline in diesel fuel prices.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	57.3	49.8	58.6	52.1
Operating supplies and expenses	13.9	21.8	13.8	20.9
General supplies and expenses	2.9	2.8	3.0	3.0
Operating taxes and licenses	4.0	3.3	4.0	3.5
Insurance and claims	1.8	1.6	2.1	1.9
Communications and utilities	1.1	0.9	1.2	1.0
Depreciation and amortization	7.6	5.2	7.7	5.4
Purchased transportation	2.7	2.9	2.7	2.9
Building and office equipment rents	1.1	0.9	1.1	0.9
Miscellaneous expenses, net	0.8	0.5	0.6	0.3

Total operating expenses	93.2	89.7	94.8	91.9

Operating income	6.8	10.3	5.2	8.1

Interest expense, net *	1.0	0.8	1.1	0.8
Other expense, net	0.1	0.1	0.1	0.1

Income before income taxes	5.7	9.4	4.0	7.2

Provision for income taxes	2.3	3.7	1.6	2.8

Net income	3.4%	5.7%	2.4%	4.4%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month and six-month periods ended June 30, 2009 and 2008 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Work days	64	64	—	127	128	(0.8)%
Revenue (in thousands)	$316,175	$417,840	(24.3)%	$611,318	$786,014	(22.2)%
Operating ratio	93.2%	89.7%	3.9%	94.8%	91.9%	3.2%
Net income (in thousands)	$10,722	$23,881	(55.1)%	$14,695	$34,270	(57.1)%
Diluted earnings per share	$0.29	$0.64	(54.7)%	$0.39	$0.92	(57.6)%
Total tons (in thousands)	1,262	1,478	(14.6)%	2,440	2,823	(13.6)%
Shipments (in thousands)	1,477	1,772	(16.6)%	2,890	3,482	(17.0)%
Weight per shipment (lbs.)	1,709	1,668	2.5%	1,689	1,621	4.2%
Revenue per hundredweight	$12.53	$14.17	(11.6)%	$12.55	$13.98	(10.2)%
Revenue per shipment	$214.09	$236.34	(9.4)%	$211.92	$226.67	(6.5)%
Average length of haul (miles)	919	896	2.6%	923	909	1.5%

In the second quarter and the first six months of 2009, our results of operations continued to be negatively impacted by challenging industry conditions. The ongoing recessionary economy once again suppressed overall demand for LTL freight services and, combined with the overcapacity that currently exists in our industry, resulted in continued downward pressure on pricing. During the second quarter and first half of 2009, this environment led to decreases in both our tonnage and revenue per hundredweight. As a result, our revenue for the second quarter and first six months of 2009 declined 24.3% and 22.2%, respectively, as compared to the same periods of the prior year. Despite these persistent challenges, we have remained committed to our long-term customer service and yield strategies. To mitigate the declining operating leverage from lower volumes, we focused on matching our direct labor costs with the declines in tonnage and managing other variable costs. However, the cost savings achieved were not sufficient to offset the decline in volumes and, as a result, our operating ratio increased to 93.2% from 89.7% in the second quarter of 2008 and increased to 94.8% from 91.9% in the first six months of 2008. Net income decreased 55.1% to $10,722,000 for the second quarter of 2009 and decreased 57.1% to $14,695,000 for the first six months of 2009.

Revenue

The decrease in revenue for the second quarter and the first six months of 2009 consisted of both decreases in tonnage and revenue per hundredweight. Tonnage declined 14.6% and 13.6% for the three and six months ended June 30, 2009, respectively, when compared to the same periods of 2008. The second quarter decrease in tonnage resulted from a 16.6% decrease in shipments that was partially offset by a 2.5% increase in weight per shipment. The tonnage decrease for the first six months of 2009 resulted from a 17.0% decrease in shipments that was partially offset by a 4.2% increase in weight per shipment. We attribute the decline in our tonnage primarily to the effect of the recessionary economy on freight demand, as we believe we have maintained our market share thus far in 2009. Although we experienced a seasonal increase in freight demand as compared to the first quarter of 2009, we believe freight demand in the LTL industry will not improve until there is a general recovery in the domestic economy or a significant decrease in capacity resulting from industry consolidation. Until one or both of these events occur, we could experience additional quarter-over-quarter declines in shipments and tonnage in the third and fourth quarters of 2009.

Revenue per hundredweight decreased 11.6% to $12.53 from $14.17 in the second quarter of 2008 and decreased 10.2% to $12.55 from $13.98 in the first six months of 2008. The decrease in our revenue per hundredweight for both of these periods was primarily due to the reduction in fuel surcharge revenue, which resulted from a significant decline in the average price of diesel fuel. Fuel surcharge revenue decreased to 8.7% of revenue in the second quarter of 2009 from 19.3% of revenue in the prior-year quarter and decreased to 8.5% of revenue from 17.5% in the first half of 2008. Excluding fuel surcharges, revenue per hundredweight declined only 0.1% and 0.5% for the three and six months ended June 30, 2009, respectively, when compared to the same periods of 2008, which further reflects our commitment to maintain pricing in the current competitive environment. Revenue per hundredweight was also negatively impacted by the increase in our weight per shipment for both comparable periods.

We remain committed to our superior level of customer service, which we believe differentiates us in the marketplace and has been critical to our ability to maintain pricing in this difficult operating environment. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers, when necessary, as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses. However, we have been unable to sufficiently increase our overall pricing during 2009 due to the competitive environment that has resulted from reduced freight demand and overcapacity in our industry. As a result of these industry challenges, we believe many of our LTL competitors reduced their prices further in the second quarter of 2009 in an effort to maintain or increase market share. A prolonged recession and competitive forces may continue to impact our ability to increase or maintain our pricing, which could have a material adverse impact on our revenue and net income.

Operating Costs and Other Expenses

Salaries, wages and benefits increased to 57.3% and 58.6% of revenue for the second quarter and first six months of 2009, respectively, from 49.8% and 52.1% in the comparable periods of the prior year. These increases, as a percent of revenue, are primarily the result of the deleveraging effect of the decline in revenue as we maintained our service schedules and on-time performance. As a result, driver wages increased to 23.3% of revenue from 20.0% in the second quarter of 2008 and increased to 23.5% from 20.8% in the first six months of 2008. Platform wages as a percentage of revenue increased to 6.8% of revenue from 6.5% in the second quarter of 2008 and increased to 6.9% from 6.7% in the first six months of 2008.

While our salaries, wages and benefits increased as a percent of revenue, the $26,952,000 and $51,752,000 overall decreases for the three and six months ended June 30, 2009, respectively, are attributable to a 13.5% reduction in the total number of full-time employees from June 30, 2008 to June 30, 2009 and the improved productivity of our employees. Our P&D shipments per hour increased 3.9% and 3.4% for the second quarter and first half of 2009, respectively. Platform pounds per hour increased 18.5% and 19.4% for the second quarter and first half of 2009, respectively. Our linehaul laden load average decreased 0.7% for the second quarter of 2009 but increased 1.3% for the first six months of 2009. These factors partially offset the impact on our operating ratio of the annual wage increase provided to our workforce in September 2008.

Employee benefit costs increased to 31.9% of salaries and wages from 28.9% in the second quarter of 2008 and increased to 33.3% of salaries and wages from 31.4% in the first half of 2008. These increases are the result of higher costs for our employees’ group health and dental coverage. Group health and dental costs increased to 12.5% and 12.8% of total salary and wages in the second quarter and first half of 2009, respectively, from 10.1% and 10.6% in respective periods of 2008, due primarily to an increase in the number of claims paid for participants under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), and the increased severity of health insurance claims. Legislation passed in 2009 increased the period of coverage for eligible COBRA participants who were involuntarily terminated between September 1, 2008 and December 31, 2009 and also reduced their premium payments. As a result, we could experience additional increases in our group health and dental claims costs.

Operating supplies and expenses decreased to 13.9% of revenue from 21.8% for the second quarter of 2008 and decreased to 13.8% of revenue from 20.9% for the first six months of 2008. The decrease for both periods is primarily due to the decline in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. Diesel fuel costs, excluding fuel taxes, decreased 62.0% from the second quarter of 2008 due primarily to a significant decrease in the price of diesel fuel as well as a 14.9% decrease in gallons consumed. Diesel fuel costs decreased 60.1% in the first half of 2009, which was also due to the significant decrease in price and a 16.0% decrease in gallons consumed. The reduction in our gallons consumed is the result of a decrease in the number of miles driven and an increase of 3.4% and 3.5% in our miles per gallon for the second quarter and first half of 2009, respectively. The decreased consumption of diesel fuel also lowered our fuel tax expenses and was the primary reason for the $1,409,000 and $2,838,000 reductions in “Operating taxes and licenses” for the three and six months ended June 30, 2009, respectively. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense increased to 7.6% and 7.7% of revenue for the second quarter and first half of 2009, respectively, from 5.2% and 5.4% of revenue for the same periods of 2008. These increases are due to the impact of the decline in revenue on these fixed costs and our investment in revenue equipment and real estate during 2008 and the first half of 2009. We made a strategic decision to accelerate our tractor purchases planned for 2009 into the first quarter while also retaining the tractors scheduled to be replaced, the majority of which were fully depreciated. We have also purchased additional replacement trailers and continued to invest in expanding the capacity of our service center network, which resulted in capital expenditures of $130,413,000 for the first half of 2009. Expanding the geographic reach and capacity of our service center network is consistent with our long-term strategies. In addition, we believe the additional equipment capacity puts us in a stronger position to accommodate an increase in the demand for our services that could result from potential business failures or consolidation in the LTL industry due to the recessionary economy.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation decreased to 2.7% of revenue for both the second quarter and first half of 2009 from 2.9% for both the second quarter and first half of 2008. The expansion of our service center network and the increased use of our personnel and equipment during a period of declining shipments allowed us to reduce our use of these services. In addition, our costs for these services have decreased as a result of the impact of the decrease in the average price of diesel fuel and pricing competitiveness in the transportation industry.

Our effective tax rate was 40.1% and 39.9% for the second quarter and first six months of 2009, respectively, as compared to 39.0% for the second quarter and first six months of 2008. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

	Six Months Ended June 30,
(In thousands)	2009	2008

Cash and cash equivalents at beginning of period	$24,104	$6,328

Cash flows provided by (used in):
Operating activities	54,942	81,425
Investing activities	(124,557)	(45,696)
Financing activities	49,456	(6,826)

(Decrease) increase in cash and cash equivalents	(20,159)	28,903

Cash and cash equivalents at end of period	$3,945	$35,231

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

Capital Expenditures

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisitions, if any, for the six-month period ended June 30, 2009 and the years ended December 31, 2008, 2007 and 2006:

(In thousands)	YTD June 30, 2009	Year Ended December 31,
		2008	2007	2006
Land and structures	$51,864	$118,310	$72,286	$82,011
Tractors	33,298	27,516	52,807	59,759
Trailers	32,287	20,599	43,793	49,209
Technology	4,052	7,688	9,582	10,265
Other	8,912	12,413	21,955	12,878
Proceeds from sale	(995)	(3,483)	(5,228)	(5,626)

Total	$129,418	$183,043	$195,195	$208,496

Our capital expenditure requirements are based primarily upon expansion in the size and number of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and revenue growth. Despite weak economic conditions in the first half of 2009, we continued the planned expansion of our service center network and took advantage of favorable real estate opportunities that support our long-term growth objectives. We also made a strategic decision to execute our normal equipment replacement cycle, while retaining tractors scheduled to be replaced. The increase in our fleet and service center capacity in 2009 positions us to take advantage of any increase in demand for our services caused by improvements in the economy or business failures or consolidation in the LTL industry. Through the first six months of 2009, we purchased property and equipment of $130,413,000. Cash flows from operations and the liquidation of $24,633,000 held in money market funds and short-term investments at December 31, 2008 funded approximately 61.0% of our capital expenditures in the first six months 2009. The remainder of these expenditures was funded through the use of our senior unsecured revolving credit facility.

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

We have two unsecured senior note agreements outstanding totaling $239,286,000 and $250,000,000 at June 30, 2009 and December 31, 2008, respectively. These notes call for periodic principal payments with maturities in 2015 and 2016. The first principal payment on our 2016 notes is due in April 2010. As a result, the liability for this $25,000,000 payment is included in current maturities of long-term debt at June 30, 2009.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that may be paid to shareholders to the greater of (i) $10,000,000; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first six months of 2009, and we have no plans to declare or pay a dividend during the remainder of 2009.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Our Credit Agreement and two unsecured senior note agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2009, we were in compliance with these covenants. We do not anticipate a decline in business levels or financial performance in 2009 that would be significant enough to cause us to violate our financial covenants, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet our short-term and long-term capital needs.

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

Forward-Looking Information

Forward-looking statements appear in this report, including but not limited to the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We are subject to numerous risks and uncertainties, including but not limited to those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A, “Risk Factors” and in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient in recovering our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating fuel prices;

•	the negative impact of any unionization, or the passage of legislation that could facilitate unionization, of our employees;

•	the challenges associated with executing our growth strategy;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements;

•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health and the cost of insurance coverage above retention levels;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment;

•	the decrease in demand and value for used equipment;

•	the availability and cost of diesel fuel;

•	the costs and potential for liabilities related to compliance with, or violations of, existing or future governmental laws and regulations;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the impact caused by potential disruptions to our information technology systems; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. Variable life insurance contracts expose the Company to fluctuations in equity markets; however, we utilize a third party to manage these assets and minimize that exposure.

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

Proposal 1 – Election of Directors

All of the following individuals were elected at the 2009 Annual Meeting of Shareholders held on May 18, 2009 (the “2009 Annual Meeting”) to serve as directors and received the number of votes set opposite their respective names:

Nominee	For	Withheld
Earl E. Congdon	35,192,335	1,090,764
David S. Congdon	35,306,398	976,701
John R. Congdon	34,264,943	2,018,156
J. Paul Breitbach	35,688,446	594,653
John R. Congdon, Jr.	34,189,987	2,093,112
Robert G. Culp, III	35,835,224	447,875
John D. Kasarda	35,845,526	437,573
Leo H. Suggs	35,825,566	457,533
D. Michael Wray	35,841,273	441,826

Proposal 2 – Ratification of the Company’s Independent Registered Public Accounting Firm

The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified at the 2009 Annual Meeting based on the following vote:

For	Against	Abstain
36,017,605	232,412	33,081

Item 6.	Exhibits

Exhibit No.	Description
3.2 (a)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

10.19.4	Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 21, 2009.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 7, 2009	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: August 7, 2009	/s/ John P. Booker, III
John P. Booker, III
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
3.2 (a)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

10.19.4	Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 21, 2009.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.