Form 10-Q
period 2009-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2009-11-09
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2009 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)	September 30, 2009 (Unaudited)	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$3,641	$24,104
Short-term investments	—	4,861
Customer receivables, less allowances of $12,592 and $11,735, respectively	150,175	139,211
Other receivables	8,450	7,325
Prepaid expenses	15,600	13,461
Deferred income taxes	17,977	20,268

Total current assets	195,843	209,230

Property and equipment:
Revenue equipment	673,977	611,836
Land and structures	593,617	499,106
Other fixed assets	153,132	138,550
Leasehold improvements	4,017	3,937

Total property and equipment	1,424,743	1,253,429

Accumulated depreciation	(491,102)	(428,944)

Net property and equipment	933,641	824,485

Intangible assets, net	24,864	25,550
Other assets	20,414	15,640

Total assets	$1,174,762	$1,074,905

Note: The Condensed Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share data)	September 30, 2009 (Unaudited)	December 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,404	$40,999
Compensation and benefits	46,772	43,129
Claims and insurance accruals	31,656	31,181
Other accrued liabilities	17,546	14,909
Current maturities of long-term debt	36,505	11,972

Total current liabilities	163,883	142,190

Long-term liabilities:
Long-term debt	277,412	240,017
Other non-current liabilities	66,504	60,601
Deferred income taxes	83,644	73,968

Total long-term liabilities	427,560	374,586

Commitments and contingent liabilities	—	—

Total liabilities	591,443	516,776

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	488,698	463,508

Total shareholders’ equity	583,319	558,129

Total liabilities and shareholders’ equity	$1,174,762	$1,074,905

Note: The Condensed Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2009	2008	2009	2008

Revenue from operations	$322,763	$415,874	$934,081	$1,201,888

Operating expenses:
Salaries, wages and benefits	183,755	209,767	541,745	619,509
Operating supplies and expenses	47,994	85,999	132,394	250,425
General supplies and expenses	9,620	12,284	28,030	35,343
Operating taxes and licenses	12,402	13,361	36,844	40,641
Insurance and claims	6,155	8,454	18,790	23,329
Communications and utilities	3,659	3,819	11,212	11,418
Depreciation and amortization	24,036	22,045	70,983	64,727
Purchased transportation	9,296	11,752	25,994	34,383
Building and office equipment rents	3,378	3,620	10,126	10,901
Miscellaneous expenses, net	2,513	2,336	6,493	4,939

Total operating expenses	302,808	373,437	882,611	1,095,615

Operating income	19,955	42,437	51,470	106,273

Non-operating expense (income):
Interest expense	3,109	3,584	9,693	10,592
Interest income	—	(230)	(40)	(706)
Other (income) expense, net	(389)	790	148	1,913

Total non-operating expense	2,720	4,144	9,801	11,799

Income before income taxes	17,235	38,293	41,669	94,474

Provision for income taxes	6,740	14,934	16,479	36,845

Net income	$10,495	$23,359	$25,190	$57,629

Basic and diluted earnings per share	$0.28	$0.63	$0.68	$1.55

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings
(In thousands)	Shares	Amount			Total
Balance as of December 31, 2008	37,285	$3,728	$90,893	$463,508	$558,129
Net income (Unaudited)	—	—	—	25,190	25,190

Balance as of September 30, 2009 (Unaudited)	37,285	$3,728	$90,893	$488,698	$583,319

Note: The Condensed Statement of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2008, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
(In thousands)
Cash flows from operating activities:
Net income	$25,190	$57,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,983	64,749
Loss (gain) on sale of property and equipment	10	(2,329)
Deferred income taxes	11,967	3,829
Changes in assets and liabilities, net	(15,939)	7,571

Net cash provided by operating activities	92,211	131,449

Cash flows from investing activities:
Purchase of property and equipment	(180,645)	(105,453)
Proceeds from sale of property and equipment	1,182	2,955
Purchase of short-term investment securities	—	(36,591)
Proceeds from sale of short-term investment securities	4,861	51,975
Acquisition of business assets	—	(7,267)

Net cash used in investing activities	(174,602)	(94,381)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(11,777)	(12,453)
Net proceeds from revolving line of credit	73,705	—

Net cash provided by (used in) financing activities	61,928	(12,453)

(Decrease) increase in cash and cash equivalents	(20,463)	24,615
Cash and cash equivalents at beginning of period	24,104	6,328

Cash and cash equivalents at end of period	$3,641	$30,943

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment	$—	$1,166
Fair value of property exchanged	$1,277	$7,823

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended September 30, 2009 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2009.

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

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of our condensed financial statements as previously described in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the changes described in this quarterly report.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The Financial Accounting Standards Codification (“FASC”) became the source of generally accepted accounting principles recognized by the FASB, effective for periods ending after September 15, 2009. Now, the FASB will issue guidance in the form of Accounting Standards Updates, rather than in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and also recognizes rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) as authoritative guidance. The Company adopted SFAS No. 168 in September 2009 and the adoption did not have a material impact on its financial position, results of operations or cash flows. However, the adoption of this new standard had an impact on the notes to the Company’s financial statements since all references and all

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

future references to authoritative accounting literature will either be removed or referenced in accordance with the FASC. Guidance set forth by SFAS No. 168 is incorporated into FASC 105, Generally Accepted Accounting Principles.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2009	December 31, 2008
Senior notes	$239,286	$250,000
Revolving credit facility	73,705	—
Capitalized lease obligations	926	1,498
Other obligations	—	491

Total long-term debt	313,917	251,989
Current maturities	(36,505)	(11,972)

Total maturities due after one year	$277,412	$240,017

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wachovia Bank, National Association (“Wachovia”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wachovia’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement during the first nine months of 2009 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance on the line of credit facility was $73.7 million and zero at September 30, 2009 and December 31, 2008, respectively. There were $50.3 million of outstanding letters of credit at September 30, 2009 and December 31, 2008.

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

Note 4. Subsequent Events

Management evaluated all subsequent events and transactions through November 9, 2009, the issuance date of these financial statements, and concluded that no subsequent events or transactions had occurred that required recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a non-union less-than-truckload (“LTL”) motor carrier providing regional and inter-regional service throughout the United States, including next-day and second-day service within each of our regions. We operate as one business segment and offer our products and services through four branded product groups, OD-Domestic, OD-Expedited, OD-Global and OD-Technology. In addition to our domestic LTL services, we offer service to and from all of North America, Central America, South America and the Far East. We also offer a broad range of expedited, logistical and warehousing services for both our domestic and global markets. Our services are complemented by our technological capabilities, which provide the means to improve the efficiency of our operations while empowering our customers to manage their shipping needs.

Our revenue is derived from providing freight transportation and supply-chain management services to our customers, whose demand for our services is generally tied to the overall health of the U.S. domestic economy. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We provide consistent customer service from a single organization, offering our customers information and pricing from one point of contact. Our integrated structure allows us to offer our customers consistent and continuous service across all areas of our operations, and our diversified mix and scope of regional, inter-regional and value-added services enable us to provide customers a single source to meet their LTL shipping and supply-chain needs.

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

•

Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. Beginning in 2008, however, many shippers began consolidating shipments in an effort to reduce the impact of the high cost of diesel fuel on their transportation costs. In doing so, these shippers caused an increase in our weight per shipment by shipping the same volume of goods with fewer shipments.

•

Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By analyzing this metric, we can determine the success and growth potential of our service products in these markets.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	56.9	50.4	58.0	51.6
Operating supplies and expenses	14.9	20.7	14.2	20.8
General supplies and expenses	3.0	3.0	3.0	2.9
Operating taxes and licenses	3.8	3.2	3.9	3.4
Insurance and claims	1.9	2.0	2.0	1.9
Communications and utilities	1.1	0.9	1.2	1.0
Depreciation and amortization	7.5	5.3	7.6	5.4
Purchased transportation	2.9	2.8	2.8	2.9
Building and office equipment rents	1.0	0.9	1.1	0.9
Miscellaneous expenses, net	0.8	0.6	0.7	0.4

Total operating expenses	93.8	89.8	94.5	91.2

Operating income	6.2	10.2	5.5	8.8

Interest expense, net *	1.0	0.8	1.0	0.8
Other (income) expense, net	(0.1)	0.2	—	0.1

Income before income taxes	5.3	9.2	4.5	7.9

Provision for income taxes	2.0	3.6	1.8	3.1

Net income	3.3%	5.6%	2.7%	4.8%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month and nine-month periods ended September 30, 2009 and 2008 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Work days	64	64	—%	191	192	(0.5)%
Revenue (in thousands)	$322,763	$415,874	(22.4)%	$934,081	$1,201,888	(22.3)%
Operating ratio	93.8%	89.8%	4.5%	94.5%	91.2%	3.6%
Net income (in thousands)	$10,495	$23,359	(55.1)%	$25,190	$57,629	(56.3)%
Diluted earnings per share	$0.28	$0.63	(55.6)%	$0.68	$1.55	(56.1)%
Total tons (in thousands)	1,253	1,457	(14.0)%	3,693	4,280	(13.7)%
Shipments (in thousands)	1,491	1,733	(14.0)%	4,381	5,215	(16.0)%
Weight per shipment (lbs.)	1,680	1,682	(0.1)%	1,686	1,641	2.7%
Revenue per hundredweight	$12.90	$14.28	(9.7)%	$12.67	$14.08	(10.0)%
Revenue per shipment	$216.81	$240.14	(9.7)%	$213.58	$231.14	(7.6)%
Average length of haul (miles)	924	894	3.4%	924	904	2.2%

Our financial results for the third quarter and first nine months of 2009 continue to reflect the negative impact of the recessionary economy and the increasingly competitive environment within the LTL industry. Capacity in the LTL industry again outpaced demand for freight services during the third quarter, which resulted in aggressive price competition and overall tonnage declines during the third quarter and year-to-date periods of 2009. Due to these factors and the significant decrease in fuel surcharges, our revenue decreased 22.4% and 22.3% for the third quarter and first nine months of 2009, respectively.

To lessen the negative impact of the decline in revenue on our earnings, we continued to focus on improving the efficiency of our operations and the productivity of our workforce. We also continued to be diligent in managing other variable costs. Our success with these initiatives has resulted in significant costs savings, which has allowed us to remain profitable despite the decrease in our revenues. However, the decline in tonnage and the continued pressure on our yields exceeded the cost savings that were achieved during the quarterly and year-to-date periods. As a result, our operating ratio increased to 93.8% from 89.8% in the third quarter of 2008 and increased to 94.5% from 91.2% in the first nine months of 2008. Net income decreased 55.1% to $10.5 million for the third quarter of 2009 and decreased 56.3% to $25.2 million for the first nine months of 2009, as compared to the comparable periods in 2008.

Revenue

The decrease in revenue for the third quarter and the first nine months of 2009 was driven primarily by both decreases in tonnage and revenue per hundredweight. Tonnage declined 14.0% and 13.7% for the three and nine months ended September 30, 2009, respectively, when compared to the same periods of 2008. The third quarter decrease in tonnage resulted primarily from a 14.0% decrease in shipments, as weight per shipment remained relatively consistent with the third quarter of 2008. The tonnage decrease for the first nine months of 2009 resulted from a 16.0% decrease in shipments that was partially offset by a 2.7% increase in weight per shipment. The continued decline in our tonnage year over year was primarily attributable to the impact of the recessionary economy on freight demand, since our research indicates there was no significant change in our market share. We believe conditions in the LTL industry will not improve until there is sustained growth in the domestic economy or a significant decrease in capacity resulting from industry consolidation. Until one or both of these events occur, we could experience additional declines in shipments and tonnage, as well as continued pressure on our yields, during the remainder of 2009.

Revenue per hundredweight decreased 9.7% to $12.90 from $14.28 in the third quarter of 2008 and decreased 10.0% to $12.67 from $14.08 in the first nine months of 2008. The decrease in our revenue per hundredweight for both of these periods was primarily due to the reduction in fuel surcharge revenue, which resulted from a significant decline in the average price of diesel fuel. Fuel surcharge revenue decreased to 10.3% of revenue in the third quarter of 2009 from 19.7% of revenue in the prior-year quarter and decreased to 9.1% of revenue from 18.3% in the first nine months of 2008. Excluding fuel surcharges, revenue per hundredweight increased 0.9% for the three months ended September 30, 2009 when compared to the same period of 2008 and decreased only 0.1% for the nine months ended September 30, 2009 compared to the same nine months of 2008.

We remain committed to our superior level of customer service, which we believe differentiates us in a marketplace that has been plagued by tonnage declines and aggressive price competition. We have continued to maintain outstanding on-time service performance as well as a historically low cargo claims ratio, which we believe have contributed to the stability of our pricing. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. However, we have been unable to sufficiently increase our overall pricing structure to offset declining fuel surcharges during 2009 due to the competitive environment that has resulted from reduced freight demand and overcapacity in our industry. We believe this environment caused many of our LTL competitors to generally reduce their prices in 2009 in an effort to preserve or expand market share. In addition, the pricing competition intensified throughout the third and early fourth quarters and we see no indicators of improvement for the remainder of the year. The prolonged impact of overcapacity in the industry and the aggressive competition on prices could continue to impact our ability to maintain our pricing in future periods, which in turn could have a material adverse impact on our revenue and net income.

Operating Costs and Other Expenses

Salaries, wages and benefits increased to 56.9% and 58.0% of revenue for the third quarter and first nine months of 2009, respectively, from 50.4% and 51.6% in the comparable periods of the prior year. These increases as a percent of revenue are primarily the result of the year-over-year decline in fuel surcharges. As a result, driver wages increased to 22.9% of revenue from 20.3% in the third quarter of 2008 and increased to 23.3% from 20.6% in the first nine months of 2008. Platform wages as a percentage of revenue increased to 6.7% of revenue from 6.5% in the third quarter of 2008 and increased to 6.8% from 6.6% in the first nine months of 2008.

While our salaries, wages and benefits increased as a percent of revenue, the $26.0 million and $77.8 million overall decreases for the three and nine months ended September 30, 2009, respectively, are primarily attributable to a 15.0% reduction in the total number of full-time employees from September 30, 2008 to September 30, 2009 and the improved productivity of our employees. Our P&D shipments per hour increased 5.0% and 3.9% for the third quarter and first nine months of 2009, respectively, reflecting the improved efficiencies and utilization of our experienced drivers. Our P&D stops per hour also increased 5.5% and 3.4% for the third quarter and first nine months of 2009, respectively. Platform pounds per hour increased 17.6% and 18.8% for the third quarter and first nine months of 2009, respectively. Our linehaul laden load average decreased 0.8% for the third quarter of 2009, but increased 0.6% for the first nine months of 2009. These productivity improvements partially offset the impact on our operating ratio of the annual wage increase provided to our workforce in September 2008.

Employee benefit costs increased to 33.0% of salaries and wages from 29.0% in the third quarter of 2008 and increased to 33.2% of salaries and wages from 30.6% in the first nine months of 2008. These increases are primarily the result of higher costs related to workers’ compensation claims experience and our group health and dental coverage. Workers’ compensation costs for the quarter and year-to-date periods increased primarily due to new claims as well as unfavorable adjustments to reserves for claims incurred in prior periods. Group health and dental costs increased to 11.5% from 10.0% of total salary and wages in the third quarter of 2008 and increased to 12.3% of total salary and wages from 10.4% in first nine months of 2008. These increases were due primarily to an increase in the average cost of medical claims and an increase in the number of claims paid for participants under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”).

Operating supplies and expenses decreased to 14.9% of revenue from 20.7% for the third quarter of 2008 and decreased to 14.2% of revenue from 20.8% for the first nine months of 2008. The decrease for both periods is primarily due to the decline in diesel fuel costs, excluding fuel taxes, which is the largest component of our operating supplies and expenses. Diesel fuel costs, excluding fuel taxes, decreased

54.0% in the third quarter as compared to the same period of 2008 due primarily to a 46.8% decrease in the average price per gallon of our diesel fuel, as well as a 13.6% decrease in gallons consumed. These costs decreased 58.0% for the first nine months of 2009, which was primarily due to a 50.3% decrease in the average price per gallon of our diesel fuel and a 15.2% decrease in gallons consumed. The reductions in fuel consumption are the result of a decrease in the number of miles driven for those periods, as well as an overall increase in our miles per gallon. The decreased consumption of diesel fuel also lowered our fuel tax expenses and was the primary reason for the $1.0 million and $3.8 million reductions in “Operating taxes and licenses” for the three and nine months ended September 30, 2009, respectively. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense increased to 7.5% and 7.6% of revenue for the third quarter and first nine months of 2009, respectively, from 5.3% and 5.4% of revenue for the same periods of 2008. These increases are due primarily to the impact of the decline in revenue on these fixed costs and our investment in revenue equipment and real estate during 2008 and the first nine months of 2009. We made a strategic decision to accelerate our tractor purchases planned for 2009 into the first quarter while also retaining the tractors scheduled to be replaced, the majority of which were fully depreciated. We have also purchased additional replacement trailers and continued to invest in expanding the capacity of our service center network, which resulted in capital expenditures of $180.6 million for the first nine months of 2009. Expanding the geographic reach and capacity of our service center network is consistent with our long-term strategies. In addition, we believe the additional equipment capacity puts us in a stronger position to accommodate any future increase in the demand for our services that could result from potential business failures or consolidation in the LTL industry due to the recessionary economy.

Other (income) expense, net includes the net investment gains or losses on the cash value of our variable life insurance contracts related to Company’s non-qualified deferred compensation plans. The cash value of these contracts was impacted by the improvement in equity markets during the third quarter of 2009, which favorably affected the quarterly and year-to-date comparisons with 2008.

Our effective tax rate was 39.1% and 39.5% for the third quarter and first nine months of 2009, respectively, as compared to 39.0% for the third quarter and first nine months of 2008. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In thousands)	2009	2008

Cash and cash equivalents at beginning of period	$24,104	$6,328

Cash flows provided by (used in):
Operating activities	92,211	131,449
Investing activities	(174,602)	(94,381)
Financing activities	61,928	(12,453)

(Decrease) increase in cash and cash equivalents	(20,463)	24,615

Cash and cash equivalents at end of period	$3,641	$30,943

We have two primary sources of available liquidity to meet our operating, investing and financing needs: cash flows from operations and available borrowings under our senior unsecured revolving credit facility, which is described below. We believe we also have sufficient access to capital markets to provide another source of liquidity, if needed. To facilitate our access to the equity market, we recently filed an automatic shelf registration statement with the SEC that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time.

Capital Expenditures

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisitions, if any, for the nine-month period ended September 30, 2009 and the years ended December 31, 2008, 2007 and 2006:

	YTD September 30, 2009	Year Ended December 31,
(In thousands)		2008	2007	2006
Land and structures	$94,123	$118,310	$72,286	$82,011
Tractors	33,073	27,516	52,807	59,759
Trailers	32,161	20,599	43,793	49,209
Technology	5,461	7,688	9,582	10,265
Other	15,827	12,413	21,955	12,878
Proceeds from sale	(1,182)	(3,483)	(5,228)	(5,626)

Total	$179,463	$183,043	$195,195	$208,496

Our capital expenditure requirements are based primarily upon expansion in the size and number of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and revenue growth. Despite weak economic conditions in the first nine months of 2009, we continued the planned expansion of our service center network and took advantage of favorable real estate opportunities that support our long-term growth objectives. We also made a strategic decision to execute our normal equipment replacement cycle, while retaining tractors scheduled to be replaced. By increasing our fleet and service center capacity during 2009, we believe we have positioned the Company to take advantage of any increase in demand for our services caused by improvements in the economy or business failures or consolidation in the LTL industry. Our purchase of additional equipment in 2009 should also result in reduced capital expenditures for equipment in 2010. As a result, we will limit our exposure to the increased cost and unknown reliability of tractors complying with the 2010 federal emissions regulations of the U.S. Environmental Protection Agency.

Through the first nine months of 2009, we purchased property and equipment of $180.6 million. Cash flows from operations and the liquidation of $24.6 million held in money market funds and short-term investments at December 31, 2008 funded approximately 64.7% of our capital expenditures in the first nine months of 2009. The remainder of these expenditures was funded through the use of our senior unsecured revolving credit facility.

Since the second quarter of 2009, we increased our projected capital expenditures, net of anticipated proceeds from dispositions, by $10.0 million to approximately $200.0 million for the year ending December 31, 2009. Of our capital expenditures, approximately $90.0 million is allocated for the purchase of tractors, trailers and other equipment; approximately $95.0 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; and approximately $8.0 million is allocated for investments in technology. We plan to fund the remaining balance of projected capital expenditures primarily through cash flows from operations and the use of our senior unsecured revolving credit facility, if necessary.

Financing Agreements

We have a five-year, $225.0 million senior unsecured revolving credit facility, which was established pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wachovia Bank, National Association (“Wachovia”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. At September 30, 2009, we had $101.0 million of available borrowing capacity under the Credit Agreement.

We have two unsecured senior note agreements outstanding totaling $239.3 million and $250.0 million at September 30, 2009 and December 31, 2008, respectively. These notes call for periodic principal payments with maturities in 2015 and 2016. The first principal payment on our 2016 notes is due in April 2010. As a result, the liability for this $25.0 million payment is included in current maturities of long-term debt at September 30, 2009.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that may be paid to shareholders to the greater of (i) $10.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first nine months of 2009, and we have no plans to declare or pay a dividend during the remainder of 2009.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Our Credit Agreement and two unsecured senior note agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2009, we were in compliance with these covenants. We do not anticipate a decline in business levels or financial performance in the next year that would be significant enough to cause us to violate our financial covenants. We believe the combination of our existing Credit Agreement along with our access to other forms of capital will be sufficient to meet our short-term and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2008 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as the economy, could cause variation in these trends. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally results in improved operating margins for those periods.

In the current economic and operating environments, tonnage levels have significantly declined, causing our seasonal trends to be somewhat inconsistent with those occurring in prior years. We believe seasonal trends will continue to impact our business; however the typical build in freight demand during the second and third quarters of 2009 was not as measurable as the normal build experienced in prior years. We anticipate that our seasonal trends may continue to be inconsistent with normal trends until there is a general improvement in the domestic economy.

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

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment;

•	the decrease in demand and value for used equipment;

•	the availability and cost of diesel fuel;

•	the costs and potential for liabilities related to compliance with, or violations of, existing or future governmental laws and regulations;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with any future changes in accounting standards or practices;

•	the impact caused by potential disruptions to our information technology systems; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

Our forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements as (i) these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our Credit Agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreement for the first nine months of 2009 were $47.6 million and 2.31%, respectively. A 100 basis point increase in the average interest rate on this agreement would have a $0.5 million impact on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

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

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the risk factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

During the third quarter of 2009, many of our LTL competitors generally reduced their prices, creating a very aggressive pricing environment throughout the industry. As a result, pricing competition intensified through the third and early fourth quarters and we see no indicators of improvement for the remainder of 2009. The prolonged impact of overcapacity in the industry and the aggressive competition on prices could continue to impact our ability to maintain our pricing in future periods. Our inability to maintain pricing in the future could significantly limit our ability to maintain profitability, which could have a material adverse impact on our financial position and results of operations.

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

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 9, 2009	/S/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE:	November 9, 2009	/S/ JOHN P. BOOKER, III
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