Form 10-K
period 2009-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2010-03-01
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was $935,643,473, based on the closing sales price as reported on the NASDAQ Global Select Market.

As of February 26, 2010, the registrant had 37,284,675 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Overview

Old Dominion is a leading, less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. We operate as one business segment and offer our products and services through our four branded product groups: OD-Domestic, OD-Expedited, OD-Global and OD-Technology. We have grown to be the sixth largest LTL motor carrier in the United States, as measured by 2008 revenue, according to Transport Topics. In addition to our LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. Our services are complemented by our technological capabilities, which provide the tools to improve the efficiency of our operations while empowering our customers to manage their shipping needs.

We have grown our revenue and customer base through both organic growth and strategic acquisitions. Prior to 1995, we provided regional service within the Southeastern region of the United States as well as inter-regional service connecting the Southeast to select major metropolitan areas. We have since expanded our infrastructure to provide next-day and second-day service within each of our six regions that now cover the entire continental United States, as well as expanded our inter-regional and national service between these regions. To support this geographic expansion, we increased our number of service centers from 53 at December 31, 1995 to 210 at December 31, 2009, including 72 new service centers in the past five years.

We attribute our growth to our focus on meeting our customers’ complete supply chain needs from a single point of contact with a high level of customer service supported by continual investment in our employees, service center network and technology. Our integrated structure allows us to offer our customers consistent and continuous service from origin to destination. We believe our operating structure and proprietary information systems enable us to provide higher customer service levels and better manage our operating costs.

We were organized in 1934 and incorporated in Virginia in 1950. Our principal executive offices are located at 500 Old Dominion Way, Thomasville, North Carolina, 27360. Please refer to the Balance Sheets and Statements of Operations included in Item 8, “Financial Statements and Supplementary Data” of this report for information regarding our total assets, revenue from operations and net income.

Our Industry

Trucking companies provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: LTL and truckload. LTL carriers pick up multiple shipments from multiple customers on a single truck and then route that freight for delivery through service centers where the freight may be transferred to other trucks with similar destinations. In contrast, truckload carriers generally dedicate an entire trailer to one customer from origin to destination.

According to the American Trucking Associations, the trucking industry accounted for 83.1% of total domestic freight revenue in 2008, or $660.3 billion, of which the LTL sector accounted for 7.8%, or $51.8 billion. In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. Significant capital is required of LTL motor carriers to create and maintain a network of service centers and a fleet of tractors and trailers. The high fixed costs and capital spending requirements for LTL motor carriers makes it difficult for new start-up or small operators to effectively compete with established companies. In addition, successful LTL motor carriers generally employ, and continuously update, a high level of technology to provide information to customers and to reduce operating costs.

The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2008 revenue, the top 25 LTL motor carriers accounted for approximately 60% of the total LTL market. Consolidation has accelerated in recent years due to an increase in customer demand for single transportation providers offering both national and regional LTL service and complex supply chain services, which smaller regional carriers with lesser financial resources are generally unable to provide. We believe consolidation will continue, particularly in the current economic environment, which appears to have substantially weakened the financial condition of many of our competitors.

Competition

We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. Competition is based primarily on service, price and business relationships. We believe that we are able to compete effectively in our markets by providing high-quality and timely service at competitive prices.

At all levels of our organization, we seek to continuously improve customer service by maximizing on-time performance while reducing transit times and minimizing cargo claims. We believe our transit times are generally faster than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national service enables us to provide our customers with a single source to meet their LTL shipping needs, and we believe this provides us with a distinct advantage over our regional, multi-regional and national competition.

We also believe our non-union workforce gives us a significant advantage over our unionized LTL competitors. By utilizing flexible scheduling and training our employees to perform multiple tasks, we believe we achieve greater productivity and higher levels of customer service. We believe our focus on communication, continued education, development and motivation strengthens the relationships among our employees.

We compete with several larger transportation service providers, each of which may have more equipment, a broader coverage network and a wider range of services than we have. Our larger competitors may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy.

Service Center Operations

At December 31, 2009, we conducted operations through 210 service center locations, of which we own 125 and lease 85. We operate nine major breakbulk facilities in Atlanta, Georgia; Rialto, California; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using some smaller service centers for limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country to provide the highest quality service and minimize freight rehandling costs.

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

While we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or several other gateways, such as our website, electronic data interchange (“EDI”), automated voice response systems and automated fax systems. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and our customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service products.

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

Tractors, Trailers and Maintenance

At December 31, 2009, we owned 5,390 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2009, we operated a fleet of 21,185 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment that meets our specifications.

At various times, we have also acquired tractors and trailers through our acquisition of business assets from other carriers. The purchase of pre-owned equipment can provide an excellent value, but can increase our fleet’s average age. The table below reflects, as of December 31, 2009, the average age of our tractors, trucks and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age (in years)
Linehaul tractors	2,923	2.9
P&D tractors	2,467	7.7
P&D trucks	114	3.6
Linehaul trailers	15,538	7.6
P&D trailers	5,647	12.4

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2009, 2008 and 2007. Our capital expenditures for tractors and trailers in 2009 were limited to replacing a portion of the equipment scheduled to be retired through the normal replacement cycle. We retained this equipment scheduled for replacement, however, to provide sufficient capacity for us to take advantage of any increase in demand for our services caused by improvements in the economy, potential business failures or consolidation in the LTL industry. As a result of our current capacity, our equipment purchases in 2010 should be significantly reduced.

	Year ended December 31,
(In thousands)	2009	2008	2007
Tractors	$33,072	$27,516	$52,807
Trailers	32,639	20,599	43,793

Total	$65,711	$48,115	$96,600

At December 31, 2009, we had major maintenance operations at our service centers in Rialto, California; Denver, Colorado; Atlanta, Georgia; Indianapolis, Indiana; Kansas City and Parsons, Kansas; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; Dallas, Texas; and Salt Lake City, Utah. In addition, eighteen other service center locations are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to ensure our fleet is properly maintained. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment was utilized. P&D tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2009, we had a sales staff of 453 employees. We compensate our sales force, in part, based upon on-time service performance, revenue generated and Company and service center profitability, which we believe helps motivate our sales employees to achieve our service, growth and profitability objectives.

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

Revenue is generated by customers dispersed primarily throughout the United States and North America. In 2009, our largest customer accounted for approximately 2.9% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 8.9%, 14.0% and 21.0% of our revenue, respectively. For each of the previous three years, at least 90% of our revenue was derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as the economy, could cause variation in these trends. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third quarter or early fourth quarter, which generally results in improved operating margins for those periods.

In 2009, we experienced harsh winter weather during the first quarter that, as expected, negatively impacted our operating margins. These negative impacts included increased operating costs resulting from inefficiencies in our service center network due to harsh winter weather, as well as a reduction in demand primarily attributable to the ongoing effects of the recessionary economy. Subsequent to the first quarter of 2009, we experienced a seasonal build in freight that was consistent with our normal seasonal trends, though the seasonal build was not as measurable as in prior years. We believe seasonal trends will continue to impact our business; however, we anticipate that our tonnage trends may continue to be inconsistent with historical trends until there is a general improvement in the domestic economy.

Technology

We continually upgrade our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We employ vehicle safety systems, freight handling systems and logistics technology to reduce costs and transit times. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers and we self-insure a portion of this risk. We are currently self-insured for bodily injury and property damage (“BIPD”) claims up to $2.75 million per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1.0 million per occurrence, through either self-insurance or insurance deductibles. We are insured for group health claims under a graduated aggregating policy, where we are exposed to claims up to $350,000 per occurrence, plus an additional $235,000 for claims exceeding $650,000. Our long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

We believe that our policy of self-insuring a portion of our risk, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We also believe that our current insurance coverage is adequate to cover our liability risks.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. Although we maintained fuel storage and pumping facilities at 41, or 20%, of our service center locations at December 31, 2009, we may experience shortages at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. As a result of higher diesel fuel costs, we implemented a fuel surcharge program in August 1999 that has remained in effect since that time and has become one of many components in the overall price for our transportation services. Our fuel surcharges are generally indexed to the U.S. Department of Energy’s (the “DOE”) published fuel prices that reset each week. Our management believes that our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Diesel fuel costs, including fuel taxes, totaled 11.4% and 16.8% of revenue in 2009 and 2008, respectively.

Employees

As of December 31, 2009, we employed 9,608 individuals on a full-time basis, of which none were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Category	Number of employees
Drivers	5,041
Platform	1,405
Fleet technicians	350
Sales	453
Salaried, clerical and other	2,359

As of December 31, 2009, we employed 2,477 linehaul drivers and 2,564 P&D drivers on a full-time basis. All of our drivers are selected based upon safe driving records and experience. Each of our drivers is required to pass a drug test and have a current U.S. Department of Transportation (“DOT”) physical and a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, as well as all employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 2,598 individuals have graduated from this program. Of the program graduates, we have experienced an annual turnover rate of approximately 8.5%, which is below our company-wide average turnover rate of approximately 10.5% for drivers. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining our qualified drivers. Drivers with safe driving records are rewarded with bonuses of up to $3,000 payable each year. Driver safety bonuses paid during 2009 and 2008 were $2.0 million in each year.

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

The cost of compliance with current applicable laws and regulations has not materially impacted our results of operations or financial condition. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2010 or fiscal year 2011. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Available Information

Through our website, http://www.odfl.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, as soon as practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The public may read or copy any document we file with the SEC at the SEC’s website, http://www.sec.gov (File No. 0-19582), or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The SEC can be reached at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Information contained on our website is neither part of nor incorporated by reference in this Form 10-K or any other report we file with or furnish to the SEC.

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

•

some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and pricing policies.

Since the recessionary environment began, many of our LTL competitors generally reduced their prices to address overcapacity and created a very aggressive pricing environment throughout the industry. Although we remain focused on maintaining our pricing philosophy of charging a fair and reasonable price for the high level of our service offerings, the recessionary environment has had, and could continue to have, a negative impact on our operations and profitability.

If our employees were to unionize, our operating costs would increase and our ability to compete would be impaired.

None of our employees are currently represented by a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. We can offer no assurance that our employees will not unionize in the future, particularly if regulatory changes occur that facilitate unionization.

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

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding our geographic footprint and broadening the scope of our service offerings. In connection with our growth strategy, at various times, we have made selective acquisitions, purchased additional equipment, expanded and upgraded service centers and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

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

We cannot assure that we will overcome the risks associated with our growth strategy. If we fail to overcome those risks, we may not realize additional revenue or profits from our efforts, we may incur additional expenses and, therefore, our financial position and results of operations could be materially and adversely affected.

Our customers and suppliers’ business may be impacted by a downturn in the economy and/or a disruption of financial markets.

Adverse economic conditions can negatively affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, due to disruptions in the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter.

Our supplier’s business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability, group health and dental. We have insurance coverage with third-party insurance carriers, but self-insure a portion of the risk associated with these claims. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected. In addition, insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient financing.

Our business is highly capital intensive. Our purchases of property and equipment in 2009 and 2008 were $210.9 million and $181.5 million, respectively. We expect our net capital expenditures for 2010 to be approximately $95 million. While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and available borrowings under our existing senior unsecured credit agreement, we may require additional financing to support our continued growth. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our planned capital expenditures, we will be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

In addition, our business has significant operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain. We have a $225.0 million senior unsecured revolving credit facility that matures on August 10, 2011, which we believe provides us with a sufficient source for borrowing as needed.

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

A decrease in the demand and value of used equipment.

As we purchase new tractors as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry as well as adverse domestic and foreign economic conditions can negatively impact the demand for used tractors and, therefore, reduce the value we can obtain on our used equipment. If we are unable to sell our replacement vehicles at or above salvage value, the resulting losses could have a significant impact on our results of operations.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel is a significant operating expense for our business. We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results, unless the increase is offset by increases in freight rates or fuel surcharges charged to our customers. Depending on the base rate and fuel surcharge levels agreed upon by individual shippers, a rapid and significant change in the cost of diesel fuel could also have a material adverse effect on our operating results. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. While we have historically been able to adjust our base rate pricing and/or fuel surcharges to offset changes to the cost of diesel fuel, we cannot be certain that we will be able to do so in the future.

We maintained fuel storage and pumping facilities at 41 and 36 of our service center locations at December 31, 2009 and 2008, respectively. However, we may experience shortages in the availability of diesel fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

We are subject to various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our business.

We are subject to various federal, state and local environmental laws and regulations that govern, among other things, the emission and discharge of hazardous materials into the environment, the presence of hazardous materials at our properties or in our vehicles, fuel storage tanks, the transportation of certain materials and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the clean-up of accidents involving our vehicles. Environmental laws have become and are expected to continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

The U.S. Environmental Protection Agency (the “EPA”) has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model-year 2007. The final phase of the regulations requires reduced nitrogen and non-methane hydrocarbon emissions beginning with model-year 2010. These regulations have resulted in higher prices for tractors and diesel engines and increased fuel and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and operations.

In addition to the EPA regulations on exhaust emissions with which we must comply, there is an increased regulatory focus on climate change and greenhouse gas emissions in the United States. As a result, we may become subject to additional legislation that could adversely impact our business. At this time, we cannot predict the requirements of any future regulations. However, any limitations on the emission of greenhouse gases or other environmental legislation could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

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

Our operations are subject to seasonal trends common in the trucking industry. Our operating margins in the first quarter are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

If we are unable to retain our key employees, our financial condition, results of operations and liquidity could be adversely affected.

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operation and liquidity.

Our principal shareholders control a large portion of our outstanding common stock.

Earl E. Congdon, John R. Congdon and members of their respective families beneficially own approximately one-third of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders.

Our financial results may be adversely impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements, such as a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards, could change the way we record revenues, expenses, assets and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations and/or access to capital.

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

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 30.1 acres of land. At December 31, 2009, we operated 210 service centers, of which 125 were owned and 85 were leased. Our service centers that are owned include most of our larger facilities and account for 77.7% of the total door capacity in our network. We own all of our major breakbulk facilities, which are listed below with the number of doors as of December 31, 2009.

Service Center	Doors
Harrisburg, Pennsylvania	305
Morristown, Tennessee	247
Dallas, Texas	234
Atlanta, Georgia	227
Indianapolis, Indiana	223
Greensboro, North Carolina	219
Memphis, Tennessee	169
Rialto, California	152
Salt Lake City, Utah	129

These facilities are strategically dispersed over the states in which we operate. At December 31, 2009, the terms of our leased properties ranged from month-to-month to a lease that expires in 2023. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own 25 non-operating properties, all of which are held for lease or are planned for future use. Seven of these properties are leased with lease terms that range from month-to-month to a lease that expires in 2012.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands. In addition, we believe we have sufficient capacity in our service center network to accommodate a substantial increase in demand for our services.

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

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ODFL. At February 12, 2010, there were approximately 9,925 holders of our common stock, including 151 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2009 or 2008, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2010. For information concerning restrictions on our ability to make dividend payments, see Liquidity and Capital Resources in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 in Item 8, “Financial Statements and Supplementary Data” of this report.

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$29.50	$33.81	$38.75	$34.95
Low	$18.69	$22.60	$29.63	$24.10

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$33.62	$33.58	$40.09	$30.60
Low	$20.31	$27.00	$26.74	$18.47

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2004, in (i) our Common Stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) the NASDAQ Stock Market (US) for the five-year period ended December 31, 2009:

Cumulative Total Return

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Old Dominion Freight Line, Inc	$100	$116	$104	$100	$123	$132
NASDAQ Trucking and Transportation Stocks.	$100	$104	$121	$130	$84	$98
The NASDAQ Stock Market (US)	$100	$102	$112	$122	$59	$84

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2009	2008	2007	2006	2005
Operating Data:
Revenue from operations	$1,245,005	$1,537,724	$1,401,542	$1,279,431	$1,061,403
Depreciation and amortization expense	94,784	87,083	79,863	67,634	55,897
Total operating expenses	1,174,614	1,408,654	1,271,605	1,148,946	963,818
Operating income	70,391	129,070	129,937	130,485	97,585
Interest expense, net (1)	12,998	13,012	12,960	10,206	6,527
Provision for income taxes	22,294	43,989	43,963	46,774	36,388
Income before cumulative effect of accounting change	34,871	68,677	71,832	72,569	53,883
Cumulative effect of accounting change, net	—	—	—	—	408
Net income	34,871	68,677	71,832	72,569	53,475
Per Share Data:
Diluted earnings per share before cumulative effect of accounting change	0.94	1.84	1.93	1.95	1.45
Diluted earnings per share	0.94	1.84	1.93	1.95	1.43
Balance Sheet Data:
Cash, cash equivalents and short-term investments	4,171	28,965	30,703	87,724	986
Current assets	174,175	209,230	216,277	256,367	150,213
Total assets	1,159,278	1,074,905	981,048	892,193	641,648
Current liabilities	148,125	142,190	127,723	121,546	111,028
Long-term debt (including current maturities)	305,532	251,989	263,754	274,582	128,956
Shareholders’ equity	593,000	558,129	489,452	417,620	345,051
Operating Statistics:
Operating ratio	94.3%	91.6%	90.7%	89.8%	90.8%
Revenue per hundredweight	$12.70	$13.88	$13.30	$13.16	$12.63
Revenue per intercity mile	$4.16	$4.60	$4.31	$4.32	$4.12
Intercity miles (in thousands)	299,330	334,219	325,268	296,464	257,900
Total tons (in thousands)	4,902	5,545	5,271	4,859	4,203
Total shipments (in thousands)	5,750	6,691	6,765	6,428	5,751
Average length of haul (2) (miles)	928	901	926	922	912

(1)	For the purpose of this table, interest expense is presented net of interest income.

(2)

We refined our average length of haul calculation in 2008 by excluding miles from the Company’s agent carriers, which had the effect of lowering this metric slightly. We were able to recalculate this operating metric for each year and, therefore, we restated this metric for years prior to 2008 presented in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. We operate as one business segment and offer our products and services through our four branded product groups: OD-Domestic, OD-Expedited, OD-Global and OD-Technology. In addition to our LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including this deferred revenue in our revenue per hundredweight measurements results in a better indicator of changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

•

Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers’ products and overall increased economic activity. Beginning in 2008, however, many shippers began consolidating shipments in an effort to reduce the impact of the high cost of diesel fuel on their transportation costs. In doing so, these shippers caused an increase in our weight per shipment by shipping the same volume of goods with fewer shipments. We believe this trend continued in 2009, despite the subsequent overall decline in diesel fuel costs, due to the overall weak demand for shippers’ goods resulting from the recessionary economy.

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

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, P&D stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density, it is critical for us to obtain an appropriate yield on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in density are key components in our ability to produce profitable growth.

Our primary cost elements are direct wages and benefits associated with the movement of freight; operating supplies and expenses, which includes fuel and repair parts; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2009	2008	2007
Revenue from operations	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	57.7	52.3	53.6
Operating supplies and expenses	14.6	19.9	17.0
General supplies and expenses	2.9	2.9	2.9
Operating taxes and licenses	4.0	3.4	3.6
Insurance and claims	1.8	2.3	2.4
Communication and utilities	1.2	1.0	1.1
Depreciation and amortization	7.6	5.7	5.7
Purchased transportation	2.7	2.8	3.1
Building and office equipment rents	1.1	0.9	0.8
Miscellaneous expenses, net	0.7	0.4	0.5

Total operating expenses	94.3	91.6	90.7

Operating income	5.7	8.4	9.3
Interest expense, net (1)	1.1	0.8	0.9
Other expense, net	—	0.2	0.1

Income before income taxes	4.6	7.4	8.3
Provision for income taxes	1.8	2.9	3.2

Net income	2.8%	4.5%	5.1%

(1)	For the purpose of this table, interest expense is presented net of interest income.

2009 Compared to 2008

Key financial and operating metrics for 2009 and 2008 are presented below:

	2009	2008	Change	% Change
Work days	253	254	(1)	(0.4)
Revenue (in thousands)	$1,245,005	$1,537,724	$(292,719)	(19.0)
Operating ratio	94.3%	91.6%	2.7%	2.9
Net income (in thousands)	$34,871	$68,677	$(33,806)	(49.2)
Diluted earnings per share	$0.94	$1.84	$(0.90)	(48.9)
Total tons (in thousands)	4,902	5,545	(643)	(11.6)
Total shipments (in thousands)	5,750	6,691	(941)	(14.1)
Weight per shipment (lbs.)	1,705	1,657	48	2.9
Revenue per hundredweight	$12.70	$13.88	$(1.18)	(8.5)
Revenue per shipment	$216.49	$229.99	$(13.50)	(5.9)
Average length of haul (miles)	928	901	27	3.0

Our financial results for 2009 reflect our operating strengths as we remained profitable despite a significant decline in tonnage and revenue, which resulted from the negative impacts of a recessionary economy and an increasingly competitive operating environment within the LTL industry. The persistent recessionary economy caused freight demand to weaken throughout 2009. When combined with the overcapacity in the LTL industry, the weakened demand created an aggressive and competitive pricing environment. Confronted with this environment and an 11.6% decline in tonnage, we focused on delivering outstanding service performance, improving the productivity of our employees, managing our variable costs and remaining disciplined with the pricing for our services. Despite the success we had with these measures, we were unable to sufficiently increase our prices or generate enough cost savings to offset our decline in revenue. As a result, our operating ratio increased to 94.3% in 2009 from 91.6% in 2008 and our earnings per diluted share decreased 48.9% to $0.94 for 2009. We believe our strategy mitigated much of the negative impact that we could have experienced as a result of the extremely difficult LTL operating environment, since our operating ratio deteriorated by only 270 basis points despite a 19.0% decline in revenue.

Revenue

The decrease in revenue during 2009 was the result of decreases in tonnage and revenue per hundredweight of 11.6% and 8.5%, respectively. The reduction in tonnage during 2009 resulted from a 14.1% decrease in the number of shipments that was partially offset by a 2.9% increase in weight per shipment. The tonnage decrease was primarily attributable to the impact of the recessionary economy on freight demand, since our research indicates there has been no significant change in our market share. Although certain economic metrics indicate improvement and small amounts of capacity have exited the market, we do not anticipate a change in industry conditions until there is a sustained recovery in the general domestic economy or a significant decrease in industry capacity resulting from potential business failures or consolidation in the LTL industry. Until one or both of these events occur, we could experience additional declines in our tonnage and shipments as well as continued pressure on our yields. However, we believe we have positioned ourselves well, through our commitment to service, to gain additional market share from our existing customers and new customers who seek consistent, claims-free and value-driven service once industry conditions improve.

Revenue per hundredweight decreased 8.5% to $12.70 from $13.88 in 2008. This decrease in our revenue per hundredweight was primarily due to the reduction in fuel surcharge revenue, which resulted from a significant decline in the average price of diesel fuel between the comparable years. Excluding fuel surcharges, revenue per hundredweight remained consistent at $11.49 for 2009 and 2008. We were unable to sufficiently increase our overall pricing during 2009 due to the competitive pricing environment in the LTL industry. During the fourth quarter of 2008 and throughout 2009, pricing emerged as the principal driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Despite the pricing pressure, we remained committed to our pricing philosophy of charging our customers a fair and reasonable price for outstanding service. Our commitment to service is evidenced by an approximate 99% on-time service performance and a historically low cargo claims ratio during 2009. The prolonged impact of overcapacity in the industry and the aggressive competition on prices could continue to impact our ability to increase or even maintain our pricing in future periods, which in turn could have a material adverse impact on our future revenue and net income.

Fuel surcharge revenue decreased to 9.6% of revenue from 17.2% of revenue in 2008. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price for our transportation services with our customers, although it is generally believed to be a measure of the increase in cost of all petroleum products that we use. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges. We also address individual account profitability issues with our customers when necessary as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased to 57.7% of revenue in 2009 from 52.3% in 2008. The increase as a percent of revenue is primarily due to the year-over-year decline in fuel surcharge revenue, which has no corresponding decrease in the volume of freight moving through our network. As a result, driver wages increased to 23.1% of revenue from 21.0% in 2008. Platform wages as a percentage of revenue increased to 6.8% from 6.7% in 2008.

While our salaries, wages and benefits increased as a percent of revenue, the $85.9 million overall decrease is attributable to the 11.6% year-over-year reduction in the total number of full-time employees, the decline in the number of hours worked and the overall increased productivity of our employees. Our P&D shipments per hour increased 3.9% and P&D stops per hour increased 3.4%, both reflecting the improved efficiencies and utilization of our experienced drivers. Our linehaul laden load average increased 0.5%. Platform pounds handled per hour increased 9.3%, which allowed our platform wages to remain consistent as a percent of revenue. These productivity improvements partially offset the impact on our operating ratio of the annual wage increase provided to our driver and platform employees in September 2008 as well as the scheduled increases newly hired employees achieved in 2009 as they gained experience.

Employee benefit costs increased to 33.4% of salaries and wages in 2009 from 30.1% in 2008. These increases are primarily attributable to increased costs associated with our group health and dental coverage and workers’ compensation claims experience. Group health and dental costs rose to 12.2% of total salary and wages in 2009 from 10.3% in 2008 due to an increase in the average cost of medical claims per employee, as well as an increase in the number of claims paid for participants who elected coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”). Legislation passed in 2009 lengthened the period of coverage for eligible COBRA participants who were involuntarily terminated between September 1, 2008 and February 28, 2010.

Operating supplies and expenses decreased to 14.6% of revenue in 2009 from 19.9% in 2008. This decrease is primarily due to the decline in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. These costs decreased 50.4% during the year as a result of the combined effect of a 37.3% decrease in our average price per gallon and a 12.8% decrease in gallons consumed. The reduction in fuel consumption is primarily due to the year-over-year decline in overall miles, as well as a 2.2% increase in our miles per gallon. The decreased consumption also lowered our fuel tax expenses and was the principal driver of the $2.5 million reduction in “Operating taxes and licenses.” We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

General supplies and expenses remained consistent as a percent of revenue at 2.9% for both 2009 and 2008. These costs remained consistent as a percent of revenue due to our strict cost control measures put in place to manage our variable costs and the decrease in supplies directly related to lower shipment volumes.

The decrease in insurance and claims expense to 1.8% of revenue from 2.3% in 2008 is attributable to the 32.1% and 39.0% decreases in auto liability and cargo claims expenses, respectively. We self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. The decrease in our auto liability expenses was primarily due to a $1.9 million favorable adjustment recorded in the fourth quarter that resulted from improved experience in the number of claims during 2009 and a reduction in our estimate for losses in prior years. We believe that our cargo claims expense improved primarily due to the increased training of our employees on claims prevention, which resulted in a historically low cargo claims ratio in 2009 and a 32.8% decrease in total claims paid.

Depreciation and amortization expense increased to 7.6% of revenue in 2009 as compared to 5.7% in 2008. The increase as a percent of revenue reflects the combined impact of the decline in overall revenue in 2009 on these fixed costs and our significant investments in real estate and revenue equipment in 2008 and 2009.

Consistent with our long-term growth strategy, we took advantage of real estate opportunities during 2009, which allowed us not only to expand our service center network, but also to relocate certain operations to larger facilities. In addition, we made a strategic decision to purchase new revenue equipment in 2009, while retaining the tractors and trailers scheduled to be replaced. Our decision to increase our equipment capacity placed us in a position to accommodate an increase in demand for our services that could have resulted from business failures or consolidation in the LTL industry that we believed were likely to result from the recessionary economy.

Other expense, net includes the net investment gains or losses on the cash value of our variable life insurance contracts related to our non-qualified deferred compensation plans. The cash value of these contracts was impacted by the improvement in equity markets during 2009, which favorably affected comparisons with 2008.

Our effective tax rate for 2009 and 2008 was 39.0%. Our effective tax rates in 2009 and 2008 were favorably impacted by alternative fuel tax credits for the use of propane in our operations. These fuel tax credits expired on December 31, 2009 and, unless extended by future legislation, will likely increase our effective tax rate in 2010. Our effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items.

2008 Compared to 2007

Key financial and operating metrics for 2008 and 2007 are presented below:

	2008	2007	Change	% Change
Work days	254	253	1	0.4
Revenue (in thousands)	$1,537,724	$1,401,542	$136,182	9.7
Operating ratio	91.6%	90.7%	0.9%	1.0
Net income (in thousands)	$68,677	$71,832	$(3,155)	(4.4)
Diluted earnings per share	$1.84	$1.93	$(0.09)	(4.7)
Total tons (in thousands)	5,545	5,271	274	5.2
Shipments (in thousands)	6,691	6,765	(74)	(1.1)
Weight per shipment (lbs.)	1,657	1,558	99	6.4
Revenue per hundredweight	$13.88	$13.30	$0.58	4.4
Revenue per shipment	$229.99	$207.24	$22.75	11.0
Average length of haul (miles)	901	926	(25)	(2.7)

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

Despite the challenges in 2008, our revenue increased 9.7% to $1.54 billion, which was driven by a 5.2% increase in total tonnage shipped and a 4.4% increase in revenue per hundredweight. The 5.2% increase in tonnage shipped resulted from a 6.4% increase in weight per shipment that was partially offset by a 1.1% decrease in the number of shipments. While an increase in weight per shipment is generally an indication of an improving economy, we believe the increase in 2008 was more attributable to changes in customer shipping patterns as transportation costs increased. We believe shippers were increasingly consolidating their shipments into larger units to ship less frequently at lower costs per hundredweight. Our mix of freight in 2008 reflects growth in truckload shipments, spot quotes and container shipments, all of which have an average higher weight per shipment.

We attribute our growth in tonnage primarily to increases in market share in our existing areas of operations. While we increased the total number of service centers in our network to 206 at December 31, 2008 from 192 at December 31, 2007, over 95% of our revenue was produced from service centers open for more than one year. Although we experienced an overall increase in tonnage for 2008, freight demand weakened throughout the second half of the year and our tonnage declined 4.9% during the fourth quarter. We believe that freight demand in the LTL industry will not improve until there is a general recovery in the domestic economy or a significant decrease in industry capacity. As a result, we experienced additional declines in our shipments and tonnage in 2009.

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

Other expense, net increased to 0.2% of revenue from 0.1% of revenue in 2007. The increase reflects the decline in the cash value of our variable life insurance contracts related to Company’s non-qualified deferred compensation plans. The cash value of these contracts was unfavorably impacted by the decline in equity markets during 2008.

Our effective tax rate for 2008 was 39.0% compared to 38.0% in 2007. Our effective tax rate was lower in 2007 as a result of the favorable impact of alternative fuel tax credits for the use of propane in our operations that we became eligible for in 2007 and, to a lesser extent, the resolution of various state tax matters in the first quarter of 2007 that decreased our liability for unrecognized tax benefits. We expect the alternative fuel tax credits will continue to favorably impact our effective tax rate until these credits are no longer available. Our effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2009	2008	2007
Cash and cash equivalents at beginning of year	$24,104	$6,328	$2,564
Cash flows provided by (used in):
Operating activities	130,716	196,506	157,736
Investing activities	(203,724)	(165,799)	(141,246)
Financing activities	53,075	(12,931)	(12,726)

(Decrease) increase in cash and cash equivalents	(19,933)	17,776	3,764

Cash and cash equivalents at end of year	$4,171	$24,104	$6,328

We have two primary sources of available liquidity to fund our estimated capital expenditures: cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide another source of liquidity, if needed. To facilitate our access to the equity market, we filed an automatic shelf registration statement with the SEC during the fourth quarter of 2009 that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time. At December 31, 2009, cash and short-term investments decreased to $4.2 million from $29.0 million at December 31, 2008, primarily due to the liquidation of $24.6 million held in money market funds and short-term investments to help fund our capital expenditures during 2009.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through acquisition of business assets and capital leases, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Land and structures	$120,569	$118,310	$72,286
Tractors	33,072	27,516	52,807
Trailers	32,639	20,599	43,793
Technology	7,413	7,688	9,582
Other	17,663	12,413	21,955
Less: Proceeds from sale	(2,303)	(3,483)	(5,228)

Total	$209,053	$183,043	$195,195

Our capital expenditure requirements are generally based upon the expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. Despite weak economic conditions in 2009, we continued the planned expansion of our service center network and took advantage of favorable real estate opportunities that support our long-term growth objectives. We also made a strategic decision to execute our normal equipment replacement cycle while retaining tractors scheduled to be replaced. By increasing our fleet and service center capacity during 2009, we believe we are well-positioned to take advantage of any increase in demand for our services caused by improvements in the economy, potential business failures or consolidation in the LTL industry. While our purchase of additional equipment in 2009 increased our depreciation expenses during the year, it should, in turn, result in reduced capital expenditures for equipment in 2010.

We anticipate that there will be additional environmental regulations and legislation resulting from the increased regulatory focus on climate change and greenhouse gas emissions in the United States. At this time, we cannot predict the requirements of any future regulations. However, any limitations on the emission of greenhouse gases or other environmental legislation could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

In 2009, we invested $210.9 million in the purchase of property and equipment. Cash flows from operations and the liquidation of $24.6 million held in money market funds and short-term investments at December 31, 2008 funded approximately 73.7% of our capital expenditures in 2009. The remainder of these expenditures was funded through the use of our senior unsecured revolving credit facility. Our capital expenditures for tractors and trailers in 2009 and 2007 were significantly higher than 2008 because in 2008, we were able to effectively utilize our existing fleet to meet our freight demands. As a result, our purchases in 2008 were limited to replacing a portion of the equipment being retired through the normal replacement cycle. In 2009 and 2007, however, we both replaced equipment and increased capacity to support our anticipated growth and geographic expansion.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $95 million for the year ending December 31, 2010. Of our capital expenditures, approximately $50 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $25 million is allocated for the purchase of tractors and trailers to replace equipment at the end of its useful life; and approximately $16 million is allocated for investments in technology. We expect to fund a substantial majority of these capital expenditures through cash flows from operations and the use of our senior unsecured revolving credit facility, if necessary.

Financing Agreements

We have a $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement that matures on August 10, 2011 (the “Credit Agreement”). Wachovia Bank, National Association (“Wachovia”) serves as administrative agent for the lenders, which also include: Bank of America, N.A.; Branch Banking And Trust Company; SunTrust Bank; U.S. Bank, National Association; and High Point Bank and Trust Company. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (i) the higher of Wachovia’s prime rate or the federal funds rate plus 0.5% per annum; (ii) LIBOR (one, two, three or six months) plus an applicable margin (“Adjusted LIBOR Rate”); or (iii) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2009 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of Old Dominion would be required to guarantee payment of all of our obligations under the facility. The amounts outstanding and remaining borrowing capacity under our Credit Agreement are presented below:

	December 31,
(In thousands)	2009	2008
Facility limit	$225,000	$225,000
Line of credit borrowings	(65,047)	—
Outstanding letters of credit	(50,260)	(50,260)

Total borrowing capacity	$109,693	$174,740

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit Agreement in 2009. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

We have two unsecured senior note agreements outstanding totaling $239.3 million at December 31, 2009. These notes call for periodic principal payments with maturities in 2015 and 2016, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed at 4.68% and 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.54% and 5.50% at December 31, 2009 and 2008, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $10.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2009 or 2008, and we have no plans to declare or pay a dividend in 2010.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2009, we were in compliance with these covenants. Despite current macroeconomic conditions, we do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009:

	Payments due by period
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Long-term debt obligations, exclusive of interest	$304,333	$35,714	$136,476	$71,428	$60,715
Capital lease obligations, exclusive of interest	1,199	962	237	—	—
Operating lease obligations	72,132	16,832	22,409	9,546	23,345
Purchase obligations	17,100	17,100	—	—	—

Total	$394,764	$70,608	$159,122	$80,974	$84,060

(1)	Contractual obligations include long-term debt consisting of senior notes totaling $239.3 million and $65.0 million outstanding on our revolving credit facility; capital lease obligations for computer equipment; operating leases primarily consisting of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2010. Please refer to the information regarding interest rates in this section above and also in Note 3 of the Notes to the Financial Statements included in Item 8 of this report.

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

Allowances for Uncollectible Accounts and Revenue Adjustments

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. We determine customer receivables to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts to ensure that the allowance reflects the most recent trends and factors.

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

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, long-term disability, group health and group dental not covered by insurance. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability, group health and group dental, which are charged to employee benefits expense.

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost-efficient balance between self-insurance and excess coverage.

In establishing accruals for claims and insurance expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, any changes in the severity of previously-reported claims, significant changes in the medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods.

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

Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serve in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon, John R. Congdon, John R. Congdon, Jr. and John B. Yowell each beneficially own, individually or together with family members, approximately 5% or more of our common stock at December 31, 2009. In 2008, we entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is owned by an Earl E. Congdon trust; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families. Leasing is primarily engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

For the years ended December 31, 2008 and 2007, we charged Leasing $11,000 and $4,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. For the year ended December 31, 2009, we did not provide such services to Leasing. We also charged Leasing $12,000, $12,000 and $1,000 for the rental of a service center facility in 2009, 2008 and 2007, respectively. In 2008, we sold Leasing equipment at its fair market value of $33,000.

We purchased $231,000, $260,000 and $257,000 of maintenance and other services from Leasing in 2009, 2008 and 2007, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $114,000, $257,000 and $588,000 for leased equipment in 2009, 2008 and 2007, respectively. Our lease payments in 2009 and 2008 were for long-term leases for tractors available for use in our linehaul operations. These leases expire in January 2011. In 2007, the leased equipment was primarily utilized by our customers, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We believe these leasing agreements are at arm’s length, and we received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2.5 million and $2.4 million at December 31, 2009 and 2008, respectively, and is included on our Balance Sheets under the caption “Other assets.” These policies provided for an aggregate of $4.8 million in net death benefits due to the Company at December 31, 2009, of which we have endorsed $2.0 million to the estate of Mr. Congdon’s spouse.

Audit Committee Approval

The Audit Committee of our Board of Directors reviews and approves related person transactions in accordance with our Related Person Transactions Policy.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our Credit Agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreement for 2009 were $52.5 million and 2.17%, respectively. A 100 basis point increase in the average interest rate on this agreement would have a $0.5 million impact on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2009, the cash value for variable life insurance contracts was $12.4 million of the total $17.9 million of cash values for all life insurance contracts included on our Balance Sheets in “Other assets.” Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $1.2 million impact on our operating income.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to that risk primarily through the application of fuel surcharges.

For further discussion related to these risks, see Notes 2 and 3 of the Notes to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,171	$24,104
Short-term investments	—	4,861
Customer receivables, less allowances of $11,444 and $11,735, respectively	136,822	139,211
Other receivables	4,096	7,325
Prepaid expenses	12,842	13,461
Deferred income taxes	16,244	20,268

Total current assets	174,175	209,230
Property and equipment:
Revenue equipment	668,427	611,836
Land and structures	619,477	499,106
Other fixed assets	156,687	138,550
Leasehold improvements	4,137	3,937

Total property and equipment	1,448,728	1,253,429
Less: Accumulated depreciation	(509,233)	(428,944)

Net property and equipment	939,495	824,485
Intangible assets, net	24,635	25,550
Other assets	20,973	15,640

Total assets	$1,159,278	$1,074,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,468	$40,999
Compensation and benefits	31,928	43,129
Claims and insurance accruals	30,689	31,181
Other accrued liabilities	15,364	14,909
Current maturities of long-term debt	36,676	11,972

Total current liabilities	148,125	142,190
Long-term debt	268,856	240,017
Other non-current liabilities	68,575	60,601
Deferred income taxes	80,722	73,968

Total long-term liabilities	418,153	374,586
Commitments and contingent liabilities	—	—

Total liabilities	566,278	516,776
Shareholders’ equity
Common stock – $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding at December 31, 2009 and 2008	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	498,379	463,508

Total shareholders’ equity	593,000	558,129

Total liabilities and shareholders’ equity	$1,159,278	$1,074,905

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2009	2008	2007
Revenue from operations	$1,245,005	$1,537,724	$1,401,542
Operating expenses:
Salaries, wages and benefits	718,744	804,636	751,371
Operating supplies and expenses	181,329	305,158	238,879
General supplies and expenses	36,363	44,674	40,075
Operating taxes and licenses	50,175	52,648	50,874
Insurance and claims	23,095	34,859	33,347
Communications and utilities	14,614	15,345	15,023
Depreciation and amortization	94,784	87,083	79,863
Purchased transportation	33,786	43,035	43,889
Building and office equipment rents	13,550	14,556	11,910
Miscellaneous expenses, net	8,174	6,660	6,374

Total operating expenses	1,174,614	1,408,654	1,271,605

Operating income	70,391	129,070	129,937
Non-operating expense (income):
Interest expense	13,041	14,008	14,466
Interest income	(43)	(996)	(1,506)
Other expense, net	228	3,392	1,182

Total non-operating expense	13,226	16,404	14,142

Income before income taxes	57,165	112,666	115,795
Provision for income taxes	22,294	43,989	43,963

Net income	$34,871	$68,677	$71,832

Basic and diluted earnings per share	$0.94	$1.84	$1.93

Weighted average shares outstanding, basic and diluted	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2006	37,285	$3,728	$90,893	$322,999	$417,620
Net income	—	—	—	71,832	71,832

Balance as of December 31, 2007	37,285	$3,728	$90,893	$394,831	$489,452
Net income	—	—	—	68,677	68,677

Balance as of December 31, 2008	37,285	$3,728	$90,893	$463,508	$558,129
Net income	—	—	—	34,871	34,871

Balance as of December 31, 2009	37,285	$3,728	$90,893	$498,379	$593,000

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$34,871	$68,677	$71,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,784	87,113	79,863
Loss (gain) on sale of property and equipment	173	(2,141)	(1,761)
Deferred income taxes	10,778	5,352	8,553
Changes in assets and liabilities, net of acquisition effects:
Customer and other receivables, net	6,694	12,305	(9,173)
Prepaid expenses and other assets	(4,713)	591	(6,622)
Accounts payable	(7,531)	7,658	(4,345)
Compensation, benefits and other accrued liabilities	(10,746)	6,104	4,546
Claims and insurance accruals	3,274	8,484	11,568
Income taxes, net	(1,076)	(680)	(2,514)
Other liabilities	4,208	3,043	5,789

Net cash provided by operating activities	130,716	196,506	157,736

Cash flows from investing activities:
Purchase of property and equipment	(210,888)	(181,499)	(186,828)
Proceeds from sale of property and equipment	2,303	3,483	5,228
Purchase of short-term investment securities	—	(42,391)	(160,675)
Proceeds from sale of short-term investment securities	4,861	61,875	221,460
Acquisition of business assets	—	(7,267)	(20,431)

Net cash used in investing activities	(203,724)	(165,799)	(141,246)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(11,972)	(12,931)	(12,726)
Net proceeds on revolving line of credit	65,047	—	—

Net cash provided by (used in) financing activities	53,075	(12,931)	(12,726)

(Decrease) increase in cash and cash equivalents	(19,933)	17,776	3,764
Cash and cash equivalents at beginning of year	24,104	6,328	2,564

Cash and cash equivalents at end of year	$4,171	$24,104	$6,328

Income taxes paid	$9,027	$39,660	$38,535
Interest paid	$14,708	$14,921	$15,749
Capitalized interest	$1,654	$955	$1,324

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$468	$1,166	$1,898
Fair value of property exchanged	$1,277	$7,823	$5,374

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

Old Dominion is a leading, less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single, integrated organization. In addition to our LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East.

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in prior years have been recast to conform prior years’ financial statements to the current presentation. One of these reclassifications relates to construction in progress, which was reported in “Other fixed assets” on the December 31, 2008 Balance Sheet in our 2008 Annual Report on Form 10-K. We reclassified the construction in progress assets to either “Revenue equipment” or “Land and structures” based on the nature of each asset. This reclassification did not affect the total balance reported for “Property and equipment” on our Balance Sheet at December 31, 2008 and also did not change our previously reported net income, earnings per share or retained earnings.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Segments

We operate one business segment and have no single customer that exceeds 10% of our operating revenue.

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

Expenses are recognized when incurred.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of customer receivables and, in 2008, short-term investments. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. We invest in high quality investment grade securities, in accordance with our investment policy, with interest reset periods generally between 1 to 35 days to minimize credit risk. In addition, we are exposed to credit risk associated with Company-owned life insurance contracts on certain employees. We utilize a third-party to manage these assets and minimize our exposure to fluctuations in equity markets related to these variable life insurance contracts.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

Short-term Investments

Short-term investments are classified as available-for-sale and reported on our Balance Sheets at fair value. The cost of securities sold is based on the specific identification method and unrealized gains and losses, if any, are reported net of tax in accumulated other comprehensive income on our Balance Sheets. There were no unrealized gains or losses as of December 31, 2009 or 2008. Interest income related to these investments is included in “Interest income” on the Statements of Operations.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. The following table provides the estimated useful lives by asset type:

Structures	7 to 30 years
Revenue equipment	4 to 12 years
Other equipment	2 to 20 years
Leasehold improvements	Lesser of economic life or life of lease

Depreciation expense, which includes the amortization of capital leases, was $93.9 million, $86.2 million and $79.4 million for 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill and other intangible assets. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. Other intangible assets include the value of acquired customer lists and related noncompete agreements and are amortized on a straight-line basis over their estimated useful lives, none of which exceeds ten years. The gross carrying amount of our other intangible assets totaled $8.0 million as of December 31, 2009 and 2008. Accumulated amortization for these assets was $2.9 million and $2.0 million as of December 31, 2009 and 2008, respectively. Amortization expense was $915,000, $890,000 and $493,000 for 2009, 2008 and 2007, respectively. Annual amortization expense for the next five years for these intangible assets is estimated to be:

(In thousands)
2010	$915
2011	$915
2012	$908
2013	$712
2014	$695

We review our goodwill balance annually for impairment, unless circumstances dictate more frequent assessments. The initial step in testing for goodwill impairment is to compare the fair value of our one reporting unit with its book value. To the extent the fair value is less than book value, which would indicate the possibility of impairment of goodwill, a second test is required to determine the amount of impairment. We completed the required annual analysis of our goodwill on our annual measurement date of October 1, 2009, and determined that there was no impairment of goodwill. There has been no historical impairment of our goodwill balance, nor has there been a change in the carrying amount of our goodwill as of December 31, 2009.

Long-Lived Assets

We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

We are currently self-insured for bodily injury and property damage (“BIPD”) claims up to $2.75 million per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1.0 million per occurrence, through either self-insurance or insurance deductibles. We are insured for group health and dental claims under a graduated aggregating policy, where we

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

are exposed to claims up to $350,000 per occurrence, plus an additional $235,000 for claims exceeding $650,000. Our long-term disability claims are self-insured to a maximum per individual of $3,000 per month.

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, long-term disability, group health and group dental not covered by insurance. These accruals include amounts for future claim development and claims incurred but not reported, which are primarily based on historical claims development experience. The related costs for cargo loss and damage and BIPD are charged to insurance and claims expense, while the related costs for workers’ compensation, long-term disability, group health and dental are charged to employee benefits expense.

We reserved $75.5 million and $72.2 million at December 31, 2009 and 2008, respectively, for self-insured claims and insurance reserves. The long-term portions of those reserves were $44.8 million and $41.1 million for 2009 and 2008, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $4.1 million, $4.6 million and $2.9 million for 2009, 2008 and 2007, respectively.

Fair Values of Financial Instruments

At December 31, 2009 and 2008, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $17.9 million and $12.8 million at December 31, 2009 and 2008, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $238.6 million and $225.6 million at December 31, 2009 and 2008, respectively. The fair value of these senior notes is based on discounted cash flows at market interest rates for similar issues of private debt.

Fair Value Measurement

On January 1, 2008, we adopted guidance provided by generally accepted accounting principles in the U.S. for using fair value to measure assets and liabilities. This guidance establishes a three-level fair value hierarchy that may be used to prioritize the inputs used to estimate fair value. The three levels of inputs are:

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

On January 1, 2009, we adopted this guidance for nonfinancial assets without a material impact on our financial position, results of operations or cash flows.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Financial Instruments that are Measured at Fair Value on a Recurring Basis

We did not hold any financial assets measured at fair value on a recurring basis at December 31, 2009. Financial assets measured at fair value on a recurring basis, as of December 31, 2008, are listed below and are categorized by level of the fair value hierarchy:

(In thousands)	Level 1	Level 2	Level 3	Fair Value at December 31, 2008
Financial Assets:
Money market funds(1)	$19,772	$—	$—	$19,772
Variable-rate demand obligations	4,861	—	—	4,861

	$24,633	$—	$—	$24,633

(1)	Money market funds at December 31, 2008 are included in cash and cash equivalents on our Balance Sheet.

Earnings Per Share

Earnings per common share is computed using the weighted-average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of ASU 2010-6 are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (“FASC”) became the source of generally accepted accounting principles recognized by the FASB, effective for periods ending after September 15, 2009. Now, the FASB will issue guidance in the form of Accounting Standards Updates, rather than in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and also recognizes rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) as authoritative guidance. The Company adopted SFAS No. 168 in September 2009 and the adoption did not have a material impact on its financial position, results of operations or cash flows. However, the adoption of this new standard had an impact on the notes to the Company’s financial statements since all references and all future references to authoritative accounting literature will either be removed or referenced in accordance with the FASC. Guidance set forth by SFAS No. 168 is incorporated into FASC 105, Generally Accepted Accounting Principles.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 2. Short-term Investments

At December 31, 2009, we held no short-term investments. At December 31, 2008, our short-term investments consisted of variable-rate demand obligations, which are securities with an underlying component of a long-term debt instrument. The underlying instruments, at December 31, 2008, were debt securities issued by U.S. states and/or local municipal authorities in those states. These short-term investments are classified as current assets due to the rate-setting mechanisms of and the ability to liquidate these investments. Variable-rate demand obligations have a coupon rate that is generally reset daily or weekly, and the Company has the option to put the security back to the trustee or tender agent at par on any business day with proceeds received either the same day or in seven days, depending on the mode of reset.

The Company’s short-term investments are classified as available-for-sale and are reported on our Balance Sheet at fair value. There were no unrealized gains or losses at December 31, 2009 or 2008.

We sold $4.9 million and $61.9 million of short-term investments during the years ended December 31, 2009 and 2008, respectively, with no realized gains or losses. The interest earned from these investments is exempt from federal taxes, as well as state taxes in the state of the underlying debt instrument.

Note 3. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2009	2008
Senior notes	$239,286	$250,000
Revolving credit facility	65,047	—
Capitalized lease obligations	1,199	1,498
Other obligations	—	491

Total long-term debt	305,532	251,989
Less: Current maturities	(36,676)	(11,972)

Total maturities due after one year	$268,856	$240,017

We have two outstanding unsecured senior note agreements totaling $239.3 million at December 31, 2009. These notes call for periodic principal payments with maturities in 2015 and 2016, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed at 4.68% and 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.54% and 5.50% at December 31, 2009 and 2008, respectively.

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wachovia Bank, National Association (“Wachovia”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wachovia’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (i) the higher of Wachovia’s prime rate or the federal funds rate plus 0.5% per annum; (ii) LIBOR (one, two, three or six months) plus an applicable margin (“Adjusted LIBOR Rate”); or (iii) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2009 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. At December 31, 2009, there was $65.0 million outstanding on the line of credit facility and there was $50.3 million of outstanding letters of credit.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit Agreement in 2009. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $10.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2009 or 2008, and we have no plans to declare or pay a dividend in 2010.

Capitalized lease obligations are collateralized by property and equipment with a book value of $1.1 million at December 31, 2009.

As of December 31, 2009, aggregate maturities of long-term debt are as follows:

(In thousands)
2010	$36,676
2011	100,999	(1)
2012	35,714
2013	35,714
2014	35,714
Thereafter	60,715

	$305,532

(1)	Amount includes $65.0 million borrowing on our revolving credit facility, which is scheduled to mature in August 2011.

Note 4. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 85 of our 210 service center locations at December 31, 2009.

Certain operating leases provide for renewal options. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2009	2008
Information systems	$2,497	$2,029
Less: Accumulated amortization	(1,399)	(711)

	$1,098	$1,318

Future minimum annual lease payments as of December 31, 2009 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
2010	$985	$16,832	$17,817
2011	239	12,556	12,795
2012	—	9,853	9,853
2013	—	5,696	5,696
2014	—	3,850	3,850
Thereafter	—	23,345	23,345

Total minimum lease payments	1,224	$72,132	$73,356

Less: Amount representing interest	(25)

Present value of capitalized lease obligations	$1,199

Aggregate expense under operating leases was $19.1 million, $21.0 million and $18.4 million for 2009, 2008 and 2007, respectively.

Note 5. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2009	2008	2007
Current:
Federal	$7,910	$32,200	$30,108
State	3,605	6,437	5,302

	11,515	38,637	35,410
Deferred:
Federal	9,752	4,860	7,096
State	1,027	492	1,457

	10,779	5,352	8,553

Total provision for income taxes	$22,294	$43,989	$43,963

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the U.S. statutory federal income tax rates with our effective income tax rates for 2009, 2008 and 2007:

	Year ended December 31,
(In thousands)	2009	2008	2007
Tax provision at statutory rate on income before income taxes	$20,008	$39,433	$40,528
State income taxes, net of federal benefit	2,359	4,609	4,369
Meals and entertainment disallowance	521	786	822
Tax credits	(783)	(934)	(1,172)
Other, net	189	95	(584)

Total provision for income taxes	$22,294	$43,989	$43,963

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Claims and insurance reserves	$29,449	$28,175
Allowance for doubtful accounts	4,030	3,900
Accrued vacation	7,915	8,099
Deferred compensation	10,679	7,511
Other	2,389	1,652

Total deferred tax assets	54,462	49,337
Deferred tax liabilities:
Depreciation	(110,401)	(97,808)
Unrecognized revenue	(4,181)	(3,877)
Employee benefits	(3,066)	—
Other	(1,292)	(1,352)

Total deferred tax liabilities	(118,940)	(103,037)

Net deferred tax liability	$(64,478)	$(53,700)

Our net deferred tax liability consists of the following:

	December 31,
(In thousands)	2009	2008
Current deferred tax asset	$16,244	$20,268
Noncurrent deferred tax liability	(80,722)	(73,968)

Net deferred tax liability	$(64,478)	$(53,700)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2006 through 2009. We remain open to examination by substantially all of our state tax jurisdictions for tax years 2006 through 2009.

Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months. Interest and penalties related to uncertain income tax positions, which are immaterial, are recorded in our Provision for Income Taxes on our Statement of Operations.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 6. Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell are related to one another and serve in various executive management positions and/or on our Board of Directors. In addition, Earl E. Congdon, John R. Congdon, John R. Congdon, Jr. and John B. Yowell each beneficially own, individually or together with family members, approximately 5% or more of our common stock at December 31, 2009. In 2008, we entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”), a North Carolina corporation whose voting stock is owned by an Earl E. Congdon trust; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families, is primarily engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

For the years ended December 31, 2008 and 2007, we charged Leasing $11,000 and $4,000, respectively, for vehicle repair, maintenance and other services we provide to Leasing at cost plus a negotiated markup. For the year ended December 31, 2009, we did not provide such services to Leasing. We also charged Leasing $12,000, $12,000 and $1,000 for the rental of a service center facility in 2009, 2008 and 2007, respectively. In 2008, we sold Leasing equipment at its fair market value of $33,000.

We purchased $231,000, $260,000 and $257,000 of maintenance and other services from Leasing in 2009, 2008 and 2007, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $114,000, $257,000 and $588,000 for leased equipment in 2009, 2008 and 2007, respectively. Our lease payments in 2009 and 2008 were for long-term leases for tractors available for use in our linehaul operations. These leases expire in January 2011. In 2007, the leased equipment was primarily utilized by our customers, who reimbursed us for the lease amount through a periodic billing process that included charges for additional services we provided to these customers. We believe these leasing agreements are at arm’s length, and we received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $2.5 million and $2.4 million at December 31, 2009 and 2008, respectively, and is included on our Balance Sheets under the caption “Other assets.” At December 31, 2009, these policies provided for an aggregate of $4.8 million in net death benefits due to the Company, of which we have endorsed $2.0 million to the estate of Mr. Congdon’s spouse.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 7. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2009, 2008 and 2007 were $4.8 million, $6.9 million and $7.2 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded and the Company does not make a matching contribution to this plan. Although the plan is not funded, each participant is allowed to select one or more investments from the available options. Participant accounts are adjusted at the end of each fiscal quarter to reflect the performance of the selected investment options in which the participants’ accounts are deemed invested. The amounts owed to the participants totaled $18.2 million and $14.9 million at December 31, 2009 and 2008, respectively, and are included in “Other non-current liabilities” on our Balance Sheets.

Note 8. Share-Based Compensation

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan (the “Phantom Stock Plan”). Each share of phantom stock awarded to eligible employees under the Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) disability. No shares of common stock will be issued pursuant to the Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. The maximum number of shares of phantom stock available for awards under the Phantom Stock Plan is 375,000, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting and subsequent grants have been awarded annually thereafter.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

A summary of the changes in the number of outstanding phantom stock shares during the year ended December 31, 2009 for the Phantom Plans is provided below. Of these awards, 42,156 and 22,934 phantom shares were vested at December 31, 2009 and 2008.

	Phantom Stock Plan	Director Phantom Stock Plan
Balance of shares outstanding at December 31, 2008	101,702	6,108
Granted	43,897	6,666
Settled	—	(1,018)

Balance of shares outstanding at December 31, 2009	145,599	11,756

Shares awarded under the Phantom Plans are accounted for as a liability under FASC 718, Compensation – Stock Compensation and are recorded in “Other non-current liabilities” on our Balance Sheets. FASC 718 requires changes in the fair value of our liability for the Phantom Plans to be recognized as compensation cost over the requisite service period for the percentage of requisite service rendered each period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period based on the closing price of our common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $2.8 million and $1.5 million at December 31, 2009 and 2008, respectively. Compensation costs related to the Phantom Plans totaled $1.3 million, $884,000 and $394,000 for 2009, 2008 and 2007, respectively.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2009 and 2008 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2009
Revenue	$295,143	$316,175	$322,763	$310,924	$1,245,005
Operating income	10,061	21,454	19,955	18,921	70,391
Net income	3,973	10,722	10,495	9,681	34,871
Net income per share:
Basic and diluted	0.11	0.29	0.28	0.26	0.94

2008
Revenue	$368,174	$417,840	$415,874	$335,836	$1,537,724
Operating income	20,846	42,990	42,437	22,797	129,070
Net income	10,389	23,881	23,359	11,048	68,677
Net income per share:
Basic and diluted(1)	0.28	0.64	0.63	0.30	1.84

(1)	Due to rounding, the sum of the quarterly per share amounts does not agree to the year-to-date total.

Note 11. Subsequent Events

Management evaluated all subsequent events and transactions through March 1, 2010, the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

March 1, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our management has conducted an evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation as of the end of the period covered by this report, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Greensboro, North Carolina

March 1, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2010 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Audit Committee,” and “Corporate Governance – Code of Business Conduct,” and the information therein is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2010 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation,” and the information therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2010 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2010 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2010 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

(a)(2) Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)
	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
2007	$9,077	$2,771	$1,426	$10,422
2008	$10,422	$3,289	$3,711	$10,000
2009	$10,000	$4,493	$4,294	$10,199

(1)	This table does not include any allowances for revenue adjustments that result from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments that are recorded in our revenue from operations.
(2)	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits Filed.

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

By:	/S/ DAVID S. CONGDON
David S. Congdon Chief Executive Officer

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/S/ EARL E. CONGDON Earl E. Congdon	Executive Chairman of the Board of Directors	February 26, 2010

/S/ DAVID S. CONGDON David S. Congdon	Director, President and Chief Executive Officer	February 26, 2010

/S/ JOHN R. CONGDON John R. Congdon	Vice Chairman of the Board and Senior Vice President	February 26, 2010

/S/ J. PAUL BREITBACH J. Paul Breitbach	Director	February 26, 2010

/S/ JOHN R. CONGDON, JR. John R. Congdon, Jr.	Director	February 26, 2010

/S/ ROBERT G. CULP, III Robert G. Culp, III	Director	February 26, 2010

/S/ JOHN D. KASARDA John D. Kasarda	Director	February 26, 2010

/S/ LEO H. SUGGS Leo H. Suggs	Director	February 26, 2010

/S/ D. MICHAEL WRAY D. Michael Wray	Director	February 26, 2010

/S/ J. WES FRYE J. Wes Frye	Senior Vice President - Finance (Principal Financial Officer)	February 26, 2010

/S/ JOHN P. BOOKER III John P. Booker III	Vice President - Controller (Principal Accounting Officer)	February 26, 2010

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2009

Exhibit No.	Description
3.1.1(c)	Amended and Restated Articles of Incorporation (as amended July 30, 2004)

3.2(l)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.6.10(d)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005

4.8(e)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8.1(h)	First Amendment to the Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated April 21, 2006.

4.9(h)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006.

4.10(i)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006

10.17.1(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2004

10.17.2(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2004

10.17.3(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2004

10.17.4(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2004

10.17.6(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008

10.17.7(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008

10.17.8(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008

10.17.9(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2008

10.18.3(k)*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan

10.18.4(k)*	Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement

10.18.5(m)*	Non-Executive Director Compensation Structure, effective January 1, 2008

10.19.1(f)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2(f)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

10.19.3(g)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.19.4(m)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009

Exhibit No.	Description
10.19.5(m)*	Old Dominion Freight Line, Inc. Change in Control Severance Plan for Key Executives, effective as of January 1, 2009

10.19.6(n)*	Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan

10.20.1*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., as amended, effective January 1, 2010

10.20.2(g)*	Form of Annual Salary and Bonus Deduction Agreement

10.21(j)*	Old Dominion Freight Line, Inc. Performance Incentive Plan

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended (SEC File: 33-42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 10, 2004
(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 28, 2005
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 3, 2008
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 21, 2009
(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009
(n)	Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009.

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.