Form 10-Q
period 2010-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2010-05-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2010 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$9,469	$4,171
Customer receivables, less allowances of $10,411 and $11,444, respectively	148,041	136,822
Other receivables	2,381	4,096
Prepaid expenses	16,221	12,842
Deferred income taxes	17,895	16,244

Total current assets	194,007	174,175

Property and equipment:
Revenue equipment	684,924	668,427
Land and structures	625,417	619,477
Other fixed assets	158,803	156,687
Leasehold improvements	4,161	4,137

Total property and equipment	1,473,305	1,448,728

Accumulated depreciation	(529,053)	(509,233)

Net property and equipment	944,252	939,495

Intangible assets, net	24,406	24,635
Other assets	30,304	20,973

Total assets	$1,192,969	$1,159,278

Note: The Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share and per share data)	March 31, 2010 (Unaudited)	December 31, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,503	$33,468
Compensation and benefits	48,815	31,928
Claims and insurance accruals	30,338	30,689
Other accrued liabilities	17,174	15,364
Income taxes payable	7,286	—
Current maturities of long-term debt	36,480	36,676

Total current liabilities	171,596	148,125

Long-term liabilities:
Long-term debt	272,857	268,856
Other non-current liabilities	70,465	68,575
Deferred income taxes	77,350	80,722

Total long-term liabilities	420,672	418,153

Commitments and contingent liabilities	—	—

Total liabilities	592,268	566,278

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	506,080	498,379

Total shareholders’ equity	600,701	593,000

Total liabilities and shareholders’ equity	$1,192,969	$1,159,278

Note: The Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2010	2009

Revenue from operations	$317,795	$295,143

Operating expenses:
Salaries, wages and benefits	180,801	176,725
Operating supplies and expenses	52,680	40,586
General supplies and expenses	9,985	9,321
Operating taxes and licenses	13,003	11,919
Insurance and claims	5,425	6,898
Communications and utilities	3,775	3,960
Depreciation and amortization	21,551	22,999
Purchased transportation	9,224	7,988
Building and office equipment rents	3,462	3,372
Miscellaneous expenses, net	1,514	1,314

Total operating expenses	301,420	285,082

Operating income	16,375	10,061

Non-operating expense (income):
Interest expense	3,518	3,254
Interest income	(52)	(26)
Other expense, net	73	284

Total non-operating expense	3,539	3,512

Income before income taxes	12,836	6,549

Provision for income taxes	5,135	2,576

Net income	$7,701	$3,973

Basic and diluted earnings per share	$0.21	$0.11

Weighted average shares outstanding:
Basic and diluted	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2009	37,285	$3,728	$90,893	$498,379	$593,000
Net income (Unaudited)	—	—	—	7,701	7,701

Balance as of March 31, 2010 (Unaudited)	37,285	$3,728	$90,893	$506,080	$600,701

Note: The Condensed Statements of Changes in Shareholders’ Equity includes information derived from the audited financial statements as of December 31, 2009, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$7,701	$3,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,551	22,999
Gain on sale of property and equipment	(171)	(703)
Deferred income taxes	(5,023)	1,247
Changes in assets and liabilities, net	10,984	5,115

Net cash provided by operating activities	35,042	32,631

Cash flows from investing activities:
Purchase of property and equipment	(27,453)	(77,576)
Proceeds from sale of property and equipment	354	209
Proceeds from sale of short-term investment securities	—	4,861
Other investing activities, net	(6,450)	—

Net cash used in investing activities	(33,549)	(72,506)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(11,148)	(11,197)
Net proceeds from short-term revolving line of credit	14,953	30,583

Net cash provided by financing activities	3,805	19,386

Increase (decrease) in cash and cash equivalents	5,298	(20,489)
Cash and cash equivalents at beginning of period	4,171	24,104

Cash and cash equivalents at end of period	$9,469	$3,615

Supplemental disclosure of noncash investing and financing activities:
Fair value of property exchanged	$1,191	$1,277

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2010.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2009.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the changes to certain estimated useful lives and salvage values in our property and equipment policy described in this quarterly report.

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

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. The following table provides the estimated useful lives by asset type:

Structures	7 to 30 years
Revenue equipment	4 to 15 years
Other equipment	2 to 20 years
Leasehold improvements	Lesser of economic life or life of lease

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment and other equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment, but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations increased by approximately $2.1 million and net income increased by approximately $1.3 million, or $0.03 per diluted share for the first quarter of 2010. We expect the results of these changes to increase income from continuing operations and net income in 2010 by approximately $12.7 million and $7.6 million, or $0.20 per diluted share, respectively.

Fair Values of Financial Instruments

At March 31, 2010 and December 31, 2009, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $19.7 million and $17.9 million at March 31, 2010 and December 31, 2009, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $229.0 million and $238.6 million at March 31, 2010 and December 31, 2009, respectively. The fair value of these senior notes is based on discounted cash flows at market interest rates for similar issues of private debt.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which clarifies certain existing disclosure requirements and requires additional disclosures for recurring and nonrecurring fair value measurements. These additional disclosures include amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements. The requirements of ASU 2010-6 are effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. The Company adopted the requirements, with the exception of the requirement for information about purchases, sales, issuances and settlements of Level 3 measurements, during the first quarter of 2010 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2010	2009
Senior notes	$228,571	$239,286
Revolving credit facility	80,000	65,047
Capitalized lease obligations	766	1,199

Total long-term debt	309,337	305,532
Less: Current maturities	(36,480)	(36,676)

Total maturities due after one year	$272,857	$268,856

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo Bank, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wells Fargo’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement during the three months ended March 31, 2010, was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance of borrowings on the line of credit facility was $80.0 million and $65.0 million at March 31, 2010 and December 31, 2009, respectively. There were $50.3 million of outstanding letters of credit at March 31, 2010 and December 31, 2009.

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

Note 4. Subsequent Events

Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading less-than-truckload (“LTL”), non-union motor carrier providing regional, interregional and national LTL service and value-added logistics services from a single integrated organization. We operate as one business segment and offer our products and services through our four branded product groups: OD-Domestic, OD-Expedited, OD-Global and OD-Technology. In addition to our LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary revenue focus is to increase shipment and tonnage growth within our existing infrastructure, generally referred to as increasing density, thereby maximizing asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density, it is critical for us to obtain an appropriate revenue yield on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in density are key components in our ability to produce profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2010	2009

Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	56.9	59.9
Operating supplies and expenses	16.5	13.8
General supplies and expenses	3.1	3.2
Operating taxes and licenses	4.1	4.0
Insurance and claims	1.7	2.3
Communications and utilities	1.2	1.3
Depreciation and amortization	6.8	7.8
Purchased transportation	2.9	2.7
Building and office equipment rents	1.1	1.1
Miscellaneous expenses, net	0.5	0.5

Total operating expenses	94.8	96.6

Operating income	5.2	3.4

Interest expense, net *	1.1	1.1
Other expense, net	—	0.1

Income before income taxes	4.1	2.2

Provision for income taxes	1.7	0.9

Net income	2.4%	1.3%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2010 and 2009 are presented below:

	Three Months Ended March 31,
	2010	2009	Change	% Change
Work days	63	63	—	—%
Revenue (in thousands)	$317,795	$295,143	$22,652	7.7%
Operating ratio	94.8%	96.6%	(1.8)%	(1.9)%
Net income (in thousands)	$7,701	$3,973	$3,728	93.8%
Diluted earnings per share	$0.21	$0.11	$0.10	90.9%
Total tons (in thousands)	1,246	1,178	68	5.8%
Shipments (in thousands)	1,414	1,412	2	0.1%
Weight per shipment (lbs.)	1,763	1,668	95	5.7%
Revenue per hundredweight	$12.84	$12.57	$0.27	2.1%
Revenue per shipment	$226.37	$209.65	$16.72	8.0%
Average length of haul (miles)	954	927	27	2.9%

During the first quarter of 2010 we experienced year-over-year improvement in business levels and the operating environment, as compared to the unprecedented set of operating challenges we faced in 2009. We remained focused on providing best-in-class service during the first quarter of 2010, which was evidenced by our on-time service performance of approximately 99% and a historically low cargo claims ratio. The combination of our service performance and the improving operating environment led to a 5.8% increase in our tonnage as compared to the first quarter of 2009. This improvement in tonnage and an increase in fuel surcharge revenue resulted in the overall 7.7% increase in our revenue from the prior-year quarter.

We achieved the increases in tonnage and revenue in the first quarter of 2010 without changing our pricing philosophy. In addition, we improved the productivity of our operations and aggressively managed our variable costs. Our linehaul laden load average, P&D stops per hour and platform pounds per hour improved by 0.9%, 1.3% and 3.2%, respectively. Our first quarter of 2010 results also reflect a $2.1 million reduction in our depreciation and amortization expenses due to changes in the estimated useful lives and salvage values of certain equipment. As a result of all of these factors, our operating ratio decreased to 94.8% from 96.6% for the prior-year quarter and net income increased 93.8% to $7.7 million for the first quarter of 2010.

Revenue

Our revenue increased 7.7% to $317.8 million from $295.1 million in the first quarter of 2009. The improvement in first quarter revenue was primarily due to increases in both tonnage shipped and revenue per hundredweight. The increase in tonnage during the first quarter of 2010 resulted from a 5.7% increase in weight per shipment and 0.1% increase in shipments between the comparable quarters. The increase in weight per shipment was primarily due to changes in the overall mix of our freight, as our higher volume shipments made up a larger percentage of our total shipments. The increase in weight per shipment was primarily due to changes in the overall mix of our freight, as our higher volume shipments made up a larger percentage of our total, as well as a general increase in the weight for most of our shipments.

Revenue per hundredweight increased 2.1% to $12.84 in the first quarter of 2010 from $12.57 in the same period of 2009. The increase in our revenue per hundredweight for the first quarter of 2010 reflects an increase in fuel surcharge revenue partially offset by the overall unfavorable impact on this metric caused by changes in the weight, length of haul and other characteristics of our freight. Fuel surcharge revenue increased to 11.6% of revenue from 8.3% in the first quarter of 2009 as a result of an increase in the average price of diesel fuel. Revenue per hundredweight, excluding fuel surcharges, decreased 1.5% from the first quarter of 2009 primarily due to changes in the characteristics of our freight. In contrast, our revenue per shipment, excluding fuel surcharges, increased 4.1% from the comparable period.

We believe our commitment to providing a superior level of customer service has differentiated us in the marketplace and allowed us to maintain relative stability with our pricing throughout the recent recession. Our on-time and claims-free service performance has been critical in providing us the ability to charge a fair and reasonable price for our services, despite the pricing pressures we have faced in the marketplace. We intend to maintain our pricing philosophy of continuously monitoring the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability with our customers, when necessary. Price increases have been difficult to obtain throughout the recession, however, due to the competitive pricing environment that resulted from reduced freight demand and overcapacity in the industry. Although the pricing environment remains competitive, we have observed recent trends that we believe may result in an improvement to the pricing environment in 2010. However, any further decreases in the demand for freight or increased price competition within the industry could impact our ability to maintain or increase our pricing in future periods, which could have a material adverse impact on our revenue and net income.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased to 56.9% of revenue for the first quarter of 2010 from 59.9% for the first quarter of 2009. The decrease, as a percent of revenue, primarily resulted from our salaries, wages and benefits increasing $4.1 million, or 2.3%, as compared to the prior-year quarter despite the 7.7% increase in revenue. Although tonnage increased 5.8%, our shipment count remained relatively consistent allowing us to efficiently handle the increased volume. We achieved this primarily through the increased productivity of our employees, as there was a 4.6% reduction in the total number of full-time employees from March 31, 2009 to March 31, 2010. Despite the reduction in the number of full-time employees, the $4.1 million increase in salaries, wages and benefits from the comparable quarter was due to an increase in performance-based pay associated with the increase in income before taxes, an increase in hours worked and scheduled wage increases provided to our driver and platform workers hired within the past three years as they gained experience. In addition, there was an increase in employee benefit costs to 35.1% of salaries and wages from 34.7% in the first quarter of 2009.

Operating supplies and expenses increased to 16.5% of revenue for the first quarter of 2010 from 13.8% for the first quarter of 2009. The increase is primarily due to an $11.2 million increase in our diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. The increase in our diesel fuel costs is primarily the result of a 34.8% increase in our average price per gallon as compared to the first quarter of 2009. In addition, there was a 2.3% increase in gallons consumed as compared to the prior-year quarter. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

The decrease in insurance and claims expense to 1.7% of revenue from 2.3% of revenue in the first quarter of 2009 is primarily attributable to the 52.9% decrease in cargo claims expense. In the first quarter of 2010, our cargo claims ratio continued to improve from the historically low levels we experienced in 2009 and total claims paid were approximately $1.4 million, or 44.4% less than the same period of 2009. We believe this improvement was the result of our continued focus on claims prevention through our ongoing investment in certain equipment and materials that help minimize claims, the continued training of our employees and the success of our safety program in reducing our accident frequency ratio.

Depreciation and amortization expense decreased to 6.8% of revenue for the first quarter of 2010 from 7.8% of revenue for the same period of 2009. Approximately 70 basis points of the improvement as a percent of revenue is attributable to the net effect on depreciation from changes in the estimated useful lives and salvage values of certain equipment, effective January 1, 2010. The changes we made are described in more detail under “Critical Accounting Policies” below. The impact of these changes resulted in a $2.1 million decrease in depreciation expense during the first quarter of 2010.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also contract with lease operators for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation increased to 2.9% of revenue for the first quarter of 2010 from 2.7% for the prior-year period. These costs increased primarily due to certain imbalances of freight flow within our network associated with the increase in our tonnage. If we continue to experience tonnage growth in 2010, we plan to employ more drivers and reduce our use of these services as it is more efficient to utilize our own personnel and equipment.

Our effective tax rate was 40.0% for the first quarter of 2010 as compared to 39.3% for the prior-year quarter, which benefited from the alternative fuel tax credits for the use of propane in our operations that expired on December 31, 2009. The effective tax rate exceeded the federal statutory rate of 35.0% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended March 31,
(In thousands)	2010	2009

Cash and cash equivalents at beginning of period	$4,171	$24,104

Cash flows provided by (used in):
Operating activities	35,042	32,631
Investing activities	(33,549)	(72,506)
Financing activities	3,805	19,386

Increase (decrease) in cash and cash equivalents	5,298	(20,489)

Cash and cash equivalents at end of period	$9,469	$3,615

We have two primary sources of available liquidity to meet our operating, investing and financing needs: cash flows from operations and available borrowings under our senior unsecured revolving credit facility, which is described below. We believe we also have sufficient access to debt and equity markets, which provide an alternative source of liquidity, if needed. To facilitate our access to the equity markets, we have an automatic shelf registration statement on file with the Securities and Exchange Commission (the “SEC”) that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time.

Capital Expenditures

Our capital expenditure requirements are generally based upon expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. In order to support these requirements, we purchased property and equipment of $27.5 million during the first quarter of 2010.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisition of business assets and capital leases, for the three-month period ended March 31, 2010 and the years ended December 31, 2009, 2008 and 2007:

	Three Months
	Ended	Year Ended December 31,
(In thousands)	March 31, 2010	2009	2008	2007
Land and structures	$7,160	$120,569	$118,310	$72,286
Tractors	16,951	33,072	27,516	52,807
Trailers	975	32,639	20,599	43,793
Technology	1,223	7,413	7,688	9,582
Other	1,144	17,663	12,413	21,955
Proceeds from sale	(354)	(2,303)	(3,483)	(5,228)

Total	$27,099	$209,053	$183,043	$195,195

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $95.0 million for the year ending December 31, 2010. Of our capital expenditures, approximately $50.0 million is allocated for the purchase of service center facilities, construction of new service center facilities or repairs and expansion of existing service center facilities; approximately $25.0 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $16.0 million is allocated for investments in technology. We plan to fund the remaining balance of projected capital expenditures primarily through cash flows from operations and the use of our senior unsecured revolving credit facility, if necessary.

Financing Agreements

We have a five-year, $225.0 million senior unsecured revolving credit facility, which was established pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo Bank, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. The amounts outstanding and remaining borrowing capacity under the Credit Agreement are presented below:

(In thousands)	March 31, 2010	December 31, 2009
Facility limit	$225,000	$225,000
Line of credit borrowings	(80,000)	(65,047)
Outstanding letters of credit	(50,260)	(50,260)

Total borrowing capacity	$94,740	$109,693

We have two unsecured senior note agreements outstanding totaling $228.6 million and $239.3 million at March 31, 2010 and December 31, 2009, respectively. These notes call for periodic principal payments with maturities in 2015 and 2016. The first principal payment on our 2016 notes of $25.0 million was due in April 2010. We utilized our available borrowing capacity under the Credit Agreement to fund a portion of this principal payment and, as a result, the outstanding balance of our borrowings under the Credit Agreement increased to $100.0 million at April 30, 2010.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that may be paid to shareholders pursuant to the greater of (i) $10.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in first three months of 2010, and we have no plans to declare or pay a dividend during the remainder of 2010.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Our Credit Agreement and two unsecured senior note agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2010, we were in compliance with these covenants. We do not anticipate a decline in business levels or financial performance in 2010 that would cause us to violate our financial covenants, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet our foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses, except for the changes made to estimates within our property and equipment policy, as described below.

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

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment and other equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment, but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations increased by approximately $2.1 million and net income increased by approximately $1.3 million, or $0.03 per diluted share for the first quarter of 2010. We expect the results of these changes to increase income from continuing operations and net income in 2010 by approximately $12.7 million and $7.6 million, or $0.20 per diluted share, respectively.

Effective January 1, 2010, estimated economic lives for structures are 7 to 30 years; revenue equipment is 4 to 15 years; other equipment is 2 to 20 years; and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as the economy, could cause variation in these trends. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally results in improved operating margins for those periods. We believe seasonal trends will continue to impact our business; however, our tonnage trends could continue to be inconsistent with historical trends until there is a sustained improvement in the domestic economy.

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

Forward-Looking Information

Forward-looking statements appear in this report, including but not limited to the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by us or on our behalf. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We are subject to numerous risks and uncertainties, including but not limited to those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A, “Risk Factors” and in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient in recovering our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for fuel and other petroleum-based products;

•	the negative impact of any unionization, or new legislation or administrative rules that could facilitate unionization, of our employees;

•	the challenges associated with executing our growth strategy;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements;

•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health, as well as the cost of insurance coverage above retention levels;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment;

•	the decrease in demand for used equipment;

•	the availability and cost of diesel fuel;

•	the costs and potential for liabilities related to compliance with, or violations of, existing or future governmental laws and regulations;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the impact caused by potential disruptions to our information technology systems; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

Our forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements (i) as these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made, except as otherwise required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our Credit Agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreement for the three-month period ended March 31, 2010 were $76.7 million and 1.6%, respectively. A 100 basis point increase in the average interest rate on this agreement would have a $0.8 million impact on our annual operating income. We have established policies and procedures to manage our exposure to market risk and use major institutions that we believe are creditworthy to minimize credit risk.

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

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our

Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 7, 2010	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 7, 2010	/s/ John P. Booker, III
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