Form 10-Q
period 2010-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2010-08-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2010 there were 37,284,675 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,783	$4,171
Customer receivables, less allowances of $10,010 and $11,444, respectively	162,703	136,822
Other receivables	2,992	4,096
Prepaid expenses	18,179	12,842
Deferred income taxes	18,175	16,244

Total current assets	206,832	174,175

Property and equipment:
Revenue equipment	684,589	668,427
Land and structures	638,037	619,477
Other fixed assets	161,563	156,687
Leasehold improvements	4,237	4,137

Total property and equipment	1,488,426	1,448,728

Accumulated depreciation	(545,886)	(509,233)

Net property and equipment	942,540	939,495

Goodwill	19,463	19,463
Other assets	34,046	26,145

Total assets	$1,202,881	$1,159,278

Note: The Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share and per share data)	June 30, 2010 (Unaudited)	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,639	$28,140
Compensation and benefits	61,932	37,256
Claims and insurance accruals	29,532	30,689
Other accrued liabilities	16,468	15,364
Income taxes payable	4,810	0
Current maturities of long-term debt	36,281	36,676

Total current liabilities	179,662	148,125

Long-term liabilities:
Long-term debt	252,142	268,856
Other non-current liabilities	70,288	68,575
Deferred income taxes	78,575	80,722

Total long-term liabilities	401,005	418,153

Commitments and contingent liabilities	0	0

Total liabilities	580,667	566,278
Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 37,284,675 shares outstanding	3,728	3,728
Capital in excess of par value	90,893	90,893
Retained earnings	527,593	498,379

Total shareholders’ equity	622,214	593,000

Total liabilities and shareholders’ equity	$1,202,881	$1,159,278

Note: The Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
Revenue from operations	$368,250	$316,175	$686,045	$611,318

Operating expenses:
Salaries, wages and benefits	196,260	181,265	377,061	357,990
Operating supplies and expenses	59,594	43,814	112,274	84,400
General supplies and expenses	10,443	9,089	20,428	18,410
Operating taxes and licenses	13,708	12,523	26,711	24,442
Insurance and claims	6,209	5,737	11,634	12,635
Communications and utilities	3,668	3,593	7,443	7,553
Depreciation and amortization	19,553	23,948	41,104	46,947
Purchased transportation	12,575	8,710	21,799	16,698
Building and office equipment rents	4,174	3,376	7,636	6,748
Miscellaneous expenses, net	2,055	2,666	3,569	3,980

Total operating expenses	328,239	294,721	629,659	579,803

Operating income	40,011	21,454	56,386	31,515

Non-operating expense (income):
Interest expense	3,181	3,330	6,699	6,584
Interest income	(53)	(14)	(105)	(40)
Other expense, net	1,029	253	1,102	537

Total non-operating expense	4,157	3,569	7,696	7,081

Income before income taxes	35,854	17,885	48,690	24,434

Provision for income taxes	14,341	7,163	19,476	9,739

Net income	$21,513	$10,722	$29,214	$14,695

Earnings per share:
Basic	$0.58	$0.29	$0.78	$0.39
Diluted	$0.58	$0.29	$0.78	$0.39

Weighted average shares outstanding:
Basic	37,284,675	37,284,675	37,284,675	37,284,675
Diluted	37,284,675	37,284,675	37,284,675	37,284,675

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$29,214	$14,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,104	46,947
Loss (gain) on sale of property and equipment	127	(270)
Deferred income taxes	(4,078)	7,999
Changes in assets and liabilities, net	2,813	(14,429)

Net cash provided by operating activities	69,180	54,942

Cash flows from investing activities:
Purchase of property and equipment	(45,625)	(130,413)
Proceeds from sale of property and equipment	616	995
Proceeds from sale of short-term investment securities	0	4,861
Other investing activities, net	(6,450)	0

Net cash used in investing activities	(51,459)	(124,557)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(36,347)	(11,585)
Net proceeds from short-term revolving line of credit	19,238	61,041

Net cash (used in) provided by financing activities	(17,109)	49,456

Increase (decrease) in cash and cash equivalents	612	(20,159)
Cash and cash equivalents at beginning of period	4,171	24,104

Cash and cash equivalents at end of period	$4,783	$3,945

Supplemental disclosure of noncash investing activities:
Fair value of property exchanged	$1,191	$1,277

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2010.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2009. For comparability, certain reclassifications were made to conform prior-period financial statements to the current presentation.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the changes made in the first quarter of 2010 to certain estimated useful lives and salvage values in our property and equipment policy described in this quarterly report.

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

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment and other equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment, but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations increased by approximately $3.9 million and $6.0 million for the three and six months ended June 30, 2010, respectively. In addition, the impact of these changes increased net income by approximately $2.3 million, or $0.06 per diluted share, for the second quarter of 2010 and approximately $3.6 million, or $0.10 per diluted share, for the six months ended June 30, 2010. We expect the results of these changes to increase income from continuing operations and net income in 2010 by approximately $12.7 million and $7.6 million, respectively, or $0.20 per diluted share.

Fair Values of Financial Instruments

At June 30, 2010 and December 31, 2009, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $18.7 million and $17.9 million at June 30, 2010 and December 31, 2009, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $209.5 million and $238.6 million at June 30, 2010 and December 31, 2009, respectively. The fair value of these senior notes is based on discounted cash flows at market interest rates for similar issues of private debt.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Senior notes	$203,571	$239,286
Revolving credit facility	84,285	65,047
Capitalized lease obligations	567	1,199

Total long-term debt	288,423	305,532
Less: Current maturities	(36,281)	(36,676)

Total maturities due after one year	$252,142	$268,856

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo Bank, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wells Fargo’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement during the six months ended June 30, 2010, was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance of borrowings on the line of credit facility was $84.3 million and $65.0 million at June 30, 2010 and December 31, 2009, respectively. There were $50.1 million and $50.3 million of outstanding letters of credit at June 30, 2010 and December 31, 2009, respectively.

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

Note 4. Subsequent Events

Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements, other than the item described below.

On July 30, 2010, our Board of Directors approved a three-for-two stock split, which will be effected August 23, 2010, for shareholders as of the close of business on the record date, August 9, 2010. Shareholders will be issued a certificate representing one additional share of common stock for each two shares of common stock held on the record date by our transfer agent, American Stock Transfer and Trust Company. In lieu of fractional shares, shareholders will receive a cash payment based on the average of the high and low sales prices of the common stock on the record date. Upon completion of the split, we will have approximately 55,927,000 shares outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. We operate as one business segment and offer our products and services through our four branded product groups: OD-Domestic, OD-Expedited, OD-Global and OD-Technology. In addition to our LTL services, we offer our customers a broad range of value-added services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	53.3	57.3	54.9	58.6
Operating supplies and expenses	16.2	13.9	16.4	13.8
General supplies and expenses	2.8	2.9	3.0	3.0
Operating taxes and licenses	3.7	4.0	3.9	4.0
Insurance and claims	1.7	1.8	1.7	2.1
Communications and utilities	1.0	1.1	1.1	1.2
Depreciation and amortization	5.3	7.6	6.0	7.7
Purchased transportation	3.4	2.7	3.2	2.7
Building and office equipment rents	1.1	1.1	1.1	1.1
Miscellaneous expenses, net	0.6	0.8	0.5	0.6

Total operating expenses	89.1	93.2	91.8	94.8

Operating income	10.9	6.8	8.2	5.2

Interest expense, net *	0.9	1.0	1.0	1.1
Other expense, net	0.3	0.1	0.1	0.1

Income before income taxes	9.7	5.7	7.1	4.0

Provision for income taxes	3.9	2.3	2.8	1.6

Net income	5.8%	3.4%	4.3%	2.4%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month and six-month periods ended June 30, 2010 and 2009 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Work days	64	64	—	127	127	—
Revenue (in thousands)	$368,250	$316,175	16.5%	$686,045	$611,318	12.2%
Operating ratio	89.1%	93.2%	4.4%	91.8%	94.8%	3.2%
Net income (in thousands)	$21,513	$10,722	100.6%	$29,214	$14,695	98.8%
Diluted earnings per share	$0.58	$0.29	100.0%	$0.78	$0.39	100.0%
Total tons (in thousands)	1,431	1,262	13.4%	2,677	2,440	9.7%
Shipments (in thousands)	1,579	1,477	6.9%	2,992	2,890	3.5%
Weight per shipment (lbs.)	1,812	1,709	6.0%	1,789	1,689	5.9%
Revenue per hundredweight	$12.91	$12.53	3.0%	$12.87	$12.55	2.5%
Revenue per shipment	$233.90	$214.09	9.3%	$230.34	$211.92	8.7%
Average length of haul (miles)	939	919	2.2%	947	923	2.6%

Our operating results for the second quarter and first six months of 2010 reflect the positive impact on profitability attributable to the significant growth in our tonnage levels, which resulted in density and productivity improvements. In addition, we began to see pricing within the industry stabilize during the second quarter of 2010 following the competitive pricing environment that defined the latest economic downturn. As a result, we were able to generate greater operating leverage and improve our financial results over the comparable prior-year periods. Net income increased 100.6% to $21.5 million for the second quarter of 2010 and our operating ratio decreased to 89.1% from 93.2% in the prior-year quarter. Net income increased 98.8% to $29.2 million for the first six months of 2010 and our operating ratio decreased to 91.8% from 94.8% in the first half of 2009. Our second quarter and first half of 2010 results also reflect reductions in our depreciation and amortization expenses of approximately $3.9 million and $6.0 million, respectively, due to changes in the estimated useful lives and salvage values of certain equipment, which are described further under “Critical Accounting Policies” below.

We attribute much of our success in 2010 to our strategy of providing best-in-class service while also remaining disciplined with our prices. We have averaged 99% with respect to our on-time service in 2010 and we are maintaining our cargo loss and damage ratio at a record low for us. Although we believe many shippers were primarily focused on price during the economic downturn, we believe they recently are beginning to focus more on the level of service and overall value they receive from carriers, which strengthens our competitive advantages. In addition, we are beginning to see our competitors implement price increases to improve their profitability rather than cutting prices to gain volume. We believe these trends, combined with our strong service performance, will provide an opportunity for further tonnage and market share growth in future periods.

Revenue

The 16.5% and 12.2% increases in revenue for the second quarter and the first six months of 2010, respectively, resulted from both increases in tonnage and revenue per hundredweight. Tonnage increased 13.4% and 9.7% for the three and six months ended June 30, 2010, respectively, when compared to the same periods of 2009. The increases in tonnage were due to increased shipments and increased weight per shipment for both of the quarter and year-to-date periods compared. The growth in shipments per day accelerated during the second quarter, which we believe reflects our gain in market share as well as general economic improvement. Weight per shipment increased 6.0% and 5.9% for the second quarter and first half of 2010, respectively, as compared to the same periods of 2009. While we continue to experience some shift in the mix of our freight to higher volume shipments, we also believe the broad increase we experienced in most of our weight per shipment metrics in 2010 is an early indicator of an improving economy.

Revenue per hundredweight increased 3.0% to $12.91 from $12.53 in the second quarter of 2009 and increased 2.5% to $12.87 from $12.55 for the first six months of 2009. The increase in revenue per hundredweight for both of these periods primarily reflects increases in fuel surcharges, which are charged to offset increased costs of petroleum-based products. Fuel surcharge revenue increased to 12.5% of revenue in the second quarter of 2010 from 8.7% in the prior-year quarter and increased to 12.0% of revenue in the first half of 2010 from 8.5% in the comparable prior-year period. Excluding fuel surcharges, revenue per hundredweight declined 1.1% and 1.3% for the three and six months ended June 30, 2010, respectively, primarily due to the increases in weight per shipment.

Throughout the recent economic downturn, we remained committed to providing a superior level of on-time and claims-free service, which not only differentiated us in the marketplace, but allowed us to maintain relatively stable pricing for our services. As the economy improves, we are positioned to retain our current customer base and attract new customers without any significant pressure to increase pricing, unlike many of our competitors who may need pricing improvements to return to, or improve, profitability. We intend to maintain our pricing philosophy of continuously monitoring the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers, when necessary.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased to 53.3% and 54.9% of revenue for the second quarter and first half of 2010, respectively, from 57.3% and 58.6% in the comparable periods of the prior year. While revenue increased 16.5% and 12.2% for the second quarter and first half of 2010, respectively, improvements in the productivity of our workforce and increased density within our network allowed us to leverage the additional volumes at lower unit costs. Our P&D shipments per hour increased 0.5% for the second quarter and first half of 2010, while P&D stops per hour increased 0.6% and 0.7% for the same respective periods. In our linehaul operations, our laden load average increased 2.7% and 1.8% for the second quarter and first six months of 2010, respectively. Platform pounds per hour increased 0.9% for the first half of 2010 but decreased 1.3% for the second quarter due to the increased cost of hiring and training new platform employees to support our growth.

We also benefited from the impact of favorable experience with our group health and dental coverage, which contributed to the decrease in employee benefit costs as a percent of salaries and wages to 28.5% and 31.6% in the second quarter and first six months of 2010, respectively, from 31.9% and 33.3% in the comparable periods of 2009. The improvement in our group health and dental costs resulted from a decrease in the number of claims paid for participants under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) and a decrease in the severity of health insurance claims.

Operating supplies and expenses increased to 16.2% of revenue from 13.9% for the second quarter of 2009 and increased to 16.4% of revenue from 13.8% for the first six months of 2009. The increase for both periods is primarily due to the increase in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. In the second quarter of 2010, diesel fuel costs, excluding fuel taxes, increased 48.3% from the comparable prior-year period due to a 29.3% increase in our average price per gallon, as well as a 7.6% increase in gallons consumed. Diesel fuel costs, excluding fuel taxes, increased 49.0% from the first six months of 2009 due primarily to a 31.9% increase in our average price per gallon, as well as a 5.0% increase in gallons consumed. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense decreased to 5.3% and 6.0% of revenue for the second quarter and first half of 2010, respectively, from 7.6% and 7.7% of revenue for the same periods of 2009. While our capital expenditure requirements have been reduced for 2010 due to the available capacity in our fleet and service center network, the improvement as a percent of revenue is attributable to the operating leverage associated with the increase in tonnage. The improvement as a percent of revenue for the quarter and year-to-date periods is also attributable to a reduction in depreciation expense resulting from changes in the estimated useful lives and salvage values of certain equipment, effective January 1, 2010. The changes we made are described in more detail under “Critical Accounting Policies” below. The impact of these changes to useful lives and salvage values resulted in decreases in depreciation expense of approximately $3.9 million and $6.0 million for the second quarter and first six months of 2010, respectively.

We purchase transportation services from other motor carriers and railroads for linehaul and P&D services. We also utilize independent contractors for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation increased to 3.4% and 3.2% of revenue for the second quarter and first half of 2010, respectively, from 2.7% for both the second quarter and first half of 2009. These costs increased primarily because of certain imbalances of freight flow within our network and certain capacity constraints with our drivers, which are attributable to the increase in our tonnage. We plan to employ more drivers in future periods to reduce our use of purchased transportation, as it is more efficient and profitable to utilize our own personnel and equipment.

Our effective tax rate was 40.0% for the second quarter and first six months of 2010, as compared to 40.1% and 39.9% for the second quarter and first six months of 2009, respectively. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash and cash equivalents at beginning of period	$4,171	$24,104

Cash flows provided by (used in):
Operating activities	69,180	54,942
Investing activities	(51,459)	(124,557)
Financing activities	(17,109)	49,456

Increase (decrease) in cash and cash equivalents	612	(20,159)

Cash and cash equivalents at end of period	$4,783	$3,945

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

Capital Expenditures

Our capital expenditure requirements are generally based upon expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. These requirements can vary widely from year to year depending upon our needs for and the availability of property and equipment. We used $45.6 million to purchase property and equipment through the first half of 2010.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisition of business assets and capital leases, for the six-month period ended June 30, 2010 and the years ended December 31, 2009, 2008 and 2007:

(In thousands)	Six Months Ended June 30, 2010
		Year Ended December 31,
		2009	2008	2007
Land and structures	$19,906	$120,569	$118,310	$72,286
Tractors	17,038	33,072	27,516	52,807
Trailers	3,429	32,639	20,599	43,793
Technology	2,464	7,413	7,688	9,582
Other	2,788	17,663	12,413	21,955
Proceeds from sales	(616)	(2,303)	(3,483)	(5,228)

Total	$45,009	$209,053	$183,043	$195,195

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

(In thousands)	June 30, 2010	December 31, 2009
Facility limit	$225,000	$225,000
Line of credit borrowings	(84,285)	(65,047)
Outstanding letters of credit	(50,060)	(50,260)

Total borrowing capacity	$90,655	$109,693

We have two unsecured senior note agreements outstanding totaling $203.6 million and $239.3 million at June 30, 2010 and December 31, 2009, respectively. These notes call for periodic principal payments with maturities in 2015 and 2016. The first principal payment on our 2016 notes of $25.0 million was due in April 2010. We utilized our available borrowing capacity and increased our outstanding borrowings under the Credit Agreement to fund a portion of this principal payment.

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

or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in first six months of 2010, and we have no plans to declare or pay a dividend during the remainder of 2010.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Our Credit Agreement and two unsecured senior note agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2010, we were in compliance with these covenants. We do not anticipate a decline in business levels or financial performance in 2010 that would cause us to violate our financial covenants, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet our foreseeable seasonal and long-term capital needs.

Recent Developments

On July 30, 2010, our Board of Directors approved a three-for-two stock split, which will be effected August 23, 2010, for shareholders as of the close of business on the record date, August 9, 2010. Shareholders will be issued a certificate representing one additional share of common stock for each two shares of common stock held on the record date by our transfer agent, American Stock Transfer and Trust Company. In lieu of fractional shares, shareholders will receive a cash payment based on the average of the high and low sales prices of the common stock on the record date. Upon completion of the split, we will have approximately 55,927,000 shares outstanding.

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

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment and other equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment, but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations increased by approximately $3.9 million and $6.0 million for the three and six months ended June 30, 2010, respectively. In addition, the impact of these changes increased net income by approximately $2.3 million, or $0.06 per diluted share, for the second quarter of 2010 and approximately $3.6 million, or $0.10 per diluted share, for the six months ended June 30, 2010. We expect the results of these changes to increase income from continuing operations and net income in 2010 by approximately $12.7 million and $7.6 million, respectively, or $0.20 per diluted share.

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

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment;

•	the availability of qualified drivers to meet freight demand;

•	the decrease in demand for used equipment;

•	the availability and cost of diesel fuel;

•	the costs and potential for liabilities related to compliance with, or violations of, existing or future governmental laws and regulations;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the impact caused by potential disruptions to our information technology systems; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

We are exposed to interest rate risk directly related to loans under our Credit Agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreement for the first six months of 2010 were $83.8 million and 1.6%, respectively. A 100 basis point increase in the average interest rate on this agreement would have a $0.8 million impact on our annual operating income. We have established policies and procedures to manage our exposure to market risk and use major institutions that we believe are creditworthy to minimize credit risk.

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

Item 6.	Exhibits

Exhibit No.	Description

10.17.10 (a)	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon

10.17.11 (a)	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and John R. Congdon

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes to the Condensed Financial Statements, tagged as blocks of text.

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 28, 2010.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: August 6, 2010	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: August 6, 2010	/s/ John P. Booker, III
John P. Booker, III
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.17.10 (a)	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon

10.17.11 (a)	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and John R. Congdon

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) the Notes to the Condensed Financial Statements, tagged as blocks of text.

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 28, 2010.

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.