Form 10-Q
period 2010-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2010-11-08
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2010 there were 55,926,945 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,057	$4,171
Customer receivables, less allowances of $10,239 and $11,444, respectively	176,595	136,822
Other receivables	2,056	4,096
Prepaid expenses	19,143	12,842
Deferred income taxes	18,212	16,244

Total current assets	221,063	174,175

Property and equipment:
Revenue equipment	683,067	668,427
Land and structures	655,998	619,477
Other fixed assets	167,152	156,687
Leasehold improvements	4,288	4,137

Total property and equipment	1,510,505	1,448,728

Accumulated depreciation	(563,190)	(509,233)

Net property and equipment	947,315	939,495

Goodwill	19,463	19,463
Other assets	31,240	26,145

Total assets	$1,219,081	$1,159,278

Note: The Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share and per share data)	September 30, 2010 (Unaudited)	December 31, 2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,166	$28,140
Compensation and benefits	68,314	37,256
Claims and insurance accruals	29,811	30,689
Other accrued liabilities	20,515	15,364
Income taxes payable	1,603	0
Current maturities of long-term debt	97,359	36,676

Total current liabilities	248,768	148,125

Long-term liabilities:
Long-term debt	167,979	268,856
Other non-current liabilities	72,593	68,575
Deferred income taxes	83,148	80,722

Total long-term liabilities	323,720	418,153

Commitments and contingent liabilities	0	0

Total liabilities	572,488	566,278
Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 55,926,945 shares outstanding at September 30, 2010 and 55,927,013 outstanding at December 31, 2009	5,593	5,593
Capital in excess of par value	89,026	89,028
Retained earnings	551,974	498,379

Total shareholders’ equity	646,593	593,000

Total liabilities and shareholders’ equity	$1,219,081	$1,159,278

Note: The Condensed Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
Revenue from operations	$395,981	$322,763	$1,082,026	$934,081

Operating expenses:
Salaries, wages and benefits	213,380	183,755	590,441	541,745
Operating supplies and expenses	62,746	47,994	175,020	132,394
General supplies and expenses	11,136	9,288	31,151	27,045
Operating taxes and licenses	14,360	12,402	41,071	36,844
Insurance and claims	7,204	6,155	18,838	18,790
Communications and utilities	3,820	3,659	11,263	11,212
Depreciation and amortization	19,396	24,036	60,500	70,983
Purchased transportation	15,026	9,296	36,825	25,994
Building and office equipment rents	3,719	3,710	11,768	11,111
Miscellaneous expenses, net	1,810	2,513	5,379	6,493

Total operating expenses	352,597	302,808	982,256	882,611

Operating income	43,384	19,955	99,770	51,470

Non-operating expense (income):
Interest expense	2,964	3,109	9,663	9,693
Interest income	(37)	0	(142)	(40)
Other (income) expense, net	(178)	(389)	924	148

Total non-operating expense	2,749	2,720	10,445	9,801

Income before income taxes	40,635	17,235	89,325	41,669

Provision for income taxes	16,254	6,740	35,730	16,479

Net income	$24,381	$10,495	$53,595	$25,190

Earnings per share:
Basic	$0.44	$0.19	$0.96	$0.45
Diluted	$0.44	$0.19	$0.96	$0.45

Weighted average shares outstanding:
Basic	55,926,984	55,927,013	55,927,003	55,927,013
Diluted	55,926,984	55,927,013	55,927,003	55,927,013

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$53,595	$25,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,500	70,983
Loss on sale of property and equipment	258	10
Deferred income taxes	458	11,967
Changes in assets and liabilities, net	(4,646)	(15,939)

Net cash provided by operating activities	110,165	92,211

Cash flows from investing activities:
Purchase of property and equipment	(69,148)	(180,645)
Proceeds from sale of property and equipment	787	1,182
Proceeds from sale of short-term investment securities	0	4,861

Net cash used in investing activities	(68,361)	(174,602)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(36,548)	(11,777)
Net (payments) proceeds from revolving line of credit	(4,368)	73,705
Other financing activities, net	(2)	0

Net cash (used in) provided by financing activities	(40,918)	61,928

Increase (decrease) in cash and cash equivalents	886	(20,463)
Cash and cash equivalents at beginning of period	4,171	24,104

Cash and cash equivalents at end of period	$5,057	$3,641

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment by capital lease	$722	$0
Fair value of property exchanged	$1,191	$1,277

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended September 30, 2010 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2010.

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

lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment, but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations increased by approximately $3.4 million and $9.4 million for the three and nine months ended September 30, 2010, respectively. In addition, the impact of these changes increased net income by approximately $2.0 million, or $0.04 per diluted share, for the third quarter of 2010 and approximately $5.6 million, or $0.10 per diluted share, for the nine months ended September 30, 2010. We expect the results of these changes to increase income from continuing operations and net income in 2010 by approximately $12.7 million and $7.6 million, respectively, or $0.14 per diluted share.

Fair Values of Financial Instruments

At September 30, 2010 and December 31, 2009, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $23.8 million and $17.9 million at September 30, 2010 and December 31, 2009, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $213.6 million and $238.6 million at September 30, 2010 and December 31, 2009, respectively. The fair value of these senior notes is based on discounted cash flows at market interest rates for similar issues of private debt.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Common Stock Split

On July 30, 2010, the Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on the record date, August 9, 2010. On August 23, 2010, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of the common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively for this stock split.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009
Senior notes	$203,571	$239,286
Revolving credit facility	60,679	65,047
Capitalized lease obligations	1,088	1,199

Total long-term debt	265,338	305,532
Less: Current maturities	(97,359)	(36,676)

Total maturities due after one year	$167,979	$268,856

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo Bank, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wells Fargo’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement during the nine months ended September 30, 2010, was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance of borrowings on the line of credit facility was $60.7 million and $65.0 million at September 30, 2010 and December 31, 2009, respectively. There were $49.6 million and $50.3 million of outstanding letters of credit at September 30, 2010 and December 31, 2009, respectively.

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

Overview

We are a leading less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. We operate as one business segment and offer our products and services through our four branded product groups: OD-Domestic, OD-Expedited, OD-Global and OD-Technology. In addition to our LTL services, we offer our customers a broad range of value-added services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. Approximately 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	53.9	56.9	54.6	58.0
Operating supplies and expenses	15.8	14.9	16.2	14.2
General supplies and expenses	2.8	2.9	2.9	2.9
Operating taxes and licenses	3.6	3.8	3.8	3.9
Insurance and claims	1.8	1.9	1.7	2.0
Communications and utilities	1.0	1.1	1.0	1.2
Depreciation and amortization	4.9	7.5	5.6	7.6
Purchased transportation	3.8	2.9	3.4	2.8
Building and office equipment rents	0.9	1.1	1.1	1.2
Miscellaneous expenses, net	0.5	0.8	0.5	0.7

Total operating expenses	89.0	93.8	90.8	94.5

Operating income	11.0	6.2	9.2	5.5

Interest expense, net *	0.7	1.0	0.9	1.0
Other expense, net	(0.0)	(0.1)	0.0	0.0

Income before income taxes	10.3	5.3	8.3	4.5

Provision for income taxes	4.1	2.0	3.3	1.8

Net income	6.2%	3.3%	5.0%	2.7%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month and nine-month periods ended September 30, 2010 and 2009 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Work days	64	64	—	191	191	—
Revenue (in thousands)	$395,981	$322,763	22.7%	$1,082,026	$934,081	15.8%
Operating ratio	89.0%	93.8%	(5.1)%	90.8%	94.5%	(3.9)%
Net income (in thousands)	$24,381	$10,495	132.3%	$53,595	$25,190	112.8%
Diluted earnings per share	$0.44	$0.19	131.6%	$0.96	$0.45	113.3%
Total tons (in thousands)	1,522	1,253	21.5%	4,198	3,693	13.7%
Shipments (in thousands)	1,694	1,491	13.6%	4,686	4,381	7.0%
Weight per shipment (lbs.)	1,796	1,680	6.9%	1,792	1,686	6.3%
Revenue per hundredweight	$13.04	$12.90	1.1%	$12.94	$12.67	2.1%
Revenue per shipment	$234.29	$216.81	8.1%	$231.77	$213.58	8.5%
Average length of haul (miles)	945	924	2.3%	946	924	2.4%

During the third quarter of 2010, the growth in our shipments and tonnage accelerated from the trends we had seen in the first and second quarters. We believe this acceleration is the result of our ability to win market share in an environment where capacity is tightening and many of our competitors are implementing significant price increases to improve their profitability. As industry pricing firms, we believe many shippers are beginning to shift their attention to the quality and overall value of the service they receive. We remain focused on providing “best-in-class” on-time and claims-free service, while maintaining fair and equitable pricing, which is consistent with our strategy throughout the recession. As a result, we believe recent shipper trends and other market dynamics will provide an additional opportunity for further tonnage and market share growth.

The significant growth in our tonnage has resulted in improved operating density, which is reflected in our results for the third quarter and first nine months of 2010. In addition, the pricing environment improved during the third quarter due to the pricing initiatives by many of our competitors and the announcement of general rate increases that will take effect in the fourth quarter. As a result of these factors and a highly productive workforce, we were able to generate greater operating leverage and improve our financial results over the comparable prior-year periods. For the third quarter of 2010, our net income increased 132.3% to $24.4 million as compared to the third quarter of 2009 and our operating ratio decreased to 89.0% from 93.8% in the comparable period of the prior-year. Net income increased 112.8% to $53.6 million for the first nine months of 2010 and our operating ratio decreased to 90.8% from 94.5% in the first nine months of 2009. Our third quarter and year-to-date 2010 results also reflect reductions in our depreciation and amortization expenses of approximately $3.4 million and $9.4 million, respectively, due to changes in the estimated useful lives and salvage values of certain equipment, which are described further under “Critical Accounting Policies” below.

Revenue

The 22.7% and 15.8% increases in revenue for the third quarter and the first nine months of 2010, respectively, resulted from both increases in tonnage and revenue per hundredweight. Tonnage increased 21.5% and 13.7% for the three- and nine-month periods ended September 30, 2010, respectively, when compared to the same periods of 2009. The increase in tonnage for both periods was due to a combination of increased shipments and increased weight per shipment. The growth in tonnage per day and shipments per day accelerated during the third quarter, which we believe reflects our gain in market share as well as general economic improvement. Weight per shipment increased 6.9% and 6.3% for the third quarter and first nine months of 2010, respectively, as compared to the same periods of 2009. We believe the increase in our weight per shipment metrics indicates an improving economy, although we also continue to gain market share with large national shippers that typically have heavier shipments and continue to experience some shift in the mix of our freight to higher volume shipments.

Revenue per hundredweight increased 1.1% to $13.04 from $12.90 in the third quarter of 2009 and increased 2.1% to $12.94 from $12.67 for the first nine months of 2009. The increase in revenue per hundredweight for both of these periods primarily reflects increases in fuel surcharges, which are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Fuel surcharge revenue increased to 12.0% of revenue in the third quarter and first nine months of 2010 from 10.3% in the prior-year quarter and 9.1% in the first nine months of 2009. Excluding fuel surcharges, revenue per hundredweight declined 0.8% and 1.1% for the three and nine months ended September 30, 2010, respectively, primarily due to the negative effect on this metric from the increases in weight per shipment. We believe our ability to initiate necessary price increases is strengthening, as evidenced by an improvement in the year-over-year change in revenue per hundredweight, excluding fuel surcharges, for each month during the third quarter of 2010. In addition, revenue per hundredweight, excluding fuel surcharges, for the third quarter of 2010 improved 1.6% sequentially from the second quarter of 2010.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased to 53.9% and 54.6% of revenue for the third quarter and first nine months of 2010, respectively, from 56.9% and 58.0% in the comparable periods of the prior year. Despite a 2% across-the-board salary and wage increase on September 3, 2010 and no major changes to our benefit plans, both cash compensation and benefit costs proportionally improved as a percent of revenue. The improvement in our salary and wage costs is due to the increased density within our network that allowed us to leverage the additional volumes at lower unit costs and our increased use of purchased transportation to help manage the significant increase in our tonnage. As a result, driver wages decreased as a percent of revenue to 21.6% and 21.7% for the third quarter and first nine months of 2010, respectively, from 22.9% and 23.3% in the comparable periods of 2009. In our linehaul operations, our laden load average increased 2.5% and 2.0% for the third quarter and first nine months of 2010, respectively. Our P&D shipments per hour decreased 0.5% for the third quarter of 2010 but increased 0.5% for the first nine months of 2010. P&D stops per hour decreased 1.3% for the third quarter and were flat for the year-to-date period. Although some of our productivity measures did not improve, several of these metrics reflect the cost to employ and train new employees to support our growth while allowing us to maintain our high quality service.

We also benefited from the impact of the decrease in employee benefit costs as a percent of salaries and wages to 30.3% and 31.1% in the third quarter and first nine months of 2010, respectively, from 33.0% and 33.2% in the comparable periods of 2009. Much of the improvement in these costs is due to the improvement in our group health and workers’ compensation costs. Our group health costs have been favorably impacted by a decrease in the number of claims paid for participants under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) and an overall decrease in the average severity of health insurance claims. There is also a 90-day wait period before newly hired employees are eligible to enroll in our health plan and the majority of the employees we have hired in 2010 were hired during the third quarter. As a result, our group health costs are likely to increase in future periods as these new employees begin to enroll in our plan.

Operating supplies and expenses increased to 15.8% of revenue from 14.9% for the third quarter of 2009 and increased to 16.2% of revenue from 14.2% for the first nine months of 2009. The increase for both periods is primarily due to the increase in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. In the third quarter of 2010, diesel fuel costs, excluding fuel taxes, increased 37.2% from the comparable prior-year period due to a 17.8% increase in gallons consumed and a 13.1% increase in our average price per gallon. Diesel fuel costs, excluding fuel taxes, increased 44.6% from the first nine months of 2009 due primarily to a 25.0% increase in our average price per gallon, as well as a 9.2% increase in gallons consumed. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense decreased to 4.9% and 5.6% of revenue for the third quarter and first nine months of 2010, respectively, from 7.5% and 7.6% of revenue for the same periods of 2009. Our capital expenditure requirements have been reduced for 2010 due to the available capacity throughout the year in our fleet and service center network. As a result of our reduced capital expenditures, the improvement as a percent of revenue is primarily attributable to the operating leverage associated with the increase in tonnage. In addition, the quarter and year-to-date periods reflect a reduction in depreciation expense resulting from changes in the estimated useful lives and salvage values of certain equipment, effective January 1, 2010. The changes we made are described in more detail under “Critical Accounting Policies” below. The impact of these changes to useful lives and salvage values resulted in decreases in depreciation expense of approximately $3.4 million and $9.4 million for the third quarter and first nine months of 2010, respectively.

We purchase linehaul transportation and P&D services from other motor carriers and railroads. We also utilize independent contractors for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation increased to 3.8% and 3.4% of revenue for the third quarter and first nine months of 2010, respectively, from 2.9% and 2.8% for the same periods of 2009. These costs increased primarily because of certain imbalances of freight flow within our network, which resulted from the significant increase in tonnage. In response to this growth, we have increased our full-time headcount by 892 employees since September 30, 2009, 670 of which were hired in the third quarter of 2010. The majority of these newly hired employees are drivers and platform employees. As we begin to balance our internal resources with freight demand, we intend to reduce our use of purchased transportation, as it is more efficient and profitable to utilize our own personnel and equipment.

Our effective tax rate was 40.0% for the third quarter and first nine months of 2010, as compared to 39.1% and 39.5% for the third quarter and first nine months of 2009, respectively. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash and cash equivalents at beginning of period	$4,171	$24,104

Cash flows provided by (used in):
Operating activities	110,165	92,211
Investing activities	(68,361)	(174,602)
Financing activities	(40,918)	61,928

Increase (decrease) in cash and cash equivalents	886	(20,463)

Cash and cash equivalents at end of period	$5,057	$3,641

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

Capital Expenditures

Our capital expenditure requirements are generally based upon expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. These requirements can vary widely from year to year depending upon our needs for and the availability of property and equipment. We used $69.1 million to purchase property and equipment through the first nine months of 2010 and acquired an additional $0.7 million of property and equipment through capital leases for the same period.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisition of business assets and capital leases, for the nine-month period ended September 30, 2010 and the years ended December 31, 2009, 2008 and 2007:

(In thousands)	YTD September 30, 2010	Year Ended December 31,
		2009	2008	2007
Land and structures	$37,815	$120,569	$118,310	$72,286
Tractors	17,039	33,072	27,516	52,807
Trailers	4,089	32,639	20,599	43,793
Technology	6,888	7,413	7,688	9,582
Other	4,039	17,663	12,413	21,955
Proceeds from sales	(787)	(2,303)	(3,483)	(5,228)

Total	$69,083	$209,053	$183,043	$195,195

We currently project aggregate capital expenditures, net of anticipated proceeds from dispositions, to be in a range between $115 million and $135 million for the year ending December 31, 2010, which represents an increase of $20 million to $40 million from our previously disclosed estimate. This increase is the result of our plan to accelerate into 2010 a portion of our $120 million to $140 million capital expenditure budget for equipment in 2011, based on deliverability, to meet the increased demand for our services. Of our 2010 capital expenditures, approximately $50 million is allocated for the purchase of service center facilities, construction of new service center facilities or repairs and expansion of existing service center facilities; approximately $45 million to $65 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $16 million is allocated for investments in technology. We plan to fund the remaining balance of projected capital expenditures primarily through cash flows from operations and will utilize our senior unsecured revolving credit facility or access other sources of capital, if necessary. We expect our aggregate capital expenditures for the year ending December 31, 2011 to be significantly higher than we have experienced historically as we prepare for a continued increase in demand for our services.

Financing Agreements

We have a five-year, $225.0 million senior unsecured revolving credit facility, which was established pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo Bank, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. The amounts outstanding and remaining borrowing capacity under the Credit Agreement are presented below:

(In thousands)	September 30, 2010	December 31, 2009

Facility limit	$225,000	$225,000
Line of credit borrowings	(60,679)	(65,047)
Outstanding letters of credit	(49,605)	(50,260)

Total borrowing capacity	$114,716	$109,693

We have two unsecured senior note agreements outstanding totaling $203.6 million and $239.3 million at September 30, 2010 and December 31, 2009, respectively. These notes call for periodic principal payments with maturities in 2015 and 2016.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that may be paid to shareholders pursuant to the greater of (i) $10.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in first nine months of 2010, and we have no plans to declare or pay a dividend during the remainder of 2010.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Our Credit Agreement and two unsecured senior note agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2010, we were in compliance with these covenants. We do not anticipate a decline in business levels or financial performance in 2010 that would cause us to violate our financial covenants, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet our foreseeable seasonal and long-term capital needs.

Recent Developments

At September 30, 2010, the outstanding balance on our Credit Agreement of $60.7 million is reported as a current liability due to the facility’s maturity within one year of our balance sheet date. We have initiated discussions regarding the renewal and extension of our Credit Agreement with Wells Fargo, the administrative agent for the lenders, as well as other lenders in our bank group. We intend and believe we have the ability to extend the current Credit Agreement with adjustments to our interest rates and fees to current market rates. We plan to finalize a new agreement in the first quarter of 2011, and until then, we expect to benefit from the favorable interest rates applicable to the current Credit Agreement. For further discussion related to these interest rates, see “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this report.

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

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment and other equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment, but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations increased by approximately $3.4 million and $9.4 million for the three and nine months ended September 30, 2010, respectively. In addition, the impact of these changes increased net income by approximately $2.0 million, or $0.04 per diluted share, for the third quarter of 2010 and approximately $5.6 million, or $0.10 per diluted share, for the nine months ended September 30, 2010. We expect the results of these changes to increase income from continuing operations and net income in 2010 by approximately $12.7 million and $7.6 million, respectively, or $0.14 per diluted share.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be alleged to be responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We do not believe that the cost of compliance with environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2010 or fiscal year 2011.

Forward-Looking Information

Forward-looking statements appear in this report, including but not limited to the preceding “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by us or on our behalf. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We are subject to numerous risks and uncertainties, including but not limited to those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 under Item 1A, “Risk Factors,” as well as in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

We are exposed to interest rate risk directly related to loans under our Credit Agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreement for the first nine months of 2010 were $77.6 million and 1.8%, respectively. A 100 basis point increase in the average interest rate on this agreement would have a $0.8 million impact on our annual operating income. We have established policies and procedures to manage our exposure to market risk and use major institutions that we believe are creditworthy to minimize credit risk.

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

b) Changes in internal control over financial reporting

We completed the conversion to a new third-party maintenance and parts inventory system in September 2010, which we believe will result in an overall improvement in our internal control over financial reporting. We chose this conversion to not only improve internal controls, but to also improve the functionality and reporting for our fleet maintenance activities. Other than as set forth herein, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factor set forth below and the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Difficulty in attracting qualified drivers could affect our profitability.

We periodically experience difficulties in attracting and retaining qualified drivers. Our operations may be affected by a shortage of qualified drivers in the future, which could cause us to temporarily under-utilize our fleet, face difficulties in meeting shipper demands and increase our compensation levels for drivers. If we encounter difficulties in attracting or retaining qualified drivers, our ability to service our customers and increase our revenue could be adversely affected.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes to the Condensed Financial Statements, tagged as blocks of text

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: November 8, 2010	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE: November 8, 2010	/s/ John P. Booker, III
John P. Booker, III
Vice President – Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) the Notes to the Condensed Financial Statements, tagged as blocks of text

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.