Form 10-K
period 2010-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2011-02-28
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was $930,329,743, based on the closing sales price as reported on the NASDAQ Global Select Market.

As of February 25, 2011, the registrant had 55,926,945 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Overview

Old Dominion is a leading, less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services. We are the seventh largest LTL motor carrier in the United States, as measured by 2009 revenue, according to Transport Topics. In addition to our core LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while empowering our customers to manage their shipping needs.

We have grown our revenue and customer base through both organic growth and strategic acquisitions and now provide our domestic LTL services throughout the entire continental United States. Our infrastructure allows us to provide next-day and second-day service within each of our six regions, as well as inter-regional and national service between these regions. To support our ongoing expansion, we have added 59 new service centers in the past five years for a total of 213 at December 31, 2010.

We believe our growth can be attributed to our focus on meeting our customers’ complete supply chain needs from a single point of contact with a high level of customer service supported by ongoing investment in our employees, service center network and technology. Our integrated structure allows us to offer our customers consistent service from origin to destination. We believe our operating structure and proprietary information systems enable us to provide higher customer service levels and better manage our operating costs.

We were organized in 1934 and incorporated in Virginia in 1950. Our principal executive offices are located at 500 Old Dominion Way, Thomasville, North Carolina 27360. Please refer to the Balance Sheets and Statements of Operations included in Item 8, “Financial Statements and Supplementary Data” of this report for information regarding our total assets, revenue from operations and net income.

Our Industry

Trucking companies provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: LTL and truckload. LTL carriers typically pick up multiple shipments from multiple customers on a single truck and then route that freight for delivery through service centers where the freight may be transferred to other trucks with similar destinations. In contrast, truckload carriers generally dedicate an entire trailer to one customer from origin to destination.

According to the American Trucking Associations, total domestic freight revenue in 2009 was $664.7 billion, of which the trucking industry accounted for 81.9%. The LTL sector had revenue in 2009 of $38.6 billion, which represented 5.8% of total domestic freight revenue. In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. Significant capital is required of LTL motor carriers to create and maintain a network of service centers and a fleet of tractors and trailers. The high fixed costs and capital spending requirements for LTL motor carriers makes it difficult for new start-up or small operators to effectively compete with established companies. In addition, successful LTL motor carriers generally employ, and continuously update, a high level of technology to provide information to customers and to reduce operating costs.

The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2009 revenue, the top 25 LTL motor carriers accounted for approximately 65% of the total LTL market. Consolidation has accelerated in recent years due to an increase in customer demand for single transportation providers offering both national and regional LTL service and complex supply chain services. Smaller regional carriers with lesser financial resources are generally unable to meet this demand. We believe consolidation will continue, particularly due to the negative impact on industry fundamentals from the recent recessionary economic environment, which appears to have substantially weakened the financial condition of many of our competitors.

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

We also believe our non-union workforce gives us a significant advantage over our unionized LTL competitors. By utilizing flexible scheduling and training our employees to perform multiple tasks, we believe we achieve greater productivity and higher levels of customer service. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships among our employees.

We compete with several larger transportation service providers, each of which may have more equipment, a broader coverage network and a wider range of services than we have. Our larger competitors may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy.

Service Center Operations

At December 31, 2010, we conducted operations through 213 service center locations, of which we owned 132 and leased 81. We operate ten major breakbulk facilities in Rialto, California; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using other service centers for limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country to provide the highest quality service and minimize freight rehandling costs.

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

While we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or through several other gateways, such as our website, electronic data interchange (“EDI”), automated voice response systems and automated fax systems. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and our customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service products.

Linehaul Transportation

Linehaul dispatchers are centralized at our corporate office and control the movement of freight among service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our senior management regularly monitors freight movements, transit times, load factors and other productivity measurements to ensure that we maintain our highest levels of service and efficiency.

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

Tractors, Trailers and Maintenance

At December 31, 2010, we owned 5,718 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2010, we owned 20,986 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment that meets our specifications.

At various times, we have also acquired tractors and trailers through our acquisition of business assets from other carriers. The purchase of pre-owned equipment can provide an excellent value but also can increase our fleet’s average age. The table below reflects, as of December 31, 2010, the average age of our tractors, trucks and trailers:

Type of equipment (categorized by primary use)	Number of units	Average age (in years)
Linehaul tractors	3,428	3.5
P&D tractors	2,290	8.8
P&D trucks	112	4.5
Linehaul trailers	15,178	8.4
P&D trailers	5,808	12.9

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2010, 2009 and 2008. Our capital expenditures for tractors and trailers for the past three years were limited to replacing a portion of the equipment scheduled to be retired through the normal replacement cycle. We retained much of the equipment scheduled for replacement, however, to provide sufficient capacity for us to take advantage of any increase in demand for our services caused by improvements in the economy and potential business failures or consolidation in the LTL industry. Due to our anticipated growth and our planned efforts to reduce the average age of our fleet in 2011, our equipment purchases in 2011 are expected to be significantly higher than in recent years.

	Year ended December 31,
(In thousands)	2010	2009	2008
Tractors	$35,777	$33,072	$27,516
Trailers	5,020	32,639	20,599

Total	$40,797	$65,711	$48,115

At December 31, 2010, we had major maintenance operations at our service centers in Rialto, California; Denver, Colorado; Atlanta, Georgia; Indianapolis, Indiana; Kansas City and Parsons, Kansas; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; Dallas, Texas; and Salt Lake City, Utah. In addition, 19 other service center locations are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Linehaul tractors are routed to appropriate maintenance facilities at designated mileage or time intervals, depending upon how the equipment has been utilized. P&D tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2010, we had a sales staff of 487 employees. We compensate our sales force, in part, based upon on-time service performance, revenue generated and Company and service center profitability, which we believe helps motivate our sales employees to achieve our service, growth and profitability objectives.

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

Revenue is generated by customers dispersed primarily throughout the United States and North America. In 2010, our largest customer accounted for approximately 2.8% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 9.1%, 13.9% and 20.8% of our revenue, respectively. For each of the previous three years, at least 90% of our revenue was derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

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

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we are self-insured. We are currently self-insured for bodily injury and property damage (“BIPD”) claims up to $2.75 million per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1.0 million per occurrence, through either self-insurance or insurance deductibles. We are self-insured for group health claims up to $375,000 per occurrence plus an aggregate $200,000 over this retention level. Our long-term disability claims are self-insured to a maximum of $3,000 per month for each of our non-salaried employees. Effective April 2, 2010, salaried employees were offered an elective long-term disability plan and, as a result, the Company has no liability for new claims occurring subsequent to this date for its salaried employees.

We believe that our policy of self-insuring a portion of our risks, together with our safety and loss prevention programs, is an effective means of managing insurance costs. We also believe that our current insurance coverage is adequate to cover our liability risks.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. Although we maintained fuel storage and pumping facilities at 45, or 21%, of our service center locations at December 31, 2010, we may experience shortages at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. We implemented a fuel surcharge program in August 1999. The program has remained in effect since that time and is one of many components that we use to determine the overall price for our transportation services. Our fuel surcharges are generally indexed to fuel prices published by the U.S. Department of Energy (the “DOE”) that reset each week. Our management believes that our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Diesel fuel costs, including fuel taxes, totaled 13.1% and 11.4% of revenue in 2010 and 2009, respectively.

Employees

As of December 31, 2010, we employed 11,179 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Category	Number of employees

Drivers	5,930
Platform	1,701
Fleet technicians	375
Sales	487
Salaried, clerical and other	2,686

As of December 31, 2010, we employed 3,002 linehaul drivers and 2,928 P&D drivers on a full-time basis. Each of our drivers is required to pass a drug test and have a current U.S. Department of Transportation (“DOT”) physical and a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, as well as all employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 2,738 individuals have graduated from this program. Of the program graduates, we have experienced an annual turnover rate of approximately 7.4%, which is below our company-wide average turnover rate of approximately 12.3% for drivers. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining our qualified drivers. Drivers with safe driving records are rewarded with bonuses of up to $3,000 payable each year. Driver safety bonuses paid during 2010 and 2009 were $2.1 million and $2.0 million, respectively.

Governmental Regulation

We are subject to regulation by the Federal Motor Carrier Safety Administration (the “FMCSA”), the Pipeline and Hazardous Materials Safety Agency and the Surface Transportation Board, which are agencies within the DOT, as well as the regulations of various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, certain mergers, consolidations and acquisitions, and periodic financial reporting. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration within the U.S. Department of Homeland Security.

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

The cost of compliance with current applicable laws and regulations has not materially impacted our results of operations or financial condition. However, future changes to laws or regulations, including proposed changes to hours of service, may adversely affect our operations and could result in unforeseen costs to our business.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2011 or fiscal year 2012. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Available Information

Through our website, http://www.odfl.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934, as soon as practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The public may read or copy any document we file with the SEC at the SEC’s website, http://www.sec.gov (File No. 0-19582), or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The SEC can be reached at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Information contained on our website is neither part of nor incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Various factors exist that could cause our actual results to differ materially from those projected in any forward-looking statement. In addition to the factors discussed elsewhere in this report, we believe the following are some of the important risks and uncertainties that could materially affect our business, financial condition or results of operations:

We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

•

we compete with many other transportation service providers of varying sizes, some of which may have more equipment, a broader coverage network, a wider range of services, greater capital resources or other competitive advantages;

•

some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue;

•	we may be unable to continue to collect fuel surcharges or our fuel surcharge program may become ineffective in mitigating the impact of fluctuating costs for fuel and other petroleum-based products;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some customers may choose to operate their own private trucking fleet or may choose to increase the volume of freight they transport if they have an existing private trucking fleet;

•	the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing.

If we are unable to effectively compete with other LTL carriers, whether on the basis of pricing, service or otherwise, we may be unable to retain existing customers or attract new customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

If our employees were to unionize, our operating costs would increase and our ability to compete would be impaired.

None of our employees are currently represented under a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. Further, Congress or one or more states could approve legislation significantly affecting our business and our relationship with our employees, such as the proposed federal legislation referred to as the Employee Free Choice Act, which would substantially liberalize the procedures for union organization. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions, or that our employees will not unionize in the future, particularly if regulatory changes occur that facilitate unionization.

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

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding our geographic footprint and broadening the scope of our service offerings. In connection with our growth strategy, at various times, we have made selective acquisitions, purchased additional equipment, expanded and upgraded service centers and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	geographic expansion requires start-up costs that could expose us to temporary losses;

•

growth and geographic expansion are dependent on the availability of real estate, and shortages of suitable real estate may limit our geographic expansion and might cause congestion in our service center network, which could result in increased operating expenses;

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

We may be unable to successfully consummate and integrate acquisitions as part of our growth strategy.

Growth through acquisitions has been a key component of our LTL growth strategy throughout our history. In the future, we may seek to acquire other LTL carriers as well as other complementary businesses. Exploration of potential acquisitions requires significant attention from our senior management team. In addition, we expect to compete for acquisition opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot assure that we will have sufficient cash with which to consummate an acquisition or otherwise be able to obtain financing for any acquisition. If we are unable to access sufficient funding for potential acquisitions, we may not be able to complete transactions that we otherwise find advantageous.

Any subsequent acquisition will entail numerous risks, including:

•	we may not achieve anticipated levels of revenue, efficiency, cash flows and profitability;

•	we may experience difficulties managing businesses that are outside our historical core competency and markets;

•	we may underestimate the resources required to support acquisitions, which could disrupt our ongoing business and distract our management;

•	we may incur unanticipated costs to our infrastructure to support new business lines or separate legal entities;

•	we may be required to temporarily match existing customer pricing in the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

•	liabilities we assume could be greater than our original estimates or not disclosed to us at the time of acquisition;

•	we may incur additional indebtedness or we may issue additional shares of stock to finance future acquisitions, which could be dilutive to our shareholders;

•	potential loss of key employees and customers of the acquired company; and

•	an inability to recognize projected cost savings and economies of scale and scope.

In addition, we may have difficulty in integrating any acquired business and its operations, services and personnel into our existing operations, and such integration may require a significant amount of time and effort by our management team. To the extent we do not successfully avoid or overcome the risks or problems resulting from any acquisitions we undertake, there could be a material adverse effect on our business, financial condition and results of operations.

Our customers’ and suppliers’ business may be impacted by a downturn in the economy and/or a disruption of financial markets.

Adverse economic conditions can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, all of which might impair our asset utilization. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, due to disruptions in the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise customers may bid out freight or select competitors that offer lower rates from among existing choices in an attempt to lower their costs and we might be forced to lower our rates or lose freight.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We also are subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

Increases in driver compensation or other difficulties attracting and retaining qualified drivers could adversely affect our profitability and ability to maintain or grow our fleet.

From time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers and such shortages may recur in the future. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. The compensation we offer our drivers is subject to market conditions that may require increases in driver compensation, which will be more likely to the extent that economic conditions improve. If we are unable to continue to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, or operate with fewer trucks and face difficulty meeting shipper demands, all of which could adversely affect our profitability and ability to maintain our size or grow.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability, group health and dental. We have insurance coverage with third-party insurance carriers, but self-insure for a significant portion of the risk associated with these claims. Our operating results would be adversely affected if any of the following were to occur: (i) the number or severity of claims for which we are self-insured increases; (ii) we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment; or (iii) claims exceed our excess coverage amounts. If claims exceed our retention levels or insurance market conditions change, insurers could raise premiums for excess coverage to cover their expenses and anticipated future losses. In addition, insurance companies require us to obtain letters of credit to collateralize our self-insured retention. If these requirements increase, our borrowing capacity could be adversely affected.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient capital.

Our business is highly capital intensive. We generally finance our capital expenditures and planned growth with existing cash, cash flow from operations, issuance of senior notes and through available borrowings under our existing senior unsecured credit agreement. We may require additional capital to finance long-term real estate purchase opportunities and acquisitions, which we may fund through additional debt or through equity offerings. If we are unable in the future to generate sufficient cash from our operations or raise capital by accessing the debt and equity markets, we may be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

Our business also has significant ongoing operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain.

Limited supply and increased prices for new equipment may adversely affect our earnings and cash flow.

Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors and trailers from equipment manufacturers to operate and grow our business. We may face difficulty in purchasing new equipment due to decreased supply. We have experienced higher prices for new tractors over the past few years. The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. For example, the U.S. Environmental Protection Agency (the “EPA”) has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model-year 2007. The final phase of the regulations requires reduced nitrogen and non-methane hydrocarbon emissions beginning with model-year 2010. These regulations have resulted in higher prices for tractors and diesel engines and increased fuel, diesel exhaust fluid and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and operations.

A decrease in the demand and value of used equipment may impact our results of operations.

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

We may be adversely impacted by fluctuations in the availability and price of diesel fuel.

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters, political events, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalances. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may experience shortages in the availability of diesel fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results. We have fuel surcharge programs in place with a majority of our customers, which have helped us offset the majority of the negative impact of the increased cost of diesel fuel and other petroleum-based products. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with empty miles, deadhead miles or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. We regularly monitor the components of our pricing, including fuel surcharges, and address individual account profitability issues with our customers when necessary; however, there can be no assurance that fuel surcharges can be maintained indefinitely or will be sufficiently effective in offsetting increases in diesel fuel prices.

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

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. In addition, the trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: (i) increasingly stringent environmental, occupational safety and health regulations; (ii) limits on vehicle weight and size; (iii) ergonomics; (iv) port security; and (v) hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing transportation services.

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. In response to this ruling, on December 23, 2010, the FMCSA issued a regulatory proposal subject to a public comment period that ends March 4, 2011. This proposal addresses the length of driver work days, the length and frequency of driver rest breaks, driver “restart” periods following specified off-duty hours and other matters relating to hours of service. The final rules that will be adopted by the FMCSA are uncertain at this time and could have a significant impact on our operations and the cost of providing our services. We are also subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require changes to our operations, increase our operating costs and otherwise adversely impact our results of operations.

The implementation of FMCSA’s Compliance, Safety, Accountability initiative (“CSA”) could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

In December 2010, the FMCSA began implementation of CSA, a new compliance and enforcement initiative designed to monitor and improve commercial motor vehicle safety. CSA measures both the safety record of the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. CSA scores for transportation companies are currently available on the FMCSA’s website and replace SafeStat, the FMCSA’s former safety measurement system.

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability to maintain an acceptable score could be adversely impacted. If we receive an unacceptable CSA score, our relationships with our customers could be damaged, which could result in a loss of business.

The implementation of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations.

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

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operations and liquidity.

Our principal shareholders control a large portion of our outstanding common stock.

Earl E. Congdon, John R. Congdon and members of their respective families beneficially own approximately 28% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion. In addition, our Chief Executive Officer, David S. Congdon, has pledged approximately 648,000 shares of our common stock held in a revocable trust for his benefit to secure an approximately $3.5 million margin loan. If there were a default, the bank would have the right to sell shares to satisfy this obligation. Such an event could cause our stock price to decline.

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

If we raise additional capital in the future, your ownership in us could be diluted.

Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these obligations and securities would likely have rights senior to your rights as a common shareholder, which could impair the value of our common stock.

The market value of our common stock may fluctuate and could be substantially affected by various factors.

The price of our common stock on the NASDAQ Global Select Market, or Nasdaq, constantly changes. We expect that the market price of our common stock will continue to fluctuate. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	Actual or anticipated variations in earnings, financial or operating performance or liquidity;

•	Changes in analysts’ recommendations or projections;

•	Failure to meet analysts’ projections;

•	General economic and capital market conditions;

•	Announcements of developments related to our business;

•	Operating and stock performance of other companies deemed to be peers;

•	Actions by government regulators; and

•	News reports of trends, concerns and other issues related to us or our industry, including changes in regulations.

Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.

Our articles of incorporation, our bylaws and Virginia law contain provisions that could discourage, delay or prevent a change in our control or our management.

Provisions of our articles of incorporation, bylaws and the laws of Virginia, the state in which we are incorporated, may discourage, delay or prevent a change in control of us or a change in management that shareholders may consider favorable. These provisions:

•	limit who may call a special meeting of shareholders;

•	require shareholder action by written consent to be unanimous;

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at shareholder meetings;

•	may make it difficult to merge with or otherwise absorb a Virginia corporation acquired in a tender offer for the three years after the acquisition; and

•	may make an unsolicited attempt to gain control of us more difficult by restricting the right of specified shareholders to vote newly acquired large blocks of stock.

These provisions could discourage proxy contests and make it more difficult for you and other shareholders to take certain corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 30.1 acres of land. At December 31, 2010, we operated 213 service centers, of which 132 were owned and 81 were leased. Our service centers that are owned include most of our larger facilities and account for 79% of the total door capacity in our network. With the exception of our Chicago, Illinois facility, which has a lease that expires in 2021, we own our major breakbulk facilities. Each of our breakbulk facilities is listed below with the number of doors as of December 31, 2010.

Service Center	Doors
Harrisburg, Pennsylvania	305
Morristown, Tennessee	247
Dallas, Texas	234
Atlanta, Georgia	227
Indianapolis, Indiana	223
Greensboro, North Carolina	219
Memphis, Tennessee	169
Rialto, California	152
Chicago, Illinois	134
Salt Lake City, Utah	129

Our 213 facilities are strategically dispersed over the states in which we operate. At December 31, 2010, the terms of our leased properties ranged from month-to-month to a lease that expires in 2023. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own 22 non-operating properties, all of which are held for lease or are planned for future use. Five of these properties are leased with lease terms that range from month-to-month to a lease that expires in 2012.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market, which we refer to as the Nasdaq, under the symbol ODFL. At February 18, 2011, there were approximately 11,330 holders of our common stock, including 158 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2010 or 2009, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2011. For information concerning restrictions on our ability to make dividend payments, see Liquidity and Capital Resources in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in Item 8, “Financial Statements and Supplementary Data” of this report.

On July 30, 2010, our Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on August 9, 2010. On August 23, 2010, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of the common stock on the record date.

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by the Nasdaq and as adjusted to give effect to the three-for-two stock split effected in August 2010:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$23.07	$25.89	$27.29	$32.24
Low	$17.56	$21.02	$22.45	$24.36

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$19.67	$22.54	$25.83	$23.30
Low	$12.46	$15.07	$19.75	$16.07

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2005, in (i) our common stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) The NASDAQ Stock Market (US) for the five-year period ended December 31, 2010:

Cumulative Total Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Old Dominion Freight Line, Inc.	$100	$89	$86	$106	$114	$178

NASDAQ Trucking & Transportation Stocks	$100	$116	$125	$80	$94	$129

The NASDAQ Stock Market (US)	$100	$110	$119	$57	$83	$98

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2010	2009	2008	2007	2006
Operating Data:
Revenue from operations	$1,480,998	$1,245,005	$1,537,724	$1,401,542	$1,279,431
Depreciation and amortization expense (1)	80,362	94,784	87,083	79,863	67,634
Total operating expenses	1,343,259	1,174,614	1,408,654	1,271,605	1,148,946
Operating income	137,739	70,391	129,070	129,937	130,485
Interest expense, net (2)	12,465	12,998	13,012	12,960	10,206
Provision for income taxes	48,775	22,294	43,989	43,963	46,774
Net income	75,651	34,871	68,677	71,832	72,569

Per Share Data:
Diluted earnings per share (3)	1.35	0.62	1.23	1.28	1.30

Balance Sheet Data:
Cash, cash equivalents and short-term investments	5,450	4,171	28,965	30,703	87,724
Current assets	222,582	174,175	209,230	216,277	256,367
Total assets	1,239,881	1,159,278	1,074,905	981,048	892,193
Current liabilities	170,046	148,125	142,190	127,723	121,546
Long-term debt (including current maturities)	271,217	305,532	251,989	263,754	274,582
Shareholders’ equity	668,649	593,000	558,129	489,452	417,620

Operating Statistics:
Operating ratio	90.7%	94.3%	91.6%	90.7%	89.8%
Revenue per hundredweight	$13.09	$12.70	$13.88	$13.30	$13.16
Revenue per intercity mile	$4.38	$4.16	$4.60	$4.31	$4.32
Intercity miles (in thousands)	338,504	299,330	334,219	325,268	296,464
Total tons (in thousands)	5,656	4,902	5,545	5,271	4,859
Total shipments (in thousands)	6,327	5,750	6,691	6,765	6,428
Average length of haul (miles) (4)	948	928	901	926	922

(1)

Our 2010 results also reflect reductions in our depreciation and amortization expenses of approximately $12.7 million, due to changes in the estimated useful lives and salvage values of certain equipment, which are described further under “Critical Accounting Policies” below.

(2)	For the purpose of this table, interest expense is presented net of interest income.
(3)	Per share data has been restated retroactively for the three-for-two stock split effected in August 2010.
(4)	We refined our average length of haul in 2008 by excluding miles driven by our agent carriers. As a result, our average length of haul is restated for years prior to 2008 presented in this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. In addition to our core LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2010	2009	2008

Revenue from operations	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.6	57.7	52.3
Operating supplies and expenses	16.5	14.6	19.9
General supplies and expenses	2.8	2.8	2.8
Operating taxes and licenses	3.8	4.0	3.4
Insurance and claims	1.7	1.8	2.3
Communication and utilities	1.0	1.2	1.0
Depreciation and amortization	5.4	7.6	5.7
Purchased transportation	3.4	2.7	2.8
Building and office equipment rents	1.0	1.2	1.0
Miscellaneous expenses, net	0.5	0.7	0.4

Total operating expenses	90.7	94.3	91.6

Operating income	9.3	5.7	8.4

Interest expense, net (1)	0.8	1.1	0.8
Other expense, net	0.1	0	0.2

Income before income taxes	8.4	4.6	7.4

Provision for income taxes	3.3	1.8	2.9

Net income	5.1%	2.8%	4.5%

(1)	For the purpose of this table, interest expense is presented net of interest income.

2010 Compared to 2009

Key financial and operating metrics for 2010 and 2009 are presented below:

	2010	2009	Change	% Change
Work days	253	253	0	0
Revenue (in thousands)	$1,480,998	$1,245,005	$235,993	19.0
Operating ratio	90.7%	94.3%	(3.6)%	(3.8)
Net income (in thousands)	$75,651	$34,871	$40,780	116.9
Diluted earnings per share	$1.35	$0.62	$0.73	117.7
Total tons (in thousands)	5,656	4,902	754	15.4
Total shipments (in thousands)	6,327	5,750	577	10.0
Weight per shipment (lbs.)	1,788	1,705	83	4.9
Revenue per hundredweight	$13.09	$12.70	$0.39	3.1
Revenue per shipment	$234.09	$216.49	$17.60	8.1
Average length of haul (miles)	948	928	20	2.2

During 2010 we achieved significant increases in our shipments and tonnage, which accelerated during the second half of the year. We believe these increases were the result of our ability to gain market share during the year as well as general growth in U.S. industrial production and manufacturing. As industry capacity tightened in 2010, many of our competitors implemented significant rate increases. This reversed an industry trend of several years in which many of our competitors had discounted prices. While we implemented a modest general rate increase in November 2010, our pricing philosophy remained consistent with our strategy throughout the recession, which was to provide “best-in-class” on-time and claims-free service at a fair and equitable price. We believe more shippers are shifting their focus to evaluating the overall value of the service they receive as industry pricing increases. We believe this trend, along with other market dynamics, will provide additional opportunities for us to increase tonnage and market share growth in 2011.

The significant growth in our tonnage resulted in increased density in our network that generally resulted in increased efficiency and productivity. The overall improvement in our pricing during 2010, combined with the increased density, resulted in improvements in our operating results. Net income increased in 2010 by $40.8 million, or 116.9%, to $75.7 million and our operating ratio decreased by 360 basis points to 90.7%. Our 2010 results also reflect reductions in our depreciation and amortization expenses of approximately $12.7 million, due to changes in the estimated useful lives and salvage values of certain equipment, which are described further under “Critical Accounting Policies” below.

Revenue

The 19.0% increase in revenue during 2010 was the result of increases in tonnage and revenue per hundredweight. Tonnage increased 15.4% for the year ended December 31, 2010, due to the combination of a 10.0% increase in shipments and a 4.9% increase in weight per shipment. The growth in tonnage per day and shipments per day accelerated during the second half of the year, which we believe reflects our gain in market share as well as general economic improvement. We believe the increase in our weight per shipment also indicates an improving economy, although we also continue to gain market share with large national shippers that typically have heavier shipments.

Revenue per hundredweight increased 3.1% to $13.09 from $12.70 in 2009. This increase primarily reflects an increase in fuel surcharges, which are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Excluding fuel surcharges, revenue per hundredweight remained consistent between 2010 and 2009 despite the negative effect on this metric from the increase in weight per shipment. This consistency reflects our ability to initiate necessary price increases during 2010. As industry conditions improved during the year, our ability to obtain price increases strengthened. We experienced improvement in the year-over-year change in revenue per hundredweight, excluding fuel surcharges, for each month during the second half of 2010 and also implemented a general rate increase on certain of our tariffs effective November 15, 2010.

Fuel surcharge revenue increased to 12.3% of revenue from 9.6% in 2009, as a result of the increased price of diesel fuel during 2010. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price for our transportation services with our customers, although it is generally considered to be a measure of the increase in cost of all petroleum products we use. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address individual account profitability issues with our customers when necessary as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $90.1 million or 12.5% in 2010, which compares favorably with our revenue and tonnage growth of 19.0% and 15.4%, respectively. As a result, and due somewhat to our increased use of purchased transportation in 2010, our salaries, wages and benefits improved to 54.6% of revenue from 57.7% in the prior year. Salaries and wages increased $76.1 million due to a 16.4% increase in the total number of full-time employees and an increase in the number of hours worked by existing employees, which was in direct response to the increase in tonnage during the year. In addition, we implemented a 2% salary and wage increase for all employees on September 3, 2010.

The increased density within our network allowed us to leverage the additional volumes at lower unit costs. Driver wages as a percentage of revenue improved to 21.7% from 23.1% in 2009 and platform wages improved to 6.6% of revenue from 6.8% in 2009. The increased density also allowed us to maintain efficient operations, although we did not experience improvement in all of our productivity measures due to the costs of hiring and training new employees. In our linehaul operations, our laden load average increased 1.5%. P&D shipments per hour remained consistent with 2009, but our P&D stops per hour decreased 0.7%.

We benefited from a decrease in employee benefit costs as a percentage of salaries and wages to 31.5% in 2010 from 33.4% in 2009. Much of this improvement is attributable to the improvement in our group health and dental costs as a percent of salaries and wages. Our group health costs have been favorably impacted by a decrease in the number of claims paid for participants under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) and an overall decrease in the average severity of health insurance claims. There is also a 90-day wait period before newly hired employees are eligible to enroll in our health plan and the majority of the employees hired in 2010 were hired during the second half of the year. As a result, our group health costs are likely to increase in future periods as these new employees begin to enroll in our plan.

Operating supplies and expenses increased to 16.5% of revenue in 2010 from 14.6% in 2009. This increase is primarily due to the increase in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. These costs increased 44.5% during the year as a result of the combined effect of a 22.7% increase in our average price per gallon and a 12.1% increase in gallons consumed. The increase in fuel consumption is primarily due to the year-over-year increase in overall miles. Our increased consumption also resulted in the increase to our fuel tax expenses and was the principal driver of the $5.2 million increase in “Operating taxes and licenses.” We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense decreased to 5.4% of revenue in 2010 as compared to 7.6% in 2009. Our capital expenditure requirements were reduced for 2010 due to the available capacity throughout the year in our fleet and service center network. The operating leverage created by our reduced capital expenditures and the 15.4% increase in tonnage contributed to the decrease in depreciation and amortization expense as a percent of revenue. The improvement as a percent of revenue also reflects the approximate $12.7 million decrease in depreciation expense that resulted from changes in the estimated useful lives and salvage values of certain equipment, effective January 1, 2010. The changes we made are described in more detail under “Critical Accounting Policies” below.

We purchase linehaul transportation and P&D services from other motor carriers and railroads. We also utilize independent contractors for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation expense increased to 3.4% of revenue in 2010 from 2.7% in 2009. These costs increased primarily because of certain imbalances of freight flow within our network, which is attributable to the significant increase in our tonnage. In response to our tonnage growth, we increased our full-time headcount by 1,571 employees since December 31, 2009. The majority of these newly hired employees are drivers and platform employees. As we begin to balance our internal resources with freight demand, we intend to reduce our use of purchased transportation, as it is more efficient and profitable to utilize our own personnel and equipment.

Our effective tax rate for 2010 was 39.2% as compared to 39.0% in 2009. Our effective tax rates in 2010 and 2009 were favorably impacted by alternative fuel tax credits for the use of propane in our operations. These fuel tax credits were originally scheduled to expire on December 31, 2009; however, they were extended to December 31, 2011 with the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 in December 2010. Our effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and certain non-deductible items.

2009 Compared to 2008

Key financial and operating metrics for 2009 and 2008 are presented below:

	2009	2008	Change	% Change
Work days	253	254	(1)	(0.4)
Revenue (in thousands)	$1,245,005	$1,537,724	$(292,719)	(19.0)
Operating ratio	94.3%	91.6%	2.7%	2.9
Net income (in thousands)	$34,871	$68,677	$(33,806)	(49.2)
Diluted earnings per share	$0.62	$1.23	$(0.61)	(49.6)
Total tons (in thousands)	4,902	5,545	(643)	(11.6)
Total shipments (in thousands)	5,750	6,691	(941)	(14.1)
Weight per shipment (lbs.)	1,705	1,657	48	2.9
Revenue per hundredweight	$12.70	$13.88	$(1.18)	(8.5)
Revenue per shipment	$216.49	$229.99	$(13.50)	(5.9)
Average length of haul (miles)	928	901	27	3.0

Our financial results for 2009 reflect our operating strengths as we remained profitable despite a significant decline in tonnage and revenue, which resulted from the negative impacts of a recessionary economy and an increasingly competitive operating environment within the LTL industry. The persistent recessionary economy caused freight demand to weaken throughout 2009. When combined with the overcapacity in the LTL industry, the weakened demand created an aggressive and competitive pricing environment. Confronted with this environment and an 11.6% decline in tonnage, we focused on delivering outstanding service performance, improving the productivity of our employees, managing our variable costs and remaining disciplined with the pricing for our services. Despite the success we had with these measures, we were unable to sufficiently increase our prices or generate enough cost savings to offset our decline in revenue. As a result, our operating ratio increased to 94.3% in 2009 from 91.6% in 2008 and our earnings per diluted share decreased 49.6% to $0.62 for 2009. We believe our strategy mitigated much of the negative impact that we could have experienced as a result of the extremely difficult LTL operating environment, since our operating ratio deteriorated by only 270 basis points despite a 19.0% decline in revenue.

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

Revenue per hundredweight decreased 8.5% to $12.70 in 2009 from $13.88 in 2008. This decrease in our revenue per hundredweight was primarily due to the reduction in fuel surcharge revenue, which resulted from a significant decline in the average price of diesel fuel between the comparable years. Excluding fuel surcharges, revenue per hundredweight remained consistent at $11.49 for 2009 and 2008. We were unable to sufficiently increase our overall pricing during 2009 due to the competitive pricing environment in the LTL industry. During the fourth quarter of 2008 and throughout 2009, pricing emerged as the principal driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Despite the pricing pressure, we remained committed to our pricing philosophy of charging our customers a fair and reasonable price for outstanding service. Our commitment to service was evidenced by an approximate 99% on-time service performance and a historically low cargo claims ratio during 2009.

Fuel surcharge revenue decreased to 9.6% of revenue in 2009 from 17.2% in 2008. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price for our transportation services with our customers, although it is generally believed to be a measure of the increase in cost of all petroleum products that we use. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges. We also address individual account profitability issues with our customers when necessary as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

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

Operating supplies and expenses decreased to 14.6% of revenue in 2009 from 19.9% in 2008. This decrease is primarily due to the decline in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. These costs decreased 50.4% during the year as a result of the combined effect of a 37.3% decrease in our average price per gallon and a 12.8% decrease in gallons consumed. The reduction in fuel consumption is primarily due to the year-over-year decline in overall miles, as well as a 2.2% increase in our miles per gallon. The decreased consumption also lowered our fuel tax expenses and was the principal driver of the $2.5 million reduction in “Operating taxes and licenses.” We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations, which we manage primarily through the application of fuel surcharges.

General supplies and expenses remained consistent as a percent of revenue at 2.9% for both 2009 and 2008. These costs remained consistent as a percent of revenue due to our strict cost control measures put in place to manage our variable costs and the decrease in supplies directly related to lower shipment volumes.

The decrease in insurance and claims expense to 1.8% of revenue from 2.3% in 2008 is attributable to the 32.1% and 39.0% decreases in auto liability and cargo claims expenses, respectively. We self-insure a portion of our auto and cargo claims liabilities and obtain excess insurance coverage for claims above our retention levels. The decrease in our auto liability expenses was primarily due to a $1.9 million favorable adjustment recorded in the fourth quarter that resulted from improved experience in the number and severity of claims during 2009. We believe that our cargo claims expense improved primarily due to the increased training of our employees on claims prevention, which resulted in a historically low cargo claims ratio in 2009 and a 32.8% decrease in total claims paid.

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

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2010	2009	2008

Cash and cash equivalents at beginning of year	$4,171	$24,104	$6,328
Cash flows provided by (used in):
Operating activities	141,076	130,716	196,506
Investing activities	(104,297)	(203,724)	(165,799)
Financing activities	(35,500)	53,075	(12,931)

Increase (decrease) in cash and cash equivalents	1,279	(19,933)	17,776

Cash and cash equivalents at end of year	$5,450	$4,171	$24,104

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide another source of liquidity, if needed.

On January 3, 2011, we entered into a Note Purchase Agreement pursuant to which we issued $95.0 million of privately-placed senior notes. We entered into this Note Purchase Agreement to fund planned capital expenditures and for general corporate purposes. We used a portion of the proceeds to refinance existing indebtedness, including paying down the outstanding balance on our senior unsecured revolving credit agreement.

To facilitate our access to the equity market, we filed an automatic shelf registration statement with the SEC during the fourth quarter of 2009 that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time. Pursuant to this automatic shelf registration, we filed a prospectus supplement and entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) on February 2, 2011 with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we may issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “Offering”). Sales of our common stock in the Offering, if any, will be made by means of ordinary brokers’ transactions on Nasdaq, in privately negotiated transactions, or otherwise at market prices prevailing at the time of sale at prices relating to prevailing market prices or at negotiated prices as agreed by Stifel Nicolaus Weisel and us. We have no obligation to sell any shares of our common stock in the Offering and may at any time terminate the Offering and ATM Agreement. As of the date of this Annual Report on Form 10-K, we have not sold any shares of our common stock in the Offering.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through acquisition of business assets and capital leases, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Land and structures	$49,867	$120,569	$118,310
Tractors	35,777	33,072	27,516
Trailers	5,020	32,639	20,599
Technology	11,866	7,413	7,688
Other	5,000	17,663	12,413
Less: Proceeds from sale	(2,050)	(2,303)	(3,483)

Total	$105,480	$209,053	$183,043

Our capital expenditure requirements are generally based upon the expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. Our capital expenditures for land and structures in 2010 were lower than 2009 and 2008, as we had sufficient capacity in our service center network at the beginning of the year due to the decline in tonnage during 2009. As a result, we opened fewer new facilities during 2010 and expansion projects for existing service centers were smaller in scale than in previous years. Due to our current volume trends, however, we anticipate our capital expenditures for land and structures will be significantly higher in 2011 than 2010 to help ensure our service center network is not a limiting factor to our long-term growth. In addition, we anticipate a significant increase in our capital expenditures for tractors and trailers in 2011, as our purchases for the past three years were primarily limited to replacing a portion of the equipment being retired through the normal replacement cycle.

We currently project capital expenditures, net of anticipated proceeds from dispositions, to be approximately $265 million to $300 million for the year ending December 31, 2011. Of our capital expenditures, approximately $120 million to $140 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $130 million to $140 million is allocated for the purchase of tractors and trailers; and approximately $15 million to $20 million is allocated for investments in technology. We expect to fund these capital expenditures through cash flows from operations, the remaining proceeds from the $95.0 million of privately-placed senior notes issued in January 2011, the use of our senior unsecured revolving credit facility and proceeds from the ATM Agreement, if any. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

Financing Agreements

We have a $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement that matures on August 10, 2011 (the “Credit Agreement”), with Wells Fargo, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders, which also include: Bank of America, N.A.; Branch Banking And Trust Company; SunTrust Bank; U.S. Bank, National Association; and High Point Bank and Trust Company. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (i) the higher of Wells Fargo’s prime rate or the federal funds rate plus 0.5% per annum; (ii) LIBOR (one, two, three or six months) plus an applicable margin (“Adjusted LIBOR Rate”); or (iii) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2010 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

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

	December 31,
(In thousands)	2010	2009
Facility limit	$225,000	$225,000
Line of credit borrowings	(66,230)	(65,047)
Outstanding letters of credit	(49,605)	(50,260)

Total borrowing capacity	$109,165	$109,693

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit Agreement in 2010. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

We have two unsecured senior note agreements with an aggregate amount outstanding of $203.6 million at December 31, 2010. These notes call for periodic principal payments with maturities in 2015 and 2016, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed at 4.68% and 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.54% at December 31, 2010 and 2009.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $10.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2010 or 2009, and we have no plans to declare or pay a dividend in 2011.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2010, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Recent Developments

At December 31, 2010, the outstanding balance on our Credit Agreement of $66.2 million is reported as a long-term liability despite the facility’s maturity within one year of our balance sheet date, as we utilized a portion of the $95.0 million of proceeds obtained from the privately-placed senior notes to refinance the outstanding balance on the Credit Agreement. We have initiated discussions regarding the renewal and extension of our Credit Agreement with Wells Fargo, the administrative agent for the lenders, as well as other lenders in our bank group. We intend and believe we have the ability to extend the current Credit Agreement with adjustments to our interest rates and fees to current market rates. We plan to finalize a new agreement in the second quarter of 2011. If we are unable to do so, we believe our remaining sources of liquidity will be sufficient to meet our expected liquidity needs for the foreseeable future.

As discussed above, we entered into a Note Purchase Agreement on January 3, 2011 pursuant to which we issued $95.0 million of privately-placed senior notes. In addition and as discussed above, we entered into the ATM Agreement on February 2, 2011 that allows us to issue and sell from time to time shares of our common stock having an aggregate offering price of up to $100.0 million.

Common Stock Split

On July 30, 2010, our Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on August 9, 2010. On August 23, 2010, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of the common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively to reflect this stock split.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010:

	Payments due by period
Contractual obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)

Long-term debt obligations, exclusive of interest	$269,802	$35,715	$71,428	$71,428	$91,231
Capital lease obligations, exclusive of interest	1,415	1,415	0	0	0
Operating lease obligations	63,166	15,672	19,406	8,340	19,748
Purchase obligations	50,156	50,156	0	0	0

Total	$384,539	$102,958	$90,834	$79,768	$110,979

(1)

Contractual obligations include long-term debt consisting of senior notes totaling $203.6 million and $66.2 million outstanding on our revolving credit facility; capital lease obligations for computer equipment; operating leases consisting primarily of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2011. For the purpose of this table, the balance on our revolving credit facility is included in the “More than 5 years” category because we refinanced that balance with proceeds obtained from the issuance of privately-placed senior notes on January 3, 2011. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 to the Financial Statements included in Item 8 of this report.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment but the results of these changes had less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations and net income in 2010 increased by approximately $12.7 million and $7.7 million, respectively, or $0.14 per diluted share.

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

Inflation

Most of our expenses are affected by inflation, which typically results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we generally include a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of diesel fuel above a base price and increases as diesel fuel prices escalate over the base, which is generally indexed to the DOE’s published fuel prices that reset each week. Volatility in the price of diesel fuel, independent of inflation, has impacted our business, as described in this report. However, we do not believe inflation has had a material effect on our results of operations for each of the past three years.

Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell (who passed away on December 30, 2010) are related to one another and served in various executive management positions and/or on our Board of Directors during 2010. We have entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is owned by an Earl E. Congdon Revocable Trust; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families. Leasing is primarily engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement, however, would not have a material adverse impact on our financial results.

For the year ended December 31, 2008, we charged Leasing $11,000 for vehicle repair, maintenance and other services we provided to Leasing at cost plus a negotiated markup. For the years ended December 31, 2010 and 2009, we did not provide such services to Leasing. We also charged Leasing $17,000, $12,000 and $12,000 for the rental of a service center facility in 2010, 2009 and 2008, respectively. In 2008, we sold Leasing equipment at its fair market value of $33,000.

We purchased $242,000, $231,000 and $260,000 of maintenance and other services from Leasing in 2010, 2009 and 2008, respectively. We believe that the prices we pay for such services are lower than those that would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $86,000, $114,000 and $257,000 for leased equipment in 2010, 2009 and 2008, respectively. These lease payments were for long-term leases that expired in January 2011 for tractors available for use in our linehaul operations. We received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $6.3 million and $2.5 million at December 31, 2010 and 2009, respectively, and is included on our Balance Sheets under the caption “Other assets.” At December 31, 2010, these policies provided for an aggregate of $8.5 million in net death benefits due to the Company, of which we have endorsed $2.0 million to Mr. Congdon’s children.

Audit Committee Approval

The Audit Committee of our Board of Directors reviewed and approved all of the related person transactions described above in accordance with our Related Person Transactions Policy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations and cash flows due to adverse changes in financial market prices and rates.

We are exposed to interest rate risk directly related to loans under our Credit Agreement, which have variable interest rates. The average principal balance and the effective annual interest rate under the revolving credit agreement for 2010 were $71.2 million and 1.83%, respectively. A 100 basis point increase in the average interest rate on this agreement would have a $0.7 million impact on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2010, the cash value for variable life insurance contracts was $15.4 million of the total $25.8 million of cash values for all life insurance contracts included on our Balance Sheets in “Other assets.” Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $1.5 million impact on our operating income.

We are exposed to market risk for shares of stock awarded under the Old Dominion Freight Line, Inc. Phantom Stock Plan and the Old Dominion Freight Line, Inc. Director Phantom Stock Plan. The liability for the unsettled phantom shares outstanding is remeasured at the end of each reporting period based on the closing price of our common stock at that date. At December 31, 2010, the total liability for shares related to the Old Dominion Freight Line, Inc. Phantom Stock Plan and the Old Dominion Freight Line, Inc. Director Phantom Stock Plan totaled $7.2 million. A 10% change in the price of our common stock at December 31, 2010 would have had a $0.6 million impact on our operating income in 2010.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to that risk primarily through the application of fuel surcharges.

For further discussion related to these risks, see Note 2 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,450	$4,171
Customer receivables, less allowances of $8,475 and $11,444, respectively	172,989	136,822
Other receivables	7,711	4,096
Prepaid expenses	17,766	12,842
Deferred income taxes	18,666	16,244

Total current assets	222,582	174,175

Property and equipment:
Revenue equipment	701,648	668,427
Land and structures	667,917	619,477
Other fixed assets	170,533	156,687
Leasehold improvements	4,421	4,137

Total property and equipment	1,544,519	1,448,728
Less: Accumulated depreciation	(580,303)	(509,233)

Net property and equipment	964,216	939,495

Goodwill	19,463	19,463
Other assets	33,620	26,145

Total assets	$1,239,881	$1,159,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,221	$28,140
Compensation and benefits	51,355	37,256
Claims and insurance accruals	33,927	30,689
Other accrued liabilities	18,413	15,364
Current maturities of long-term debt	37,130	36,676

Total current liabilities	170,046	148,125

Long-term debt	234,087	268,856
Other non-current liabilities	76,331	68,575
Deferred income taxes	90,768	80,722

Total long-term liabilities	401,186	418,153

Commitments and contingent liabilities	0	0

Total liabilities	571,232	566,278

Shareholders’ equity
Common stock - $0.10 par value, 70,000,000 shares authorized, 55,926,945 and 55,927,013 shares outstanding at December 31, 2010 and 2009, respectively	5,593	5,593
Capital in excess of par value	89,026	89,028
Retained earnings	574,030	498,379

Total shareholders’ equity	668,649	593,000

Total liabilities and shareholders’ equity	$1,239,881	$1,159,278

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2010	2009	2008

Revenue from operations	$1,480,998	$1,245,005	$1,537,724

Operating expenses:
Salaries, wages and benefits	808,819	718,744	804,636
Operating supplies and expenses	244,291	181,329	305,158
General supplies and expenses	41,580	35,013	43,560
Operating taxes and licenses	55,420	50,175	52,648
Insurance and claims	25,329	23,095	34,859
Communications and utilities	15,218	14,614	15,345
Depreciation and amortization	80,362	94,784	87,083
Purchased transportation	50,489	33,786	43,035
Building and office equipment rents	15,244	14,900	15,670
Miscellaneous expenses, net	6,507	8,174	6,660

Total operating expenses	1,343,259	1,174,614	1,408,654

Operating income	137,739	70,391	129,070

Non-operating expense (income):
Interest expense	12,613	13,041	14,008
Interest income	(148)	(43)	(996)
Other expense, net	848	228	3,392

Total non-operating expense	13,313	13,226	16,404

Income before income taxes	124,426	57,165	112,666
Provision for income taxes	48,775	22,294	43,989

Net income	$75,651	$34,871	$68,677

Earnings per share:
Basic	$1.35	$0.62	$1.23
Diluted	$1.35	$0.62	$1.23

Weighted average shares outstanding:
Basic	55,926,988	55,927,013	55,927,013
Diluted	55,926,988	55,927,013	55,927,013

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital in excess of par value	Retained earnings	Total
(In thousands)	Shares	Amount
Balance as of December 31, 2007	55,927	$5,593	$89,028	$394,831	$489,452
Net income	0	0	0	68,677	68,677

Balance as of December 31, 2008	55,927	$5,593	$89,028	$463,508	$558,129
Net income	0	0	0	34,871	34,871

Balance as of December 31, 2009	55,927	$5,593	$89,028	$498,379	$593,000
Net income	0	0	0	75,651	75,651
Purchase of fractional shares	0	0	(2)	0	(2)

Balance as of December 31, 2010	55,927	$5,593	$89,026	$574,030	$668,649

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$75,651	$34,871	$68,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,362	94,784	87,113
Loss (gain) on sale of property and equipment	758	173	(2,141)
Deferred income taxes	7,624	10,778	5,352
Changes in assets and liabilities, net of acquisition effects:
Customer and other receivables, net	(36,169)	2,806	12,305
Prepaid expenses and other assets	(12,760)	(4,713)	591
Accounts payable	(4,247)	(7,531)	7,658
Compensation, benefits and other accrued liabilities	22,476	(10,746)	6,104
Claims and insurance accruals	3,831	3,274	8,484
Income taxes, net	(3,613)	2,812	(680)
Other liabilities	7,163	4,208	3,043

Net cash provided by operating activities	141,076	130,716	196,506

Cash flows from investing activities:
Purchase of property and equipment	(106,347)	(210,888)	(181,499)
Proceeds from sale of property and equipment	2,050	2,303	3,483
Purchase of short-term investment securities	0	0	(42,391)
Proceeds from sale of short-term investment securities	0	4,861	61,875
Acquisition of business assets	0	0	(7,267)

Net cash used in investing activities	(104,297)	(203,724)	(165,799)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(36,681)	(11,972)	(12,931)
Net proceeds on revolving line of credit	1,183	65,047	0
Other financing activities, net	(2)	0	0

Net cash (used in) provided by financing activities	(35,500)	53,075	(12,931)

Increase (decrease) in cash and cash equivalents	1,279	(19,933)	17,776
Cash and cash equivalents at beginning of year	4,171	24,104	6,328

Cash and cash equivalents at end of year	$5,450	$4,171	$24,104

Income taxes paid	$44,893	$9,027	$39,660
Interest paid	$13,561	$14,708	$14,921
Capitalized interest	$682	$1,654	$955

Supplemental disclosure of noncash investing and financing activities:

Acquisition of property and equipment by capital lease	$1,183	$468	$1,166

Fair value of property exchanged	$544	$1,277	$7,823

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

Old Dominion is a leading, less-than-truckload (“LTL”), non-union motor carrier providing regional, inter-regional and national LTL service and value-added logistics services. In addition to our core LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of customer receivables. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. We are also exposed to credit risk associated with Company-owned life insurance contracts on certain employees. We utilize a third-party to manage these assets and minimize our exposure to fluctuations in equity markets related to these variable life insurance contracts.

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

Depreciation expense, which includes the amortization of capital leases, was $79.4 million, $93.9 million and $86.2 million for 2010, 2009 and 2008, respectively.

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations and net income in 2010 increased by approximately $12.7 million and $7.7 million, respectively, or $0.14 per diluted share.

Goodwill and Other Intangible Assets

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill and other intangible assets. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review our goodwill balance annually for impairment, unless circumstances dictate more frequent assessments. The initial step in testing for goodwill impairment is to compare the fair value of our one reporting unit with its book value. To the

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

extent the fair value is less than book value, which would indicate the possibility of impairment of goodwill, a second test is required to determine the amount of impairment. We completed the required annual analysis of our goodwill on our annual measurement date of October 1, 2010, and determined that there was no impairment of goodwill. There has been no historical impairment of our goodwill balance, nor has there been a change in the carrying amount of our goodwill as of December 31, 2010.

Other intangible assets include the value of acquired customer lists and related non-compete agreements and are amortized on a straight-line basis over their estimated useful lives, none of which exceeds ten years. The gross carrying amount of our other intangible assets totaled $8.1 million as of December 31, 2010 and 2009. Accumulated amortization for these assets was $3.8 million and $2.9 million as of December 31, 2010 and 2009, respectively. The net carrying amounts of our other intangible assets are included in “Other assets” on our Balance Sheets. Amortization expense was $0.9 million for 2010, 2009 and 2008. Annual amortization expense for the next five years for these intangible assets is estimated to be:

(In thousands)
2011	$915
2012	$908
2013	$712
2014	$695
2015	$495

Long-Lived Assets

We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

We are currently self-insured for bodily injury and property damage (“BIPD”) claims up to $2.75 million per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1.0 million per occurrence, through either self-insurance or insurance deductibles. We are self-insured for group health claims up to $375,000 per occurrence plus an aggregate $200,000 over this retention level. Our long-term disability claims are self-insured to a maximum of $3,000 per month for each of our non-salaried employees. Effective April 2, 2010, salaried employees were offered an elective long-term disability plan and, as a result, the Company has no liability for new claims occurring subsequent to this date for its salaried employees.

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

We reserved $79.3 million and $75.5 million at December 31, 2010 and 2009, respectively, for self-insured claims and insurance reserves. The long-term portions of those reserves were $45.4 million and $44.8 million for 2010 and 2009, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $6.3 million, $4.1 million and $4.6 million for 2010, 2009 and 2008, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Fair Values of Financial Instruments

At December 31, 2010 and 2009, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $25.8 million and $17.9 million at December 31, 2010 and 2009, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $212.3 million and $238.6 million at December 31, 2010 and 2009, respectively. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issues of private debt.

Earnings Per Share

Earnings per common share is computed using the weighted-average number of common shares outstanding during the period.

Common Stock Split

On July 30, 2010, our Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on August 9, 2010. On August 23, 2010, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of the common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively to reflect this stock split.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2010	2009
Senior notes	$203,572	$239,286
Revolving credit facility	66,230	65,047
Capitalized lease obligations	1,415	1,199

Total long-term debt	271,217	305,532
Less: Current maturities	(37,130)	(36,676)

Total maturities due after one year	$234,087	$268,856

We have two outstanding unsecured senior note agreements with an aggregate amount outstanding of $203.6 million at December 31, 2010. These notes call for periodic principal payments with maturities in 2015 and 2016, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed at 4.68% and 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.54% at December 31, 2010 and 2009.

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (i) the higher of Wells Fargo’s prime rate or the

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

federal funds rate plus 0.5% per annum; (ii) LIBOR (one, two, three or six months) plus an applicable margin (“Adjusted LIBOR Rate”); or (iii) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement in 2010 was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. The outstanding balance of borrowings on the line of credit facility was $66.2 million and $65.0 million at December 31, 2010 and 2009, respectively. There were $49.6 million and $50.3 million of outstanding letters of credit at December 31, 2010 and 2009, respectively.

At December 31, 2010, the outstanding balance of borrowings on the line of credit facility of $66.2 million is reported as a long-term liability despite the facility’s maturity within one year of our balance sheet date, as we utilized a portion of the $95.0 million of proceeds obtained from privately-placed senior notes issued on January 3, 2011 to refinance the outstanding balance on the Credit Agreement. For further discussion related to these senior notes, see Note 10 to the Financial Statements.

Commitment fees ranging from 0.1% to 0.225% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.125% and 0.625%, respectively, for the Credit Agreement in 2010. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $10.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2010 or 2009, and we have no plans to declare or pay a dividend in 2011.

Capitalized lease obligations are collateralized by property and equipment with a book value of $1.2 million at December 31, 2010.

As of December 31, 2010, aggregate maturities of long-term debt are as follows:

(In thousands)
2011	$37,130
2012	35,714
2013	35,714
2014	35,714
2015	35,714
Thereafter	91,231	(1)

	$271,217

(1)	Amount includes $66.2 million borrowing on our revolving credit facility, which is scheduled to mature in August 2011, that was refinanced as discussed above in this Note 2.

Note 3. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 81 of our 213 service center locations at December 31, 2010.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Certain operating leases provide for renewal options. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

Assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2010	2009
Information systems	$3,587	$2,497
Less: Accumulated amortization	(2,360)	(1,399)

	$1,227	$1,098

Future minimum annual lease payments as of December 31, 2010 are as follows:

	Capital	Operating
(In thousands)	Leases	Leases	Total
2011	$1,440	$15,672	$17,112
2012	—	12,085	12,085
2013	—	7,321	7,321
2014	—	4,585	4,585
2015	—	3,755	3,755
Thereafter	—	19,748	19,748

Total minimum lease payments	1,440	$63,166	$64,606

Less: Amount representing interest	(25)

Present value of capitalized lease obligations	$1,415

Aggregate expense under operating leases was $21.0 million, $20.5 million and $22.1 million for 2010, 2009 and 2008, respectively.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
(In thousands)	2010	2009	2008
Current:
Federal	$34,255	$7,910	$32,200
State	6,896	3,605	6,437

	41,151	11,515	38,637

Deferred:
Federal	6,695	9,752	4,860
State	929	1,027	492

	7,624	10,779	5,352

Total provision for income taxes	$48,775	$22,294	$43,989

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following is a reconciliation of the U.S. statutory federal income tax rates with our effective income tax rates for 2010, 2009 and 2008:

	Year ended December 31,
(In thousands)	2010	2009	2008
Tax provision at statutory rate on income before income taxes	$43,549	$20,008	$39,433
State income taxes, net of federal benefit	5,002	2,359	4,609
Meals and entertainment disallowance	616	521	786
Tax credits	(744)	(783)	(934)
Other, net	352	189	95

Total provision for income taxes	$48,775	$22,294	$43,989

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Claims and insurance reserves	$30,823	$29,449
Allowance for doubtful accounts	2,642	4,030
Accrued vacation	8,332	7,915
Deferred compensation	12,204	10,679
Other	6,652	2,389

Total deferred tax assets	60,653	54,462

Deferred tax liabilities:
Depreciation	(122,950)	(110,401)
Unrecognized revenue	(6,084)	(4,181)
Employee benefits	(2,544)	(3,066)
Other	(1,177)	(1,292)

Total deferred tax liabilities	(132,755)	(118,940)

Net deferred tax liability	$(72,102)	$(64,478)

Our net deferred tax liability consists of the following:

	December 31,
(In thousands)	2010	2009
Current deferred tax asset	$18,666	$16,244
Noncurrent deferred tax liability	(90,768)	(80,722)

Net deferred tax liability	$(72,102)	$(64,478)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2007 through 2010. We remain open to examination by state tax jurisdictions for tax years 2006 through 2010.

Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months. Interest and penalties related to uncertain income tax positions, which are immaterial, are recorded in our Provision for Income Taxes on our Statement of Operations.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 5. Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon, John R. Congdon, Jr. and John B. Yowell (who passed away on December 30, 2010) are related to one another and served in various executive management positions and/or on our Board of Directors during 2010. We have entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon, David S. Congdon and John B. Yowell, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is owned by an Earl E. Congdon Revocable Trust; the John R. Congdon Revocable Trust; and members of Earl E. Congdon’s and John R. Congdon’s families. Leasing is primarily engaged in the business of purchasing and leasing tractors, trailers and other vehicles. John R. Congdon is Chairman of the Board of Leasing, and Earl E. Congdon is Vice Chairman of the Board of Leasing. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

For the year ended December 31, 2008, we charged Leasing $11,000 for vehicle repair, maintenance and other services we provided to Leasing at cost plus a negotiated markup. For the years ended December 31, 2010 and 2009, we did not provide such services to Leasing. We also charged Leasing $17,000, $12,000 and $12,000 for the rental of a service center facility in 2010, 2009 and 2008, respectively. In 2008, we sold Leasing equipment at its fair market value of $33,000.

We purchased $242,000, $231,000 and $260,000 of maintenance and other services from Leasing in 2010, 2009 and 2008, respectively. We believe that the prices we pay for such services are lower than would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $86,000, $114,000 and $257,000 for leased equipment in 2010, 2009 and 2008, respectively. These lease payments were for long-term leases that expired in January 2011 for tractors available for use in our linehaul operations. We received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $6.3 million and $2.5 million at December 31, 2010 and 2009, respectively, and is included on our Balance Sheets under the caption “Other assets.” At December 31, 2010, these policies provided for an aggregate of $8.5 million in net death benefits due to the Company, of which we have endorsed $2.0 million to Mr. Congdon’s children.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2010, 2009 and 2008 were $7.6 million, $4.8 million and $6.9 million, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded and the Company does not make a matching contribution to this plan. Although the plan is not funded, each participant is allowed to select one or more investments from the available options. Participant accounts are adjusted at the end of each fiscal quarter to reflect the performance of the selected investment options in which the participants’ accounts are deemed invested. The amounts owed to the participants totaled $22.3 million and $18.2 million at December 31, 2010 and 2009, respectively, and are included in “Other non-current liabilities” on our Balance Sheets.

Note 7. Share-Based Compensation

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended as of January 1, 2009 and May 18, 2009 (the “Phantom Stock Plan”). Each share of phantom stock awarded to eligible employees under the Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) disability. No shares of common stock will be issued pursuant to the Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. The cash payments are paid over a two-year period following the settlement date. The maximum number of shares of phantom stock available for awards under the Phantom Stock Plan is 562,500, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting and subsequent grants have been awarded annually thereafter.

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

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan (the “Director Phantom Stock Plan” and together with the Phantom Stock Plan, the “Phantom Plans”). Under the Director Phantom Stock Plan, each non-employee eligible director shall be granted an annual award of phantom shares equal to $30,000 on the valuation date. Each participant is entitled to an amount equal to the fair market value of a share of our common stock on the settlement date. No shares of common stock will be issued pursuant to the Director Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of service as a director. The cash payments are paid over a two-year period following the settlement date. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and subsequent grants have been awarded annually thereafter.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the number of outstanding phantom stock shares during the year ended December 31, 2010 for the Phantom Plans is provided below. Of these awards, 124,994 and 63,234 phantom shares were vested at December 31, 2010 and 2009.

	Phantom Stock Plan	Director Phantom Stock Plan
Balance of shares outstanding at December 31, 2009	218,406	17,634
Granted	65,972	7,605
Settled	(30,576)	0

Balance of shares outstanding at December 31, 2010	253,802	25,239

Shares awarded under the Phantom Plans are accounted for as a liability under The Financial Accounting Standards Board Accounting Standards Codification™ (“FASC”) 718, Compensation – Stock Compensation and are recorded in “Other non-current liabilities” on our Balance Sheets. FASC 718 requires changes in the fair value of our liability for the Phantom Plans to be recognized as compensation cost over the requisite service period for the percentage of requisite service rendered each period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period based on the closing price of our common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $7.2 million and $2.8 million at December 31, 2010 and 2009, respectively. We recognized compensation costs related to the Phantom Plans of $4.4 million, $1.3 million and $0.9 million for 2010, 2009 and 2008, respectively. Unrecognized compensation cost related to all unvested shares as of December 31, 2010 was $2.7 million based on the price of our common stock on that date.

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

On December 30, 2010, John B. Yowell, who had served as our Executive Vice President and Chief Operating Officer, passed away. The Company was the beneficiary on two life insurance policies insuring the life of Mr. Yowell for which death benefits totaled $2.4 million at December 31, 2010. This amount was in excess of the policies’ cash surrender value by $1.6 million at December 31, 2010. The resulting gain will be recognized in the Statement of Operations in the period the proceeds are received.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 9. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2010 and 2009 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2010
Revenue	$317,795	$368,250	$395,981	$398,972	$1,480,998
Operating income	16,375	40,011	43,384	37,969	137,739
Net income	7,701	21,513	24,381	22,056	75,651
Net income per share:
Basic and diluted	0.14	0.38	0.44	0.39	1.35

2009
Revenue	$295,143	$316,175	$322,763	$310,924	$1,245,005
Operating income	10,061	21,454	19,955	18,921	70,391
Net income	3,973	10,722	10,495	9,681	34,871
Net income per share:
Basic and diluted	0.07	0.19	0.19	0.17	0.62

Note 10. Subsequent Events

Management evaluated all subsequent events and transactions and concluded that the following subsequent events or transactions have occurred that require recognition or disclosure in the Company’s financial statements.

On January 3, 2011, we issued $50.0 million of privately-placed Senior Notes, Tranche A (the “Tranche A Notes”) and $45.0 million of privately-placed Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”) pursuant to the terms of a Note Purchase Agreement by and among the Company and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011. The Notes are unsecured and rank pari passu in right of repayment with the Company’s other senior unsecured indebtedness. The Tranche A Notes mature on January 3, 2018. The Company will pay interest on the unpaid balance of the Tranche A Notes at the rate of 4.00% per annum from the date of issuance. The Tranche B Notes mature on January 3, 2021. The Company will pay interest on the unpaid balance of the Tranche B Notes at the rate of 4.79% per annum from the date of issuance. The Company has used a portion of the proceeds of the sale of the Notes to refinance existing indebtedness, including paying down the outstanding balance on the Credit Agreement, and expects to use the remaining proceeds for planned capital expenditures and general corporate purposes.

On February 2, 2011, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Stiefel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we may issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock, par value $0.10 per share, having an aggregate offering price of up to $100.0 million (the “Offering”). The Offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-162709), filed by the Company on October 28, 2009 with the SEC, and a prospectus supplement, filed by the Company on February 2, 2011 with the SEC. Sales of the Company’s common stock in the Offering, if any, will be made by means of ordinary brokers’ transactions on Nasdaq, in privately negotiated transactions, or otherwise at market prices prevailing at the time of sale at prices relating to prevailing market prices or at negotiated prices as agreed by Stifel Nicolaus Weisel and the Company. The Company has no obligation to sell any shares of its common stock in the Offering and may at any time terminate the Offering and ATM Agreement. As of the date of this Annual Report on Form 10-K, the Company has not sold any shares in the Offering.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina

February 28, 2011

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

b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2010, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina

February 28, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2011 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Code of Business Conduct,” and the information therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2011 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2011 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2011 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2011 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2010 and December 31, 2009

Statements of Operations – Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Statements of Cash Flows – Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)
	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
2008	$10,422	$3,289	$3,711	$10,000
2009	$10,000	$4,493	$4,294	$10,199
2010	$10,199	$545	$3,944	$6,800

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

OLD DOMINION FREIGHT LINE, INC.

Dated: February 28, 2011	By:	/s/ DAVID S. CONGDON
David S. Congdon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the	February 28, 2011
Earl E. Congdon	Board of Directors

/s/ DAVID S. CONGDON	Director, President and	February 28, 2011
David S. Congdon	Chief Executive Officer

/s/ JOHN R. CONGDON	Vice Chairman of the Board	February 28, 2011
John R. Congdon	and Senior Vice President

/s/ J. PAUL BREITBACH	Director	February 28, 2011
J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	February 28, 2011
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 28, 2011
Robert G. Culp, III

/s/ JOHN D. KASARDA	Director	February 28, 2011
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 28, 2011
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 28, 2011
D. Michael Wray

/s/ J. WES FRYE	Senior Vice President - Finance	February 28, 2011
J. Wes Frye	(Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President – Controller	February 28, 2011
John P. Booker III	(Principal Accounting Officer)

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2010

Exhibit No.	Description

3.1.1(c)	Amended and Restated Articles of Incorporation (as amended July 30, 2004)

3.2(l)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.6.10(d)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005

4.8(e)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8.1(h)	First Amendment to the Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated April 21, 2006.

4.9(h)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006.

4.10(i)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006

10.17.1(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2004

10.17.2(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2004

10.17.3(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2004

10.17.4(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2004

10.17.6(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008

10.17.7(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008

10.17.8(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008

10.17.9(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John B. Yowell, effective as of June 1, 2008

10.17.10(o)*	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon

10.17.11(o)*	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and John R. Congdon

Exhibit No.	Description

10.18.3(k)*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan

10.18.4(k)*	Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement

10.18.5(m)*	Non-Executive Director Compensation Structure, effective January 1, 2008

10.19.1(f)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2(f)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

10.19.3(g)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.19.4(m)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009

10.19.5(m)*	Old Dominion Freight Line, Inc. Change in Control Severance Plan for Key Executives, effective as of January 1, 2009

10.19.6(n)*	Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009

10.20.1(o)*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., as amended, effective January 1, 2010

10.20.2(g)*	Form of Annual Salary and Bonus Deduction Agreement

10.21(j)*	Old Dominion Freight Line, Inc. Performance Incentive Plan

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2010 and December 31, 2009, (ii) the Statements of Operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, (iv) the Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, and (v) the Notes to the Financial Statements, tagged as blocks of text

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended (SEC File: 33-42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 10, 2004

(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 28, 2005
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 3, 2008
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 21, 2009
(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009
(n)	Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009
(o)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009
(p)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 28, 2010
*	Denotes an executive compensation plan or agreement
**	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.