Form 10-Q
period 2011-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2011-05-09
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2011 there were 57,443,324 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION Item 1. Financial Statements OLD DOMINION FREIGHT LINE, INC. CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)	March 31, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$88,143	$5,450
Customer receivables, less allowances of $9,433 and $8,475, respectively	196,694	172,989
Other receivables	1,907	7,711
Prepaid expenses	21,966	17,766
Deferred income taxes	21,627	18,666

Total current assets	330,337	222,582

Property and equipment:
Revenue equipment	729,271	701,648
Land and structures	676,862	667,917
Other fixed assets	179,909	170,533
Leasehold improvements	4,455	4,421

Total property and equipment	1,590,497	1,544,519

Accumulated depreciation	(589,923)	(580,303)

Net property and equipment	1,000,574	964,216

Goodwill	19,463	19,463
Other assets	33,528	33,620

Total assets	$1,383,902	$1,239,881

Note: The Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share and per share data)	March 31, 2011 (Unaudited)	December 31, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,929	$29,221
Compensation and benefits	71,121	51,355
Claims and insurance accruals	34,335	33,927
Other accrued liabilities	20,459	18,413
Income taxes payable	15,421	0
Current maturities of long-term debt	36,773	37,130

Total current liabilities	227,038	170,046

Long-term liabilities:
Long-term debt	252,143	234,087
Other non-current liabilities	77,016	76,331
Deferred income taxes	89,083	90,768

Total long-term liabilities	418,242	401,186

Commitments and contingent liabilities	0	0

Total liabilities	645,280	571,232

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 57,443,324 shares outstanding at March 31, 2011 and 55,926,945 outstanding at December 31, 2010	5,744	5,593
Capital in excess of par value	137,275	89,026
Retained earnings	595,603	574,030

Total shareholders’ equity	738,622	668,649

Total liabilities and shareholders’ equity	$1,383,902	$1,239,881

Note: The Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2011	2010

Revenue from operations	$422,679	$317,795

Operating expenses:
Salaries, wages and benefits	221,498	180,801
Operating supplies and expenses	82,633	52,680
General supplies and expenses	11,566	9,572
Operating taxes and licenses	15,529	13,003
Insurance and claims	7,192	5,425
Communications and utilities	4,550	3,775
Depreciation and amortization	21,121	21,551
Purchased transportation	14,290	9,224
Building and office equipment rents	3,387	3,875
Miscellaneous expenses, net	2,992	1,514

Total operating expenses	384,758	301,420

Operating income	37,921	16,375

Non-operating expense (income):
Interest expense	3,876	3,518
Interest income	(19)	(52)
Other (income) expense, net	(1,418)	73

Total non-operating expense	2,439	3,539

Income before income taxes	35,482	12,836

Provision for income taxes	13,909	5,135

Net income	$21,573	$7,701

Earnings per share:
Basic	$0.38	$0.14
Diluted	$0.38	$0.14

Weighted average shares outstanding:
Basic	56,255,970	55,927,013
Diluted	56,255,970	55,927,013

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$21,573	$7,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,121	21,551
Loss (gain) on sale of property and equipment	517	(171)
Deferred income taxes	(4,646)	(5,023)
Changes in assets and liabilities, net	35,242	10,984

Net cash provided by operating activities	73,807	35,042

Cash flows from investing activities:
Purchase of property and equipment	(58,450)	(27,453)
Proceeds from sale of property and equipment	1,237	354
Other investing activities, net	0	(6,450)

Net cash used in investing activities	(57,213)	(33,549)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	95,000	0
Principal payments under long-term debt agreements	(11,071)	(11,148)
Net (payments) proceeds from revolving line of credit	(66,230)	14,953
Proceeds from stock issuance, net of issuance costs	48,400	0

Net cash provided by financing activities	66,099	3,805

Increase in cash and cash equivalents	82,693	5,298
Cash and cash equivalents at beginning of period	5,450	4,171

Cash and cash equivalents at end of period	$88,143	$9,469

Supplemental disclosure of noncash investing activities:
Fair value of property exchanged	$0	$1,191

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended March 31, 2011 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2011.

The condensed financial statements should be read in conjunction with the financial statements and related footnotes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2010. For comparability, certain reclassifications were made to conform prior-period financial statements to the current presentation.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Fair Values of Financial Instruments

At March 31, 2011 and December 31, 2010, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $26.3 million and $25.8 million at March 31, 2011 and December 31, 2010, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $286.7 million and $212.3 million at March 31, 2011 and December 31, 2010, respectively. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Common Stock Split

On July 30, 2010, our Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on August 9, 2010. On August 23, 2010, these shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of the common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively to reflect this stock split.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Senior notes	$287,857	$203,572
Revolving credit facility	0	66,230
Capitalized lease obligations	1,059	1,415

Total long-term debt	288,916	271,217
Less: Current maturities	(36,773)	(37,130)

Total maturities due after one year	$252,143	$234,087

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $287.9 million at March 31, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.19% and 5.54% at March 31, 2011 and December 31, 2010, respectively.

Included in our senior notes is $95.0 million related to a Note Purchase Agreement by and among the Company and the Purchasers dated as of January 3, 2011. Under this agreement, we issued $50.0 million of privately-placed Senior Notes, Tranche A (the “Tranche A Notes”) and $45.0 million of privately-placed Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”) on January 3, 2011. The Notes are unsecured and rank equally in right of repayment with the Company’s other senior unsecured indebtedness. The Tranche A Notes mature on January 3, 2018. The Company will pay interest on the unpaid balance of the Tranche A Notes at the rate of 4.00% per annum from the date of issuance. The Tranche B Notes mature on January 3, 2021. The Company will pay interest on the unpaid balance of the Tranche B Notes at the rate of 4.79% per annum from the date of issuance. The Company used a portion of the proceeds of the issuance of the Notes to refinance existing indebtedness, including paying down the outstanding balance on the Credit Agreement, and expects to use the remaining proceeds for planned capital expenditures and general corporate purposes.

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo Bank, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wells Fargo’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement during the three months ended March 31, 2011, was 0.625%. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

There was no outstanding balance on the line of credit facility at March 31, 2011. The outstanding balance of borrowings on the line of credit facility was $66.2 million at December 31, 2010. There were $49.6 million of outstanding letters of credit at March 31, 2011 and December 31, 2010.

Note 3. Shareholders’ Equity

The Company entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which it has the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of its common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). Set forth below is information regarding the Company’s ATM program from February 2, 2011 through March 31, 2011.

Period	Aggregate Number of Shares Sold	Aggregate Gross Proceeds	Aggregate Net Proceeds	Average Sales Price Per Share
First quarter 2011	1,516,379	$49,575,000	$48,400,000	$32.69

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Note 5. Subsequent Events

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

Our primary cost elements are direct wages and benefits associated with the movement of freight; operating supplies and expenses, which includes fuel and equipment repairs; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2011	2010

Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.4	56.9
Operating supplies and expenses	19.5	16.5
General supplies and expenses	2.7	3.0
Operating taxes and licenses	3.7	4.1
Insurance and claims	1.7	1.7
Communications and utilities	1.1	1.2
Depreciation and amortization	5.0	6.8
Purchased transportation	3.4	2.9
Building and office equipment rents	0.8	1.2
Miscellaneous expenses, net	0.7	0.5

Total operating expenses	91.0	94.8

Operating income	9.0	5.2

Interest expense, net *	0.9	1.1
Other (income ) expense, net	(0.3)	0

Income before income taxes	8.4	4.1

Provision for income taxes	3.3	1.7

Net income	5.1%	2.4%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011	2010	Change	% Change
Work days	64	63	1	1.6%
Revenue (in thousands)	$422,679	$317,795	$104,884	33.0%
Operating ratio	91.0%	94.8%	(3.8)%	(4.0)%
Net income (in thousands)	$21,573	$7,701	$13,872	180.1%
Diluted earnings per share	$0.38	$0.14	$0.24	171.4%
Total tons (in thousands)	1,499	1,246	253	20.3%
Shipments (in thousands)	1,710	1,414	296	20.9%
Weight per shipment (lbs.)	1,753	1,763	(10)	(0.6)%
Revenue per hundredweight	$14.27	$12.84	$1.43	11.1%
Revenue per shipment	$250.21	$226.37	$23.84	10.5%
Average length of haul (miles)	961	954	7	0.7%

During the first quarter of 2011, we experienced significant tonnage growth and improvement in our pricing, which included an increase in fuel surcharges. The combination of these factors resulted in a 33.0% increase in revenue from the prior-year quarter. The 20.3% increase in our tonnage was the third consecutive quarter in which our tonnage growth exceeded 20% over the prior-year comparative quarter. This growth is attributable to increased market share as well as a general improvement in the U.S. economy. We believe we can continue to gain market share by offering shippers “best-in-class” on-time and claims-free service at fair and equitable prices. In addition, we believe our brand recognition is improving as a result of service-related awards and increased marketing and advertising.

The significant growth in our revenue resulted in improved density within our existing service center network. This increased revenue and improved density, when combined with our focus on productivity and efficient operations, translated into a significant improvement in our operating results. As a result, our operating ratio improved to 91.0% in the first quarter of 2011 from 94.8% in the prior-year quarter and our net income increased $13.9 million, or 180.1%, to $21.6 million in the first quarter of 2011. These results represent the fifth consecutive quarter with improvement in our operating ratio and fourth consecutive quarter with net income growth in excess of 100%, all over the prior-year comparable quarters.

Revenue

Our revenue increased 33.0% to $422.7 million from $317.8 million in the first quarter of 2010, primarily resulting from increases in both tonnage and revenue per hundredweight. Tonnage increased 20.3% for the three months ended March 31, 2011 when compared to the same period of 2010. The increase in tonnage was primarily due to a 20.9% increase in the number of shipments that was partially offset by a 0.6% decrease in weight per shipment.

Revenue per hundredweight increased 11.1% to $14.27 from $12.84 in the first quarter of 2010. This increase primarily reflects an improving pricing environment that allowed us to improve our pricing on contractual accounts and implement a general rate increase on our base rates and minimum charges on certain tariffs in November 2010. The improvement in this metric also reflects the significant increase in fuel surcharges, which are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Fuel surcharge revenue increased to 15.5% of revenue in the first quarter of 2011 from 11.6% in the same period of 2010 due to a significant increase in diesel fuel prices. Excluding fuel surcharges, revenue per hundredweight increased 6.4% from the first quarter of 2010. Our revenue per hundredweight metrics also benefited from a 0.7% increase in our length of haul and a 0.6% decrease in weight per shipment.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $40.7 million or 22.5% from the first quarter of 2010, which compares favorably to our 33.0% increase in revenue. As a result, these costs decreased to 52.4% of revenue for the first quarter of 2011 from 56.9% for the first quarter of 2010. Salaries and wages, excluding benefits, increased $33.4 million due primarily to an 18.3% increase in the total number of full-time employees to support our tonnage growth and the impact of a 2% wage increase provided to our employees in September 2010. Compared to the first quarter of 2010, driver wages improved as a percent of revenue to 20.6% from 22.3% and platform wages improved to 6.2% of revenue from 6.7%.

The increased density within our network allowed us to maintain efficient operations during the first quarter of 2011, although the harsh winter weather negatively impacted certain aspects of our operations. The additional costs to recruit and train new employees to support our growth also negatively impacted our productivity. Despite these factors, our linehaul laden load average increased 0.5% as compared to the first quarter of 2010, and P&D shipments per hour increased 0.6% over the same period. However, we experienced quarter-over-quarter decreases in our P&D stops per hour and platform pounds per hour of 2.0% and 4.9%, respectively.

Our benefit costs increased $7.3 million as compared to the first quarter of 2010 primarily due to the increase in the number of full-time employees that are eligible for our benefits. These costs improved as a percent of salaries and wages, however, to 32.5% in the first quarter of 2011 from 35.1% in the comparable period of 2010 as a result of improved experience in our group health and dental costs.

Operating supplies and expenses increased to 19.5% of revenue for the first quarter of 2011 from 16.5% for the prior-year quarter. The increase is primarily due to a 63.1% increase in our diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. The increase in these costs is due to the combined effect of a 29.1% increase in the average price per gallon of diesel fuel and a 20.4% increase in gallons consumed as compared to the first quarter of 2010. The increase in fuel consumption is attributable to the year-over-year increase in overall miles driven. Our increased fuel consumption also resulted in an increase in our fuel tax expenses and was the principal driver of the $2.5 million increase in “Operating taxes and licenses.” We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

We purchase linehaul transportation and P&D services from other motor carriers and railroads. We also utilize independent contractors for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation increased to 3.4% of revenue from 2.9% for the first quarter of 2010. These costs increased due to certain imbalances of freight flow within our network, which resulted from the significant increase in tonnage and disruptions in freight flows caused by severe weather throughout the quarter.

Miscellaneous expenses, net increased $1.5 million from the first quarter of 2010 primarily due to a $1.1 million increase in our bad debt expense. This increase can be attributed to the significant increase in our accounts receivable for the first quarter of 2011 caused by our revenue growth as compared to the growth of our receivables during the first quarter of 2010.

The change in other (income) expense, net resulted from a $1.6 million gain in the first quarter of 2011 as a result of the receipt of proceeds from two life insurance policies insuring the life of John B. Yowell, who served as our Executive Vice President and Chief Operating Officer until his death on December 30, 2010.

Our effective tax rate was 39.2% for the first quarter of 2011, as compared to 40.0% for the first quarter of 2010. The effective tax rate exceeded the federal statutory rate of 35% primarily due to the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended March 31,
(In thousands)	2011	2010

Cash and cash equivalents at beginning of period	$5,450	$4,171

Cash flows provided by (used in):
Operating activities	73,807	35,042
Investing activities	(57,213)	(33,549)
Financing activities	66,099	3,805

Increase in cash and cash equivalents	82,693	5,298

Cash and cash equivalents at end of period	$88,143	$9,469

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide another source of liquidity, if needed.

On January 3, 2011, we entered into a Note Purchase Agreement pursuant to which we issued $95.0 million of privately-placed senior notes. We entered into this Note Purchase Agreement to fund planned capital expenditures and for general corporate purposes. In addition, we used a portion of the proceeds to refinance existing indebtedness, including paying down the outstanding balance on our senior unsecured revolving credit agreement.

To facilitate our access to the equity market, we filed an automatic shelf registration statement with the Securities and Exchange Commission (the “SEC”) during the fourth quarter of 2009 that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time. Pursuant to this automatic shelf registration, we filed a prospectus supplement and entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we have the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). From February 2, 2011 through March 31, 2011, we issued 1,516,379 shares of common stock at an average sales price of $32.69 per share pursuant to the ATM program for aggregate gross proceeds of $49.6 million and aggregate net proceeds of $48.4 million, after deducting commissions and other transaction costs of $1.2 million. There have been no subsequent issuances pursuant to the ATM program through the date of this Quarterly Report on Form 10-Q. We may not, however, always be able to obtain additional financing through the ATM program on terms acceptable to us.

Capital Expenditures

Our capital expenditure requirements are generally based upon expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. These requirements can vary widely from year to year depending upon our needs for and the availability of property and equipment. We used $58.5 million to purchase property and equipment during the first quarter of 2011.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisition of business assets and capital leases, for the three-month period ended March 31, 2011 and the years ended December 31, 2010, 2009 and 2008:

	YTD March 31, 2011	Year Ended December 31,
(In thousands)		2010	2009	2008
Land and structures	$9,013	$49,867	$120,569	$118,310
Tractors	20,153	35,777	33,072	27,516
Trailers	17,111	5,020	32,639	20,599
Technology	6,412	11,866	7,413	7,688
Other	5,761	5,000	17,663	12,413
Proceeds from sale	(1,237)	(2,050)	(2,303)	(3,483)

Total	$57,213	$105,480	$209,053	$183,043

We currently project aggregate capital expenditures, net of anticipated proceeds from dispositions, to be in a range between $265 million and $300 million for the year ending December 31, 2011. Of our capital expenditures, approximately $120 million to $140 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $130 million to $140 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $15 million to $20 million is allocated for investments in technology. We plan to fund these capital expenditures through the use of existing cash and cash equivalents, cash flows from operations and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements

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

	March 31,	December 31,
(In thousands)	2011	2010
Facility limit	$225,000	$225,000
Line of credit borrowings	—	(66,230)
Outstanding letters of credit	(49,605)	(49,605)

Total borrowing capacity	$175,395	$109,165

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $287.9 million at March 31, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.19% and 5.54% at March 31, 2011 and December 31, 2010, respectively.

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

or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first quarter of 2011, and we have no plans to declare or pay a dividend during the remainder of 2011.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2011, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe our primary sources of liquidity identified above, as well as our additional borrowing capacity and the availability of our ATM program will be sufficient to meet foreseeable seasonal and long-term capital needs. We currently expect to extend or replace the Credit Agreement prior to its expiration in August 2011. If we are unable to do so, however, we believe our other sources of liquidity would allow us to meet our foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as the economy, could cause variation in these trends. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally results in improved operating margins for those periods. We believe seasonal trends will continue to impact our business.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that govern, among other things: the emission and discharge of hazardous materials into the environment; the presence of hazardous materials at our properties or in our vehicles; fuel storage tanks; the transportation of certain materials; and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2011 or fiscal year 2012. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Forward-Looking Information

Forward-looking statements appear in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 under Item 1A, “Risk Factors,” as well as in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and demand, including whether our pricing and resulting revenue are sufficient to cover our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for fuel and other petroleum-based products;

•	the negative impact of any unionization of our employees;

•	new legislation or administrative rules that could facilitate the unionization of our employees;

•	the challenges associated with executing our growth strategy, including the inability to successfully consummate and integrate acquisitions, if any;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements;

•	increases in driver compensation or difficulties attracting and retaining qualified drivers to meet freight demand;

•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health, including increased premiums, adverse loss development, increased self-insured retention levels and claims in excess of coverage levels;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment, particularly in light of regulatory changes impacting the cost of new equipment;

•	decreases in demand for, and the value of, used equipment;

•	the availability and price of diesel fuel;

•

the costs and potential liabilities related to compliance with, or violations of, existing or future governmental laws and regulations, including environmental laws, engine emissions standards, hours-of-service for our drivers and new safety standards for drivers and equipment;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the concentration of our stock ownership with the Congdon family;

•	the impact caused by potential disruptions to our information technology systems;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

We are exposed to interest rate risk directly related to loans under our senior insured revolving credit agreement, which have variable interest rates. On January 3, 2011, however, the Company used a portion of the proceeds from its $95.0 million issuance of senior notes to repay the outstanding borrowings on the senior unsecured revolving credit agreement. Since that time, there have been no additional borrowings under the credit agreement. We have established policies and procedures to manage our exposure to market risk and use major institutions that we believe are creditworthy to minimize credit risk.

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

b) Changes in internal control over financial reporting

We completed the conversion to a new third-party fuel purchasing and reporting system during the first quarter of 2011, which we believe will result in an overall improvement in our internal control over financial reporting. Other than as set forth herein, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

Exhibit No.	Description

10.18.6	Non-Executive Director Compensation Structure, effective January 1, 2011

10.18.7	Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011

4.10.1	Amendment No. 1 to Amended and Restated Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wells Fargo Bank, National Association, as Agent, dated as of December 31, 2010 (incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.11	Note Purchase Agreement by and among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011 (incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

10.22	At-The-Market Equity Offering Sales Agreement, dated February 2, 2011, between Old Dominion Freight Line, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 2, 2011)

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Condensed Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to the Condensed Financial Statements, tagged as blocks of text

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 9, 2011	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE:	May 9, 2011	/s/ John P. Booker, III
John P. Booker, III
Vice President - Controller
(Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.18.6	Non-Executive Director Compensation Structure, effective January 1, 2011

10.18.7	Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011

4.10.1	Amendment No. 1 to Amended and Restated Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wells Fargo Bank, National Association, as Agent, dated as of December 31, 2010 (incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.11	Note Purchase Agreement by and among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011 (incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

10.22	At-The-Market Equity Offering Sales Agreement, dated February 2, 2011, between Old Dominion Freight Line, Inc. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 2, 2011)

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Condensed Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) the Notes to the Condensed Financial Statements, tagged as blocks of text

*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.