Form 10-Q
period 2011-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2011-08-09
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 9, 2011 there were 57,443,324 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$28,664	$5,450
Customer receivables, less allowances of $8,903 and $8,475, respectively	212,535	172,989
Other receivables	10,363	7,711
Prepaid expenses	21,312	17,766
Deferred income taxes	23,262	18,666

Total current assets	296,136	222,582

Property and equipment:
Revenue equipment	758,953	701,648
Land and structures	696,497	667,917
Other fixed assets	192,507	170,533
Leasehold improvements	4,535	4,421

Total property and equipment	1,652,492	1,544,519

Accumulated depreciation	(592,790)	(580,303)

Net property and equipment	1,059,702	964,216

Goodwill	19,463	19,463
Other assets	34,203	33,620

Total assets	$1,409,504	$1,239,881

Note: The Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

(In thousands, except share and per share data)	June 30, 2011 (Unaudited)	December 31, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,157	$29,221
Compensation and benefits	76,934	51,355
Claims and insurance accruals	35,789	33,927
Other accrued liabilities	20,404	18,413
Current maturities of long-term debt	38,099	37,130

Total current liabilities	212,383	170,046

Long-term liabilities:
Long-term debt	227,143	234,087
Other non-current liabilities	81,483	76,331
Deferred income taxes	110,490	90,768

Total long-term liabilities	419,116	401,186

Commitments and contingent liabilities	0	0

Total liabilities	631,499	571,232

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 57,443,324 shares outstanding at June 30, 2011 and 55,926,945 outstanding at December 31, 2010	5,744	5,593
Capital in excess of par value	137,275	89,026
Retained earnings	634,986	574,030

Total shareholders’ equity	778,005	668,649

Total liabilities and shareholders’ equity	$1,409,504	$1,239,881

Note: The Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2011	2010	2011	2010

Revenue from operations	$480,255	$368,250	$902,934	$686,045

Operating expenses:
Salaries, wages and benefits	239,376	196,260	460,874	377,061
Operating supplies and expenses	90,697	59,594	173,330	112,274
General supplies and expenses	13,201	10,443	24,767	20,428
Operating taxes and licenses	15,890	13,708	31,419	26,711
Insurance and claims	7,529	6,209	14,721	11,634
Communications and utilities	4,433	3,668	8,983	7,443
Depreciation and amortization	22,013	19,553	43,134	41,104
Purchased transportation	16,778	12,575	31,068	21,799
Building and office equipment rents	3,500	4,174	6,887	7,636
Miscellaneous expenses, net	2,193	2,055	5,185	3,569

Total operating expenses	415,610	328,239	800,368	629,659

Operating income	64,645	40,011	102,566	56,386

Non-operating expense (income):
Interest expense	3,464	3,181	7,340	6,699
Interest income	(14)	(53)	(33)	(105)
Other expense (income), net	362	1,029	(1,056)	1,102

Total non-operating expense	3,812	4,157	6,251	7,696

Income before income taxes	60,833	35,854	96,315	48,690

Provision for income taxes	21,450	14,341	35,359	19,476

Net income	$39,383	$21,513	$60,956	$29,214

Earnings per share:
Basic	$0.69	$0.38	$1.07	$0.52
Diluted	$0.69	$0.38	$1.07	$0.52

Weighted average shares outstanding:
Basic	57,443,324	55,927,013	56,849,647	55,927,013
Diluted	57,443,324	55,927,013	56,849,647	55,927,013

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$60,956	$29,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,134	41,104
Loss on sale of property and equipment	783	127
Deferred income taxes	15,125	(4,078)
Changes in assets and liabilities, net	(818)	2,813

Net cash provided by operating activities	119,180	69,180

Cash flows from investing activities:
Purchase of property and equipment	(142,445)	(45,625)
Proceeds from sale of property and equipment	4,054	616
Other investing activities, net	0	(6,450)

Net cash used in investing activities	(138,391)	(51,459)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	96,514	0
Principal payments under long-term debt agreements	(36,259)	(36,347)
Net (payments) proceeds from revolving line of credit	(66,230)	19,238
Proceeds from stock issuance, net of issuance costs	48,400	0

Net cash provided by (used in) financing activities	42,425	(17,109)

Increase in cash and cash equivalents	23,214	612
Cash and cash equivalents at beginning of period	5,450	4,171

Cash and cash equivalents at end of period	$28,664	$4,783

Supplemental disclosure of noncash investing activities:
Fair value of property exchanged	$0	$1,191

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended June 30, 2011 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2011.

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

Fair Values of Financial Instruments

At June 30, 2011 and December 31, 2010, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $27.2 million and $25.8 million at June 30, 2011 and December 31, 2010, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $266.3 million and $212.3 million at June 30, 2011 and December 31, 2010, respectively. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Common Stock Split

On July 30, 2010, our Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on August 9, 2010. On August 23, 2010, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales price of the common stock on the record date.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively to reflect this stock split.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Senior notes	$262,857	$203,572
Revolving credit facility	0	66,230
Capitalized lease and other obligations	2,385	1,415

Total long-term debt	265,242	271,217
Less: Current maturities	(38,099)	(37,130)

Total maturities due after one year	$227,143	$234,087

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $262.9 million at June 30, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.13% and 5.54% at June 30, 2011 and December 31, 2010, respectively.

Included in our senior notes is $95.0 million related to a Note Purchase Agreement by and among the Company and the Purchasers, dated as of January 3, 2011. Under this agreement, we issued $50.0 million of privately-placed Senior Notes, Tranche A (the “Tranche A Notes”) and $45.0 million of privately-placed Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”) on January 3, 2011. The Notes are unsecured and rank equally in right of repayment with the Company’s other senior unsecured indebtedness. The Tranche A Notes mature on January 3, 2018. The Company will pay interest on the unpaid balance of the Tranche A Notes at the rate of 4.00% per annum from the date of issuance. The Tranche B Notes mature on January 3, 2021. The Company will pay interest on the unpaid balance of the Tranche B Notes at the rate of 4.79% per annum from the date of issuance. The Company used a portion of the proceeds of the issuance of the Notes to refinance existing indebtedness, including paying down the outstanding balance on its senior unsecured revolving credit facility, and expects to use the remaining proceeds for planned capital expenditures and general corporate purposes.

We have a five-year, $225.0 million senior unsecured revolving credit facility pursuant to the terms of an amended and restated credit agreement dated August 10, 2006 (the “Credit Agreement”), with Wells Fargo Bank, National Association as successor by merger to Wachovia Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $225.0 million line of credit commitments, $150.0 million may be used for letters of credit and $15.0 million may be used for borrowings under Wells Fargo’s sweep program. The sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $15.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the higher of Wells Fargo’s prime rate or the federal funds rate plus 0.5% per annum; (b) LIBOR (one, two, three or six months) plus an applicable margin; or (c) one-month LIBOR plus an applicable margin (“LIBOR Index Rate”). The applicable margin is determined by a pricing grid in the Credit Agreement and ranges from 0.5% to 1.125%. The applicable margin for the Credit Agreement was 0.625% from January 1, 2011 to June 5, 2011 and decreased to 0.5% from June 6, 2011 to June 30, 2011. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

There was no outstanding balance on the line of credit facility at June 30, 2011. The outstanding balance of borrowings on the line of credit facility was $66.2 million at December 31, 2010. There were $50.8 million and $49.6 million of outstanding letters of credit at June 30, 2011 and December 31, 2010, respectively.

We expect to enter into a new five-year, $200.0 million senior unsecured revolving credit facility on August 10, 2011, which will replace our existing Credit Agreement that expires on that same day.

Note 3. Shareholders’ Equity

We entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 pursuant to which we have the ability to issue and sell, from time to time over a 12-month period, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). Set forth below is information regarding our ATM program from February 2, 2011 through June 30, 2011.

Period	Aggregate Number of Shares Sold	Aggregate Gross Proceeds	Aggregate Net Proceeds	Average Sales Price Per Share
First quarter 2011	1,516,379	$49,575,000	$48,400,000	$32.69

There were no shares issued pursuant to the ATM program during the quarter ended June 30, 2011.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight; operating supplies and expenses, which include fuel and equipment repairs; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	49.8	53.3	51.0	54.9
Operating supplies and expenses	18.9	16.2	19.2	16.4
General supplies and expenses	2.7	2.8	2.7	3.0
Operating taxes and licenses	3.3	3.7	3.5	3.9
Insurance and claims	1.6	1.7	1.6	1.7
Communications and utilities	0.9	1.0	1.0	1.1
Depreciation and amortization	4.6	5.3	4.8	6.0
Purchased transportation	3.5	3.4	3.4	3.2
Building and office equipment rents	0.7	1.1	0.8	1.1
Miscellaneous expenses, net	0.5	0.6	0.6	0.5

Total operating expenses	86.5	89.1	88.6	91.8

Operating income	13.5	10.9	11.4	8.2

Interest expense, net *	0.7	0.9	0.8	1.0
Other expense (income), net	0.1	0.3	(0.1)	0.1

Income before income taxes	12.7	9.7	10.7	7.1

Provision for income taxes	4.5	3.9	3.9	2.8

Net income	8.2%	5.8%	6.8%	4.3%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month and six-month periods ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Work days	64	64	—	128	127	0.8%
Revenue (in thousands)	$480,255	$368,250	30.4%	$902,934	$686,045	31.6%
Operating ratio	86.5%	89.1%	(2.9%)	88.6%	91.8%	(3.5%)
Net income (in thousands)	$39,383	$21,513	83.1%	$60,956	$29,214	108.7%
Diluted earnings per share	$0.69	$0.38	81.6%	$1.07	$0.52	105.8%
Total tons (in thousands)	1,632	1,431	14.0%	3,131	2,677	17.0%
Shipments (in thousands)	1,844	1,579	16.8%	3,554	2,992	18.8%
Weight per shipment (lbs.)	1,770	1,812	(2.3%)	1,762	1,789	(1.5%)
Revenue per hundredweight	$14.74	$12.91	14.2%	$14.52	$12.87	12.8%
Revenue per shipment	$260.87	$233.90	11.5%	$255.74	$230.34	11.0%
Average length of haul (miles)	953	939	1.5%	957	947	1.1%

For the second quarter and first half of 2011, we experienced significant tonnage growth and improvement in our overall pricing, which included increased fuel surcharges. The combination of these factors resulted in an increase in revenue for the second quarter and first half of 2011 of 30.4% and 31.6%, respectively, from the comparable prior-year periods. The 14.0% increase in our tonnage during the second quarter of 2011 represented the fifth consecutive quarter of year-over-year tonnage growth in excess of 10%, which we accomplished while maintaining our pricing discipline throughout those periods. Our rate of growth slowed somewhat during the second quarter due to the significant acceleration in volumes that began in 2010, as sequential tonnage trends have remained relatively consistent with our historical results. Our tonnage growth continues to be driven primarily by ongoing increases in market share. We believe we can continue to gain market share by focusing on providing “best-in-class” on-time and claims-free service at fair and consistent prices, which we believe has allowed us to differentiate ourselves in the marketplace during the recent economic downturn. In addition, we believe our brand recognition is increasing due to our excellent service reputation and increased marketing and advertising.

The significant growth in our revenue resulted in improved density within our existing service center network, which is reflected in our results for the second quarter and first half of 2011. This increased revenue and improved density, when combined with our focus on productivity and efficient operations, translated into the significant improvement in our operating results. As a result, our operating ratio improved from 89.1% in the second quarter of 2010 to 86.5% and our net income increased $17.9 million, or 83.1%, to $39.4 million in the second quarter of 2011. These results represent the sixth consecutive quarter of improvement in our operating ratio and double-digit growth in net income over the prior-year comparable quarters.

Revenue

The 30.4% and 31.6% increases in revenue for the second quarter and first half of 2011, respectively, resulted from increases in both tonnage and revenue per hundredweight. Tonnage increased 14.0% and 17.0% for the three- and six-months ended June 30, 2011, respectively, when compared to the same periods of 2010. The increase in tonnage for both the three- and six-month periods was due to increased shipments that were partially offset by a decrease in weight per shipment. The increase in our tonnage and shipments for both periods primarily reflects increases in our market share. In addition, we believe the combination of increased shipments and decreased weight per shipment reflect general improvement in the U.S. economy as more shippers are electing to ship more frequently to get goods to market as compared to the trend in recent recessionary years of consolidating shipments to save on transportation costs.

Revenue per hundredweight increased 14.2% to $14.74 from $12.91 in the second quarter of 2010 and increased 12.8% to $14.52 from $12.87 in the first six months of 2010. These increases reflect a firmer pricing environment that allowed us to improve our pricing on contractual accounts and implement a general rate increase on our base rates and minimum charges on certain tariffs in November 2010. However, revenue per hundredweight is influenced by many factors, such as changes in weight per shipment, length of haul and class of freight, and does not necessarily indicate actual changes in our underlying rates. As a result, this metric was positively influenced by both the decreases in weight per shipment and increases in length of haul for both the second quarter and first half of 2011. The improvement in revenue per hundredweight for both periods in 2011 also reflects the significant increase in fuel surcharges, which are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Fuel surcharge revenue increased to 17.2% of revenue in the second quarter of 2011 from 12.5% in the prior-year quarter and increased to 16.4% of revenue in the first half of 2011 from 12.0% in the comparable prior-year period, due to the significant increase in diesel fuel prices. Excluding fuel surcharges, revenue per hundredweight increased 8.1% from the second quarter of 2010 and increased 7.2% from the first six months of 2010.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $43.1 million in the second quarter of 2011, or 22.0%, from the second quarter of 2010 and increased $83.8 million in the first half of 2011, or 22.2%, from the first six months of 2010, both of which compare favorably to the increase in revenue for the same periods. As a result, these costs decreased to 49.8% of revenue and 51.0% of revenue in the second quarter and first half of 2011, respectively, from 53.3% and 54.9% in the same periods of the prior year. Salaries and wages, excluding benefits, increased $29.2 million and $62.5 million for the second quarter and first six months of 2011 primarily due to increases in the number of full-time employees and additional hours required to support our tonnage growth and the impact of a 2.0% wage increase provided to our employees in September 2010.

The increased density within our network allowed us to maintain efficient operations during the second quarter and first half of 2011, although the additional costs to recruit and train new employees had a slight negative impact on some of our productivity metrics. As a result, our linehaul laden load average, P&D stops per hour and platform pounds per hour decreased 1.2%, 2.6% and 3.1% from the second quarter of 2010, respectively. These same metrics decreased 0.3%, 2.0% and 4.0%, respectively, from the first six months of 2010. Due to the increased frequency of shipments, we were able to improve our P&D shipments per hour 0.5% and 1.1% in the second quarter and first half of 2011, respectively, from the comparable prior-year periods.

Our benefit costs increased $13.9 million and $21.3 million as compared to the second quarter and first half of 2010, respectively, primarily due to the increase in the number of full-time employees that are eligible for our benefits. In addition, we experienced an increase in our self-insured workers’ compensation costs during the second quarter that unfavorably impacted both the second quarter and year-to-date periods. Our benefit costs as a percent of salaries and wages increased to 31.6% and 32.0% in the second quarter and first half of 2011, respectively, from 28.5% and 31.6% in the same periods of the prior year.

Operating supplies and expenses increased to 18.9% of revenue from 16.2% for the second quarter of 2010 and increased to 19.2% of revenue from 16.4% for the first six months of 2010. The increase for both periods is primarily due to the increase in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. In the second quarter of 2011, diesel fuel costs, excluding fuel taxes, increased 65.4% from the comparable prior-year period due to a 35.0% increase in our average price per gallon, as well as a 16.5% increase in gallons consumed. Diesel fuel costs, excluding fuel taxes, increased 64.3% from the first six months of 2010 due primarily to a 32.1% increase in our average price per gallon, as well as an 18.4% increase in gallons consumed. The increase in fuel consumption for both periods is attributable to the year-over-year increase in overall miles driven. Our increased fuel consumption also resulted in an increase in our fuel tax expenses and was the principal driver of the increases in “Operating taxes and licenses.” We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense for the second quarter and first half of 2011 increased $2.5 million and $2.0 million, respectively, over the comparable prior-year periods. These modest increases in costs, despite significant increases in our volumes, reflect our ability to utilize the excess tractor and trailer capacity that we strategically retained in our operations in 2010 in anticipation of improved demand for our services in 2011. As a result, we have experienced significant leverage of these assets in 2011 as reflected in the reduction of depreciation and amortization expense to 4.6% from 5.3% of revenue for the comparable second quarters and to 4.8% from 6.0% of revenue for the comparable six-month periods.

The changes in other (income) expense, net primarily resulted from a $1.6 million gain in the first quarter of 2011 as a result of the receipt of proceeds from two life insurance policies insuring the life of John B. Yowell, who served as our Executive Vice President and Chief Operating Officer until his death on December 30, 2010.

Our effective tax rate was 35.3% and 36.7% for the second quarter and first six months of 2011, as compared to 40.0% for the same periods of the prior year. The second quarter of 2011 included a favorable adjustment for prior tax years of $2.0 million, which lowered the effective tax rate for both the second quarter and first half of 2011. We expect our effective tax rate for the remainder of 2011 to be 38.8%. Our effective tax rate also includes the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended June 30,
(In thousands)	2011	2010	2009

Cash and cash equivalents at beginning of period	$5,450	$4,171	$24,104

Cash flows provided by (used in):
Operating activities	119,180	69,180	54,942
Investing activities	(138,391)	(51,459)	(124,557)
Financing activities	42,425	(17,109)	49,456

Increase (decrease) in cash and cash equivalents	23,214	612	(20,159)

Cash and cash equivalents at end of period	$28,664	$4,783	$3,945

The increase in our cash flows provided by operating activities during the first six months of 2011 as compared to the same period in the prior year is due primarily to the significant improvement in our results of operations, which are described above under “Results of Operations.” Changes in cash flows used in investing activities are primarily due to a significant increase in our planned capital expenditures for 2011 following a reduction of capital outlays during the uncertain economic environment in 2010. These changes in our capital expenditure program are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Capital Expenditures.” Changes in cash flows provided by financing activities for the six-month periods presented above consist of fluctuations in our senior unsecured revolving line of credit, scheduled principal payments, and debt and equity issuances in the first half of 2011. In January 2011, we completed a $95 million private placement of senior notes and in March 2011 we received net proceeds of $48.4 million resulting from the issuance of our common stock, as discussed in more detail below. A portion of the proceeds from these transactions were used to satisfy the outstanding balance on our senior unsecured revolving line of credit.

We have three primary sources of available liquidity to fund our estimated capital expenditures: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

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

To facilitate our access to the equity market, we filed an automatic shelf registration statement with the Securities and Exchange Commission (the “SEC”) during the fourth quarter of 2009 that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time. Pursuant to this automatic shelf registration, we filed a prospectus supplement and entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we have the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). From February 2, 2011 through June 30, 2011, we issued 1,516,379 shares of common stock at an average price of $32.69 per share pursuant to the ATM program for aggregate gross proceeds of $49.6 million and aggregate net proceeds of $48.4 million, after deducting commissions and other transaction costs of $1.2 million. There have been no subsequent issuances pursuant to the ATM program through the date of this Quarterly Report on Form 10-Q. We may not, however, always be able to obtain additional financing through the ATM program on terms acceptable to us.

Capital Expenditures

Our capital expenditure requirements are generally based upon expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. These requirements can vary widely from year to year depending upon our needs for and the availability of property and equipment. We used $138.4 million to purchase property and equipment during the first half of 2011.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisition of business assets and capital leases, for the six-month period ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008:

	YTD	Year Ended December 31,
(In thousands)	June 30, 2011	2010	2009	2008
Land and structures	$29,672	$49,867	$120,569	$118,310
Tractors	42,711	35,777	33,072	27,516
Trailers	43,289	5,020	32,639	20,599
Technology	12,817	11,866	7,413	7,688
Other	13,956	5,000	17,663	12,413
Proceeds from sale	(4,054)	(2,050)	(2,303)	(3,483)

Total	$138,391	$105,480	$209,053	$183,043

We currently project aggregate capital expenditures, net of anticipated proceeds from dispositions, to be in a range between $260 million and $295 million for the year ending December 31, 2011. Of our capital expenditures, approximately $100 million to $120 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $145 million to $155 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $15 million to $20 million is allocated for investments in technology. We plan to fund the remaining balance of our capital expenditures through the use of existing cash and cash equivalents, cash flows from operations and our borrowing capacity. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

(In thousands)	June 30, 2011	December 31, 2010
Facility limit	$225,000	$225,000
Line of credit borrowings	—	(66,230)
Outstanding letters of credit	(50,841)	(49,605)

Total borrowing capacity	$174,159	$109,165

We expect to enter into a new five-year, $200.0 million senior unsecured revolving credit facility on August 10, 2011, which will replace our existing Credit Agreement that expires on that same day. If we are unable to do so, however, we believe our other sources of liquidity would allow us to meet our foreseeable seasonal and long-term capital needs.

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $262.9 million at June 30, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.13% and 5.54% at June 30, 2011 and December 31, 2010, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that may be paid to shareholders pursuant to the greater of (i) $10.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first half of 2011, and we have no plans to declare or pay a dividend during the remainder of 2011.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2011, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe our borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Forward-Looking Information

Forward-looking statements appear in this Annual Report, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient to cover our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for fuel and other petroleum-based products;

•	the negative impact of any unionization of our employees;

•	new legislation or administrative rules that could facilitate the unionization of our employees;

•	the challenges associated with executing our growth strategy, including the inability to successfully consummate and integrate acquisitions, if any;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements;

•	increases in driver compensation or difficulties attracting and retaining qualified drivers to meet freight demand;

•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, long-term disability and group health, as well as the cost of insurance coverage above retention levels;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of replacement parts and new equipment, particularly in light of regulatory changes and supply constraints impacting the cost of these assets;

•	the decrease in demand for, and the value of, used equipment;

•	the availability and cost of diesel fuel;

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

We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit agreement, which have variable interest rates. On January 3, 2011, however, the Company used a portion of the proceeds from its $95.0 million issuance of senior notes to repay the outstanding borrowings on the senior unsecured revolving credit agreement. Since that time, there have been no additional borrowings under the credit agreement. We have established policies and procedures to manage our exposure to market risk and use major institutions that we believe are creditworthy to minimize credit risk.

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

Item 6. Exhibits

Exhibit No.	Description

10.18.7(a)	Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1,2011

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to the Condensed Financial Statements

(a)	Incorporated by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011.
*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 9, 2011	/s/ J. Wes Frye
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

DATE:	August 9, 2011	/s/ John P. Booker, III
John P. Booker, III
Vice President – Controller (Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.18.7(a)	Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1,2011

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to the Condensed Financial Statements

(a)	Incorporated by reference to the exhibit of the same number in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011.
*	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.