Form 10-Q
period 2011-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2011-11-08
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 8, 2011 there were 57,443,324 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2011	December 31,
(In thousands, except share and per share data)	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$42,262	$5,450
Customer receivables, less allowances of $8,993 and $8,475, respectively	222,525	172,989
Other receivables	13,162	7,711
Prepaid expenses	18,807	17,766
Deferred income taxes	21,833	18,666

Total current assets	318,589	222,582
Property and equipment:
Revenue equipment	782,272	701,648
Land and structures	721,046	667,917
Other fixed assets	196,027	170,533
Leasehold improvements	5,919	4,421

Total property and equipment	1,705,264	1,544,519
Accumulated depreciation	(602,044)	(580,303)

Net property and equipment	1,103,220	964,216
Goodwill	19,463	19,463
Other assets	31,926	33,620

Total assets	$1,473,198	$1,239,881

Note: The Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2011	December 31,
(In thousands, except share and per share data)	(Unaudited)	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,707	$29,221
Compensation and benefits	70,505	51,355
Claims and insurance accruals	37,563	33,927
Other accrued liabilities	24,011	18,413
Current maturities of long-term debt	37,331	37,130

Total current liabilities	220,117	170,046
Long-term liabilities:
Long-term debt	227,143	234,087
Other non-current liabilities	81,688	76,331
Deferred income taxes	127,614	90,768

Total long-term liabilities	436,445	401,186
Commitments and contingent liabilities	0	0

Total liabilities	656,562	571,232
Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 57,443,324 shares outstanding at September 30, 2011 and 55,926,945 outstanding at December 31, 2010	5,744	5,593
Capital in excess of par value	137,275	89,026
Retained earnings	673,617	574,030

Total shareholders’ equity	816,636	668,649

Total liabilities and shareholders’ equity	$1,473,198	$1,239,881

Note: The Condensed Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2011	2010	2011	2010
Revenue from operations	$494,475	$395,981	$1,397,409	$1,082,026
Operating expenses:
Salaries, wages and benefits	247,157	213,380	708,031	590,441
Operating supplies and expenses	91,421	62,746	264,751	175,020
General supplies and expenses	12,648	11,136	37,415	31,151
Operating taxes and licenses	16,128	14,360	47,547	41,071
Insurance and claims	8,154	7,204	22,875	18,838
Communications and utilities	4,518	3,820	13,501	11,263
Depreciation and amortization	23,396	19,396	66,530	60,500
Purchased transportation	16,628	15,026	47,696	36,825
Building and office equipment rents	3,412	3,719	10,299	11,768
Miscellaneous expenses, net	2,819	1,810	8,004	5,379

Total operating expenses	426,281	352,597	1,226,649	982,256

Operating income	68,194	43,384	170,760	99,770
Non-operating expense (income):
Interest expense	3,397	2,964	10,737	9,663
Interest income	(3)	(37)	(36)	(142)
Other expense (income), net	1,678	(178)	622	924

Total non-operating expense	5,072	2,749	11,323	10,445

Income before income taxes	63,122	40,635	159,437	89,325
Provision for income taxes	24,491	16,254	59,850	35,730

Net income	$38,631	$24,381	$99,587	$53,595

Earnings per share:
Basic	$0.67	$0.44	$1.75	$0.96
Diluted	$0.67	$0.44	$1.75	$0.96
Weighted average shares outstanding:
Basic	57,443,324	55,926,984	57,047,539	55,927,003
Diluted	57,443,324	55,926,984	57,047,539	55,927,003

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$99,587	$53,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,530	60,500
Loss on sale of property and equipment	900	258
Deferred income taxes	33,679	458
Other operating activities, net	(347)	(4,646)

Net cash provided by operating activities	200,349	110,165

Cash flows from investing activities:
Purchase of property and equipment	(209,900)	(69,148)
Proceeds from sale of property and equipment	5,210	787

Net cash used in investing activities	(204,690)	(68,361)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	96,010	0
Principal payments under long-term debt agreements	(37,027)	(36,548)
Net payments on revolving line of credit	(66,230)	(4,368)
Proceeds from stock issuance, net of issuance costs	48,400	0
Other financing activities, net	0	(2)

Net cash provided by (used in) financing activities	41,153	(40,918)

Increase in cash and cash equivalents	36,812	886
Cash and cash equivalents at beginning of period	5,450	4,171

Cash and cash equivalents at end of period	$42,262	$5,057

Supplemental disclosure of noncash investing activities:
Acquisition of property and equipment by capital lease	$504	$722
Fair value of property exchanged	$0	$1,191

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

The preparation of condensed financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim period ended September 30, 2011 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2011.

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

Fair Values of Financial Instruments

At September 30, 2011 and December 31, 2010, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximates their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $25.3 million and $25.8 million at September 30, 2011 and December 31, 2010, respectively, which approximates fair value as determined by quoted market prices. The fair value of the senior notes included in our long-term debt was estimated to be $271.0 million and $212.3 million at September 30, 2011 and December 31, 2010, respectively. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

Earnings Per Share

Earnings per common share is computed using the weighted average number of common shares outstanding during the period.

Common Stock Split

On July 30, 2010, our Board of Directors approved a three-for-two common stock split for shareholders of record as of the close of business on August 9, 2010. On August 23, 2010, those shareholders received one additional share of common stock for every two shares owned. In lieu of

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

fractional shares, shareholders received a cash payment based on the average of the high and low sales price of the common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively to reflect this stock split.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which provides amendments to the existing two-step goodwill impairment test as described in Topic 350, Intangibles—Goodwill and Other. The amendments permit a first assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. Although amendments of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its financial position, results of operations or cash flows.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Senior notes	$262,857	$203,572
Revolving credit facility	0	66,230
Capitalized lease and other obligations	1,617	1,415

Total long-term debt	264,474	271,217
Less: Current maturities	(37,331)	(37,130)

Total maturities due after one year	$227,143	$234,087

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $262.9 million at September 30, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.13% and 5.54% at September 30, 2011 and December 31, 2010, respectively.

Included in our senior notes is $95.0 million related to a Note Purchase Agreement by and among the Company and the Purchasers, dated as of January 3, 2011. Under this agreement, we issued $50.0 million of privately-placed Senior Notes, Tranche A (the “Tranche A Notes”) and $45.0 million of privately-placed Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”) on January 3, 2011. The Notes are unsecured and rank equally in right of repayment with the Company’s other senior unsecured indebtedness. The Tranche A Notes mature on January 3, 2018. The Company will pay interest on the unpaid balance of the Tranche A Notes at the rate of 4.00% per annum from the date of issuance. The Tranche B Notes mature on January 3, 2021. The Company will pay interest on the unpaid balance of the Tranche B Notes at the rate of 4.79% per annum from the date of issuance. The Company used a portion of the proceeds of the issuance of the Notes to refinance existing indebtedness, including paying down the outstanding balance on its senior unsecured revolving credit facility.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

We entered into a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement on August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the existing $225.0 million senior unsecured revolving credit facility dated August 10, 2006. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875%. The Applicable Margin Percentage was 1.125% for the period this Credit Agreement was in effect during the third quarter of 2011. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

There was no outstanding balance on the line of credit facility at September 30, 2011. The outstanding balance of borrowings on the line of credit facility was $66.2 million at December 31, 2010. There were $50.8 million and $49.6 million of outstanding letters of credit at September 30, 2011 and December 31, 2010, respectively.

Note 3. Shareholders’ Equity

We entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 pursuant to which we have the ability to issue and sell, from time to time over a 12-month period, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). Set forth below is information regarding our ATM program from February 2, 2011 through September 30, 2011.

Period	Aggregate Number of Shares Sold	Aggregate Gross Proceeds	Aggregate Net Proceeds	Average Sales Price Per Share
First quarter 2011	1,516,379	$49,575,000	$48,400,000	$32.69

There were no shares issued pursuant to the ATM program during the quarters ended June 30, 2011 or September 30, 2011.

Note 4. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect on our financial position or results of operations.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.0	53.9	50.7	54.6
Operating supplies and expenses	18.4	15.8	18.9	16.2
General supplies and expenses	2.6	2.8	2.7	2.9
Operating taxes and licenses	3.3	3.6	3.4	3.8
Insurance and claims	1.6	1.8	1.6	1.7
Communications and utilities	0.9	1.0	1.0	1.0
Depreciation and amortization	4.7	4.9	4.8	5.6
Purchased transportation	3.4	3.8	3.4	3.4
Building and office equipment rents	0.7	0.9	0.7	1.1
Miscellaneous expenses, net	0.6	0.5	0.6	0.5

Total operating expenses	86.2	89.0	87.8	90.8

Operating income	13.8	11.0	12.2	9.2
Interest expense, net *	0.7	0.7	0.8	0.9
Other expense (income), net	0.3	0.0	0.0	0.0

Income before income taxes	12.8	10.3	11.4	8.3
Provision for income taxes	5.0	4.1	4.3	3.3

Net income	7.8%	6.2%	7.1%	5.0%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month and nine-month periods ended September 30, 2011 and 2010 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Work days	64	64	—	192	191	0.5%
Revenue (in thousands)	$494,475	$395,981	24.9%	$1,397,409	$1,082,026	29.1%
Operating ratio	86.2%	89.0%	(3.1%)	87.8%	90.8%	(3.3%)
Net income (in thousands)	$38,631	$24,381	58.4%	$99,587	$53,595	85.8%
Diluted earnings per share	$0.67	$0.44	52.3%	$1.75	$0.96	82.3%
Total tons (in thousands)	1,668	1,522	9.6%	4,799	4,198	14.3%
Shipments (in thousands)	1,900	1,694	12.2%	5,454	4,686	16.4%
Weight per shipment (lbs.)	1,756	1,796	(2.2%)	1,760	1,792	(1.8%)
Revenue per hundredweight	$14.82	$13.04	13.7%	$14.62	$12.94	13.0%
Revenue per shipment	$260.33	$234.29	11.1%	$257.34	$231.77	11.0%
Average length of haul (miles)	948	945	0.3%	954	946	0.8%

For the third quarter of 2011, we produced the highest quarterly revenue and lowest operating ratio in our 20-year history as a public company. Revenue grew 24.9% to $494.5 million and our operating ratio improved to 86.2% in the third quarter of 2011. Net income and earnings per share for the third quarter of 2011 were $38.6 million and $0.67, respectively. For the first nine months of 2011, our revenue was $1.4 billion compared to $1.1 billion for the same period in 2010. For the first nine months of 2011, our net income and earnings per share were $99.6 million and $1.75, respectively, as compared to $53.6 million and $0.96 for the comparable period of the prior year.

Revenue for the third quarter and first nine months of 2011 continued to reflect higher tonnage levels and improved pricing over 2010 levels. The additional tonnage for both the three- and nine-month periods in 2011 over the prior year improved our density in nearly every area of our operations, which has generally resulted in improved productivity metrics and profitability. We believe our ongoing tonnage growth is a direct result of our ability to win market share by providing industry-leading service at fair and consistent prices. Our service performance through the first nine months of 2011 includes on-time deliveries of 99% and a cargo claims ratio of 0.49%. We also believe our brand recognition is increasing due to our excellent service reputation and increased marketing and advertising.

Revenue

Revenue growth for the third quarter and first nine months of 2011 was driven by tonnage growth and improvements in pricing. We believe our year-over-year tonnage growth of 9.6% and 14.3% for the three- and nine-month periods is due to market share gains and to a much lesser extent, some improvement in the overall domestic economy. Although we opened three new service centers in Casper, Wyoming; Madison, Wisconsin; and Altoona, Pennsylvania in the twelve-month period ended September 30, 2011, the majority of our tonnage growth was generated in our existing areas of operations.

Revenue per hundredweight for the third quarter improved 13.7% to $14.82 from $13.04 for the third quarter of 2010. For the first nine months of 2011, revenue per hundredweight improved 13.0% to $14.62 from $12.94 in the comparable prior-year period. These increases reflect an improving LTL pricing environment as a result of less available capacity in our markets and more rational competitive pricing, as other market participants seek to reach or sustain higher levels of profitability. We remain committed to our disciplined yield management process, as we did throughout the recent economic downturn, and believe the high level of service we offer provides value to our customers. In keeping with this philosophy, we implemented a 4.9% general rate increase to our base rates on September 6, 2011.

The improvement in revenue per hundredweight for the quarter and year-to-date periods in 2011 also reflects a significant increase in fuel surcharges, which are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Fuel surcharge revenue increased to 16.6% and 16.5% of revenue in the three- and nine-month periods of 2011, respectively, from 12.0% of revenue for the comparable periods in 2010. These increases are the result of a significant increase in diesel fuel prices for the periods compared. Excluding fuel surcharges, revenue per hundredweight increased 7.8% and 7.5% from the third quarter and first nine months of 2010, respectively.

Revenue per hundredweight is also influenced by many other factors, such as changes in weight per shipment, length of haul and class of freight; therefore, changes in revenue per hundredweight do not necessarily indicate actual changes in our underlying rates. As a result, our revenue per hundredweight was positively influenced by both decreases in weight per shipment and increases in our length of haul for both the third quarter and the first nine months of 2011.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2011 increased $33.8 million, or 15.8% over the prior-year period and increased $117.6 million, or 19.9% for the comparable nine-month period. As a result of significant revenue growth in 2011, these costs decreased to 50.0% and 50.7% of revenue for the quarter and first nine months of 2011, respectively, from 53.9% and 54.6% for the comparable periods in 2010. Salaries and wages, excluding benefits, increased $25.2 million and $87.7 million for the third quarter and first nine months of 2011, primarily due to an increase in our number of full-time employees and the impact of annual wage increases provided to employees in September 2011 and 2010. To support our growth, our full-time headcount increased 11.0% to 11,980 at September 30, 2011 from 10,797 at September 30, 2010. Also contributing to the increase in salary and wages for both comparable periods was an increase in performance-based compensation due to the improvement in our financial and operational results.

Our productivity metrics for the third quarter of 2011 were favorably impacted by the increased density throughout our network that the additional tonnage and shipments generated. Compared to the third quarter of 2010, P&D shipments per hour increased 1.6%, platform pounds handled per hour increased 3.6% and linehaul laden load average increased 0.2%. For the nine-month comparable period, P&D shipments per hour increased 1.1% while platform pounds handled per hour decreased 1.6% and linehaul load average decreased 0.1%. These 2011 productivity metrics, however, were also unfavorably impacted by the cost to recruit and train new employees to support our growth in 2011, particularly during the first half of the year.

Benefit costs increased $8.6 million and $29.9 million over the third quarter and first nine months of 2010, respectively, primarily due to the increase in the number of full-time employees eligible for our benefits. In addition, unfavorable claims experience led to an increase in our self-insured workers’ compensation and our group health and dental costs for both the quarter and year-to-date periods. Our benefit costs as a percent of salaries and wages increased to 30.8% and 31.6% in the third quarter and first nine months of 2011, respectively, from 30.3% and 31.1% in the comparable periods of the prior year.

Operating supplies and expenses increased to 18.4% of revenue from 15.8% for the third quarter of 2010 and increased to 18.9% of revenue from 16.2% for the first nine months of 2010. These increases are primarily the result of higher diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. Our diesel fuel costs, excluding fuel taxes, increased 52.5% and 60.1% over the third quarter and first nine months of 2010, respectively, due to increases in our average price per gallon and increased consumption. The year-over-year increase for the third quarter resulted from increases in our average price per gallon and gallons consumed of 33.7% and 8.4%, respectively. The year-over-year increase for the first nine months of 2011 resulted from increases in our average price per gallon and gallons consumed of 32.7% and 14.8%, respectively. We do not use diesel fuel hedging instruments and are therefore subject to market fluctuations, which we attempt to offset with additional revenue generated by fuel surcharges.

Our revenue growth has generated operating leverage from our fixed asset structure as reflected in the reduction of depreciation and amortization expense as a percent of revenue to 4.7% and 4.8% for the third quarter and first nine months of 2011, respectively, from 4.9% and 5.6% for the comparable periods in 2010. We achieved this leverage early in 2011 by utilizing excess tractor and trailer capacity that was strategically retained in our operations in 2010 in anticipation of improved demand for our services. This operating leverage has since declined due to the increase in our capital expenditures during 2011, which provided additional capacity to accommodate growth and to replace units scheduled for retirement. Following the completion of our 2011 capital expenditures, as well as increased capital expenditures planned for 2012, we anticipate our depreciation and amortization costs will increase as a percent of revenue.

Other expense (income), net includes the net investment gains or losses on the cash value of our variable life insurance contracts related to our non-qualified deferred compensation plans. The cash value of these contracts and plan participants’ investment earnings were impacted by the decline in equity markets during the third quarter of 2011, which resulted in a net loss of $1.3 million. Year-to-date 2011 also includes a $1.6 million gain recorded in the first quarter of 2011 as a result of the receipt of proceeds from two of the life insurance policies.

Our effective tax rate was 38.8% and 37.5% for the third quarter and first nine months of 2011, as compared to 40.0% for the same periods of the prior year. The second quarter of 2011 included a favorable adjustment for prior tax years of $2.0 million, which lowered the effective tax rate for the first nine months of 2011. We expect our effective tax rate for the fourth quarter of 2011 to be 38.8%. Our effective tax rate also includes the impact of state taxes and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended September 30,
(In thousands)	2011	2010
Cash and cash equivalents at beginning of period	$5,450	$4,171
Cash flows provided by (used in):
Operating activities	200,349	110,165
Investing activities	(204,690)	(68,361)
Financing activities	41,153	(40,918)

Increase (decrease) in cash and cash equivalents	36,812	886

Cash and cash equivalents at end of period	$42,262	$5,057

The increase in our cash flows provided by operating activities during the first nine months of 2011 as compared to the same period in the prior year is due primarily to the significant improvement in our results of operations, which are described above in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” Changes in cash flows used in investing activities are primarily due to a significant increase in our planned capital expenditures for 2011 following a reduction of capital outlays during the uncertain economic environment in 2010. These changes in our capital expenditure program are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures.” Changes in cash flows provided by financing activities for the nine-month periods presented above consist of fluctuations in our senior unsecured revolving line of credit, scheduled principal payments, and debt and equity issuances in the first nine months of 2011. In January 2011, we completed a $95 million private placement of senior notes and in March 2011 we received net proceeds of $48.4 million resulting from the issuance of our common stock, as discussed in more detail below. A portion of the proceeds from these transactions were used to satisfy the outstanding balance on our senior unsecured revolving line of credit.

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

To facilitate our access to the equity market, we filed an automatic shelf registration statement with the Securities and Exchange Commission (the “SEC”) during the fourth quarter of 2009 that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time. Pursuant to this automatic shelf registration, we filed a prospectus supplement and entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we have the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). From February 2, 2011 through September 30, 2011, we issued 1,516,379 shares of common stock at an average price of $32.69 per share pursuant to the ATM program for aggregate gross proceeds of $49.6 million and aggregate net proceeds of $48.4 million, after deducting commissions and other transaction costs of $1.2 million. There have been no subsequent issuances pursuant to the ATM program through the date of this Quarterly Report on Form 10-Q. While we have the option of obtaining additional financing through the ATM program, we may not always be able to do so on terms acceptable to us.

Capital Expenditures

Our capital expenditure requirements are generally based upon expansion in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. These requirements can vary widely from year to year depending upon our needs for and the availability of property and equipment. We used $209.9 million to purchase property and equipment during the first nine months of 2011.

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through acquisition of business assets and capital leases, for the nine-month period ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008:

	YTD September 30, 2011	Year Ended December 31,
(In thousands)		2010	2009	2008
Land and structures	$52,694	$49,867	$120,569	$118,310
Tractors	60,231	35,777	33,072	27,516
Trailers	61,048	5,020	32,639	20,599
Technology	14,262	11,866	7,413	7,688
Other	21,665	5,000	17,663	12,413
Proceeds from sales	(5,210)	(2,050)	(2,303)	(3,483)

Total	$204,690	$105,480	$209,053	$183,043

We currently project aggregate capital expenditures, net of anticipated proceeds from dispositions, to be in a range between $245 million and $265 million for the year ending December 31, 2011. Of our capital expenditures, approximately $80 million to $90 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $150 million to $155 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $15 million to $20 million is allocated for investments in technology. We plan to fund the remaining balance of our capital expenditures through the use of existing cash and cash equivalents, cash flows from operations and our borrowing capacity. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements

We entered into a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement on August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the existing $225.0 million amended and restated senior unsecured revolving credit facility dated August 10, 2006. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million or initiates overnight investments for excess cash balances. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	September 30,	December 31,
(In thousands)	2011	2010
Facility limit	$200,000	$225,000
Line of credit borrowings	—	(66,230)
Outstanding letters of credit	(50,841)	(49,605)

Available borrowing capacity	$149,159	$109,165

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $262.9 million at September 30, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.13% and 5.54% at September 30, 2011 and December 31, 2010, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that may be paid to shareholders to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year; or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first nine months of 2011, and we have no plans to declare or pay a dividend during the remainder of 2011.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2011, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe our borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Forward-Looking Information

Forward-looking statements appear in this report, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

•	the costs and potential adverse impact associated with the implementation of the new safety monitoring system of the Federal Motor Carrier Safety Administration;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the concentration of our stock ownership with the Congdon family;

•	the impact caused by potential disruptions to our information technology systems;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit agreement, which have variable interest rates. On January 3, 2011, however, we used a portion of the proceeds from our $95.0 million issuance of senior notes to repay the outstanding borrowings on the senior unsecured revolving credit agreement. Since that time, there have been no additional borrowings under the credit agreement. We have established policies and procedures to manage our exposure to market risk and use major institutions that we believe are creditworthy to minimize credit risk.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure.

We are also exposed to commodity price risk related to petroleum-based products, including diesel fuel, and manage our exposure to this risk primarily through the application of fuel surcharges.

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

Item 6. Exhibits

Exhibit No.	Description

4.12(a)	Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated August 10, 2011

10.19.7	2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(b)	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to the Condensed Financial Statements

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2011.
(b)	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE: November 8, 2011	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE: November 8, 2011	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

4.12(a)	Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated August 10, 2011

10.19.7	2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(b)	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to the Condensed Financial Statements

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2011.
(b)	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.