Form 10-K
period 2011-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2012-02-29
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $1,567,488,262, based on the closing sales price as reported on the NASDAQ Global Select Market.

As of February 28, 2012, the registrant had 57,443,324 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

Forward-Looking Information	1

Part IV		52

Item 15	Exhibits, Financial Statement Schedules	52

Signatures	53
Exhibit Index	54

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

Overview

Old Dominion is a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. We are the seventh largest LTL motor carrier in the United States, as measured by 2010 revenue, according to Transport Topics. In addition to our core LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Additionally in 2012, we expanded our logistics services to include consumer household moving services, which provide customers with a self-service moving option for their household goods. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while empowering our customers to manage their shipping needs.

We have grown our revenue and customer base through both organic growth and strategic acquisitions and provide our domestic LTL services throughout the entire continental United States. Our infrastructure allows us to provide next-day and second-day service within each of our six regions, as well as inter-regional and national service between these regions. To support our ongoing expansion, we added 34 new service centers in the past five years for a total of 216 at December 31, 2011.

We believe our growth can be attributed to our focus on meeting our customers’ complete supply chain needs from a single point of contact with a high level of customer service supported by ongoing investment in our employees, service center network and technology. Our integrated structure allows us to offer our customers consistent high-quality service from origin to destination. We believe our operating structure and proprietary information systems also enable us to efficiently manage our operating costs, which allows us to provide this high-quality service at a fair and equitable price.

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

According to the American Trucking Associations, total U.S. freight transportation revenue in 2010 was $694.2 billion, of which the trucking industry accounted for 81.2%. The LTL sector had revenue in 2010 of $40.4 billion, which represented 5.8% of total U.S. freight transportation revenue. In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. Significant capital is required of LTL motor carriers to create and maintain a network of service centers and a fleet of tractors and trailers. The high fixed costs and capital spending requirements for LTL motor carriers makes it difficult for new start-up or small operators to effectively compete with established companies. In addition, successful LTL motor carriers generally employ, and continuously update, a high level of technology to provide information to customers and to reduce operating costs.

The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2010 revenue as reported in Transport Topics, the top 25 LTL motor carriers accounted for approximately 67% of the total LTL market. Consolidation has accelerated in recent years due to an increase in customer demand for single transportation providers offering both national and regional LTL service and complex supply chain services. Smaller regional carriers with lesser financial resources are generally unable to meet this demand. As a result, we believe consolidation in our industry will continue.

Competition

We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. Competition is based primarily on service, price and business relationships. We believe we are able to compete effectively in our markets by providing high-quality and timely service at competitive prices.

At all levels of our organization, we seek to continuously improve customer service by maximizing on-time performance while reducing transit times and minimizing cargo claims. We believe our transit times are generally faster than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe this provides us with a distinct advantage over our regional, multi-regional and national competition.

We utilize flexible scheduling and train our union-free employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

We compete with several larger transportation service providers, each of which may have more equipment, a broader global network and a wider range of services than we have. Our larger competitors may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy.

Service Center Operations

At December 31, 2011, we conducted operations through 216 service center locations, of which we owned 139 and leased 77. We operate ten major breakbulk facilities in Rialto, California; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using other service centers for limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country to provide the highest quality service and minimize freight rehandling costs.

Each of our service centers is responsible for the pickup and delivery of freight within its service area. Each service center loads outbound freight by destination the day it is picked up. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to help ensure quality service and efficient operations.

While we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or through several other gateways, such as our website, electronic data interchange (“EDI”), email and fax notification systems and automated voice response systems. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and our customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service products.

Linehaul Transportation

Linehaul dispatchers control the movement of freight among service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our senior management monitors freight movements, transit times, load factors and other productivity measurements to ensure that we maintain our highest levels of service and efficiency.

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published service standards. In addition, we lower our cost structure by maintaining flexible workforce rules and by primarily using twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo loss and damage expenses. We utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be hauled behind a tractor than could otherwise be hauled by one large trailer.

Tractors, Trailers and Maintenance

At December 31, 2011, we owned 5,830 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2011, we owned 22,685 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment that meets our specifications. The purchase of pre-owned equipment can provide an excellent value but also can increase our fleet’s average age. The table below reflects, as of December 31, 2011, the average age of our tractors, trucks and trailers:

Type of Equipment (Categorized by primary use)	Number of Units	Average Age (in years)
Linehaul tractors	3,668	3.4
P&D tractors	2,162	8.7
P&D trucks	109	5.4
Linehaul trailers	16,302	7.6
P&D trailers	6,383	13.0

We develop certain specifications for tractors and trailers and then negotiate the production and purchase of this equipment with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe there is sufficient capacity among suppliers to ensure an uninterrupted supply of equipment to support our operations.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2011, 2010 and 2009. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this report.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Tractors	$69,837	$35,777	$33,072
Trailers	62,326	5,020	32,639

Total	$132,163	$40,797	$65,711

At December 31, 2011, we had major maintenance operations at our service centers in Rialto, California; Denver, Colorado; Atlanta, Georgia; Indianapolis, Indiana; Kansas City and Parsons, Kansas; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; Dallas, Texas; and Salt Lake City, Utah. In addition, 19 other service center locations are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Linehaul tractors are routed to appropriate maintenance facilities at designated intervals, depending upon how the equipment has been utilized. P&D tractors and trailers are scheduled for maintenance every 90 days.

Marketing and Customers

At December 31, 2011, we had a sales staff of 496 employees. We compensate our sales force, in part, based upon certain operating metrics to help motivate our sales employees to achieve our service, growth and profitability objectives.

We utilize an integrated freight-costing system to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight-costing model to simulate the actual conditions under which the freight will be moved. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years, and typically choose to enter into contractual arrangements with a limited number of motor carriers based upon price and service.

Revenue is generated by customers dispersed primarily throughout the United States and North America. In 2011, our largest customer accounted for approximately 2.6% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 9.1%, 14.3% and 21.4% of our revenue, respectively. For each of the previous three years, approximately 90% of our revenue was derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and the reduction or loss of business from a single customer.

Seasonality

Our operations are subject to seasonal trends common in the trucking industry. Our operating margins in the first quarter are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

Technology

We continually upgrade our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We employ vehicle safety systems, on-board and hand-held computer systems, freight handling systems and logistics technology to reduce costs and transit times. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we are self-insured. We are currently self-insured for bodily injury and property damage (“BIPD”) claims up to $2.75 million per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1.0 million per occurrence, through either self-insurance or insurance deductibles. Effective January 1, 2012, our group health claims are self-insured up to $400,000 per occurrence, an increase from $375,000 in 2011, plus an aggregate $200,000 over our retention level.

We believe that our policy of self-insuring a portion of our risks, supported by our safety and loss prevention programs, is an effective means of managing insurance costs. We also believe that our current insurance coverage is adequate to cover our liability risks.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. Although we maintained fuel storage and pumping facilities at 47, or 22%, of our service center locations at December 31, 2011, we may experience shortages at certain locations and may be forced to incur additional expense to help ensure adequate supply on a timely basis to prevent a disruption to our service schedules. We implemented a fuel surcharge program in August 1999, which has remained in effect since that time and is one of many components that we use to determine the overall price for our transportation services. Our fuel surcharges are generally indexed to fuel prices published by the U.S. Department of Energy (the “DOE”) that reset each week. Our management believes that our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Diesel fuel costs, including fuel taxes, totaled 15.0%, 13.1% and 11.4% of revenue in 2011, 2010 and 2009, respectively.

Employees

As of December 31, 2011, we employed 12,022 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Category	Number of Employees
Drivers	6,361
Platform	1,856
Fleet technicians	411
Sales	496
Salaried, clerical and other	2,898

Total	12,022

As of December 31, 2011, we employed 3,150 linehaul drivers and 3,211 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Each of our drivers is required to pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, as well as all employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988, 2,994 individuals have graduated from this program. Of the program graduates, we have experienced an annual turnover rate of approximately 7.1%, which is below our Company-wide average turnover rate of approximately 12.5% for drivers. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining our qualified drivers. Drivers with safe driving records are rewarded with bonuses of up to $3,000 payable each year. Driver safety bonuses paid during 2011 and 2010 were $2.3 million and $2.1 million, respectively.

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

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which requires compliance by July 1, 2013. The final rule reduces the maximum number of hours a truck driver can work each week to 70 hours from the current 82-hour limit. The rule maintains the current maximum 11-hour daily driving limit, but requires drivers to take a 30-minute break prior to driving beyond eight hours. The rule also includes a “34-hour restart” provision that allows drivers to restart the clock on their work week by taking at least 34 consecutive hours off-duty, provided these 34 off-duty hours includes two periods between 1:00 a.m. and 5:00 a.m. and occurs only once during a seven-day period. We do not believe this new rule, when implemented, will have a significant impact on our operating procedures and will not significantly impact our costs. We are, however, subject to future rulemaking by the FMCSA, which could be more stringent, require changes to our operations, increase our operating costs and otherwise adversely impact our results of operations.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence on or in our properties and vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2012 or fiscal year 2013. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Available Information

Through our website, http://www.odfl.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The public may read or copy any document we file with the SEC at the SEC’s website, http://www.sec.gov (File No. 0-19582), or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The SEC can be reached at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Information contained on our website is neither part of nor incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

•

we compete with many other transportation service providers of varying sizes, some of which may have more equipment, a broader global network, a wider range of services, greater capital resources or other competitive advantages;

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

If we are unable to effectively compete with other LTL carriers, whether on the basis of price, service or otherwise, we may be unable to retain existing customers or attract new customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Any subsequent acquisition will entail numerous risks, including:

•	we may not achieve anticipated levels of revenue, efficiency, cash flows and profitability;

•	we may experience difficulties managing businesses that are outside our historical core competency and markets;

•	we may underestimate the resources required to support acquisitions, which could disrupt our ongoing business and distract our management;

•	we may incur unanticipated costs to our infrastructure to support new business lines or separate legal entities;

•	we may be required to temporarily match existing customer pricing in the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

•	liabilities we assume could be greater than our original estimates or not disclosed to us at the time of acquisition;

•	we may incur additional indebtedness or we may issue additional shares of stock to finance future acquisitions, which could be dilutive to our shareholders;

•	potential loss of key employees and customers of the acquired company; and

•	an inability to recognize projected cost savings and economies of scale.

In addition, we may have difficulty integrating any acquired business and its operations, services and personnel into our existing operations, and such integration may require a significant amount of time and effort by our management team. To the extent we do not successfully avoid or overcome the risks or problems resulting from any acquisitions we undertake, there could be a material adverse effect on our business, financial condition and results of operations.

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

From time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers and such shortages may recur in the future. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. The compensation we offer our drivers is subject to market conditions that may require increases in driver compensation, which becomes more likely as economic conditions improve. If we are unable to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, or operate with fewer trucks and face difficulty meeting shipper demands, all of which could adversely affect our profitability and ability to maintain our size or grow.

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

Our business is highly capital intensive. We generally finance our capital expenditures and planned growth with existing cash, cash flow from operations, issuance of debt and through available borrowings under our existing senior unsecured credit agreement. We may require additional capital to finance long-term real estate purchase opportunities and acquisitions, which we may fund through additional debt or through equity offerings. If we are unable in the future to generate sufficient cash from our operations or raise capital by accessing the debt and equity markets, we may be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

Our business also has significant ongoing operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which may be costly or difficult to obtain.

Limited supply and increased prices for new equipment may adversely affect our earnings and cash flow.

We may face difficulty in purchasing new equipment due to decreased supply and increased costs. Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors and trailers from equipment manufacturers to operate and grow our business. We are also subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel.

The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. We have incurred significant increases in the cost of tractors due to the U.S. Environmental Protection Agency’s (the “EPA”) regulations that require progressive reductions in exhaust emissions from diesel engines. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model-year 2007. The final phase of these regulations required reduced nitrogen and non-methane hydrocarbon emissions beginning with model-year 2010. These regulations have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and results of operations.

A decrease in the demand and value of used equipment may impact our results of operations.

As we purchase new tractors as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry as well as adverse domestic and foreign economic conditions can negatively impact the demand for used tractors and, therefore, reduce the value we can obtain on our used equipment. If we are unable to sell our older equipment at or above salvage value, the resulting losses could have a significant impact on our results of operations.

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

We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results. We have fuel surcharge programs in place with a majority of our customers, which have helped us offset the majority of the negative impact of the increased cost of diesel fuel and other petroleum-based products. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those costs associated with empty miles, deadhead miles or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. We regularly monitor the components of our pricing, including fuel surcharges, and address individual account profitability issues with our customers when necessary; however, there can be no assurance that fuel surcharges can be maintained indefinitely or will be sufficiently effective in offsetting increases in diesel fuel prices.

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

In addition to the EPA regulations on exhaust emissions with which we must comply, there is an increased regulatory focus on climate change and greenhouse gas emissions in the United States. As a result, we may become subject to additional legislation or rulemaking that could adversely impact our business. Any future limitations on the emission of greenhouse gases or other environmental legislation could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

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

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which requires compliance by July 1, 2013. The final rule reduces the maximum number of hours a truck driver can work each week to 70 hours from the current 82-hour limit. The rule maintains the current maximum 11-hour daily driving limit, but requires drivers to take a 30-minute break prior to driving beyond eight hours. The rule also includes a “34-hour restart” provision that allows drivers to restart the clock on their work week by taking at least 34 consecutive hours off-duty, provided these 34 off-duty hours includes two periods between 1:00 a.m. and 5:00 a.m. and occurs only once during a seven-day period. We do not believe this new rule, when implemented, will have a significant impact on our operating procedures and will not significantly impact our costs. We are, however, subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require changes to our operations, increase our operating costs and otherwise adversely impact our results of operations.

The implementation of FMCSA’s Compliance, Safety, Accountability initiative (“CSA”) could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

In December 2010, the FMCSA began implementation of CSA, a new compliance and enforcement initiative designed to monitor and improve commercial motor vehicle safety. CSA measures both the safety record of the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. CSA scores for transportation companies are currently available on the FMCSA’s website and will eventually replace SafeStat, the FMCSA’s former safety measurement system.

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

Earl E. Congdon, David S. Congdon, John R. Congdon and members of their respective families beneficially own an aggregate of approximately 27% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.

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

We have become increasingly reliant on our information systems for our operations as well as providing a value-added service to our customers. Our information systems, including our accounting systems, are dependent upon third-party software, global communications providers, data network systems and other aspects of technology and Internet infrastructure that are susceptible to failure or an adverse cyber incident. Although we have implemented redundant systems and network security measures, our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions. Such an event could inhibit our ability to provide services to our customers and the ability of our customers to access our systems. In addition, there could be a loss of confidential information, corruption of data and damage to our brand image. This may result in a reduction in demand for our services or the loss of customers that could have a negative impact on our financial condition, results of operations and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 30.1 acres of land. At December 31, 2011, we operated 216 service centers, of which 139 were owned and 77 were leased. Our service centers that are owned include most of our larger facilities and account for 79.8% of the total door capacity in our network. With the exception of our Chicago, Illinois facility, which has a lease that expires in 2021, we own our major breakbulk facilities. Each of our breakbulk facilities is listed below with the number of doors as of December 31, 2011.

Service Center	Doors
Harrisburg, Pennsylvania	305
Rialto, California	265
Morristown, Tennessee	247
Dallas, Texas	234
Atlanta, Georgia	227
Indianapolis, Indiana	223
Greensboro, North Carolina	219
Memphis, Tennessee	169
Chicago, Illinois	134
Salt Lake City, Utah	129

Our 216 facilities are strategically dispersed over the states in which we operate. At December 31, 2011, the terms of our leased properties ranged from month-to-month to a lease that expires in 2023. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own 21 non-operating properties, all of which are held for lease or are planned for future use. Seven of these properties are leased with lease terms that range from month-to-month to a lease that expires in 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market, which we refer to as the Nasdaq, under the symbol ODFL. At February 17, 2012, there were approximately 20,766 holders of our common stock, including 174 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2011 or 2010, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2012. For information concerning restrictions on our ability to make dividend payments, see Liquidity and Capital Resources in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in Item 8, “Financial Statements and Supplementary Data” of this report.

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

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by the Nasdaq and as adjusted to give effect to the three-for-two stock split effected in August 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$35.31	$38.47	$40.12	$41.60
Low	$28.37	$33.62	$27.75	$27.40

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$23.07	$25.89	$27.29	$32.24
Low	$17.56	$21.02	$22.45	$24.36

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2006, in (i) our common stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) The NASDAQ Stock Market (US) for the five-year period ended December 31, 2011:

Cumulative Total Return

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Old Dominion Freight Line, Inc......................................................	$100	$96	$118	$128	$199	$253

NASDAQ Trucking & Transportation Stocks................................	$100	$107	$69	$81	$111	$94

The NASDAQ Stock Market (US)..................................................	$100	$108	$66	$95	$113	$114

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts and operating statistics)	2011	2010	2009	2008	2007
Operating Data:
Revenue from operations	$1,882,541	$1,480,998	$1,245,005	$1,537,724	$1,401,542
Depreciation and amortization expense (1)	90,820	80,362	94,784	87,083	79,863
Total operating expenses	1,648,469	1,343,259	1,174,614	1,408,654	1,271,605
Operating income	234,072	137,739	70,391	129,070	129,937
Interest expense, net (2)	13,887	12,465	12,998	13,012	12,960
Provision for income taxes	80,614	48,775	22,294	43,989	43,963
Net income	139,470	75,651	34,871	68,677	71,832

Per Share Data:
Diluted earnings per share (3)	2.44	1.35	0.62	1.23	1.28

Balance Sheet Data:
Cash, cash equivalents and short-term investments	75,850	5,450	4,171	28,965	30,703
Current assets	331,852	222,582	174,175	209,230	216,277
Total assets	1,513,074	1,239,881	1,159,278	1,074,905	981,048
Current liabilities	204,810	170,046	148,125	142,190	127,723
Long-term debt (including current maturities)	269,185	271,217	305,532	251,989	263,754
Shareholders’ equity	856,519	668,649	593,000	558,129	489,452

Operating Statistics:
Operating ratio	87.6%	90.7%	94.3%	91.6%	90.7%
Revenue per hundredweight	$14.72	$13.09	$12.70	$13.88	$13.30
Revenue per intercity mile	$4.83	$4.38	$4.16	$4.60	$4.31
Intercity miles (in thousands)	389,588	338,504	299,330	334,219	325,268
Total tons (in thousands)	6,397	5,656	4,902	5,545	5,271
Total shipments (in thousands)	7,256	6,327	5,750	6,691	6,765
Average length of haul (4) (miles)	952	948	928	901	926

(1)

Our 2010 results reflect reductions in our depreciation and amortization expenses of approximately $12.7 million, due to changes in the estimated useful lives and salvage values of certain equipment, which are described further under “Critical Accounting Policies” below.

(2)	For the purpose of this table, interest expense is presented net of interest income.
(3)	Per share data has been restated retroactively for the three-for-two stock split effected in August 2010.
(4)	We refined our average length of haul in 2008 by excluding miles driven by our agent carriers. As a result, our average length of haul is restated for the year ended December 31, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. In addition to our core LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services, as well as consumer household moving services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. Approximately 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•

Revenue Per Hundredweight – This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight measurements results in a better indicator of changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight; operating supplies and expenses, which includes fuel and equipment repair costs; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2011	2010	2009

Revenue from operations	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.8	54.6	57.7
Operating supplies and expenses	18.9	16.5	14.6
General supplies and expenses	2.6	2.8	2.8
Operating taxes and licenses	3.4	3.8	4.0
Insurance and claims	1.5	1.7	1.8
Communication and utilities	1.0	1.0	1.2
Depreciation and amortization	4.8	5.4	7.6
Purchased transportation	3.4	3.4	2.7
Building and office equipment rents	0.7	1.0	1.2
Miscellaneous expenses, net	0.5	0.5	0.7

Total operating expenses	87.6	90.7	94.3

Operating income	12.4	9.3	5.7

Interest expense, net (1)	0.7	0.8	1.1
Other expense, net	0	0.1	0

Income before income taxes	11.7	8.4	4.6

Provision for income taxes	4.3	3.3	1.8

Net income	7.4%	5.1%	2.8%

(1)	For the purpose of this table, interest expense is presented net of interest income.

2011 Compared to 2010

Key financial and operating metrics for 2011 and 2010 are presented below:

	2011	2010	Change	% Change
Work days	254	253	1	0.4
Revenue (in thousands)	$1,882,541	$1,480,998	$401,543	27.1
Operating ratio	87.6%	90.7%	(3.1)%	(3.4)
Net income (in thousands)	$139,470	$75,651	$63,819	84.4
Diluted earnings per share	$2.44	$1.35	$1.09	80.7
Total tons (in thousands)	6,397	5,656	741	13.1
Total shipments (in thousands)	7,256	6,327	929	14.7
Weight per shipment (lbs.)	1,763	1,788	(25)	(1.4)
Revenue per hundredweight	$14.72	$13.09	$1.63	12.5
Revenue per shipment	$259.50	$234.09	$25.41	10.9
Average length of haul (miles)	952	948	4	0.4

Our financial results for 2011 were the best we have produced in our 20 years as a public company and extended the momentum we built in 2010. We experienced strong growth in both tonnage and revenue per hundredweight, and we improved our productivity, all of which led to significant margin improvement. Tonnage growth in 2011 was primarily the result of our ability to win market share as well as a slight improvement in the overall U.S. economy. We believe our consistent strategy of providing “best-in-class” on-time and claims-free service at a fair and equitable price resonates with shippers and will continue to help us win market share and fuel our growth. Our ability to win market share is supported by our belief that shippers are making decisions based more on the overall value of the service they receive than focusing simply on prices. This change in philosophy occurred as many of our competitors implemented significant rate increases in 2011 and 2010. While we implemented a modest rate increase in 2011, we do not believe we have the headwinds that many of our competitors will face in making pricing decisions in 2012. As a result, we believe the quality of our service and the consistency of our pricing is a winning strategy that will continue to provide opportunities for us to increase tonnage and market share in 2012.

The increase in revenue during 2011, as well as productivity improvements, enabled us to leverage our fixed cost network and generate significant improvement in our operating results. Our net income increased in 2011 by $63.8 million, or 84.4%, to $139.5 million and our operating ratio decreased by 310 basis points to 87.6%, which is the best annual operating ratio produced in our Company’s history.

Revenue

The 27.1% increase in revenue during 2011 was the result of increases in both tonnage and revenue per hundredweight. Tonnage increased 13.1% due to a 14.7% increase in shipments that was partially offset by a 1.4% decrease in weight per shipment. While a decrease in weight per shipment has historically been an indicator of weakness in the economy, we believe the decrease we experienced in 2011 was due to a decline in the number of heavier non-traditional LTL shipments, such as full-container load and truckload shipments, as a percent of our total shipments.

Revenue per hundredweight increased 12.5% to $14.72 in 2011. This change reflects a much improved LTL pricing environment that supported our rate increases, as well as an increase in fuel surcharges. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Revenue per hundredweight is a good indicator of pricing trends, but this metric is influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and mix of freight; therefore, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying rates. Our revenue per hundredweight, excluding fuel surcharges, increased 7.1% in 2011 but was positively influenced by the decrease in weight per shipment and an increase in length of haul.

Fuel surcharge revenue increased to 16.4% of revenue from 12.3% in 2010 due to the increased price of diesel fuel during 2011. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price for our transportation services with our customers, although it is generally considered to be a measure of the increase in cost of all petroleum products we use. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $147.3 million or 18.2% in 2011, which compares favorably with our revenue growth of 27.1%. As a result, our salaries, wages and benefits improved to 50.8% of revenue from 54.6% in 2010. Salaries and wages, excluding benefits, increased $109.9 million due to a 7.6% increase in the total number of full-time employees and the impact from salary and wage increases provided to our employees in September 2011 and 2010. In addition, there was an increase in performance-based compensation due to the improvement in our financial and operational results. These increases were partially offset by the improved productivity of our linehaul, P&D and platform operations that resulted from increased density and a continued focus on efficiency. Our linehaul laden load average, P&D shipments per hour and platform pounds handled per hour improved 0.3%, 1.1% and 0.1%, respectively.

Employee benefit costs increased $37.3 million primarily due to an increase in the number of full-time employees, increased costs related to our group health plan and higher payroll-related taxes. As a percentage of salaries and wages, employee benefit costs increased slightly to 31.9% in 2011 from 31.5% in 2010. Our group health plan requires a 90-day waiting period before newly hired employees are eligible to enroll. A significant number of employees were hired in the second half 2010, and as a result, our group health costs increased as these new employees began to enroll in our plan in 2011. In addition, our group health costs increased due to changes required by the 2010 Patient Protection and Affordable Care Act, which required us to provide dependant coverage until the age of 26.

Operating supplies and expenses increased to 18.9% of revenue in 2011 from 16.5% in 2010. This increase is primarily due to the increase in diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. These costs increased 52.8% during the year as a result of the combined effect of a 29.7% increase in our average price per gallon and a 12.7% increase in gallons consumed. The increase in fuel consumption is primarily due to a 14.7% year-over-year increase in overall miles driven that was partially offset by an improvement in our average miles per gallon. Our increased fuel consumption also resulted in an increase in our fuel tax expenses and was the principal driver of the $7.9 million increase in “Operating taxes and licenses.” We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense decreased to 4.8% of revenue in 2011 as compared to 5.4% in 2010. Although our capital expenditure requirements increased in 2011, we were able to offset the cost of these additions by utilizing the available capacity of our fleet and service center network to create operating leverage on the 13.1% increase in tonnage. Our capital expenditure plan for 2012 is projected to be higher than 2011 and, as a result, our depreciation costs will likely increase in future periods.

We purchase linehaul transportation and P&D services from other motor carriers and railroads. We also utilize independent contractors for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation expense remained consistent at 3.4% of revenue in 2011 and 2010. As it is typically more efficient and profitable for us to utilize our own personnel and equipment, we expect to continue to focus on balancing our internal resources with freight demand in an effort to reduce our use of purchased transportation in future periods.

Our effective tax rate for 2011 was 36.6% as compared to 39.2% in 2010. Our effective tax rates in 2011 and 2010 were favorably impacted by alternative fuel tax credits for the use of propane in our operations. These fuel tax credits were originally scheduled to expire on December 31, 2009; however, they were extended to December 31, 2011 with the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Our 2011 rate also includes the favorable impact of tax credits related to our investment in alternative energy-producing assets.

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

Revenue

The 19.0% increase in revenue during 2010 was the result of increases in tonnage and revenue per hundredweight. Tonnage increased 15.4% for the year ended December 31, 2010, due to the combination of a 10.0% increase in shipments and a 4.9% increase in weight per shipment. The growth in tonnage per day and shipments per day accelerated during the second half of the year, which we believe reflects our gain in market share as well as general economic improvement. We believe the increase in our weight per shipment during this time indicated an improving economy, although we also continued to gain market share with large national shippers that typically have heavier shipments.

Revenue per hundredweight increased 3.1% to $13.09 from $12.70 in 2009. This increase primarily reflects an increase in fuel surcharges, which are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Excluding fuel surcharges, revenue per hundredweight remained consistent between 2010 and 2009 despite the negative effect on this metric from the increase in weight per shipment. This consistency reflects our ability to initiate price increases during 2010. As industry conditions improved during the year, our ability to obtain price increases strengthened. We experienced improvement in the year-over-year change in revenue per hundredweight, excluding fuel surcharges, for each month during the second half of 2010 and also implemented a general rate increase on certain of our tariffs effective November 15, 2010.

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

Operating Costs and Other Expenses

Salaries, wages and benefits increased $90.1 million or 12.5 % in 2010, which compares favorably with our revenue and tonnage growth of 19.0% and 15.4%, respectively. As a result, and due to our increased reliance on purchased transportation in 2010, our salaries, wages and benefits improved to 54.6% of revenue from 57.7% in 2009. Salaries and wages increased $76.1 million due to a 16.4% increase in the total number of full-time employees and an increase in the number of hours worked by existing employees, which was in direct response to the increase in tonnage during the year. In addition, we implemented a 2% salary and wage increase for all employees on September 3, 2010.

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

We benefited from a decrease in employee benefit costs as a percentage of salaries and wages to 31.5% in 2010 from 33.4% in 2009. Much of this improvement is attributable to the improvement in our group health and dental costs as a percent of salaries and wages. Our group health costs were favorably impacted by a decrease in the number of claims paid for participants under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) and an overall decrease in the average severity of health insurance claims. There is also a 90-day wait period before newly hired employees are eligible to enroll in our health plan and the majority of the employees hired in 2010 were hired during the second half of the year. As a result, our group health costs are likely to increase in future periods as these new employees begin to enroll in our plan.

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

We purchase linehaul transportation and P&D services from other motor carriers and railroads. We also utilize independent contractors for our container operations. We utilize these services when it is economically beneficial or when there are imbalances of freight flow within our service center network. Purchased transportation expense increased to 3.4% of revenue in 2010 from 2.7% in 2009. These costs increased primarily because of certain imbalances of freight flow within our network, which is attributable to the significant increase in our tonnage. In response to our tonnage growth, we increased our full-time headcount during 2010, the majority of which were drivers and platform employees. As we begin to balance our internal resources with freight demand, we intend to reduce our use of purchased transportation, as it is more efficient and profitable to utilize our own personnel and equipment.

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

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2011	2010	2009

Cash and cash equivalents at beginning of year	$5,450	$4,171	$24,104
Cash flows provided by (used in):
Operating activities	277,380	141,076	130,716
Investing activities	(244,778)	(104,297)	(203,724)
Financing activities	37,798	(35,500)	53,075

Increase (decrease) in cash and cash equivalents	70,400	1,279	(19,933)

Cash and cash equivalents at end of year	$75,850	$5,450	$4,171

The changes in our cash flows provided by operating activities for the periods presented above are due primarily to the significant improvement in our results of operations, which are described above in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” Changes in cash flows used in investing activities are primarily due to a significant increase in our capital expenditures for 2011 following a reduction of capital outlays during the uncertain economic environment in 2010. These changes in our capital expenditure program are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.” Changes in cash flows provided by or used in financing activities consist of fluctuations in our senior unsecured revolving line of credit, scheduled principal payments, and debt and equity issuances during 2011. In January 2011, we completed a $95.0 million private placement of senior notes and in March 2011 we received net proceeds of $48.4 million resulting from the issuance of our common stock, as discussed in more detail below. A portion of the proceeds from these transactions was used to satisfy the outstanding balance on our senior unsecured revolving line of credit. Please refer to the Statements of Cash Flows included in Item 8, “Financial Statements and Supplementary Data” of this report for additional information regarding the changes in our cash and cash equivalents.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide another source of liquidity, if needed.

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

To facilitate our access to the equity market, we filed an automatic shelf registration statement with the Securities and Exchange Commission (the “SEC”) during the fourth quarter of 2009 that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time. Pursuant to this automatic shelf registration, we filed a prospectus supplement and entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we had the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). From February 2, 2011 through December 31, 2011, we issued 1,516,379 shares of common stock at an average price of $32.69 per share pursuant to the ATM program for aggregate gross proceeds of $49.6 million and aggregate net proceeds of $48.4 million, after deducting commissions and other transaction costs of $1.2 million. There were no subsequent issuances pursuant to the ATM program through February 2, 2012, which was the date on which the ATM program expired.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases, for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Land and structures	$73,463	$49,867	$120,569
Tractors	69,837	35,777	33,072
Trailers	62,326	5,020	32,639
Technology	24,767	11,866	7,413
Other	28,391	5,000	17,663
Less: Proceeds from sale	(5,436)	(2,050)	(2,303)

Total	$253,348	$105,480	$209,053

Our capital expenditure requirements are generally based upon the projected increase in the number and size of service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. Our capital expenditures for tractors and trailers increased in 2011, as we needed equipment for anticipated growth as well as to replace equipment being retired through our normal replacement cycle. In comparison, we made use of available equipment capacity in 2010 and 2009 and were able to limit our purchases of these assets. The increase in our expenditures for other assets increased in 2011 due to increased purchases of forklifts, yard tractors and alternative energy-producing assets.

We currently estimate that capital expenditures, net of anticipated proceeds from dispositions, will be approximately $300 million to $350 million for the year ending December 31, 2012. Of our capital expenditures, approximately $90 million to $120 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities; approximately $195 million to $210 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $15 million to $20 million is allocated for investments in technology. We expect to fund these capital expenditures through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

Financing Agreements

We entered into a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement on August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the previous $225.0 million amended and restated senior unsecured revolving credit facility dated August 10, 2006. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million.

At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875%. The Applicable Margin Percentage was 1.125% for the period this Credit Agreement was in effect during 2011. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of Old Dominion would be required to guarantee payment of all of our obligations under the facility. The amounts outstanding and remaining borrowing capacity under our revolving credit facilities are presented below:

	December 31,
(In thousands)	2011	2010
Facility limit	$200,000	$225,000
Line of credit borrowings	0	(66,230)
Outstanding letters of credit	(49,878)	(49,605)

Total borrowing capacity	$150,122	$109,165

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.20% and 1.125%, respectively, for the period the Credit Agreement was in effect during 2011. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $262.9 million at December 31, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.17% and 5.54% at December 31, 2011 and 2010, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $20.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2011 or 2010, and we have no plans to declare or pay a dividend in 2012.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2011, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)

Long-term debt obligations, exclusive of interest	$262,857	$35,715	$71,428	$60,714	$95,000

Capital lease obligations, exclusive of interest	6,328	3,639	2,689	0	0

Operating lease obligations	73,312	16,256	22,121	11,319	23,616

Purchase obligations	55,138	55,138	0	0	0

Total	$397,635	$110,748	$96,238	$72,033	$118,616

(1)

Contractual obligations include long-term debt consisting of senior notes totaling $262.9 million; capital lease obligations for computer equipment; operating leases consisting primarily of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2012. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 to the Financial Statements included in Item 8 of this report.

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

We also maintain an allowance for estimated revenue adjustments resulting from future billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

Management believes the methodologies for estimating these allowances to be reliable based on the accuracy of our estimates in prior periods. As such, we do not anticipate any near-term changes in our methodologies for these estimates.

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, long-term disability, group health and dental not covered by insurance. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability, group health and dental, which are charged to employee benefits expense.

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

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12 years. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment but the results of these changes had less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations and net income in 2010 increased by approximately $12.7 million and $7.7 million, respectively.

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

Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various executive management positions and/or on our Board of Directors during 2011. We have entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon and David S. Congdon, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our Annual Meeting of Shareholders.

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

We purchased $278,000, $242,000 and $231,000 of maintenance and other services from Leasing in 2011, 2010 and 2009, respectively. We believe that the prices we pay for such services are no more than what would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $86,000 and $114,000 for leased equipment in 2010 and 2009, respectively. These payments were for long-term leases for tractors used in our linehaul operations. We received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions. We did not lease any equipment from Leasing in 2011.

We charged Leasing $18,000, $17,000 and $12,000 for the rental of property in 2011, 2010 and 2009, respectively. No other services were provided to Leasing for the years ended December 31, 2011, 2010 and 2009.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $6.6 million and $6.3 million at December 31, 2011 and 2010, respectively, and is included on our Balance Sheets under the caption “Other assets.” At December 31, 2011, these policies provided for an aggregate of $8.7 million in net death benefits due to the Company, of which we have endorsed $2.0 million to Mr. Congdon’s children.

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

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2011, the cash value for variable life insurance contracts was $17.2 million of the $27.6 million of aggregate cash values for all life insurance contracts included on our Balance Sheets. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $1.7 million impact on our operating income.

We are exposed to market risk for awards granted under the Old Dominion Freight Line, Inc. Phantom Stock Plan and the Old Dominion Freight Line, Inc. Director Phantom Stock Plan. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the closing price of our common stock at that date. At December 31, 2011, the total liability for awards granted under the Old Dominion Freight Line, Inc. Phantom Stock Plan and the Old Dominion Freight Line, Inc. Director Phantom Stock Plan totaled $10.9 million. A 10% change in the price of our common stock at December 31, 2011 would have had a $1.1 million impact on our operating income in 2011 with respect to these plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$75,850	$5,450
Customer receivables, less allowances of $9,173 and $8,475, respectively	213,481	172,989
Other receivables	4,441	7,711
Prepaid expenses and other current assets	18,614	17,766
Deferred income taxes	19,466	18,666

Total current assets	331,852	222,582

Property and equipment:
Revenue equipment	789,984	701,648
Land and structures	738,359	667,917
Other fixed assets	214,816	170,533
Leasehold improvements	5,773	4,421

Total property and equipment	1,748,932	1,544,519
Less: Accumulated depreciation	(621,982)	(580,303)

Net property and equipment	1,126,950	964,216

Goodwill	19,463	19,463
Other assets	34,809	33,620

Total assets	$1,513,074	$1,239,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,096	$29,221
Compensation and benefits	66,740	51,355
Claims and insurance accruals	35,934	33,927
Other accrued liabilities	20,686	18,413
Current maturities of long-term debt	39,354	37,130

Total current liabilities	204,810	170,046

Long-term debt	229,831	234,087
Other non-current liabilities	86,998	76,331
Deferred income taxes	134,916	90,768

Total long-term liabilities	451,745	401,186

Commitments and contingent liabilities	0	0

Total liabilities	656,555	571,232

Shareholders’ equity
Common stock - $0.10 par value, 70,000,000 shares authorized, 57,443,324 and 55,926,945 shares outstanding at December 31, 2011 and 2010, respectively	5,744	5,593
Capital in excess of par value	137,275	89,026
Retained earnings	713,500	574,030

Total shareholders’ equity	856,519	668,649

Total liabilities and shareholders’ equity	$1,513,074	$1,239,881

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2011	2010	2009
Revenue from operations	$1,882,541	$1,480,998	$1,245,005

Operating expenses:
Salaries, wages and benefits	956,079	808,819	718,744
Operating supplies and expenses	355,186	244,291	181,329
General supplies and expenses	49,900	41,580	35,013
Operating taxes and licenses	63,284	55,420	50,175
Insurance and claims	27,693	25,329	23,095
Communications and utilities	18,104	15,218	14,614
Depreciation and amortization	90,820	80,362	94,784
Purchased transportation	63,257	50,489	33,786
Building and office equipment rents	13,689	15,244	14,900
Miscellaneous expenses, net	10,457	6,507	8,174

Total operating expenses	1,648,469	1,343,259	1,174,614

Operating income	234,072	137,739	70,391

Non-operating expense (income):
Interest expense	14,067	12,613	13,041
Interest income	(180)	(148)	(43)
Other expense, net	101	848	228

Total non-operating expense	13,988	13,313	13,226

Income before income taxes	220,084	124,426	57,165
Provision for income taxes	80,614	48,775	22,294

Net income	$139,470	$75,651	$34,871

Earnings per share:
Basic	$2.44	$1.35	$0.62
Diluted	$2.44	$1.35	$0.62

Weighted average shares outstanding:
Basic	57,146,486	55,926,988	55,927,013
Diluted	57,146,486	55,926,988	55,927,013

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in Excess of	Retained
	Common Stock
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2008	55,927	$5,593	$89,028	$463,508	$558,129
Net income	0	0	0	34,871	34,871

Balance as of December 31, 2009	55,927	$5,593	$89,028	$498,379	$593,000
Net income	0	0	0	75,651	75,651
Purchase of fractional shares	0	0	(2)	0	(2)

Balance as of December 31, 2010	55,927	$5,593	$89,026	$574,030	$668,649
Issuance and sale of common stock	1,516	151	48,249	0	48,400
Net income	0	0	0	139,470	139,470

Balance as of December 31, 2011	57,443	$5,744	$137,275	$713,500	$856,519

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$139,470	$75,651	$34,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,820	80,362	94,784
Loss on sale of property and equipment	1,263	758	173
Deferred income taxes	43,348	7,624	10,778
Changes in assets and liabilities, net of acquisition effects:
Customer and other receivables, net	(40,414)	(36,169)	2,806
Prepaid expenses and other assets	(3,506)	(12,760)	(4,713)
Accounts payable	12,875	(4,247)	(7,531)
Compensation, benefits and other accrued liabilities	17,626	22,476	(10,746)
Claims and insurance accruals	6,696	3,831	3,274
Income taxes, net	3,224	(3,613)	2,812
Other liabilities	5,978	7,163	4,208

Net cash provided by operating activities	277,380	141,076	130,716

Cash flows from investing activities:
Purchase of property and equipment	(250,214)	(106,347)	(210,888)
Proceeds from sale of property and equipment	5,436	2,050	2,303
Proceeds from sale of short-term investment securities	0	0	4,861

Net cash used in investing activities	(244,778)	(104,297)	(203,724)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	96,010	0	0
Principal payments under long-term debt agreements	(40,382)	(36,681)	(11,972)
Net (payments) proceeds on revolving line of credit	(66,230)	1,183	65,047
Proceeds from stock issuance, net of issuance costs	48,400	0	0
Other financing activities, net	0	(2)	0

Net cash provided by (used in) financing activities	37,798	(35,500)	53,075

Increase (decrease) in cash and cash equivalents	70,400	1,279	(19,933)
Cash and cash equivalents at beginning of year	5,450	4,171	24,104

Cash and cash equivalents at end of year	$75,850	$5,450	$4,171

Income taxes paid	$34,579	$44,893	$9,027
Interest paid	$14,011	$13,561	$14,708
Capitalized interest	$895	$682	$1,654

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$8,570	$1,183	$468
Fair value of property exchanged	$0	$544	$1,277

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

Old Dominion is a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and value-added logistics services from a single integrated organization. In addition to our core LTL services, we offer our customers a broad range of logistics services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery and warehousing services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East.

We have one operating segment and no single customer that exceeds 10% of our revenue.

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

We also maintain an allowance for estimated revenue adjustments resulting from future billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

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

Depreciation expense, which includes the amortization of capital leases, was $89.9 million, $79.4 million and $93.9 million for 2011, 2010 and 2009, respectively.

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful life. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment but the results of these changes have less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations and net income in 2010 increased by approximately $12.7 million and $7.7 million, respectively.

Goodwill and Other Intangible Assets

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill and other intangible assets. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review our goodwill balance annually for impairment, unless circumstances dictate more frequent assessments. In 2011, we adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which allows us to first assess

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, we would not be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative review, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes events and circumstances for us to consider when conducting the qualitative assessment. In the fourth quarter of 2011, we performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the two-step goodwill impairment test. There has been no historical impairment of our goodwill balance since the acquisition of the goodwill.

Other intangible assets include the value of acquired customer lists and related non-compete agreements and are amortized on a straight-line basis over their estimated useful lives, none of which exceeds ten years. The gross carrying amount of our other intangible assets totaled $8.1 million as of December 31, 2011 and 2010. Accumulated amortization for these assets was $4.7 million and $3.8 million as of December 31, 2011 and 2010, respectively. The net carrying amounts of our other intangible assets are included in “Other assets” on our Balance Sheets. Amortization expense was $0.9 million for 2011, 2010 and 2009. Annual amortization expense for the next five years for these intangible assets is estimated to be:

(In thousands)
2012	$908
2013	$712
2014	$695
2015	$495
2016	$315

Long-Lived Assets

We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

We are self-insured for bodily injury and property damage (“BIPD”) claims up to $2.75 million per occurrence. Cargo loss and damage claims are self-insured up to $100,000 per occurrence. We are exposed to workers’ compensation claims up to $1.0 million per occurrence, through either self-insurance or insurance deductibles. In 2011, we self-insured our group health claims up to $375,000 per occurrence plus an aggregate $200,000 over this retention level. We self-insured long-term disability claims to a maximum of $3,000 per month for our salaried and non-salaried employees until April 2, 2010 and July 1, 2011, respectively. We subsequently began to offer elective coverage to our employees and, therefore, we have no liability for new long-term disability claims after those dates.

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, long-term disability, group health and dental not covered by insurance. These accruals include amounts for future claim development and claims incurred but not reported, which are primarily based on historical claims development experience. The related costs for cargo loss and damage and BIPD are charged to insurance and claims expense, while the related costs for workers’ compensation, long-term disability, group health and dental are charged to employee benefits expense.

We reserved $86.0 million and $79.3 million at December 31, 2011 and 2010, respectively, for self-insured claims and insurance reserves. The long-term portions of those reserves were $50.1 million and $45.4 million for 2011 and 2010, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $8.3 million, $6.3 million and $4.1 million for 2011, 2010 and 2009, respectively.

Fair Values of Financial Instruments

At December 31, 2011 and 2010, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximate their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $27.6 million and $25.8 million at December 31, 2011 and 2010, respectively, which approximates fair value. The fair value of the senior notes included in our long-term debt was estimated to be $270.3 million and $212.3 million at December 31, 2011 and 2010, respectively. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08, Testing Goodwill for Impairment, which provides amendments to the existing two-step goodwill impairment test as described in Topic 350, Intangibles—Goodwill and Other. The amendments permit a first assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. Although amendments of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, early adoption was permitted. We adopted the provisions of ASU 2011-08 in the fourth quarter of 2011 without a material impact on our financial position, results of operations or cash flows.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2011	2010
Senior notes	$262,857	$203,572
Revolving credit facility	0	66,230
Capitalized lease and other obligations	6,328	1,415

Total long-term debt	269,185	271,217
Less: Current maturities	(39,354)	(37,130)

Total maturities due after one year	$229,831	$234,087

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $262.9 million at December 31, 2011. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.17% and 5.54% at December 31, 2011 and 2010, respectively.

Included in our senior notes is $95.0 million related to a Note Purchase Agreement by and among the Company and the purchasers, dated as of January 3, 2011. Under this agreement, we issued $50.0 million of privately-placed Senior Notes, Tranche A (the “Tranche A Notes”) and $45.0 million of privately-placed Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”) on January 3, 2011. The Notes are unsecured and rank equally in right of repayment with the Company’s other senior unsecured indebtedness. The Tranche A Notes mature on January 3, 2018. The Company will pay interest on the unpaid balance of the Tranche A Notes at the rate of 4.00% per annum from the date of issuance. The Tranche B Notes mature on January 3, 2021. The Company will pay interest on the unpaid balance of the Tranche B Notes at the rate of 4.79% per annum from the date of issuance. The Company used a portion of the proceeds of the issuance of the Notes to refinance existing indebtedness, including paying down the outstanding balance on its senior unsecured revolving credit facility in January 2011.

We entered into a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement on August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. This Credit Agreement amended and restated the terms of the previous senior unsecured revolving credit facility dated August 10, 2006. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875%. The Applicable Margin Percentage was 1.125% for the period this Credit Agreement was in effect during 2011. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under the facility. There was no outstanding balance on the line of credit facility at December 31, 2011. The outstanding balance of borrowings on the line of credit facility was $66.2 million at December 31, 2010. There were $49.9 million and $49.6 million of outstanding letters of credit at December 31, 2011 and 2010, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees and letter of credit fees were 0.20% and 1.125%, respectively, for the period this Credit Agreement was in effect during 2011. In addition, the Company will pay to Wells Fargo for its own account as issuer of letters of credit (i) a facing fee with respect to each letter of credit in an amount equal to 0.125% of the daily average aggregate Stated Amount thereof, payable quarterly in arrears and calculated on an actual/360-day basis and (ii) such fees and charges customarily charged in connection with the issuance and administration of such letters of credit. Wells Fargo, as administrative agent, shall also receive an annual administrative fee for providing such services.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $20.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2011 or 2010, and we have no plans to declare or pay a dividend in 2012.

Our three outstanding senior note agreements and the Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements.

At December 31, 2010, the outstanding balance of borrowings on our previous line of credit facility of $66.2 million was reported as a long-term liability despite that facility’s maturity within one year of the balance sheet date, as we utilized a portion of the $95.0 million of proceeds obtained from privately-placed senior notes issued on January 3, 2011 to refinance the outstanding balance on the Credit Agreement.

Capitalized lease obligations are collateralized by property and equipment with a book value of $9.2 million at December 31, 2011.

As of December 31, 2011, aggregate maturities of long-term debt are as follows:

(In thousands)
2012	$39,354
2013	38,403
2014	35,714
2015	35,714
2016	25,000
Thereafter	95,000

$269,185

Note 3. Shareholders’ Equity

On February 2, 2011, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we had the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). The ATM program was conducted pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-162709), filed by the Company on October 28, 2009 with the SEC, and a prospectus supplement, filed by the Company on February 2, 2011 with the SEC. Sales of the Company’s common stock in the offering were made by means of ordinary brokers’ transactions on the Nasdaq, in privately negotiated transactions, or otherwise at prevailing market prices at the time of sale. Set forth below is information regarding our ATM program from February 2, 2011 through December 31, 2011.

Period	Aggregate Number of Shares Sold	Aggregate Gross Proceeds	Aggregate Net Proceeds	Average Sales Price Per Share
First quarter 2011	1,516,379	$49,575,000	$48,400,000	$32.69

There were no subsequent issuances pursuant to the ATM program through February 2, 2012, which was the date on which the ATM program expired.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 4. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 77 of our 216 service center locations at December 31, 2011.

Certain operating leases provide for renewal options. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

Assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2011	2010
Information systems	$12,232	$3,587
Less: Accumulated amortization	(3,065)	(2,360)

	$9,167	$1,227

Future minimum annual lease payments as of December 31, 2011 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
2012	$3,728	$16,256	$19,984
2013	2,730	12,682	15,412
2014	—	9,439	9,439
2015	—	6,193	6,193
2016	—	5,126	5,126
Thereafter	—	23,616	23,616

Total minimum lease payments	6,458	$73,312	$79,770

Less: Amount representing interest	(130)

Present value of capitalized lease obligations	$6,328

Aggregate expense under operating leases was $19.5 million, $21.0 million and $20.5 million for 2011, 2010 and 2009, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis.

Note 5. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Current:
Federal	$27,470	$34,255	$7,910
State	9,796	6,896	3,605

	37,266	41,151	11,515
Deferred:
Federal	39,934	6,695	9,752
State	3,414	929	1,027

	43,348	7,624	10,779

Total provision for income taxes	$80,614	$48,775	$22,294

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following is a reconciliation of the U.S. statutory federal income tax rates with our effective income tax rates for 2011, 2010 and 2009:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Tax provision at statutory rate on income before income taxes	$77,029	$43,549	$20,008
State income taxes, net of federal benefit	7,480	5,002	2,359
Meals and entertainment disallowance	721	616	521
Tax credits	(4,453)	(744)	(783)
Other, net	(163)	352	189

Total provision for income taxes	$80,614	$48,775	$22,294

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Claims and insurance reserves	$33,424	$30,823
Allowance for doubtful accounts	2,827	2,642
Accrued vacation	9,339	8,332
Deferred compensation	14,441	12,204
Other	11,036	6,652

Total deferred tax assets	71,067	60,653

Deferred tax liabilities:
Depreciation	(174,353)	(122,950)
Unrecognized revenue	(6,995)	(6,084)
Employee benefits	(3,421)	(2,544)
Other	(1,748)	(1,177)

Total deferred tax liabilities	(186,517)	(132,755)

Net deferred tax liability	$(115,450)	$(72,102)

Our net deferred tax liability consists of the following:

	December 31,
(In thousands)	2011	2010
Current deferred tax asset	$19,466	$18,666
Noncurrent deferred tax liability	(134,916)	(90,768)

Net deferred tax liability	$(115,450)	$(72,102)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2008 through 2011. We remain open to examination by state tax jurisdictions for tax years 2007 through 2011.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 6. Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various executive management positions and/or on our Board of Directors during 2011. We have entered into amended and restated employment agreements with Earl E. Congdon, John R. Congdon and David S. Congdon, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals in the proxy statement for our Annual Meeting of Shareholders.

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

We purchased $278,000, $242,000 and $231,000 of maintenance and other services from Leasing in 2011, 2010 and 2009, respectively. We believe that the prices we pay for such services are no more than what would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $86,000 and $114,000 for leased equipment in 2010 and 2009, respectively. These payments were for long-term leases for tractors used in our linehaul operations. We received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions. We did not lease any equipment from Leasing in 2011.

We charged Leasing $18,000, $17,000 and $12,000 for the rental of property in 2011, 2010 and 2009, respectively. No other services were provided to Leasing for the years ended December 31, 2011, 2010 and 2009.

Split Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $6.6 million and $6.3 million at December 31, 2011 and 2010, respectively, and is included on our Balance Sheets under the caption “Other assets.” At December 31, 2011, these policies provided for an aggregate of $8.7 million in net death benefits due to the Company, of which we have endorsed $2.0 million to Mr. Congdon’s children.

Note 7. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2011, 2010 and 2009 were $13.9 million, $7.6 million and $4.8 million, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded and the Company does not make a matching contribution to this plan. Although the plan is not funded, each participant is allowed to select one or more investments from the available options. Participant accounts are adjusted at the end of each fiscal quarter to reflect the performance of the selected investment options in which the participants’ accounts are deemed invested. The amounts owed to the participants totaled $24.6 million and $22.3 million at December 31, 2011 and 2010, respectively.

Note 8. Share-Based Compensation

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended effective January 1, 2009, May 18, 2009 and May 17, 2011 (the “Phantom Stock Plan”). Each share of phantom stock awarded to eligible employees under the Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) disability. No shares of common stock will be issued pursuant to the Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. The maximum number of shares of phantom stock available for awards under the Phantom Stock Plan is 562,500, subject to any change in the outstanding shares of our common stock. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting and have approved and awarded grants annually thereafter.

Phantom Stock Plan awards vest upon the earlier to occur of the following: the date of a change of control in our ownership; the fifth anniversary of the grant date of the award, provided the participant is employed by us on that date; the date of the participant’s death while employed by us; the date of the participant’s total disability; or the date the participant attains the age of 65 while employed by us. Awards that are not vested upon termination of employment are forfeited. If termination occurs prior to attaining the age of 55, all vested and unvested awards are generally forfeited unless the termination results from death or total disability. The Phantom Stock Plan does, however, provide the Board of Directors with discretionary authority to modify and/or accelerate the vesting of awards.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011 (the “Director Phantom Stock Plan” and together with the Phantom Stock Plan, the “Phantom Plans”). Under the Director Phantom Stock Plan, each non-employee eligible director shall be granted an annual award of phantom shares equal to $50,000 on the grant date. Prior to the 2011 grant, the annual award to each non-employee eligible director was equal to $30,000 on the grant date. For each vested share, participants are entitled to an amount in cash equal to the fair market value of a share of our common stock the on date service as a director terminates for any reason. No shares of common stock will be issued pursuant to the Director Phantom Stock Plan, as the awards are settled in cash. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and have approved and awarded grants annually thereafter.

Director Phantom Stock Plan awards vest upon the earlier to occur of the following: the one-year anniversary of the grant date; the date of the first annual meeting of shareholders that occurs after the grant date provided the participant is still in service as a director; the date of a change of control in our ownership provided that the participant is still in service as a director; or the date of the participant’s death or total disability while still in service as a director. Awards that are not vested upon termination of service as a director are forfeited.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2011 for the Phantom Plans is provided below. Of these awards, 134,584 and 124,994 phantom shares were vested at December 31, 2011 and 2010.

	Phantom Stock Plan	Director Phantom Stock Plan
Balance of shares outstanding at December 31, 2010	253,802	25,239
Granted	41,028	8,250
Settled	(13,381)	0

Balance of shares outstanding at December 31, 2011	281,449	33,489

Awards granted under the Phantom Plans are accounted for as a liability under The Financial Accounting Standards Board Accounting Standards Codification™ (“FASC”) 718, Compensation – Stock Compensation. FASC 718 requires changes in the fair value of our liability for the Phantom Plans to be recognized as compensation cost over the requisite service period for the percentage of requisite service rendered each period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period based on the closing price of our common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $10.9 million and $7.2 million at December 31, 2011 and 2010, respectively. Compensation costs related to the Phantom Plans totaled $4.2 million, $4.4 million and $1.3 million for 2011, 2010 and 2009, respectively. Unrecognized compensation cost related to all unvested shares as of December 31, 2011 was $2.9 million based on the price of our common stock on that date.

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

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2011 and 2010 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2011
Revenue	$422,679	$480,255	$494,475	$485,132	$1,882,541
Operating income	37,921	64,645	68,194	63,312	234,072
Net income	21,573	39,383	38,631	39,883	139,470
Net income per share:
Basic and diluted	0.38	0.69	0.67	0.69	2.44

2010
Revenue	$317,795	$368,250	$395,981	$398,972	$1,480,998
Operating income	16,375	40,011	43,384	37,969	137,739
Net income	7,701	21,513	24,381	22,056	75,651
Net income per share:
Basic and diluted	0.14	0.38	0.44	0.39	1.35

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 11. Subsequent Events

Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Old Dominion Freight Line, Inc. listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 29, 2012

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2011, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

February 29, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2012 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Code of Business Conduct,” and the information therein is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2012 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2012 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2012 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2012 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2011 and December 31, 2010

Statements of Operations – Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Statements of Cash Flows – Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)
	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
2009	$10,000	$4,493	$4,294	$10,199
2010	$10,199	$545	$3,944	$6,800
2011	$6,800	$3,200	$2,723	$7,277

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

OLD DOMINION FREIGHT LINE, INC.

Dated: February 29, 2012	By:	/s/ DAVID S. CONGDON
David S. Congdon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the	February 29, 2012
Earl E. Congdon	Board of Directors

/s/ DAVID S. CONGDON	Director, President and	February 29, 2012
David S. Congdon	Chief Executive Officer (Principal Executive Officer)

/s/ JOHN R. CONGDON	Vice Chairman of the Board	February 29, 2012
John R. Congdon	and Senior Vice President

/s/ J. PAUL BREITBACH	Director	February 29, 2012
J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	February 29, 2012
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 29, 2012
Robert G. Culp, III

/s/ JOHN D. KASARDA	Director	February 29, 2012
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 29, 2012
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 29, 2012
D. Michael Wray

/s/ J. WES FRYE	Senior Vice President – Finance	February 29, 2012
J. Wes Frye	and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President – Controller	February 29, 2012
John P. Booker III	(Principal Accounting Officer)

EXHIBIT INDEX

TO ANNUAL REPORT ON FORM 10-K

OLD DOMINION FREIGHT LINE, INC.

FOR YEAR ENDED DECEMBER 31, 2011

Exhibit No.	Description

3.1.1(c)	Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004)

3.2(l)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

4.6.10(d)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005

4.8(e)	Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated September 22, 2005

4.8.1(h)	First Amendment to the Credit Agreement among Wachovia Bank, National Association, as Agent, Bank of America, N.A., Branch Banking & Trust Company and Old Dominion Freight Line, Inc., dated April 21, 2006.

4.9(h)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006.

4.10(i)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006

4.10.1(q)	Amendment No. 1 to Amended and Restated Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wells Fargo Bank, National Association, as Agent, dated as of December 31, 2010

4.11(q)	Note Purchase Agreement by and among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011

4.12(t)	Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2011

10.17.1(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2004

10.17.2(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2004

10.17.3(b)*	Employment Agreement by and between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2004

10.17.6(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008

10.17.7(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008

10.17.8(j)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008

Exhibit No.	Description

10.17.10(p)*	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon

10.17.11(p)*	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and John R. Congdon

10.17.12(v)*	Second Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2012, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon

10.17.13(v)*	Second Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2012, by and between Old Dominion Freight Line, Inc. and John R. Congdon

10.18.3(k)*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan

10.18.4(k)*	Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement

10.18.5(m)*	Non-Executive Director Compensation Structure, effective January 1, 2008

10.18.6(s)*	Non-Executive Director Compensation Structure, effective January 1, 2011

10.18.7(s)*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011

10.19.1(f)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.2(f)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of May 16, 2005

10.19.3(g)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.19.4(m)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009

10.19.5(m)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of January 1, 2009

10.19.6(n)*	Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009

10.19.7(u)*	2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011

10.20.1(o)*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009)

10.20.2(g)*	Form of Annual Salary and Bonus Deduction Agreement

10.20.3*	Second Amendment to 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., as amended, effective November 10, 2011

10.21(j)*	Old Dominion Freight Line, Inc. Performance Incentive Plan

10.22 (r)	At-The-Market Equity Offering Sales Agreement, dated February 2, 2011, between Old Dominion Freight Line, Inc. and Stifel, Nicolaus & Company, Incorporated

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, (iv) the Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, and (v) the Notes to the Financial Statements

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended (SEC File: 33-42631)
(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 10, 2004
(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004
(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005
(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 28, 2005
(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005
(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006
(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006
(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006
(j)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on June 3, 2008
(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008
(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 21, 2009
(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009
(n)	Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009
(o)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009
(p)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 28, 2010
(q)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011
(r)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 2, 2011
(s)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(t)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2011

(u)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011
(v)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 6, 2012
*	Denotes an executive compensation plan or agreement
**	The XBRL-related information has been furnished electronically herewith. This exhibit, regardless of whether it is an exhibit to a document incorporated by reference into any of our filings and except to the extent specifically stated otherwise, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.