Form 10-Q
period 2012-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2012-05-08
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 0-19582
_________________________________
OLD DOMINION FREIGHT LINE, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

VIRGINIA	56-0751714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Old Dominion Way
Thomasville, NC 27360
(Address of principal executive offices)
(Zip Code)
(336) 889-5000
(Registrant’s telephone number, including area code)
 _________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2012 there were 57,443,324 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2012	December 31,
(In thousands, except share and per share data)	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$54,219	$75,850
Customer receivables, less allowances of $9,114 and $9,173, respectively	228,398	213,481
Other receivables	2,252	4,441
Prepaid expenses and other current assets	23,381	18,614
Deferred income taxes	19,650	19,466
Total current assets	327,900	331,852

Property and equipment:
Revenue equipment	833,599	789,984
Land and structures	767,513	738,359
Other fixed assets	213,548	214,816
Leasehold improvements	5,827	5,773
Total property and equipment	1,820,487	1,748,932
Accumulated depreciation	(630,350)	(621,982)
Net property and equipment	1,190,137	1,126,950

Goodwill	19,463	19,463
Other assets	36,692	34,809
Total assets	$1,574,192	$1,513,074

Note: The Condensed Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	March 31,
	2012	December 31,
(In thousands, except share and per share data)	(Unaudited)	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,677	$42,096
Compensation and benefits	69,614	66,740
Claims and insurance accruals	38,040	35,934
Other accrued liabilities	49,851	20,686
Current maturities of long-term debt	39,086	39,354
Total current liabilities	251,268	204,810

Long-term liabilities:
Long-term debt	219,117	229,831
Other non-current liabilities	94,836	86,998
Deferred income taxes	121,357	134,916
Total long-term liabilities	435,310	451,745

Commitments and contingent liabilities	—	—
Total liabilities	686,578	656,555

Shareholders’ equity:
Common stock - $0.10 par value, 70,000,000 shares authorized, 57,443,324 shares outstanding at March 31, 2012 and December 31, 2011	5,744	5,744
Capital in excess of par value	137,275	137,275
Retained earnings	744,595	713,500
Total shareholders’ equity	887,614	856,519
Total liabilities and shareholders’ equity	$1,574,192	$1,513,074

Note: The Condensed Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2012	2011
Revenue from operations	$497,140	$422,679

Operating expenses:
Salaries, wages and benefits	257,989	221,498
Operating supplies and expenses	94,216	82,633
General supplies and expenses	14,152	11,566
Operating taxes and licenses	16,356	15,529
Insurance and claims	7,683	7,192
Communications and utilities	4,854	4,550
Depreciation and amortization	25,544	21,121
Purchased transportation	16,231	14,290
Building and office equipment rents	3,268	3,387
Miscellaneous expenses, net	2,629	2,992
Total operating expenses	442,922	384,758

Operating income	54,218	37,921

Non-operating expense (income):
Interest expense	3,219	3,876
Interest income	(52)	(19)
Other income, net	(346)	(1,418)
Total non-operating expense	2,821	2,439

Income before income taxes	51,397	35,482

Provision for income taxes	20,302	13,909

Net income	$31,095	$21,573

Earnings per share:
Basic	$0.54	$0.38
Diluted	$0.54	$0.38

Weighted average shares outstanding:
Basic	57,443,324	56,255,970
Diluted	57,443,324	56,255,970

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$31,095	$21,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,544	21,121
Loss on sale of property and equipment	474	517
Deferred income taxes	(13,743)	(4,646)
Other operating activities, net	34,957	35,242
Net cash provided by operating activities	78,327	73,807

Cash flows from investing activities:
Purchase of property and equipment	(89,393)	(58,450)
Proceeds from sale of property and equipment	628	1,237
Net cash used in investing activities	(88,765)	(57,213)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	6	95,000
Principal payments under long-term debt agreements	(11,199)	(11,071)
Net payments on revolving line of credit	—	(66,230)
Proceeds from stock issuance, net of issuance costs	—	48,400
Net cash (used in) provided by financing activities	(11,193)	66,099

(Decrease) increase in cash and cash equivalents	(21,631)	82,693
Cash and cash equivalents at beginning of period	75,850	5,450
Cash and cash equivalents at end of period	$54,219	$88,143

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$211	$—

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited, interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and, in management’s opinion, contain all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.
The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2012 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2012.
The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2011.
There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2011.
Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.
Fair Values of Financial Instruments
At March 31, 2012 and December 31, 2011, the carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximate their fair value due to the short maturities of these instruments. The cash surrender value relating to Company-owned life insurance contracts is included in “Other assets” on our Balance Sheets and totaled $30.2 million and $27.6 million at March 31, 2012 and December 31, 2011, respectively, which approximates fair value. The carrying value of the senior notes included in our long-term debt was $252.1 million and $262.9 million at March 31, 2012 and December 31, 2011, respectively. The fair value of these senior notes was estimated to be $263.1 million and $270.3 million at March 31, 2012 and December 31, 2011, respectively. The fair value measurement of our senior notes is based upon undiscounted cash flows at market interest rates for similar issuances of private debt. Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).
Earnings Per Share
Earnings per common share is computed using the weighted average number of common shares outstanding during the period.
Comprehensive Income
The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to create a consistent framework for the application of fair value measurement across jurisdictions. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted the amendments of ASU 2011-04 in the first quarter of 2012 without a material impact on our financial position, results of operations or cash flows.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2. Long-Term Debt
Long-term debt consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Senior notes	$252,143	$262,857
Capitalized lease and other obligations	6,060	6,328
Total long-term debt	258,203	269,185
Less: Current maturities	(39,086)	(39,354)
Total maturities due after one year	$219,117	$229,831

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $252.1 million and $262.9 million at March 31, 2012 and December 31, 2011, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.14% and 5.17% at March 31, 2012 and December 31, 2011, respectively.
We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875%. The Applicable Margin Percentage was 1.125% for the period this Credit Agreement was in effect during the first quarter of 2012. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.
There was no outstanding balance on the line of credit facility at March 31, 2012 or December 31, 2011. There were $49.9 million of outstanding letters of credit at March 31, 2012 and December 31, 2011.
Note 3. Commitments and Contingencies
We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position, results of operations or cash flows.
Note 4. Subsequent Events
Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other value-added services from a single integrated organization. In addition to our core LTL services, we offer our customers a broad range of value-added services including ground and air expedited transportation, supply chain consulting, transportation management, truckload brokerage, container delivery, warehousing and consumer household moving services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. More than 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•
Revenue Per Hundredweight - This measurement reflects our pricing policies, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight measurements results in a better indicator of changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

•
Weight Per Shipment - Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers' products and overall increased economic activity.

•
Average Length of Haul - We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By analyzing this metric, we can determine the success and growth potential of our service products in these markets.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2012	2011
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	51.9	52.4
Operating supplies and expenses	19.0	19.5
General supplies and expenses	2.8	2.7
Operating taxes and licenses	3.3	3.7
Insurance and claims	1.5	1.7
Communications and utilities	1.0	1.1
Depreciation and amortization	5.1	5.0
Purchased transportation	3.3	3.4
Building and office equipment rents	0.7	0.8
Miscellaneous expenses, net	0.5	0.7
Total operating expenses	89.1	91.0

Operating income	10.9	9.0

Interest expense, net *	0.6	0.9
Other income, net	(0.0)	(0.3)

Income before income taxes	10.3	8.4

Provision for income taxes	4.0	3.3

Net income	6.3%	5.1%

 * For the purpose of this table, interest expense is presented net of interest income.

Results of Operations
Key financial and operating metrics for the three-month periods ended March 31, 2012 and 2011 are presented below:

	Three Months Ended
	March 31,
	2012	2011	Change	% Change
Work days	64	64	—	—
Revenue (in thousands)	$497,140	$422,679	$74,461	17.6%
Operating ratio	89.1%	91.0%	(1.9)%	(2.1)%
Net income (in thousands)	$31,095	$21,573	$9,522	44.1%
Diluted earnings per share	$0.54	$0.38	$0.16	42.1%
Total tons (in thousands)	1,659	1,499	160	10.7%
Shipments (in thousands)	1,873	1,710	163	9.5%
Weight per shipment (pounds)	1,771	1,753	18	1.0%
Revenue per hundredweight	$15.05	$14.27	$0.78	5.5%
Revenue per shipment	$266.58	$250.21	$16.37	6.5%
Average length of haul (miles)	945	961	(16)	(1.7)%

For the first quarter of 2012, we produced the highest quarterly revenue in our 78-year history, and our highest earnings and best operating ratio for a first quarter period. As compared to the first quarter of 2011, net income increased 44.1% to $31.1 million and diluted earnings per share increased 42.1% to $0.54. This performance extends the earnings momentum we have built over the past two years and reflects the ninth straight quarter with improvement in both tonnage and revenue per hundredweight when compared to the comparable quarter of the prior year. We believe our tonnage gain is primarily the result of our ongoing ability to win market share by providing superior service at fair and consistent pricing. The superior quality of our service is validated by our 99% on-time delivery performance and 0.47% cargo claims ratio, which is net cargo claims paid as a percent of revenue. We believe our customers appreciate the value of our service, which provides further opportunities to increase our market share.

Revenue
First quarter 2012 revenue increased to $497.1 million, or 17.6% over the first quarter of 2011. This increase resulted from growth in tonnage and improvements in revenue per hundredweight. Tonnage grew 10.7% over the prior-year quarter as result of a 9.5% increase in shipments and a 1.0% increase in weight per shipment. While we primarily attribute our first quarter tonnage growth to increased market share, we believe there was also a marginal improvement in the overall demand for our domestic LTL service due to an improving economy.

Revenue per hundredweight for the first quarter of 2012 was $15.05, a 5.5% increase over the prior-year quarter. This increase reflects an improving pricing environment that has supported industry price increases and fuel surcharges. Revenue per hundredweight is a good indicator of pricing trends, but this metric can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and the mix of our freight. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates. Changes in the mix of freight and increases in our fuel surcharges had a favorable impact on our revenue per hundredweight in the first quarter of 2012; however, the 1.7% decrease in our length of haul and the 1.0% increase in our weight per shipment had the effect of lowering this metric.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue increased to 16.9% of our total revenue for the first quarter of 2012 from 15.5% in the first quarter of 2011. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. These surcharges are generally considered to be a measure of the fluctuation in the cost of the petroleum products that we use in our operations. We regularly monitor the components of our pricing for each customer, which include base rates and fuel surcharges. As a result, we address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses
Salaries, wages and benefits increased $36.5 million, or 16.5% from the first quarter of 2011, which compared favorably to our revenue increase of 17.6%. Excluding benefits, our salary and wage costs increased $22.7 million, or 13.6% from the first quarter of 2011, primarily as a result of the additional labor required to process the increase in shipments as well as wage increases provided to employees in September 2011. Driver wages increased $12.0 million, or 13.8%, and platform wages increased $2.7 million, or 10.1% over the prior-year comparable quarter. Salaried and clerical wages also increased $7.2 million, or 14.8%, primarily due to increases in full-time employees and performance-based incentive compensation. While our overall salary and wage costs increased, our full-time headcount only increased 6.6% between the comparable periods, which reflects the productivity improvements we made in many areas of our operations. P&D shipments per hour increased 2.2%, P&D stops per hour increased 2.0% and platform pounds per hour increased 6.9%. While we recognize these metrics benefited from the mild winter weather in 2012, much of the improvement was due to increased density and our continued focus on efficiency.
Our benefit costs increased $13.8 million, or 25.5%, over the first quarter of 2011 primarily due to the increase in the number of full-time employees eligible for our benefits and an increase in our group health and dental costs. Our group health and dental costs increased $6.6 million, or 36.6%, over the prior-year comparable quarter due largely to an 89.4% increase in payments for claims in excess of $50,000. In addition, we experienced a 15.7% increase in plan participants as compared to the prior-year quarter that exceeded the 6.6% increase in our full-time employees. Many of these new participants were enrolled as dependents under the 2010 Patient Protection and Affordable Care Act that requires us to provide dependent coverage until the age of 26.

Operating supplies and expenses increased $11.6 million, or 14.0% as compared to the first quarter of 2011. This increase is primarily the result of higher diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. Our diesel fuel costs, excluding fuel taxes, increased 18.0% over the first quarter of 2011 due to both increases in our average price per gallon and increased fuel consumption. We do not use diesel fuel hedging instruments and are therefore subject to market fluctuations, which we attempt to offset with additional revenue generated by fuel surcharges.

Depreciation and amortization expense increased to 5.1% of revenue in the first quarter of 2012 from 5.0% for the first quarter of 2011 despite the increase in tonnage and density during the quarter. The increase in these costs is the result of capital expenditures of $258.8 million and $89.6 million in 2011 and the first quarter of 2012, respectively. We continue to invest aggressively in both our infrastructure and our fleet to provide sufficient capacity to sustain our growth objectives and to also refresh our fleet of tractors and trailers. As a result, our capital expenditures for 2012 are expected to exceed those in 2011 and, therefore, our depreciation costs for future periods are projected to increase.

Our effective tax rate for the first quarter of 2012 was 39.5% as compared to 39.2% for the first quarter of 2011. The increase in our effective tax rate was primarily due to the expiration, on December 31, 2011, of alternative fuel tax credits for the use of propane in our operations. Our effective tax rate for 2012 exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources
A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Cash and cash equivalents at beginning of period	$75,850	$5,450
Cash flows provided by (used in):
Operating activities	78,327	73,807
Investing activities	(88,765)	(57,213)
Financing activities	(11,193)	66,099
(Decrease) increase in cash and cash equivalents	(21,631)	82,693
Cash and cash equivalents at end of period	$54,219	$88,143

The changes in our cash flows provided by operating activities between the periods presented above are due primarily to the improvement in our net income, which is described above in “Results of Operations.” However, our cash from operations was impacted by a decrease in deferred taxes during the first quarter of 2012. This decrease was primarily due to timing differences between book and tax depreciation that were the result of 100% bonus depreciation rules used for tax depreciation in 2011.

Changes in cash flows used in investing activities are primarily due to an increase in our planned capital expenditures for 2012, which are described in more detail below.

Changes in cash flows related to financing activities are the result of specific financing transactions that occurred in the first quarter of 2011. These transactions included the issuance of $95.0 million in long-term debt for which a portion of the proceeds were used to repay the $66.2 million of outstanding borrowings on our revolving line of credit. In addition, we received $48.4 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering program.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide another source of liquidity, if needed. To facilitate our access to the equity market, we filed an automatic shelf registration statement with the Securities and Exchange Commission that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time.

Capital Expenditures
The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through capital leases, for the three-month period ended March 31, 2012 and the years ended December 31, 2011, 2010 and 2009:

	YTD	Year Ended December 31,
(In thousands)	March 31, 2012	2011	2010	2009
Land and structures	$29,282	$73,463	$49,867	$120,569
Tractors	34,047	69,837	35,777	33,072
Trailers	17,961	62,326	5,020	32,639
Technology	4,597	24,767	11,866	7,413
Other	3,717	28,391	5,000	17,663
Proceeds from sales	(628)	(5,436)	(2,050)	(2,303)
Total	$88,976	$253,348	$105,480	$209,053

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted revenue growth. These requirements can vary from year to year depending upon our needs for and the availability of property and equipment.
We currently estimate capital expenditures, net of anticipated proceeds from dispositions, will be approximately $300 million to $350 million for the year ending December 31, 2012. Of our capital expenditures, approximately $90 million to $120 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $195 million to $210 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $15 million to $20 million is allocated for investments in technology. We expect to fund these capital expenditures through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if necessary. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements
We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	March 31, 2012	December 31, 2011
Facility limit	$200,000	$200,000
Outstanding letters of credit	(49,878)	(49,878)
Available borrowing capacity	$150,122	$150,122

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $252.1 million and $262.9 million at March 31, 2012 and December 31, 2011, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.14% and 5.17% at March 31, 2012 and December 31, 2011, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.
Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first three months of 2012, and we have no plans to declare or pay a dividend during the remainder of 2012.
A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2012, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies
In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information
Forward-looking statements appear in this report, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

•	the costs and potential adverse impact associated with the continued implementation of the safety monitoring system of the Federal Motor Carrier Safety Administration;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the concentration of our stock ownership with the Congdon family;

•	the impact caused by potential disruptions to our information technology systems;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties indicated from time to time in our SEC filings.
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
We are exposed to interest rate risk directly related to loans under our senior unsecured revolving credit agreement, which have variable interest rates. There were no loans outstanding under the credit agreement at March 31, 2012 or December 31, 2011. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage our exposure to market risk and use major institutions that we believe are creditworthy to minimize credit risk.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position, results of operations or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101(a)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to the Condensed Financial Statements

(a)
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

OLD DOMINION FREIGHT LINE, INC.
DATE:	May 8, 2012	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 8, 2012	/s/ JOHN P. BOOKER, III
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

101(a)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to the Condensed Financial Statements

(a)
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