Form 10-Q
period 2012-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2012-08-09
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2012 there were 57,443,324 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2012	December 31,
(In thousands, except share and per share data)	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$11,015	$75,850
Customer receivables, less allowances of $9,433 and $9,173, respectively	241,433	213,481
Other receivables	2,573	4,441
Prepaid expenses and other current assets	25,369	18,614
Deferred income taxes	20,768	19,466
Total current assets	301,158	331,852

Property and equipment:
Revenue equipment	894,399	789,984
Land and structures	803,647	738,359
Other fixed assets	224,824	214,816
Leasehold improvements	5,918	5,773
Total property and equipment	1,928,788	1,748,932
Accumulated depreciation	(646,279)	(621,982)
Net property and equipment	1,282,509	1,126,950

Goodwill	19,463	19,463
Other assets	36,514	34,809
Total assets	$1,639,644	$1,513,074

Note: The Condensed Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	June 30,
	2012	December 31,
(In thousands, except share and per share data)	(Unaudited)	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,540	$42,096
Compensation and benefits	75,364	66,740
Claims and insurance accruals	39,804	35,934
Other accrued liabilities	26,950	20,686
Current maturities of long-term debt	39,796	39,354
Total current liabilities	244,454	204,810

Long-term liabilities:
Long-term debt	228,147	229,831
Other non-current liabilities	97,717	86,998
Deferred income taxes	133,880	134,916
Total long-term liabilities	459,744	451,745

Commitments and contingent liabilities	—	—
Total liabilities	704,198	656,555

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 57,443,324 shares outstanding at June 30, 2012 and 70,000,000 shares authorized, 57,443,324 shares outstanding at December 31, 2011	5,744	5,744
Capital in excess of par value	137,275	137,275
Retained earnings	792,427	713,500
Total shareholders’ equity	935,446	856,519
Total liabilities and shareholders’ equity	$1,639,644	$1,513,074

Note: The Condensed Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Revenue from operations	$541,505	$480,255	$1,038,645	$902,934

Operating expenses:
Salaries, wages and benefits	268,502	239,376	526,491	460,874
Operating supplies and expenses	93,691	90,697	187,907	173,330
General supplies and expenses	15,937	13,201	30,089	24,767
Operating taxes and licenses	17,145	15,890	33,501	31,419
Insurance and claims	7,652	7,529	15,335	14,721
Communications and utilities	4,699	4,433	9,553	8,983
Depreciation and amortization	26,524	22,013	52,068	43,134
Purchased transportation	18,645	16,778	34,876	31,068
Building and office equipment rents	3,457	3,500	6,725	6,887
Miscellaneous expenses, net	2,665	2,193	5,294	5,185
Total operating expenses	458,917	415,610	901,839	800,368

Operating income	82,588	64,645	136,806	102,566

Non-operating expense (income):
Interest expense	2,685	3,464	5,904	7,340
Interest income	(33)	(14)	(85)	(33)
Other expense (income), net	875	362	529	(1,056)
Total non-operating expense	3,527	3,812	6,348	6,251

Income before income taxes	79,061	60,833	130,458	96,315

Provision for income taxes	31,229	21,450	51,531	35,359

Net income	$47,832	$39,383	$78,927	$60,956

Earnings per share:
Basic	$0.83	$0.69	$1.37	$1.07
Diluted	$0.83	$0.69	$1.37	$1.07

Weighted average shares outstanding:
Basic	57,443,324	57,443,324	57,443,324	56,849,647
Diluted	57,443,324	57,443,324	57,443,324	56,849,647

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$78,927	$60,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,068	43,134
Loss on sale of property and equipment	844	783
Deferred income taxes	(2,338)	15,125
Other operating activities, net	14,921	(818)
Net cash provided by operating activities	144,422	119,180

Cash flows from investing activities:
Purchase of property and equipment	(210,019)	(142,445)
Proceeds from sale of property and equipment	3,098	4,054
Net cash used in investing activities	(206,921)	(138,391)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	412	96,514
Principal payments under long-term debt agreements	(36,778)	(36,259)
Net proceeds (payments) from revolving line of credit	34,030	(66,230)
Proceeds from stock issuance, net of issuance costs	—	48,400
Net cash (used in) provided by financing activities	(2,336)	42,425

(Decrease) increase in cash and cash equivalents	(64,835)	23,214
Cash and cash equivalents at beginning of period	75,850	5,450
Cash and cash equivalents at end of period	$11,015	$28,664

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$1,094	$—

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2012 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2012.

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

Fair Values of Financial Instruments

The carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximate their fair value due to the short maturities of these instruments. The carrying value of our long-term debt was $267.9 million and $269.2 million at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of our long-term debt was $280.5 million and $276.6 million at June 30, 2012 and December 31, 2011, respectively. The fair value measurement of our senior notes is based upon undiscounted cash flows at market interest rates for similar issuances of private debt. Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”). The fair value of our other long-term debt approximates carrying value.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Senior notes	$227,143	$262,857
Revolving credit facility	34,030	—
Capitalized leases and other obligations	6,770	6,328
Total long-term debt	267,943	269,185
Less: Current maturities	(39,796)	(39,354)
Total maturities due after one year	$228,147	$229,831

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $227.1 million and $262.9 million at June 30, 2012 and December 31, 2011, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.07% and 5.17% at June 30, 2012 and December 31, 2011, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875%. The Applicable Margin Percentage was 1.125% from January 1, 2012 to April 8, 2012 and decreased to 1.00% from April 9, 2012 to June 30, 2012. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance of borrowings on the line of credit facility was $34.0 million at June 30, 2012. There were $52.6 million and $49.9 million of outstanding letters of credit at June 30, 2012 and December 31, 2011, respectively.

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

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•
Revenue Per Hundredweight - This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Changes in the class, packaging of the freight and length of haul of the shipment can also affect this average. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight metrics results in a better indicator of changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

•
Weight Per Shipment - Fluctuations in weight per shipment can indicate changes in the class, or mix, of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers' products and overall increased economic activity. Changes in weight per shipment generally have an inverse effect on our revenue per hundredweight, as an increase in weight per shipment will typically cause a decrease in revenue per hundredweight.

•
Average Length of Haul - We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. By analyzing this metric, we can determine the success and growth potential of our service products in these markets. Changes in length of haul generally have a direct effect on our revenue per hundredweight, as an increase in length of haul will typically cause an increase in revenue per hundredweight.

Our primary revenue focus is to increase our “density,” our shipment and tonnage growth within our existing infrastructure, which allows us to maximize our asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density, it is critical for us to obtain an appropriate yield on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in density are key components in our ability to produce profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	49.6	49.8	50.7	51.0
Operating supplies and expenses	17.3	18.9	18.1	19.2
General supplies and expenses	2.9	2.7	2.9	2.7
Operating taxes and licenses	3.2	3.3	3.2	3.5
Insurance and claims	1.4	1.6	1.5	1.6
Communications and utilities	0.9	0.9	0.9	1.0
Depreciation and amortization	4.9	4.6	5.0	4.8
Purchased transportation	3.4	3.5	3.4	3.4
Building and office equipment rents	0.6	0.7	0.6	0.8
Miscellaneous expenses, net	0.5	0.5	0.5	0.6
Total operating expenses	84.7	86.5	86.8	88.6

Operating income	15.3	13.5	13.2	11.4

Interest expense, net *	0.5	0.7	0.6	0.8
Other expense (income), net	0.2	0.1	0.0	(0.1)

Income before income taxes	14.6	12.7	12.6	10.7

Provision for income taxes	5.8	4.5	5.0	3.9

Net income	8.8%	8.2%	7.6%	6.8%

 * For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three- and six-month periods ended June 30, 2012 and 2011 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
Work days	64	64	—%	128	128	—%
Revenue (in thousands)	$541,505	$480,255	12.8%	$1,038,645	$902,934	15.0%
Operating ratio	84.7%	86.5%	(2.1)%	86.8%	88.6%	(2.0)%
Net income (in thousands)	$47,832	$39,383	21.5%	$78,927	$60,956	29.5%
Diluted earnings per share	$0.83	$0.69	20.3%	$1.37	$1.07	28.0%
Total tons (in thousands)	1,779	1,632	9.0%	3,437	3,131	9.8%
Shipments (in thousands)	2,002	1,844	8.6%	3,875	3,554	9.0%
Weight per shipment (lbs.)	1,777	1,770	0.4%	1,774	1,762	0.7%
Revenue per hundredweight	$15.24	$14.74	3.4%	$15.15	$14.52	4.3%
Revenue per shipment	$270.71	$260.87	3.8%	$268.71	$255.74	5.1%
Average length of haul (miles)	940	953	(1.4)%	943	957	(1.5)%

The second quarter of 2012 reflects the highest quarterly revenue and earnings as well as the best quarterly operating ratio in our 78-year history. Our results have been consistently driven by strong revenue growth from increased tonnage and improvement in the overall pricing for our services. While our overall pricing improved, we believe we continued to maintain our value proposition in the marketplace by providing outstanding on-time and claims-free service at a fair and equitable price. In providing this value, we continue to be successful in winning market share that also contributes to the increased efficiency of our operating structure. As a result of these factors, our operating ratio improved 180 basis points to 84.7% for the second quarter of 2012 and our net income increased 21.5% to $47.8 million from $39.4 million in the second quarter of 2011. When compared to the same quarter of the prior year, these quarterly results represent the tenth consecutive quarter of improvement in our operating ratio and double-digit growth in net income. The second quarter of 2012 extended our first quarter operating momentum and for the six-month period we produced a 15.0% increase in revenue to $1.0 billion and a 29.5% increase in net income to $78.9 million.

Revenue

Revenue increased 12.8% and 15.0% for the second quarter and first half of 2011, respectively, resulting from increases in tonnage, pricing and fuel surcharges. Tonnage increased 9.0% and 9.8% for the three- and six-month periods ended June 30, 2012, respectively, due to increases in shipments and weight per shipment for both periods. We primarily attribute the increases in tonnage to increased market share, as our growth exceeded industry levels. Tonnage for the first half of 2012 also benefited from a relatively stable economy; however, we believe there was some softening in the economic environment during the second quarter based on internal metrics and other economic indicators. Assuming no further deterioration in the economy, we believe our differentiated competitive position will allow us to continue to increase our market share and produce further tonnage gains in the third quarter of 2012.

Revenue per hundredweight for the second quarter of 2012 was $15.24, a 3.4% increase over the prior-year quarter. For the first half of 2012, revenue per hundredweight increased 4.3% to $15.15. These increases reflect our ability to obtain price increases that are necessary to help offset rising costs and allow us to invest in our people, equipment and infrastructure. We believe our prices are competitive and, combined with the quality of our service, provide an unmatched value proposition in our industry. Our ability to obtain these increases was also supported by an improved industry pricing environment as supply and demand continue to align. Revenue per hundredweight is a commonly-used indicator of pricing trends, but this metric can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and the mix of our freight. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 16.6% of our total revenue for the second quarter of 2012 from 17.2% for the same period in 2011. Fuel surcharge revenue increased to 16.7% of our total revenue for the first half of 2012 from 16.4% for the same period of the prior year. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Therefore, the fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $29.1 million, or 12.2% from the second quarter of 2011 due to a $19.9 million increase in the costs for salaries and wages and a $9.2 million increase in benefit costs. Salaries, wages and benefits increased $65.6 million, or 14.2% from the first half of 2011 due to a $42.5 million increase in the costs for salaries and wages and a $23.1 million increase in benefit costs. The increases in the costs for our salaries and wages, excluding benefits, were due to a 5.4% and 6.0% increase in full-time employees over the comparable prior-year quarter and six-month period, the impact of the wage increase provided to employees in September 2011 and increases in performance-based compensation. The increase in our headcount was required to meet the increase in shipments while also ensuring sufficient capacity for future growth. As a result, our direct labor costs for drivers, platform employees and fleet technicians increased $15.3 million and $30.7 million for the second quarter and first half of 2012, respectively. Our wage costs did benefit, however, from the increased density resulting from the increase in tonnage and our continued focus on efficiency. P&D shipments per hour, P&D stops per hour and platform pounds per hour for the second quarter of 2012 increased 1.1%, 1.3% and 4.1%, respectively, from the prior-year period. These same metrics increased 1.6%, 1.3% and 5.5%, respectively, from the first six months of 2011.

The increases in our benefit costs are primarily due to the increase in the number of full-time employees eligible for our benefits and an increase in our group health and dental costs. The costs for our group health and dental plan increased $6.4 million, or 34.1%, and $12.9 million, or 35.3%, over the second quarter and first half of 2011, respectively. We experienced increases in both our cost per plan participant and the number of plan participants for both of the periods compared. Our participant count exceeded the increase in full-time employees, as many of these new participants were enrolled as dependents under the 2010 Patient Protection and Affordable Care Act that requires us to, among other mandates, provide dependent coverage until the age of 26. We believe these trends could continue and result in higher benefit costs for future periods of 2012 as compared to the prior year.

Operating supplies and expenses improved to 17.3% and 18.1% of revenue for the second quarter and first half of 2012, respectively, from 18.9% and 19.2% for the comparable periods of the prior year. These changes are primarily the result of improvements as a percent of revenue in our diesel fuel costs, excluding fuel taxes, which is the largest component of operating supplies and expenses. Our usage during the second quarter and first half of 2012 increased 5.3% and 6.4%, respectively, which compares favorably to the increase in our intercity miles of 8.1% and 10.0%, respectively, for those same periods. This improvement was due to the increase in our density, the use of more fuel efficient equipment and other operational initiatives that have contributed to an increase in our overall miles per gallon. The impact of diesel fuel pricing in 2012 on operating supplies and expenses has been mixed when compared to the prior-year periods as our price per gallon decreased 4.0% in the second quarter of 2012 but increased 2.1% for the comparable six-month period. We do not use diesel fuel hedging instruments and are therefore subject to market fluctuations, which we attempt to offset with additional revenue generated by fuel surcharges and operational efficiencies.

General supplies and expenses increased to 2.9% for both the second quarter and first six months of 2012 from 2.7% for both of the comparable periods of 2011. The increases for these periods are primarily due to increased marketing and advertising expenditures. We increased the scope of our marketing and advertising budget in 2012, which we believe improved our brand recognition leading to increased market share.

Depreciation and amortization expense increased to 4.9% and 5.0% of revenue for the second quarter and first half of 2012, respectively, from 4.6% and 4.8% for the comparable periods of 2011. These costs increased as a percent of revenue despite the increase in revenue and tonnage during the comparable periods due primarily to our capital expenditure program and higher unit costs for new equipment. Due primarily to emission standard requirements, the cost of a new tractor is approximately $40,000 higher than the tractors we purchased 10 years ago, which are currently being replaced in our fleet. We continue to aggressively invest in both our infrastructure and our fleet to provide sufficient capacity to sustain our growth objectives and to also refresh our fleet of tractors and trailers. As a result of our anticipated growth and these investments, we expect our depreciation expense to increase in future periods.

Our effective tax rate for the second quarter and first half of 2012 was 39.5% as compared to 35.3% and 36.7% for the second quarter and first half of 2011, respectively. The increase in our effective tax rate was primarily due to the expiration, on December 31, 2011, of alternative fuel tax credits for the use of propane in our operations. Our effective tax rate for 2012 exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Cash and cash equivalents at beginning of period	$75,850	$5,450
Cash flows provided by (used in):
Operating activities	144,422	119,180
Investing activities	(206,921)	(138,391)
Financing activities	(2,336)	42,425
(Decrease) increase in cash and cash equivalents	(64,835)	23,214
Cash and cash equivalents at end of period	$11,015	$28,664

Changes in cash flows provided by operating activities are due primarily to the improvement in our 2012 year-to-date net income, which increased $18.0 million over the first six months of 2011. This increase is primarily the result of the 15.0% increase in revenue and improvement in our operating ratio, which are described in more detail in the "Results of Operations" section above. In addition, non-cash depreciation and amortization expenses increased $8.9 million for the six-month period of 2012 over the comparable period in 2011. This increase reflects the additional depreciation generated from our $327.5 million of capital expenditures since June 30, 2011.
Changes in cash flows used in investing activities are primarily due to an increase in our planned capital expenditures for 2012, which are described in more detail below.

Changes in cash flows related to financing activities are the result of activity on our revolving line of credit and specific financings transactions that occurred in 2011. During the first six months of 2012, we had $34.0 million of net proceeds from our revolving line of credit, compared to $66.2 million of net repayments in the first half of 2011, which were funded by the issuance of $95.0 million in senior notes. In addition, we received $48.4 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering program that occurred in the first quarter of 2011.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed. To facilitate our access to the equity market, we currently maintain an automatic shelf registration statement with the Securities and Exchange Commission that provides us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices from time to time.

Capital Expenditures

The table below sets forth our year-to-date capital expenditures for property and equipment, including capital assets obtained through capital leases, for the six-month period ended June 30, 2012 and the years ended December 31, 2011, 2010 and 2009:

	June 30,	December 31,
(In thousands)	2012	2011	2010	2009
Land and structures	$68,722	$73,463	$49,867	$120,569
Tractors	76,497	69,837	35,777	33,072
Trailers	44,756	62,326	5,020	32,639
Technology	8,550	24,767	11,866	7,413
Other	12,588	28,391	5,000	17,663
Proceeds from sales	(3,098)	(5,436)	(2,050)	(2,303)
Total	$208,015	$253,348	$105,480	$209,053

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending upon our needs for and the availability of property and equipment.

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

(In thousands)	June 30, 2012	December 31, 2011
Facility limit	$200,000	$200,000
Line of credit borrowings	(34,030)	—
Outstanding letters of credit	(52,551)	(49,878)
Available borrowing capacity	$113,419	$150,122

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $227.1 million and $262.9 million at June 30, 2012 and December 31, 2011, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.07% and 5.17% at June 30, 2012 and December 31, 2011, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first six months of 2012, and we have no plans to declare or pay a dividend during the remainder of 2012.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2012, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as changes in the economy, could cause variation in these trends. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally results in improved operating margins for those periods. We believe seasonal trends will continue to impact our business.

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

•
the costs and potential liabilities related to compliance with, or violations of, existing or future governmental laws and regulations, including environmental laws, engine emissions standards, hours-of-service for our drivers, driver fitness requirements and new safety standards for drivers and equipment;

•	the costs and potential adverse impact of non-compliance with rules issued by the Federal Motor Carrier Safety Administration;

•	seasonal trends in the industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the costs and potential adverse impact associated with potential future changes in accounting standards or practices;

•	the concentration of our stock ownership with the Congdon family;

•	the impact caused by potential disruptions to our information technology systems;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

Item 6. Exhibits

Exhibit No.	Description

3.1.2	Articles of Amendment of Old Dominion Freight Line, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(a)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to the Condensed Financial Statements

(a)
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

OLD DOMINION FREIGHT LINE, INC.
DATE:	August 9, 2012	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 9, 2012	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

3.1.2	Articles of Amendment of Old Dominion Freight Line, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(a)
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to the Condensed Financial Statements

(a)
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