Form 10-Q
period 2012-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2012-11-06
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2012 there were 86,164,917 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2012	December 31,
(In thousands, except share and per share data)	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,902	$75,850
Customer receivables, less allowances of $9,536 and $9,173, respectively	248,254	213,481
Other receivables	5,570	4,441
Prepaid expenses and other current assets	25,495	18,614
Deferred income taxes	19,518	19,466
Total current assets	305,739	331,852

Property and equipment:
Revenue equipment	936,909	789,984
Land and structures	832,378	738,359
Other fixed assets	228,100	214,816
Leasehold improvements	5,994	5,773
Total property and equipment	2,003,381	1,748,932
Accumulated depreciation	(652,023)	(621,982)
Net property and equipment	1,351,358	1,126,950

Goodwill	19,463	19,463
Other assets	38,062	34,809
Total assets	$1,714,622	$1,513,074

Note: The Condensed Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	September 30,
	2012	December 31,
(In thousands, except share and per share data)	(Unaudited)	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,930	$42,096
Compensation and benefits	78,350	66,740
Claims and insurance accruals	40,659	35,934
Other accrued liabilities	22,375	20,686
Current maturities of long-term debt	39,314	39,354
Total current liabilities	237,628	204,810

Long-term liabilities:
Long-term debt	243,497	229,831
Other non-current liabilities	100,166	86,998
Deferred income taxes	146,843	134,916
Total long-term liabilities	490,506	451,745

Total liabilities	728,134	656,555

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized; 86,164,917 shares outstanding at September 30, 2012 and 86,164,986 shares outstanding at December 31, 2011	8,616	8,616
Capital in excess of par value	134,401	134,403
Retained earnings	843,471	713,500
Total shareholders’ equity	986,488	856,519
Total liabilities and shareholders’ equity	$1,714,622	$1,513,074

Note: The Condensed Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Revenue from operations	$544,493	$494,475	$1,583,138	$1,397,409

Operating expenses:
Salaries, wages and benefits	270,907	247,157	797,398	708,031
Operating supplies and expenses	94,732	91,421	282,639	264,751
General supplies and expenses	14,507	12,648	44,596	37,415
Operating taxes and licenses	17,182	16,128	50,683	47,547
Insurance and claims	8,336	8,154	23,671	22,875
Communications and utilities	5,003	4,518	14,556	13,501
Depreciation and amortization	28,727	23,396	80,795	66,530
Purchased transportation	18,234	16,628	53,110	47,696
Building and office equipment rents	3,393	3,412	10,118	10,299
Miscellaneous expenses, net	2,540	2,819	7,834	8,004
Total operating expenses	463,561	426,281	1,365,400	1,226,649

Operating income	80,932	68,194	217,738	170,760

Non-operating expense (income):
Interest expense	2,882	3,397	8,786	10,737
Interest income	(22)	(3)	(107)	(36)
Other (income) expense, net	(289)	1,678	240	622
Total non-operating expense	2,571	5,072	8,919	11,323

Income before income taxes	78,361	63,122	208,819	159,437

Provision for income taxes	27,317	24,491	78,848	59,850

Net income	$51,044	$38,631	$129,971	$99,587

Earnings per share:
Basic	$0.59	$0.45	$1.51	$1.16
Diluted	$0.59	$0.45	$1.51	$1.16

Weighted average shares outstanding:
Basic	86,164,968	86,164,986	86,164,980	85,571,309
Diluted	86,164,968	86,164,986	86,164,980	85,571,309

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$129,971	$99,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,795	66,530
Loss on sale of property and equipment	789	900
Deferred income taxes	11,875	33,679
Other operating activities, net	(692)	(347)
Net cash provided by operating activities	222,738	200,349

Cash flows from investing activities:
Purchase of property and equipment	(309,661)	(209,900)
Proceeds from sale of property and equipment	5,445	5,210
Net cash used in investing activities	(304,216)	(204,690)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	412	96,010
Principal payments under long-term debt agreements	(37,260)	(37,027)
Net proceeds (payments) from revolving line of credit	49,380	(66,230)
Proceeds from stock issuance, net of issuance costs	—	48,400
Other financing activities, net	(2)	—
Net cash provided by financing activities	12,530	41,153

(Decrease) increase in cash and cash equivalents	(68,948)	36,812
Cash and cash equivalents at beginning of period	75,850	5,450
Cash and cash equivalents at end of period	$6,902	$42,262

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$1,094	$504

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2012 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2012.

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

Common Stock Split

On August 13, 2012, we announced a three-for-two common stock split for shareholders of record as of the close of business on the record date, August 24, 2012. On September 7, 2012 those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of our common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively for this stock split.

Fair Values of Financial Instruments

The carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximate their fair value due to the short maturities of these instruments. The carrying value of our long-term debt was $282.8 million and $269.2 million at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of our long-term debt was $294.1 million and $276.6 million at September 30, 2012 and December 31, 2011, respectively. The fair value measurement of our senior notes was determined using market interest rates for similar issuances of private debt. Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”). The fair value of our other long-term debt approximates carrying value.

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Senior notes	$227,143	$262,857
Revolving credit facility	49,380	—
Capitalized leases and other obligations	6,288	6,328
Total long-term debt	282,811	269,185
Less: Current maturities	(39,314)	(39,354)
Total maturities due after one year	$243,497	$229,831

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $227.1 million and $262.9 million at September 30, 2012 and December 31, 2011, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.07% and 5.17% at September 30, 2012 and December 31, 2011, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of Debt to Total Capitalization. The Applicable Margin Percentage was 1.125% at September 30, 2012 and December 31, 2011, respectively, and ranged from 1.0% to 1.125% during the nine months ended September 30, 2012. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

Borrowings on the line of credit facility were $49.4 million at September 30, 2012 and zero at December 31, 2011. There were $52.6 million and $49.9 million of outstanding letters of credit at September 30, 2012 and December 31, 2011, respectively.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4. Subsequent Events

Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other value-added services from a single integrated organization. In addition to our core LTL services, we offer our customers a broad range of value-added services including ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and household services. Through marketing and carrier relationships, we also offer door-to-door international freight services to and from all of North America, Central America, South America and the Far East. More than 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight; fuel and equipment repair expenses; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing these costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics from which we can monitor our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	49.8	50.0	50.4	50.7
Operating supplies and expenses	17.4	18.4	17.9	18.9
General supplies and expenses	2.7	2.6	2.8	2.7
Operating taxes and licenses	3.2	3.3	3.2	3.4
Insurance and claims	1.5	1.6	1.5	1.6
Communications and utilities	0.9	0.9	0.9	1.0
Depreciation and amortization	5.3	4.7	5.1	4.8
Purchased transportation	3.3	3.4	3.4	3.4
Building and office equipment rents	0.6	0.7	0.6	0.7
Miscellaneous expenses, net	0.4	0.6	0.4	0.6
Total operating expenses	85.1	86.2	86.2	87.8

Operating income	14.9	13.8	13.8	12.2

Interest expense, net *	0.5	0.7	0.6	0.8
Other (income) expense, net	(0.0)	0.3	0.0	0.0

Income before income taxes	14.4	12.8	13.2	11.4

Provision for income taxes	5.0	5.0	5.0	4.3

Net income	9.4%	7.8%	8.2%	7.1%

 * For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2012 and 2011 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
Work days	63	64	(1.6)%	191	192	(0.5)%
Revenue (in thousands)	$544,493	$494,475	10.1%	$1,583,138	$1,397,409	13.3%
Operating ratio	85.1%	86.2%	(1.3)%	86.2%	87.8%	(1.8)%
Net income (in thousands)	$51,044	$38,631	32.1%	$129,971	$99,587	30.5%
Diluted earnings per share	$0.59	$0.45	31.1%	$1.51	$1.16	30.2%
Total tons (in thousands)	1,756	1,668	5.3%	5,194	4,799	8.2%
Shipments (in thousands)	1,996	1,900	5.1%	5,872	5,454	7.7%
Weight per shipment (lbs.)	1,759	1,756	0.2%	1,769	1,760	0.5%
Revenue per hundredweight	$15.44	$14.82	4.2%	$15.25	$14.62	4.3%
Revenue per shipment	$271.60	$260.33	4.3%	$269.70	$257.34	4.8%
Average length of haul (miles)	939	948	(0.9)%	941	954	(1.4)%

We achieved third-quarter and nine-month Company records for our revenue, operating ratio and earnings per diluted share, despite a relatively weak economic environment. We believe this success was driven by our ability to gain tonnage through increased market share while also improving the pricing for our services. We continue to win market share by providing shippers with a value proposition that provides outstanding on-time and claims-free service at a fair price. As a result, the third quarter of 2012 included a 10.1% increase in revenue to $544.5 million and a 32.1% increase in net income to $51.0 million. When compared to the same quarter of the prior year, our quarterly results represent the eleventh consecutive quarter of improvement in our operating ratio and double-digit growth in net income. Combined with the positive operating momentum we carried into the third quarter, our results for the nine-month period reflect a 13.3% increase in revenue to $1.58 billion and a 30.5% increase in net income to $130.0 million.

Revenue

Our revenue growth for the third quarter and first nine months of 2012 was driven by increases in tonnage, pricing and fuel surcharges. Tonnage increased 5.3% and 8.2% for the three- and nine-month periods ended September 30, 2012, respectively, due to increases in shipments and weight per shipment for both periods. We believe the increases in tonnage were primarily due to increased market share, as our growth exceeded reported industry levels. We did, however, experience some deceleration in our rate of growth beginning in the second quarter of 2012 that continued into the third quarter. Based on internal metrics and other economic indicators, we believe this is due to an overall weakness in the U.S. economy.

Revenue per hundredweight for the third quarter of 2012 was $15.44, a 4.2% increase over the prior-year quarter. For the first nine months of 2012, revenue per hundredweight increased 4.3% to $15.25. These increases reflect our commitment to a disciplined yield management process.  As part of this process, we implemented a 4.9% general rate increase to our base rates for non-contractual business on August 6, 2012 and we regularly review our contractual rates on a customer-by-customer basis.  A focus on obtaining an appropriate yield for our services is necessary to offset rising operating costs and to also allow us to invest in opportunities that can improve our service and fuel our growth.  We believe our prices are competitive and, when combined with the quality of our service, provide an unmatched value proposition in our industry.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue was 16.4% of our total revenue for the third quarter of 2012 and 16.6% for the same period in 2011. Fuel surcharge revenue was 16.6% of our total revenue for the first nine months of 2012 and 16.5% for the same period of the prior year. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Therefore, the fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $23.8 million, or 9.6%, from the third quarter of 2011 due to a $15.2 million increase in the costs for salaries and wages and an $8.6 million increase in benefit costs. Salaries, wages and benefits increased $89.4 million, or 12.6%, from the first nine months of 2011 due to a $57.7 million increase in the costs for salaries and wages and a $31.7 million increase in benefit costs. The increases in the costs for our salaries and wages, excluding benefits, were due primarily to a 7.4% and 6.5% increase in full-time employees over the comparable prior-year periods and the impact of wage increases provided to employees in September 2011 and 2012. The increase in our headcount was incurred to meet the increase in shipments in 2012 and to help ensure adequate labor for future projected growth. As a result, our direct labor costs for drivers, platform employees and fleet technicians increased $12.9 million and $43.6 million for the third quarter and first nine months of 2012, respectively. Our wage costs did benefit, however, from the increased density resulting from the growth in tonnage and our continued focus on efficiency. Platform pounds handled per hour improved 2.0% for the comparative third quarters and 4.3% for the comparative nine-month periods. Both P&D shipments per hour and P&D stops per hour have remained relatively consistent and efficient over the quarter and year-to-date periods. However, we did experience decreases in our linehaul laden load average of 1.2% and 0.7% during the third quarter and first nine months of 2012, respectively, as we remained committed to providing 99% on-time service that occasionally resulted in higher linehaul costs.

The increases in our benefit costs were primarily due to increases in the number of full-time employees eligible for our benefits, increases in our group health and dental costs and increases in our costs for certain retirement benefit plans directly linked to our net income and share price. The costs for our group health and dental plan increased $2.2 million, or 10.6%, and $15.2 million, or 26.3%, over the third quarter and first nine months of 2011, respectively. We experienced increases in both our cost per plan participant and the number of plan participants in each of the comparable periods.

Operating supplies and expenses increased $3.3 million and $17.9 million from the third quarter and first nine months of 2011, respectively. These increases were primarily the result of increases in our diesel fuel costs, excluding fuel taxes, which are the largest component of operating supplies and expenses. Diesel fuel costs increased due to increases in our consumption and our average price per gallon. Gallons consumed during the third quarter and first nine months of 2012 increased 5.4% and 6.0%, respectively, from the prior-year periods, which compares favorably to the increase in our intercity miles of 7.3% and 9.0% for the respective periods. This resulted in an increase in our overall miles per gallon, which we attribute to operational initiatives and the increased use of newer, more fuel-efficient equipment. Our price per gallon also increased 1.4% and 1.8% in the third quarter and year-to-date periods of 2012, respectively, over prior-year comparable periods. We do not use diesel fuel hedging instruments and are therefore subject to market fluctuations, which we attempt to offset with additional revenue generated by fuel surcharges and operational efficiencies.

Depreciation and amortization expense increased to 5.3% and 5.1% of revenue for the third quarter and first nine months of 2012, respectively, from 4.7% and 4.8% for the comparable periods of 2011. These costs increased as a percent of revenue due primarily to an increase in our capital expenditure program for 2012, which included a significant increase in the number of tractors and trailers purchased. In addition, our unit costs for tractors have increased significantly, due primarily to the impact of increasingly stringent emission standard requirements. As a result, the cost of a new tractor has increased by approximately $40,000 over the past 10 years. We continue to aggressively invest in both our infrastructure and our fleet to provide sufficient capacity to sustain our growth objectives and to also refresh our fleet of tractors and trailers. As a result of our anticipated growth and these investments, we expect our depreciation expense to increase in future periods.

Our other operating costs, all combined, improved as a percent of revenue to 12.6% and 12.8% of revenue for the quarter and year-to-date periods of 2012, respectively, as compared to 13.1% and 13.4% for the comparable periods of the prior year. We were able to effectively leverage our revenue growth and density improvement against these costs over the periods compared.

Our effective tax rate for the third quarter and first nine months of 2012 was 34.9% and 37.8%, respectively, as compared to 38.8% and 37.5% for the respective periods of 2011. The decrease in our effective tax rate for the third quarter of 2012 was due to the favorable impact of discrete tax adjustments of $2.7 million primarily attributable to certain state tax credits. Our effective tax rate for 2012 exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Cash and cash equivalents at beginning of period	$75,850	$5,450
Cash flows provided by (used in):
Operating activities	222,738	200,349
Investing activities	(304,216)	(204,690)
Financing activities	12,530	41,153
(Decrease) increase in cash and cash equivalents	(68,948)	36,812
Cash and cash equivalents at end of period	$6,902	$42,262

Changes in cash flows provided by operating activities are due primarily to the improvement in our 2012 year-to-date net income, which increased $30.4 million over the first nine months of 2011. This increase is primarily the result of the 13.3% increase in revenue and a 160 basis point improvement in our operating ratio, which are described in more detail in the "Results of Operations" section above. In addition, non-cash depreciation and amortization expenses increased $14.3 million for the nine-month period of 2012 over the comparable period in 2011 due to the ongoing execution of our capital expenditure program. These increases were partially offset by a decrease in deferred income taxes that was primarily due to changes in tax laws for 2012 that no longer allow the 100% bonus depreciation on the purchase of property, plant and equipment that was allowed in 2011.
Changes in cash flows used in investing activities are primarily due to an increase in our capital expenditures for 2012, which are described in more detail below.

Changes in cash flows related to financing activities are the result of activity on our revolving line of credit and specific financing transactions that occurred in 2011. We had $49.4 million of net proceeds from our revolving line of credit for the first nine months of 2012, as compared to $66.2 million of net repayments for the first nine months of 2011. The net repayments in 2011 were funded by the issuance of $95.0 million in senior notes and $48.4 million of net proceeds from the issuance of common stock pursuant to our at-the-market offering program, both of which occurred in the first quarter of 2011.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our year-to-date capital expenditures for property and equipment, including capital assets obtained through capital leases, for the nine-month period ended September 30, 2012 and the years ended December 31, 2011, 2010 and 2009:

	September 30,	December 31,
(In thousands)	2012	2011	2010	2009
Land and structures	$97,529	$73,463	$49,867	$120,569
Tractors	113,158	69,837	35,777	33,072
Trailers	73,001	62,326	5,020	32,639
Technology	10,907	24,767	11,866	7,413
Other	16,160	28,391	5,000	17,663
Proceeds from sales	(5,445)	(5,436)	(2,050)	(2,303)
Total	$305,310	$253,348	$105,480	$209,053

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending upon our needs for and the availability of property and equipment.

We currently estimate capital expenditures, net of anticipated proceeds from dispositions, will be approximately $345 million to $355 million for the year ending December 31, 2012. Of our capital expenditures, approximately $120 million to $130 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $210 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $15 million is allocated for investments in technology. We expect to fund these capital expenditures through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

(In thousands)	September 30, 2012	December 31, 2011
Facility limit	$200,000	$200,000
Line of credit borrowings	(49,380)	—
Outstanding letters of credit	(52,551)	(49,878)
Available borrowing capacity	$98,069	$150,122

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $227.1 million and $262.9 million at September 30, 2012 and December 31, 2011, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.07% and 5.17% at September 30, 2012 and December 31, 2011, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first nine months of 2012, and we have no plans to declare or pay a dividend during the remainder of 2012.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2012, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as changes in the economy, could cause variation in these trends. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as the recent Hurricane Sandy, can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally results in improved operating margins for those periods. We believe seasonal trends will continue to impact our business.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the

Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient to cover our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for fuel and other petroleum-based products;

•	the negative impact of any unionization, or the passage of legislation or regulations that could facilitate unionization, of our employees;

•	the challenges associated with executing our growth strategy, including the inability to successfully consummate and integrate acquisitions, if any;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers’ business cycles and shipping requirements;

•	increases in driver compensation or difficulties attracting and retaining qualified drivers to meet freight demand;

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

•	the costs and potential adverse impact of non-compliance with rules issued by the Federal Motor Carrier Safety Administration;

•	seasonal trends in the LTL industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the concentration of our stock ownership with the Congdon family;

•	the costs and potential adverse impact associated with future changes in accounting standards or practices;

•	the costs and potential adverse impact associated with pending and future litigation and governmental proceedings;

•	the impact caused by potential disruptions to our information technology systems or our service center network;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our

Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

We are subject to the risks of litigation and governmental proceedings, which could adversely affect our business.

We are, and in the future may be, subject to legal and governmental proceedings and claims.  The parties in such legal actions may seek amounts from us that may not be covered in whole or in part by insurance.  Defending ourselves against such legal actions could result in significant costs and could require a substantial amount of time and effort by our management team.  We cannot predict the outcome of litigation or governmental proceedings to which we are a party or whether we will be subject to future legal actions.  As a result, the potential costs associated with legal actions against us could have an adverse effect on our business, financial condition and results of operations.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.
DATE:	November 6, 2012	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 6, 2012	/s/ JOHN P. BOOKER, III
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-19582.