Form 10-K
period 2012-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2013-02-28
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2012 was $1,819,732,509, based on the closing sales price as reported on the NASDAQ Global Select Market.
As of February 27, 2013, the registrant had 86,164,917 outstanding shares of Common Stock ($0.10 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

Forward-Looking Information	4

Part IV		52

Item 15	Exhibits, Financial Statement Schedules	52

Signatures	53
Exhibit Index	54

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

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other value-added services from a single integrated organization. We are the sixth largest LTL motor carrier in the United States, as measured by 2011 revenue, according to Transport Topics. In addition to our core LTL services, we offer our customers a broad range of value-added services including ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery services. We also offer worldwide freight forwarding services. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while empowering our customers to manage their shipping needs. More than 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

We have increased our revenue and customer base through both organic growth and strategic acquisitions and provide our domestic LTL services throughout the entire continental United States. Our infrastructure allows us to provide next-day and second-day service within each of our six regions, as well as inter-regional and national service between these regions. To support our ongoing expansion, we added 26 new service centers in the past five years for a total of 218 at December 31, 2012.

We believe our growth can be attributed to our focus on meeting our customers’ complete supply chain needs from a single point of contact while providing a high level of customer service at a fair and equitable price. Our service is supported by ongoing investment in our employees, service center network and technology. Our integrated structure allows us to offer our customers consistent high-quality service from origin to destination, and we believe our operating structure and proprietary information systems also enable us to efficiently manage our operating costs.

We were founded in 1934 and incorporated in Virginia in 1950. Our principal executive offices are located at 500 Old Dominion Way, Thomasville, North Carolina 27360. Please refer to the Balance Sheets and Statements of Operations included in Item 8, “Financial Statements and Supplementary Data” of this report for information regarding our total assets, revenue from operations and net income.

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

According to the American Trucking Associations, total U.S. freight transportation revenue in 2011 was $746.2 billion, of which the trucking industry accounted for 80.9%. The LTL sector had revenue in 2011 of $46.9 billion, which represented 6.3% of total U.S. freight transportation revenue. In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. Significant capital is required to create and maintain a network of service centers and a fleet of tractors and trailers. The high fixed costs and capital spending requirements for LTL motor carriers makes it difficult for new start-up or small operators to effectively compete with established companies. In addition, successful LTL motor carriers generally employ, and regularly update, a high level of technology-based systems and processes that provide information to customers and reduce operating costs.

The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2011 revenue as reported in Transport Topics, the top 25 LTL motor carriers accounted for approximately 64% of the total LTL market. We believe consolidation in our industry will continue due to customer demand for single transportation providers offering both national and regional LTL service and complex supply chain services. Smaller regional carriers with lesser financial resources are generally unable to meet this demand.

Competition

We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We also compete with, and provide transportation services to, third-party logistics providers that determine both the mode of transportation and the carrier. Competition is based primarily on service, price and business relationships. We believe we are able to compete effectively in our markets by providing high-quality and timely service at fair and equitable prices.

At all levels of our organization, we seek to continuously improve customer service by maximizing on-time performance while reducing transit times and minimizing cargo claims. We believe our transit times are generally faster than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe this provides us with a distinct advantage over most of our regional, multi-regional and national competition.

We utilize flexible scheduling and train our union-free employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

We compete with several large and more diversified transportation service providers, each of which may have more equipment, a broader global network and a wider range of services than we have. Our larger competitors may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy.

Service Center Operations

At December 31, 2012, we conducted operations through 218 service center locations, of which we owned 150 and leased 68. We operate ten major breakbulk facilities in Rialto, California; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using other service centers for limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country to provide the highest quality service and minimize freight rehandling costs.

Our service centers are responsible for the pickup and delivery of freight within their service area. Each night, our service centers load outbound freight for transport to other service centers for delivery. All inbound freight received by the service center in the evening or during the night is scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to help ensure quality service and efficient operations.

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

Linehaul Transportation

Linehaul dispatchers control the movement of freight between service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our senior management monitors freight movements, transit times, load factors and many other productivity measurements to ensure that we maintain our highest levels of service and efficiency.

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published transit times. In addition, we lower our cost structure by maintaining flexible workforce rules and by primarily using twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo loss and damage expenses. We utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be hauled behind a tractor than could otherwise be hauled by one large trailer.

Tractors, Trailers and Maintenance

At December 31, 2012, we owned 6,099 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2012, we owned 24,181 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment that meets our specifications. The purchase of pre-owned equipment can provide an excellent value but also can increase our fleet’s average age. The table below reflects, as of December 31, 2012, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	6,099	4.2
Linehaul trailers	17,280	6.1
P&D trailers	6,901	13.2

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2012, 2011 and 2010. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this report.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Tractors	$113,257	$69,837	$35,777
Trailers	83,405	62,326	5,020
Total	$196,662	$132,163	$40,797

At December 31, 2012, we had major maintenance operations at our service centers in Rialto, California; Denver, Colorado; Atlanta, Georgia; Indianapolis, Indiana; Kansas City and Parsons, Kansas; Greensboro, North Carolina; Columbus, Ohio; Harrisburg, Pennsylvania; Morristown and Memphis, Tennessee; Dallas, Texas; and Salt Lake City, Utah. In addition, 22 other service center locations are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or 90 days, whichever occurs first. Trailers are scheduled for maintenance every 90 days.

Customers

Revenue is generated by customers dispersed primarily throughout the United States and North America. In 2012, our largest customer accounted for approximately 2.6% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 8.9%, 14.0% and 21.1% of our revenue, respectively. For each of the previous three years, more than 90% of our revenue was derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

We utilize an integrated freight-costing system to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight-costing model to simulate the actual conditions under which the freight will be moved. Many of our customers engage our services through the terms and provisions of our tariffs. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years and typically choose to enter into contractual arrangements with a limited number of motor carriers based upon price and service.

Seasonality

Our operations are subject to seasonal trends common in the trucking industry. Our operating margins in the first quarter are normally lower due to reduced demand during the winter months. Harsh weather can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

Technology

We continually upgrade and enhance our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers maximum flexibility and immediate access to information. We employ vehicle safety systems, on-board and hand-held computer systems, freight handling systems and logistics technology to reduce costs and transit times. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention ("SIR") or deductible. At December 31, 2012, we maintained an SIR of $2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, a deductible of $100,000 per claim for cargo loss and damage, a deductible of $1.0 million per occurrence for workers’ compensation claims and an SIR of $400,000 per occurrence (with a $200,000 aggregate over our retention level) for group health claims.

We believe that our policy of maintaining an SIR or deductible for a portion of our risks, supported by our safety and loss prevention programs, is an effective means of managing insurance costs. We periodically review our risks and insurance coverage applicable to those risks and we believe that our current insurance coverage is sufficient.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. Although we currently maintain fuel storage and pumping facilities at 50, or 23%, of our service center locations, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to help ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Diesel fuel costs, including fuel taxes, totaled 14.4%, 15.0% and 13.1% of revenue in 2012, 2011 and 2010, respectively. We believe our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. We implemented a fuel surcharge program in August 1999, which has remained in effect since that time and is one of many components that we use to determine the overall price for our transportation services. Our fuel surcharges are generally indexed to fuel prices published by the U.S. Department of Energy (the “DOE”) that reset each week.

Employees

As of December 31, 2012, we employed 13,016 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	6,940
Platform	2,050
Fleet technicians	461
Sales	513
Salaried, clerical and other	3,052

Total	13,016

As of December 31, 2012, we employed 3,484 linehaul drivers and 3,456 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, as well as all employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

To help fulfill driver needs, we offer qualified employees the opportunity to become drivers through the “Old Dominion Driver Training Program.” Since its inception in 1988 through December 31, 2012, 3,297 individuals have graduated from this program. Of the program graduates, we have experienced an annual turnover rate of approximately 6.1%, which is below our Company-wide average turnover rate of approximately 11.6% for drivers. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. Drivers with safe driving records are rewarded with bonuses of up to $3,000 payable each year. Driver safety bonuses paid during 2012 and 2011 were $2.6 million and $2.3 million, respectively.

At December 31, 2012, we had a sales staff of 513 employees. We compensate our sales force, in part, based upon certain operating metrics to help motivate our sales employees to achieve our service, growth and profitability objectives.

Governmental Regulation

We are subject to regulation by many federal governmental agencies, including the Federal Motor Carrier Safety Administration (the “FMCSA”), the Pipeline and Hazardous Materials Safety Agency and the Surface Transportation Board, which are agencies within the DOT. We are also subject to rules and regulations of various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration within the U.S. Department of Homeland Security.

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which requires compliance by July 1, 2013. The final rule reduces the maximum number of hours a truck driver can work each week to 70 hours from the current 82-hour limit. The rule maintains the current maximum 11-hour daily driving limit, but requires drivers to take a 30-minute break prior to driving beyond eight hours. The rule also includes a “34-hour restart” provision that allows drivers to restart the clock on their work week by taking at least 34 consecutive hours off-duty, provided these 34 off-duty hours includes two periods between 1:00 a.m. and 5:00 a.m. and occurs only once during a seven-day period. We do not believe this new rule, when implemented, will have a significant impact on our operating procedures and will not significantly impact our costs. We are, however, subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2013. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Available Information

Through our website, http://www.odfl.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The public may read or copy any document we file with the SEC at the SEC’s website, http://www.sec.gov (File No. 0-19582), or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-2736. The SEC can be reached at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Information contained on our website is neither part of nor incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.

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

•	we may be unable to continue to collect fuel surcharges or our fuel surcharge program may become ineffective in mitigating the impact of fluctuating costs for fuel and other petroleum-based products;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some customers may choose to operate their own private trucking fleet or may choose to increase the volume of freight they transport if they have an existing private trucking fleet;

•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;

•	the trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing.

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

None of our employees are currently represented under a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board could render decisions that could significantly affect our business and our relationship with our employees, including actions that could substantially liberalize the procedures for union organization. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions, or that our employees will not unionize in the future, particularly if regulatory changes occur that facilitate unionization.

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

Any subsequent acquisition will entail numerous risks, including:

•	we may not achieve anticipated levels of revenue, efficiency, cash flows and profitability;

•	we may experience difficulties managing businesses that are outside our historical core competency and markets;

•	we may underestimate the resources required to support acquisitions, which could disrupt our ongoing business and distract our management;

•	we may incur unanticipated costs to our infrastructure to support new business lines or separate legal entities;

•	we may be required to temporarily match existing customer pricing in the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

•	liabilities we assume could be greater than our original estimates or not disclosed to us at the time of acquisition;

•	we may incur additional indebtedness or we may issue additional equity to finance future acquisitions, which could be dilutive to our shareholders;

•	potential loss of key employees and customers of the acquired company; and

•	an inability to recognize projected cost savings and economies of scale.

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

Adverse economic conditions can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, all of which might impair our asset utilization. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, due to disruptions in the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise customers may bid out freight or select competitors that offer lower rates in an attempt to lower their costs and we might be forced to lower our rates or lose freight.

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

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. We have insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to our self-insured retentions and deductibles. Our operating results would be adversely affected if any of the following were to occur: (i) the number or severity of claims increases; (ii) we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment; or (iii) claims exceed our excess coverage amounts. If claims exceed our retention or deductible levels or insurance market conditions change, insurers could raise premiums for excess coverage to cover their expenses and anticipated future losses. In addition, insurance companies require us to obtain letters of credit to collateralize our retention or deductible levels. If these requirements increase, our borrowing capacity could be adversely affected.

Recent healthcare legislation may increase our costs and reduce our future profitability.

To attract and retain employees, we maintain a competitive health insurance plan for our employees and their dependents. The Patient Protection and Affordable Care Act, signed into law in 2010, is expected to increase our annual employee healthcare costs going forward. We cannot predict the extent that this legislation, or any future state or federal healthcare legislation or regulation, will have on us. However, rising healthcare costs and universal healthcare coverage in the United States could result in significant long-term costs to us, which could have a material adverse effect on our operating results. In addition, rising healthcare costs could force us to make changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

Our business also has significant ongoing operating cash requirements. If our cash requirements are high or our cash flow from operations is low during particular periods, we may need to seek additional financing, which could be costly or difficult to obtain.

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

The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. We have incurred significant increases in the cost of tractors due to regulations of the U.S. Environmental Protection Agency (the “EPA”) that require progressive reductions in exhaust emissions from diesel engines. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model-year 2007. The final phase of these regulations required reduced nitrogen and non-methane hydrocarbon emissions beginning with model-year 2010. Beginning in 2013, these regulations also require that all heavy-duty diesel engines built for highway applications over 14,000 pounds include certified onboard diagnostics systems to monitor emissions. These regulations have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and results of operations.

We may be adversely impacted by fluctuations in the availability and price of diesel fuel.

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters, political events, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalances. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results. We have fuel surcharge programs in place with a majority of our customers, which have helped us offset the majority of the negative impact of the increased cost of diesel fuel and other petroleum-based products. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those costs associated with empty miles or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. We regularly monitor the components of our pricing, including fuel surcharges, and address individual account profitability issues with our customers when necessary; however, there can be no assurance that fuel surcharges can be maintained indefinitely or will be sufficiently effective in offsetting increases in diesel fuel prices.

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

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which requires compliance by July 1, 2013. The final rule reduces the maximum number of hours a truck driver can work each week to 70 hours from the current 82-hour limit. The rule maintains the current maximum 11-hour daily driving limit, but requires drivers to take a 30-minute break prior to driving beyond eight hours. The rule also includes a “34-hour restart” provision that allows drivers to restart the clock on their work week by taking at least 34 consecutive hours off-duty, provided these 34 off-duty hours includes two periods between 1:00 a.m. and 5:00 a.m. and occurs only once during a seven-day period. We do not believe this new rule, when implemented, will have a significant impact on our operating procedures and will not significantly impact our costs. We are, however, subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

The FMCSA’s Compliance, Safety, Accountability initiative (“CSA”) could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

The CSA includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. CSA scores for transportation companies are currently available on the FMCSA’s website.

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability to maintain an acceptable score could be adversely impacted. If we receive an unacceptable CSA score, our relationships with our customers could be damaged, which could result in a loss of business.

The requirements of CSA could shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations.

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

We are reliant on our information systems for our operations as well as providing a value-added service to our customers. Our information systems, including our accounting systems, are dependent upon third-party software, global communications providers, data network systems and other aspects of technology and Internet infrastructure that are susceptible to failure or an adverse cyber incident. Although we have implemented redundant systems and network security measures, our information technology remains susceptible to interruptions caused by natural disasters, outages, computer viruses, break-ins and similar disruptions. Such an event could inhibit our ability to provide services to our customers and the ability of our customers to access our systems. In addition, there could be a loss of confidential information, corruption of data and damage to our brand image. This may result in a reduction in demand for our services or the loss of customers that could have a negative impact on our financial condition, results of operations and liquidity.

Misuse of social media outlets could damage our reputation and adversely affect our financial condition.

Customers, competitors, employees and other individuals continue to increase the use of social media outlets, and we maintain and manage our own corporate presence through various social media outlets. We support new ways of sharing data and communicating through these social media outlets. However, information distributed via social networking could result in unfavorable publicity about us being disseminated quickly and broadly. This unfavorable publicity could damage our reputation and may result in a reduction in demand for our services or the loss of customers that could have a negative impact on our financial condition, results of operations and liquidity.

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

The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our general office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 30.1 acres of land. At December 31, 2012, we operated 218 service centers, of which 150 were owned and 68 were leased. Our service centers that are owned include most of our larger facilities and account for 81.9% of the total door capacity in our network. With the exception of our Chicago, Illinois facility, which has a lease that expires in 2021, we own our major breakbulk facilities. Each of our major breakbulk facilities is listed below with the number of doors as of December 31, 2012.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Harrisburg, Pennsylvania	305
Rialto, California	265
Dallas, Texas	234
Atlanta, Georgia	227
Greensboro, North Carolina	219
Memphis, Tennessee	169
Chicago, Illinois	134
Salt Lake City, Utah	129

Our 218 facilities are strategically dispersed over the states in which we operate. At December 31, 2012, the terms of our leased properties ranged from month-to-month to a lease that expires in 2023. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own 17 non-operating properties, all of which are held for lease or are planned for future use. Seven of these properties are leased with lease terms that range from month-to-month to a lease that expires in 2017.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market ("Nasdaq") under the symbol ODFL. At February 15, 2013, there were approximately 22,409 holders of our common stock, including 177 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2012 or 2011, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2013. For information concerning restrictions on our ability to make dividend payments, see Liquidity and Capital Resources in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in Item 8, “Financial Statements and Supplementary Data” of this report.

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

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by Nasdaq and as adjusted to give effect to the three-for-two stock split effected in September 2012:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$32.87	$32.77	$32.06	$35.13
Low	$25.54	$27.04	$26.12	$28.75

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$23.54	$25.65	$26.75	$27.73
Low	$18.91	$22.41	$18.50	$18.27

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2007, in (i) our common stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) The NASDAQ Stock Market (US) for the five-year period ended December 31, 2012:

COMPARISON OF CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
DOLLARS
2007
2008
2009
2010
2011
2012
Old Dominion Freight Line, Inc.
NASDAQ Trucking & Transportation Stocks
The NASDAQ Stock Market (US)

Cumulative Total Return

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Old Dominion Freight Line, Inc..............................	$100	$123	$133	$208	$263	$334
NASDAQ Trucking & Transportation Stocks.........	$100	$64	$75	$103	$87	$92
The NASDAQ Stock Market (US)..........................	$100	$61	$88	$104	$105	$124

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts
and operating statistics)	2012	2011	2010	2009	2008
Operating Data:
Revenue from operations	$2,110,483	$1,882,541	$1,480,998	$1,245,005	$1,537,724
Depreciation and amortization expense (1)	110,743	90,820	80,362	94,784	87,083
Total operating expenses	1,825,229	1,648,469	1,343,259	1,174,614	1,408,654
Operating income	285,254	234,072	137,739	70,391	129,070
Interest expense, net (2)	11,428	13,887	12,465	12,998	13,012
Provision for income taxes	103,646	80,614	48,775	22,294	43,989
Net income	169,452	139,470	75,651	34,871	68,677
Per Share Data:
Diluted earnings per share (3)	1.97	1.63	0.90	0.42	0.82
Balance Sheet Data:
Cash, cash equivalents and short-term investments	12,857	75,850	5,450	4,171	28,965
Current assets	275,028	331,852	222,582	174,175	209,230
Total assets	1,712,514	1,513,074	1,239,881	1,159,278	1,074,905
Current liabilities	225,139	204,810	170,046	148,125	142,190
Long-term debt (including current maturities)	240,407	269,185	271,217	305,532	251,989
Shareholders’ equity	1,025,969	856,519	668,649	593,000	558,129
Operating Statistics:
Operating ratio	86.5%	87.6%	90.7%	94.3%	91.6%
Revenue per hundredweight	$15.35	$14.72	$13.09	$12.70	$13.88
Revenue per intercity mile	$5.02	$4.83	$4.38	$4.16	$4.60
Intercity miles (in thousands)	420,214	389,588	338,504	299,330	334,219
Total tons (in thousands)	6,875	6,397	5,656	4,902	5,545
Total shipments (in thousands)	7,765	7,256	6,327	5,750	6,691
Average length of haul (miles)	941	952	948	928	901

(1)
Our 2010 results reflect reductions in our depreciation and amortization expenses of approximately $12.7 million, due to changes in the estimated useful lives and salvage values of certain equipment, which are described further under “Critical Accounting Policies” below.

(2)	For the purpose of this table, interest expense is presented net of interest income.

(3)	Per share data has been restated retroactively for the three-for-two stock splits effected in September 2012 and August 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other value-added services from a single integrated organization. In addition to our core LTL services, we offer our customers a broad range of value-added services including ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery services. We also offer worldwide freight forwarding services. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in the following key metrics:

•
Revenue Per Hundredweight – This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight metrics results in a better indicator of changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2012	2011	2010
Revenue from operations	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	50.5	50.8	54.6
Operating supplies and expenses	17.9	18.9	16.5
General supplies and expenses	2.8	2.6	2.8
Operating taxes and licenses	3.2	3.4	3.8
Insurance and claims	1.4	1.5	1.7
Communication and utilities	1.0	1.0	1.0
Depreciation and amortization	5.3	4.8	5.4
Purchased transportation	3.3	3.4	3.4
Building and office equipment rents	0.6	0.7	1.0
Miscellaneous expenses, net	0.5	0.5	0.5
Total operating expenses	86.5	87.6	90.7
Operating income	13.5	12.4	9.3
Interest expense, net (1)	0.6	0.7	0.8
Other expense, net	—	—	0.1
Income before income taxes	12.9	11.7	8.4
Provision for income taxes	4.9	4.3	3.3
Net income	8.0%	7.4%	5.1%

(1)	For the purpose of this table, interest expense is presented net of interest income.

2012 Compared to 2011

Key financial and operating metrics for 2012 and 2011 are presented below:

	2012	2011	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,110,483	$1,882,541	$227,942	12.1
Operating ratio	86.5%	87.6%	(1.1)%	(1.3)
Net income (in thousands)	$169,452	$139,470	$29,982	21.5
Diluted earnings per share	$1.97	$1.63	$0.34	20.9
Total tons (in thousands)	6,875	6,397	478	7.5
Total shipments (in thousands)	7,765	7,256	509	7.0
Weight per shipment (lbs.)	1,771	1,763	8	0.5
Revenue per hundredweight	$15.35	$14.72	$0.63	4.3
Revenue per shipment	$271.82	$259.50	$12.32	4.7
Average length of haul (miles)	941	952	(11)	(1.2)

Our 2012 financial results were driven by strong growth in our revenue, which exceeded $2.0 billion for the first time in our Company's history. In addition to our Company record for annual revenue, we also achieved Company records for our annual operating ratio and earnings per diluted share. We experienced strong growth in both tonnage and revenue per hundredweight, while also improving the efficiency of our operations, all of which led to margin improvement over the previous year. As a result, our operating ratio improved to 86.5% and net income increased 21.5% to $169.5 million for 2012.

We believe our success in 2012 was primarily the result of our ability to win market share by providing shippers with a value proposition that consists of providing "best-in-class" on-time and claims-free service at a fair and equitable price. Our commitment to this value proposition should allow us to continue to increase our tonnage and market share.

Revenue

Our revenue growth during 2012 of 12.1% was driven by increases in tonnage and pricing. Tonnage increased 7.5% primarily due to a 7.0% increase in shipments and a 0.5% increase in weight per shipment for the periods compared. We believe the increase in shipments during the year was primarily due to increased market share, as our growth exceeded reported industry levels.

Revenue per hundredweight increased 4.3% to $15.35 in 2012. This increase reflects our disciplined yield management process as well as an improved pricing environment. Revenue per hundredweight is a good indicator of pricing trends, but this metric is influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and mix of freight; therefore, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying rates. Our revenue per hundredweight, excluding fuel surcharges, increased 3.9% in 2012 despite the negative influence of the increase in weight per shipment and decrease in length of haul.

Fuel surcharge revenue increased to 16.7% of revenue in 2012 from 16.4% in 2011, primarily due to a slight increase in the average price per gallon for diesel fuel. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price for our transportation services with our customers, although it is generally considered to be a measure of the increase in cost of all petroleum products we use. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $110.5 million, or 11.6% in 2012 due to a $72.8 million increase in the costs for salaries and wages and a $37.7 million increase in benefit costs. The increase in the costs for our salaries and wages, excluding benefits, was due primarily to a 6.9% increase in average full-time employees over 2011 and the impact of wage increases provided to employees in September 2011 and 2012. The increase in our headcount was necessary to ensure adequate labor capacity for the increase in shipments during 2012 as well as for projected growth. As a result, our direct labor costs for drivers, platform employees and fleet technicians increased $55.2 million, or 10.8% in 2012 as compared to 2011. Although these costs increased during 2012, our salaries and wages as a percent of revenue improved to 37.8% from 38.5% in 2011 as a result of the increased density and efficiency in our operations. Our platform pounds handled per hour, P&D stops per hour and P&D shipments per hour improved 4.0%, 0.7% and 0.5%, respectively, over the prior-year period.

Employee benefit costs increased $37.7 million primarily due to an increase in the number of full-time employees eligible for benefits, an increase in paid time off for employees and an increase in the cost per employee for our group health and dental plans. As a percentage of salaries and wages, employee benefit costs increased slightly to 33.7% in 2012 from 31.9% in 2011.

Operating supplies and expenses increased $23.3 million in 2012 primarily due to the increases in the costs of diesel fuel, excluding fuel taxes, which represents the largest component of operating supplies and expenses. Diesel fuel costs can vary based on both consumption and average price per gallon, both of which increased over 2011. Gallons consumed and average price per gallon increased 5.1% and 2.4%, respectively, in 2012 as compared to 2011. Although we saw increases in these costs, operating supplies and expenses decreased as a percent of revenue to 17.9% in 2012 from 18.9% in 2011. We attribute this improvement primarily to certain operational initiatives and the increased use of newer, more fuel-efficient equipment during 2012. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense increased to 5.3% of revenue in 2012 as compared to 4.8% in 2011. This increase was primarily due to the increase in our capital expenditure program for 2012, which included a significant increase in the number of tractors and trailers purchased. In addition, our unit costs for tractors have increased significantly, due primarily to the impact of increasingly stringent emission standard requirements. Since 2002, the average cost of a new tractor in our fleet has increased approximately $45,000, or 85%. Although our capital expenditure plan for 2013 is projected to be lower than 2012, we expect our continued growth and investments to increase depreciation costs in future periods.

Our effective tax rate for 2012 was 38.0% as compared to 36.6% in 2011. Our effective tax rate in 2011 was favorably impacted by tax credits related to our investment in alternative energy-producing assets and alternative fuel tax credits for the use of propane in our operations. These alternative fuel tax credits expired on December 31, 2011; however, Congress retroactively reinstated these credits for 2012 and extended the credits through December 31, 2013 by passing the American Taxpayer Relief Act of 2012 on January 1, 2013. The impact of the retroactive application will be recorded as a favorable discrete tax benefit during the first quarter of 2013.

2011 Compared to 2010

Key financial and operating metrics for 2011 and 2010 are presented below:

	2011	2010	Change	% Change
Work days	254	253	1	0.4
Revenue (in thousands)	$1,882,541	$1,480,998	$401,543	27.1
Operating ratio	87.6%	90.7%	(3.1)%	(3.4)
Net income (in thousands)	$139,470	$75,651	$63,819	84.4
Diluted earnings per share	$1.63	$0.90	$0.73	81.1
Total tons (in thousands)	6,397	5,656	741	13.1
Total shipments (in thousands)	7,256	6,327	929	14.7
Weight per shipment (lbs.)	1,763	1,788	(25)	(1.4)
Revenue per hundredweight	$14.72	$13.09	$1.63	12.5
Revenue per shipment	$259.50	$234.09	$25.41	10.9
Average length of haul (miles)	952	948	4	0.4

We experienced strong growth in both tonnage and revenue per hundredweight, and we improved our productivity, all of which led to significant margin improvement during 2011. Tonnage growth in 2011 was primarily the result of our ability to win market share as well as a slight improvement in the overall U.S. economy. We believe our consistent strategy of providing “best-in-class” on-time and claims-free service at a fair and equitable price resonates with shippers and will continue to help us win market share and fuel our growth. Our ability to win market share is supported by our belief that shippers are making decisions based more on the overall value of the service they receive rather than focusing simply on prices. This change in philosophy occurred as many of our competitors implemented significant rate increases in 2011 and 2010. While we implemented a modest rate increase in 2011, we did not believe we had the headwinds that many of our competitors faced in making pricing decisions in 2012. As a result, we believe the quality of our service and the consistency of our pricing is a winning strategy that will continue to provide opportunities for us to increase tonnage and market share in 2012.

The increase in revenue during 2011, as well as productivity improvements, enabled us to leverage our fixed cost network and generate significant improvement in our operating results. Our net income increased in 2011 by $63.8 million, or 84.4%, to $139.5 million and our operating ratio decreased by 310 basis points to 87.6%.

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

Revenue per hundredweight increased 12.5% to $14.72 in 2011. This change reflects an improved LTL pricing environment that supported our rate increases, as well as an increase in fuel surcharges. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of many components included in the overall price for our services. Revenue per hundredweight is a good indicator of pricing trends, but this metric is influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and mix of freight; therefore, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying rates. Our revenue per hundredweight, excluding fuel surcharges, increased 7.1% in 2011 but was positively influenced by the decrease in weight per shipment and an increase in length of haul.

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

Employee benefit costs increased $37.3 million primarily due to an increase in the number of full-time employees, increased costs related to our group health plan and higher payroll-related taxes. As a percentage of salaries and wages, employee benefit costs increased slightly to 31.9% in 2011 from 31.5% in 2010. Our group health plan requires a 90-day waiting period before newly hired employees are eligible to enroll. A significant number of employees were hired in the second half of 2010, and as a result, our group health costs increased as these new employees began to enroll in our plan in 2011. In addition, our group health costs increased due to changes required by the 2010 Patient Protection and Affordable Care Act, which required us to provide dependant coverage until the age of 26.

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

Our effective tax rate for 2011 was 36.6% as compared to 39.2% in 2010. Our effective tax rates in 2011 and 2010 were favorably impacted by alternative fuel tax credits for the use of propane in our operations. These fuel tax credits were originally scheduled to expire on December 31, 2009; however, they were extended to December 31, 2011 with the passage of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Our 2011 rate also included the favorable impact of tax credits related to our investment in alternative energy-producing assets.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2012	2011	2010
Cash and cash equivalents at beginning of year	$75,850	$5,450	$4,171
Cash flows provided by (used in):
Operating activities	328,056	277,934	140,522
Investing activities	(361,175)	(245,332)	(103,743)
Financing activities	(29,874)	37,798	(35,500)
(Decrease) increase in cash and cash equivalents	(62,993)	70,400	1,279
Cash and cash equivalents at end of year	$12,857	$75,850	$5,450

The changes in our cash flows provided by operating activities for the periods presented above are due primarily to the significant improvement in our net income, which increased $30.0 million in 2012 and $63.8 million in 2011 over the comparable periods in 2011 and 2010, respectively. This increase is more fully described above in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” Depreciation and amortization expenses also increased $19.9 million in 2012 and $10.5 million in 2011 over the comparable periods of 2011 and 2010, respectively, which is primarily due to the ongoing execution of our capital expenditure program and more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.”

Changes in cash flows used in investing activities are primarily due to changes in our capital expenditures over the periods compared. The changes in our capital expenditure program are more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures.”

Changes in cash flows used in or provided by financing activities consist of fluctuations in our senior unsecured revolving line of credit, scheduled principal payments under our long-term debt agreements, and debt and equity issuances during 2011. In 2011, we completed a $95.0 million private placement of senior notes, and we received net proceeds of $48.4 million resulting from the issuance of our common stock, both of which are discussed in more detail below. A portion of the proceeds from these transactions was used to satisfy the outstanding balance on our senior unsecured revolving line of credit.

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

Pursuant to an automatic shelf registration statement previously filed with the Securities and Exchange Commission (the “SEC”), we filed a prospectus supplement and entered into an At-The-Market Equity Offering Sales Agreement on February 2, 2011 with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”), under which we had the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). From February 2, 2011 through December 31, 2011, we issued 2,274,568 shares of common stock pursuant to the ATM program at an average price of $21.79 per share, after adjusting for a three-for-two stock split effected on September 7, 2012. We received aggregate gross proceeds of $49.6 million and aggregate net proceeds of $48.4 million, after deducting commissions and other transaction costs of $1.2 million. There were no subsequent issuances pursuant to the ATM program through February 2, 2012, which was the date on which the ATM program expired. Our automatic shelf registration statement that provided us with the opportunity to offer and sell shares of common stock on a delayed or continuous basis at indeterminate prices expired in the fourth quarter of 2012.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases, for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Land and structures	$143,701	$73,463	$49,867
Tractors	113,257	69,837	35,777
Trailers	83,405	62,326	5,020
Technology	13,950	24,767	11,866
Other	19,974	28,945	5,000
Less: Proceeds from sales	(12,018)	(5,436)	(2,604)
Total	$362,269	$253,902	$104,926

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and anticipated tonnage growth. Expenditures for land and structures increased in 2012 as we expanded the capacity of our service center network, which included the expansion of two of our major breakbulk facilities. Our capital expenditures for tractors and trailers increased significantly in 2012 and 2011 to support our projected tonnage growth as well as to replace equipment being retired through our normal replacement cycle. In 2010, we limited our purchases of these assets as we had sufficient capacity to meet demand.

We currently estimate capital expenditures, net of anticipated proceeds from sales, will be approximately $270.0 million for the year ending December 31, 2013. Approximately $95.0 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $150.0 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $25.0 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875%. The Applicable Margin Percentage was 1.125% at December 31, 2012 and 2011, respectively, and ranged from 1.0% to 1.125% during 2012. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

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

	December 31,
(In thousands)	2012	2011
Facility limit	$200,000	$200,000
Line of credit borrowings	(10,000)	—
Outstanding letters of credit	(52,423)	(49,878)
Total borrowing capacity	$137,577	$150,122

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees ranged from 0.175% to 0.20% and letter of credit fees ranged from 1.0% to 1.125% during 2012. In addition, a facing fee at an annual rate of 0.125% is charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during such quarter.

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $227.1 million at December 31, 2012. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.07% and 5.17% at December 31, 2012 and 2011, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $20.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2012 or 2011, and we have no plans to declare or pay a dividend in 2013.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2012, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Common Stock Split

On August 13, 2012, we announced a three-for-two common stock split for shareholders of record as of the close of business on the record date, August 24, 2012. On September 7, 2012, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of our common stock on the record date.

On August 2, 2010, we announced a three-for-two common stock split for shareholders of record as of the close of business on the record date, August 9, 2010. On August 23, 2010, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of the common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively to reflect these stock splits.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2012:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations, exclusive of interest	$237,143	$35,714	$71,429	$35,000	$95,000
Capital lease obligations, exclusive of interest	3,264	3,264	—	—	—
Operating lease obligations	65,010	15,823	19,543	10,508	19,136
Purchase obligations	20,516	20,516	—	—	—
Total	$325,933	$75,317	$90,972	$45,508	$114,136

(1)
Contractual obligations include long-term debt consisting of senior notes totaling $227.1 million and $10.0 million outstanding on our Credit Agreement; capital lease obligations for computer equipment; operating leases consisting primarily of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2013. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 to the Financial Statements included in Item 8 of this report.

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

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost-efficient balance between our retention exposure and excess coverage.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. We use historical experience, certain assumptions and estimates in determining the economic life of each asset. Periodically, we review property and equipment for impairment due to changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate.

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

Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various executive management positions and/or on our Board of Directors during 2012. We have entered into amended and restated employment agreements with Earl E. Congdon and David S. Congdon, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

During 2012, John R. Congdon resigned from his position as Senior Vice President but continues to be employed by the Company. In connection with his resignation as a Senior Vice President, the Board of Directors and Mr. Congdon agreed to terminate the amended and restated employment agreement between the Company and John R. Congdon.

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

We purchased $239,000, $278,000 and $242,000 of maintenance and other services from Leasing in 2012, 2011 and 2010, respectively. We believe that the prices we pay for such services are no more than what would be charged by unaffiliated third parties for the same quality of work, and we intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $86,000 for leased equipment in 2010. These payments were for long-term leases for tractors used in our linehaul operations. We received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions. We did not lease any equipment from Leasing in 2012 or 2011.

We charged Leasing $18,000, $18,000 and $17,000 for the rental of property in 2012, 2011 and 2010, respectively. No other services were provided to Leasing for the years ended December 31, 2012, 2011 and 2010.

Split-Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $6.8 million and $6.6 million at December 31, 2012 and 2011, respectively, and is included on our Balance Sheets under the caption “Other assets.” At December 31, 2012, these policies provided for an aggregate of $8.9 million in net death benefits due to the Company, of which we have endorsed $2.0 million to Mr. Congdon’s children.

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

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2012, the cash value for variable life insurance contracts was $22.3 million of the $33.1 million of aggregate cash values for all life insurance contracts included on our Balance Sheets. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $2.2 million impact on our operating income.

We are exposed to market risk for awards granted under the Old Dominion Freight Line, Inc. Phantom Stock Plan and the Old Dominion Freight Line, Inc. Director Phantom Stock Plan. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the closing price of our common stock at that date. At December 31, 2012, the total liability for awards granted under the Old Dominion Freight Line, Inc. Phantom Stock Plan and the Old Dominion Freight Line, Inc. Director Phantom Stock Plan totaled $16.2 million. A 10% change in the price of our common stock at December 31, 2012 would have had a $1.6 million impact on our operating income in 2012 with respect to these plans.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to that risk primarily through the application of fuel surcharges.

For further discussion related to these risks, see Notes 2 and 8 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.
BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,857	$75,850
Customer receivables, less allowances of $8,561 and $9,173, respectively	219,039	213,481
Other receivables	1,324	4,441
Prepaid expenses and other current assets	21,754	18,614
Deferred income taxes	20,054	19,466
Total current assets	275,028	331,852
Property and equipment:
Revenue equipment	922,030	789,984
Land and structures	874,768	738,359
Other fixed assets	225,298	214,816
Leasehold improvements	6,128	5,773
Total property and equipment	2,028,224	1,748,932
Less: Accumulated depreciation	(648,919)	(621,982)
Net property and equipment	1,379,305	1,126,950
Goodwill	19,463	19,463
Other assets	38,718	34,809
Total assets	$1,712,514	$1,513,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,891	$42,096
Compensation and benefits	80,047	66,740
Claims and insurance accruals	33,990	35,934
Other accrued liabilities	20,906	20,654
Income taxes payable	6,327	32
Current maturities of long-term debt	38,978	39,354
Total current liabilities	225,139	204,810
Long-term debt	201,429	229,831
Other non-current liabilities	106,791	86,998
Deferred income taxes	153,186	134,916
Total long-term liabilities	461,406	451,745
Total liabilities	686,545	656,555

Commitments and contingent liabilities

Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 and 86,164,986 shares outstanding at December 31, 2012 and 2011, respectively	8,616	8,616
Capital in excess of par value	134,401	134,403
Retained earnings	882,952	713,500
Total shareholders’ equity	1,025,969	856,519

Total liabilities and shareholders’ equity	$1,712,514	$1,513,074

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2012	2011	2010
Revenue from operations	$2,110,483	$1,882,541	$1,480,998

Operating expenses:
Salaries, wages and benefits	1,066,551	956,079	808,819
Operating supplies and expenses	378,534	355,186	244,291
General supplies and expenses	58,908	49,900	41,580
Operating taxes and licenses	67,526	63,284	55,420
Insurance and claims	29,681	27,693	25,329
Communications and utilities	19,980	18,104	15,218
Depreciation and amortization	110,743	90,820	80,362
Purchased transportation	70,426	63,257	50,489
Building and office equipment rents	13,514	13,689	15,244
Miscellaneous expenses, net	9,366	10,457	6,507
Total operating expenses	1,825,229	1,648,469	1,343,259

Operating income	285,254	234,072	137,739

Non-operating expense (income):
Interest expense	11,541	14,067	12,613
Interest income	(113)	(180)	(148)
Other expense, net	728	101	848
Total non-operating expense	12,156	13,988	13,313

Income before income taxes	273,098	220,084	124,426
Provision for income taxes	103,646	80,614	48,775
Net income	$169,452	$139,470	$75,651

Earnings per share:
Basic	$1.97	$1.63	$0.90
Diluted	$1.97	$1.63	$0.90

Weighted average shares outstanding:
Basic	86,164,964	85,719,728	83,890,483
Diluted	86,164,964	85,719,728	83,890,483

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2009	83,891	$8,389	$86,232	$498,379	$593,000
Net income	—	—	—	75,651	75,651
Other	—	—	(2)	—	(2)
Balance as of December 31, 2010	83,891	$8,389	$86,230	$574,030	$668,649
Issuance and sale of common stock	2,274	227	48,173	—	48,400
Net income	—	—	—	139,470	139,470
Balance as of December 31, 2011	86,165	$8,616	$134,403	$713,500	$856,519
Net income	—	—	—	169,452	169,452
Other	—	—	(2)	—	(2)
Balance as of December 31, 2012	86,165	$8,616	$134,401	$882,952	$1,025,969

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$169,452	$139,470	$75,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,743	90,820	80,362
Loss on sale of property and equipment	78	1,263	758
Deferred income taxes	17,682	43,348	7,624
Changes in assets and liabilities:
Customer and other receivables, net	(5,410)	(40,414)	(36,169)
Prepaid expenses and other assets	(7,956)	(2,952)	(13,314)
Accounts payable	2,795	12,875	(4,247)
Compensation, benefits and other accrued liabilities	13,559	17,626	22,476
Claims and insurance accruals	7,458	6,696	3,831
Income taxes, net	9,264	3,224	(3,613)
Other liabilities	10,391	5,978	7,163
Net cash provided by operating activities	328,056	277,934	140,522

Cash flows from investing activities:
Purchase of property and equipment	(373,193)	(250,768)	(106,347)
Proceeds from sale of property and equipment	12,018	5,436	2,604
Net cash used in investing activities	(361,175)	(245,332)	(103,743)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	412	96,010	—
Principal payments under long-term debt agreements	(40,284)	(40,382)	(36,681)
Net proceeds (payments) on revolving line of credit	10,000	(66,230)	1,183
Proceeds from stock issuance, net of issuance costs	—	48,400	—
Other financing activities, net	(2)	—	(2)
Net cash (used in) provided by financing activities	(29,874)	37,798	(35,500)

(Decrease) increase in cash and cash equivalents	(62,993)	70,400	1,279
Cash and cash equivalents at beginning of year	75,850	5,450	4,171
Cash and cash equivalents at end of year	$12,857	$75,850	$5,450

Income taxes paid	$74,932	$34,579	$44,893
Interest paid	$13,728	$14,011	$13,561
Capitalized interest	$1,963	$895	$682

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$1,094	$8,570	$1,183

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and value-added services from a single integrated organization. In addition to our core LTL services, we offer our customers a broad range of value-added services including ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery services. We also offer worldwide freight forwarding services.

We have one operating segment and no single customer exceeds 10% of our revenue.

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

Depreciation expense, which includes the amortization of capital leases, was $109.8 million, $89.9 million and $79.4 million for 2012, 2011 and 2010, respectively.

During the first quarter of 2010, we completed an evaluation of the estimated useful lives and salvage values for our equipment and determined that the actual period of service of certain revenue equipment exceeded that of our previously estimated useful lives. As a result, we extended the estimated useful lives of most of our tractors to 9 years from 7 years and extended the estimated useful lives of our trailers to 15 years from 12. In addition, we reduced the estimated salvage values associated with this equipment to more accurately reflect the value we believe such equipment will have at the end of its respective useful lives. We made similar changes to the estimated useful lives and salvage values for certain of our other equipment but the results of these changes had less of an impact on our future depreciation expense. As a result of the impact on depreciation from these changes that were effective January 1, 2010, income from continuing operations and net income in 2010 increased by approximately $12.7 million and $7.7 million, respectively.

Goodwill and Other Intangible Assets

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill and other intangible assets. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review our goodwill balance annually for impairment, unless circumstances dictate more frequent assessments. During the fourth quarter of 2011, we adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which permits an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This initial assessment provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by Accounting Standards Codification (“ASC”) Topic 350. In the fourth quarter of 2012, we performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the two-step goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets include the value of acquired customer lists and related non-compete agreements and are amortized on a straight-line basis over their estimated useful lives, none of which exceeds ten years. The gross carrying amount of our other intangible assets totaled $8.1 million as of December 31, 2012 and 2011. Accumulated amortization for these assets was $5.7 million and $4.7 million as of December 31, 2012 and 2011, respectively. The net carrying amounts of our other intangible assets are included in “Other assets” on our Balance Sheets. Amortization expense was $0.9 million for 2012, 2011 and 2010. Annual amortization expense for the next five years for these intangible assets is estimated to be:

(In thousands)
2013	$712
2014	$695
2015	$495
2016	$315
2017	$210

Long-Lived Assets

We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

At December 31, 2012, we maintained a self-insured retention ("SIR") of $2.75 million per occurrence for bodily injury and property damage ("BIPD") claims; a deductible of $100,000 per claim for cargo loss and damage; and deductible of $1.0 million per occurrence for workers' compensation claims. We also had an SIR of $400,000 per occurrence (with a $200,000 aggregate over our retention level) for group health claims. We fully self-insured long-term disability claims to a maximum of $3,000 per month for our salaried and non-salaried employees until April 2, 2010 and July 1, 2011, respectively. We subsequently began to offer elective long-term disability coverage to our employees and, therefore, we have no liability for new long-term disability claims after those dates.

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers' compensation, long-term disability, group health and group dental not covered by insurance. These accruals include amounts for future claims development and claims incurred but not reported, which are primarily based on historical claims development experience. The related costs for cargo loss and damage and BIPD are charged to insurance and claims expense, while the related costs for workers' compensation, long-term disability, group health and dental are charged to employee benefits expense.

Our liability for claims and insurance totaled $93.5 million and $86.0 million at December 31, 2012 and 2011, respectively. The long-term portions of those reserves were $59.5 million and $50.1 million for 2012 and 2011, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $11.0 million, $8.3 million and $6.3 million for 2012, 2011 and 2010, respectively.

Common Stock Split

On August 13, 2012, we announced a three-for-two common stock split for shareholders of record as of the close of business on the record date, August 24, 2012. On September 7, 2012, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of our common stock on the record date.

On August 2, 2010, we announced a three-for-two common stock split for shareholders of record as of the close of business on the record date, August 9, 2010. On August 23, 2010, those shareholders received one additional share of common

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of the common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding and earnings per share amounts have been restated retroactively to reflect these stock splits.

Fair Values of Financial Instruments

The carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximate their fair value due to the short maturities of these instruments. The carrying value of our long-term debt was $240.4 million and $269.2 million at December 31, 2012 and 2011, respectively. The estimated fair value of our long-term debt was $247.9 million and $276.6 million at December 31, 2012 and 2011, respectively. The fair value measurement of our senior notes was determined using market interest rates for similar issuances of private debt. Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”). The fair value of our other long-term debt approximates carrying value.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Earnings Per Share

Earnings per common share is computed using the weighted-average number of common shares outstanding during the period. There were no potentially dilutive shares outstanding at the end of each period presented in this report.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2012	2011
Senior notes	$227,143	$262,857
Revolving credit facility	10,000	—
Capitalized lease and other obligations	3,264	6,328
Total long-term debt	240,407	269,185
Less: Current maturities	(38,978)	(39,354)
Total maturities due after one year	$201,429	$229,831

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $227.1 million at December 31, 2012. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.07% and 5.17% at December 31, 2012 and 2011, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement on August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875%. The Applicable Margin Percentage was 1.125% at December 31, 2012 and 2011, respectively, and ranged from 1.0% to 1.125% during 2012. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance of borrowings on the line of credit facility was $10.0 million and zero at December 31, 2012 and 2011, respectively. There were $52.4 million and $49.9 million of outstanding letters of credit at December 31, 2012 and 2011, respectively.

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees ranged from 0.175% to 0.20% and letter of credit fees ranged from 1.0% to 1.125% during 2012. In addition, the Company will pay to Wells Fargo as issuer of letters of credit (i) a facing fee with respect to each letter of credit in an amount equal to 0.125% of the daily average aggregate Stated Amount thereof, payable quarterly in arrears and calculated on an actual/360-day basis and (ii) such fees and charges customarily charged in connection with the issuance and administration of such letters of credit. Wells Fargo, as administrative agent, shall also receive an annual administrative fee for providing such services.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $20.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2012 or 2011, and we have no plans to declare or pay a dividend in 2013.

Our three outstanding senior note agreements and the Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements.

Capitalized lease obligations are collateralized by property and equipment with a net book value of $7.6 million at December 31, 2012.

As of December 31, 2012, aggregate maturities of long-term debt are as follows:

(In thousands)
2013	$38,978
2014	35,715
2015	35,714
2016	35,000
2017	—
Thereafter	95,000

$240,407

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 3. Shareholders’ Equity

On February 2, 2011, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus Weisel”) pursuant to which we had the ability to issue and sell, from time to time over a 12-month period through or to Stifel Nicolaus Weisel, shares of our common stock having an aggregate offering price of up to $100.0 million (the “ATM program”). The ATM program was conducted pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-162709), filed by the Company on October 28, 2009 with the SEC, and a prospectus supplement, filed by the Company on February 2, 2011 with the SEC. Sales of the Company’s common stock in the offering were made by means of ordinary brokers’ transactions on the Nasdaq, in privately negotiated transactions, or otherwise at prevailing market prices at the time of sale. Set forth below is information regarding our ATM program. Shares and per share amounts have been adjusted for the three-for-two common stock split effected on September 7, 2012.

Period	Aggregate Number of Shares Sold	Aggregate Gross Proceeds	Aggregate Net Proceeds	Average Sales Price Per Share
First quarter 2011	2,274,568	$49,575,000	$48,400,000	$21.79

There were no subsequent issuances pursuant to the ATM program through February 2, 2012, which was the date on which the ATM program expired. The Company's automatic shelf registration statement expired in October 2012.

Note 4. Leases

We lease certain information systems under capital leases. We also lease other assets under operating leases, which primarily consist of real estate leases for 68 of our 218 service center locations at December 31, 2012.

Certain operating leases provide for renewal options. Renewal options and length of renewals vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

Assets under capital leases are included in property and equipment as follows:

	December 31,
(In thousands)	2012	2011
Information systems	$9,910	$12,232
Less: Accumulated amortization	(2,270)	(3,065)
	$7,640	$9,167

Future minimum annual lease payments as of December 31, 2012 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total
2013	$3,308	$15,823	$19,131
2014	—	11,977	11,977
2015	—	7,566	7,566
2016	—	5,707	5,707
2017	—	4,801	4,801
Thereafter	—	19,136	19,136
Total minimum lease payments	3,308	$65,010	$68,318
Less: Amount representing interest	(44)
Present value of capitalized lease obligations	$3,264

Aggregate expense under operating leases was $19.1 million, $19.5 million and $21.0 million for 2012, 2011 and 2010, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 5. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Current:
Federal	$74,074	$27,470	$34,255
State	11,890	9,796	6,896
	85,964	37,266	41,151
Deferred:
Federal	14,978	39,934	6,695
State	2,704	3,414	929
	17,682	43,348	7,624
Total provision for income taxes	$103,646	$80,614	$48,775

The following is a reconciliation of the U.S. statutory federal income tax rates with our effective income tax rates for 2012, 2011 and 2010:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Tax provision at statutory rate	$95,584	$77,029	$43,549
State income taxes, net of federal benefit	10,211	7,480	5,002
Meals and entertainment disallowance	828	721	616
Tax credits	(2,609)	(4,453)	(744)
Other, net	(368)	(163)	352
Total provision for income taxes	$103,646	$80,614	$48,775

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Claims and insurance reserves	$32,499	$30,003
Allowance for doubtful accounts	2,829	2,827
Accrued vacation	12,399	9,339
Deferred compensation	17,734	14,441
Other	9,764	5,992
Total deferred tax assets	75,225	62,602
Valuation allowance	(559)	—
Net deferred tax assets	74,666	62,602

Deferred tax liabilities:
Depreciation and amortization	(197,875)	(169,309)
Unrecognized revenue	(8,171)	(6,995)
Other	(1,752)	(1,748)
Total deferred tax liabilities	(207,798)	(178,052)
Net deferred tax liability	$(133,132)	$(115,450)

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Our net deferred tax liability consists of the following:

	December 31,
(In thousands)	2012	2011
Current deferred tax asset	$20,054	$19,466
Noncurrent deferred tax liability	(153,186)	(134,916)
Net deferred tax liability	$(133,132)	$(115,450)

As of December 31, 2012, the Company had various state tax credit carryforwards of approximately $3.8 million that are scheduled to expire in five to fifteen years. As of December 31, 2012, the Company has established a valuation allowance in the amount of $559,000 due to the uncertainty of realization of these tax credits.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2009 through 2012. We remain open to examination by state tax jurisdictions for tax years 2008 through 2012.

Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months. The Company's liability for unrecognized tax benefits was immaterial as of December 31, 2012 and 2011. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our Provision for Income Taxes on our Statement of Operations.

Note 6. Related Person Transactions

Family Relationships

Each of Earl E. Congdon, John R. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various executive management positions and/or on our Board of Directors during 2012. We have entered into amended and restated employment agreements with Earl E. Congdon and David S. Congdon, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

During 2012, John R. Congdon resigned from his position as Senior Vice President but continues to be employed by the Company. In connection with his resignation as a Senior Vice President, the Board of Directors and Mr. Congdon agreed to terminate the amended and restated employment agreement between the Company and John R. Congdon.

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

We purchased $239,000, $278,000 and $242,000 of maintenance and other services from Leasing in 2012, 2011 and 2010, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We also paid Leasing $86,000 for leased equipment in 2010. These payments were for long-term leases for tractors used in our linehaul operations. We received no commission or other financial benefit from Leasing or any other party in connection with these lease transactions. We did not lease any equipment from Leasing in 2012 or 2011.

We charged Leasing $18,000, $18,000 and $17,000 for the rental of property in 2012, 2011 and 2010, respectively. No other services were provided to Leasing for the years ended December 31, 2012, 2011 and 2010.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Split-Dollar Life Insurance Policies

We are the owner of two split-dollar life insurance contracts insuring the life of John R. Congdon. The net cash surrender value for these policies was $6.8 million and $6.6 million at December 31, 2012 and 2011, respectively, and is included on our Balance Sheets under the caption “Other assets.” At December 31, 2012, these policies provided for an aggregate of $8.9 million in net death benefits due to the Company, of which we have endorsed $2.0 million to Mr. Congdon’s children.

Note 7. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2012, 2011 and 2010 were $16.9 million, $13.9 million and $7.6 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted daily to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $30.0 million and $24.6 million at December 31, 2012 and 2011, respectively.

Note 8. Share-Based Compensation

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended effective January 1, 2009, May 18, 2009 and May 17, 2011 (the “Phantom Stock Plan”). The Phantom Stock Plan expired in May 2012; however, the Board of Directors approved the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (the "2012 Plan") in October 2012, as described below. Each share of phantom stock awarded to eligible employees under the Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) disability. No shares of common stock will be issued pursuant to the Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. The maximum number of shares of phantom stock that were available for awards under the Phantom Stock Plan was 843,750. Our Board of Directors approved the initial grant under this plan at its January 2006 meeting and authorized grants annually thereafter until the Phantom Stock Plan's expiration.

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

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011 (the “Director Phantom Stock Plan” and together with the Phantom Stock Plan, the “Phantom Plans”). Under the Director Phantom Stock Plan, each non-employee eligible director shall be granted an annual award of phantom shares equal to $50,000 on the grant date. Prior to the 2011 grant, the annual award to each non-employee eligible director was equal to $30,000 on the grant date. For each vested share, participants are entitled to an amount in cash equal to the fair market value of a share of our common stock on the date that service as a director terminates for any reason. No shares of common stock will be issued pursuant to the Director Phantom Stock Plan, as the awards are

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

settled in cash. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and have authorized grants annually thereafter.

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

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2012 for the Phantom Plans is provided below. Of these awards, 277,701 and 201,876 phantom shares were vested at December 31, 2012 and 2011, respectively.

	Phantom Stock Plan	Director Phantom Stock Plan
Balance of shares outstanding at December 31, 2011	422,173	50,231
Granted	111,661	10,125
Settled	(61,195)	—
Forfeited	(5,012)	—
Balance of shares outstanding at December 31, 2012	467,627	60,356

Provisions for the granting of phantom stock shares under the Phantom Stock Plan expired in May 2012. The Board of Directors, however, authorized grants outside the Phantom Stock Plan in July and August of 2012 to retiring employees totaling 4,481 phantom shares with terms and conditions similar to those in the Phantom Stock Plan. These shares vested immediately and the settlement resulted in additional compensation expense of $129,000.

On October 30, 2012, our Board of Directors approved and we adopted the 2012 Plan. Under the 2012 Plan, 1,000,000 shares of phantom stock may be awarded, each of which represent a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date. Each award vests in 20% increments on the anniversary of the grant date provided that the participant (i) has been continuously employed by us since the grant date, (ii) has been continuously employed by us for ten years and (iii) has reached the age of 65. Vesting also occurs on the earliest of (i) a change in control, (ii) death or (iii) total disability. Unvested shares are forefeited upon termination of employment, although our Board of Directors has authority to modify and/or accelerate the vesting of awards.
Participants in the 2012 Plan are entitled to receive amounts due on vested shares on the settlement date, which is the earliest of the date of the participant's (i) termination of employment for any reason other than for cause, (ii) death or (ii) disability. Unless the award agreement specifies otherwise, payments will be made in cash over 24 substantially equal monthly payments.
There were no awards of phantom stock made in 2012 under the 2012 Plan.
Awards of phantom stock are accounted for as a liability under The Financial Accounting Standards Board Accounting Standards CodificationTM (“FASC”) 718, Compensation – Stock Compensation. FASC 718 requires changes in the fair value of our liability to be recognized as compensation cost over the requisite service period for the percentage of requisite service rendered each period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period based on the closing price of our common stock at that date, and the compensation cost is based on the change in fair value for each reporting period. The liability for these awards totaled $16.2 million and $10.9 million at December 31, 2012 and 2011, respectively. Cash payments for settled shares of phantom stock were $1.1 million, $0.5 million and zero for 2012, 2011 and 2010, respectively. Compensation costs totaled $6.4 million, $4.2 million and $4.4 million for 2012, 2011 and 2010, respectively. Unrecognized compensation cost related to all unvested shares as of December 31, 2012 was $3.7 million based on the price of our common stock on that date.

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

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2012 and 2011 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2012
Revenue	$497,140	$541,505	$544,493	$527,345	$2,110,483
Operating income	54,218	82,588	80,932	67,516	285,254
Net income	31,095	47,832	51,044	39,481	169,452
Net income per share:
Basic and diluted	0.36	0.56	0.59	0.46	1.97
2011
Revenue	$422,679	$480,255	$494,475	$485,132	$1,882,541
Operating income	37,921	64,645	68,194	63,312	234,072
Net income	21,573	39,383	38,631	39,883	139,470
Net income per share:
Basic and diluted	0.26	0.46	0.45	0.46	1.63

Note 11. Subsequent Events

Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.
We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 28, 2013

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that our internal control over financial reporting was effective as of December 31, 2012, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Old Dominion Freight Line, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 28, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2013 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

We have adopted a “Code of Business Conduct” that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct is publicly available and is posted on our website at www.odfl.com/company/corpGovernance.shtml. To the extent permissible under applicable law, the rules of the SEC and Nasdaq listing standards, we intend to disclose on our website any amendment to our Code of Business Conduct, or any grant of a waiver from a provision of our Code of Business Conduct, that requires disclosure under applicable law, the rules of the SEC or Nasdaq listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2013 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2013 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2013 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2013 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2012 and December 31, 2011

Statements of Operations – Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Statements of Cash Flows – Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.
The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II
Old Dominion Freight Line, Inc.
Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions(2)	Balance at End of Period
2010	$10,199	$545	$3,944	$6,800
2011	$6,800	$3,200	$2,723	$7,277
2012	$7,277	$2,123	$2,118	$7,282

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 28, 2013	By:	/s/ DAVID S. CONGDON
David S. Congdon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the Board of Directors	February 28, 2013
Earl E. Congdon

/s/ DAVID S. CONGDON	Director, President and Chief Executive Officer	February 28, 2013
David S. Congdon	(Principal Executive Officer)

/s/ J. PAUL BREITBACH	Director	February 28, 2013
J. Paul Breitbach

/s/ JOHN R. CONGDON	Director	February 28, 2013
John R. Congdon

/s/ JOHN R. CONGDON, JR.	Director	February 28, 2013
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 28, 2013
Robert G. Culp, III

/s/ JOHN D. KASARDA	Director	February 28, 2013
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 28, 2013
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 28, 2013
D. Michael Wray

/s/ J. WES FRYE	Senior Vice President – Finance	February 28, 2013
J. Wes Frye	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President – Controller	February 28, 2013
John P. Booker III	(Principal Accounting Officer)

EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
OLD DOMINION FREIGHT LINE, INC.
FOR YEAR ENDED DECEMBER 31, 2012

Exhibit No.	Description

3.1.1(a)	Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004)

3.1.2(v)	Articles of Amendment of Old Dominion Freight Line, Inc.

3.2	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1	Specimen certificate of Common Stock

4.6.10(b)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005

4.9(e)	Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006.

4.10(f)	Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006

4.10.1(m)
Amendment No. 1 to Amended and Restated Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wells Fargo Bank, National Association, as Agent, dated as of December 31, 2010

4.11(m)	Note Purchase Agreement by and among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011

4.12(p)
Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2011

10.17.6(g)*	Amended and Restated Employment Agreement Between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008

10.17.7(g)*	Amended and Restated Employment Agreement Between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008

10.17.8(g)*	Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008

10.17.10(l)*	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon

10.17.11(l)*	First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and John R. Congdon

10.17.12(r)*	Second Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2012, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon

10.17.13(r)*	Second Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2012, by and between Old Dominion Freight Line, Inc. and John R. Congdon

10.17.14(u)*	Termination of Agreement, effective as of August 3, 2012, by and between Old Dominion Freight Line, Inc. and John R. Congdon

Exhibit No.	Description

10.17.15(w)*	Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan

10.17.16(w)*	Form of Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan Phantom Stock Award Agreement

10.17.17(w)*	Second Amended and Restated Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of November 1, 2012

10.17.18*	First Amendment to Amended and Restated Employment Agreement, effective as of November 1, 2012, by and between Old Dominion Freight Line, Inc. and David S. Congdon

10.18.3(h)*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan

10.18.4(h)*	Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement

10.18.5(i)*	Non-Executive Director Compensation Structure, effective January 1, 2008

10.18.6(o)*	Non-Executive Director Compensation Structure, effective January 1, 2011

10.18.7(o)*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011

10.19.1(c)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005

10.19.3(d)*	Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.19.4(i)*	Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009

10.19.5(i)*	Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of January 1, 2009

10.19.6(j)*	Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009

10.19.7(q)*	2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011

10.19.8(t)*	Old Dominion Freight Line, Inc. Phantom Stock Award Agreement

10.20.1(k)*	2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009)

10.20.2(d)*	Form of Annual Salary and Bonus Deduction Agreement

10.20.3(s)*	Second Amendment to 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., as amended, effective November 10, 2011

10.21(g)*	Old Dominion Freight Line, Inc. Performance Incentive Plan

10.22(n)	At-The-Market Equity Offering Sales Agreement, dated February 2, 2011, between Old Dominion Freight Line, Inc. and Stifel, Nicolaus & Company, Incorporated

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (iv) the Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, and (v) the Notes to the Financial Statements

(a)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004

(b)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005

(c)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005

(d)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006

(e)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006

(f)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006

(g)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008

(h)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008

(i)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009

(j)	Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009

(k)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010

(l)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 28, 2010

(m)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011

(n)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 2, 2011

(o)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011

(p)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2011

(q)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011

(r)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 6, 2012

(s)	Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012

(t)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on July 5, 2012

(u)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 3, 2012

(v)	Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012

(w)	Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012

*	Denotes an executive compensation plan or agreement
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.