Form 10-Q
period 2013-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2013-05-08
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________ .
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2013 there were 86,164,917 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2013	December 31,
(In thousands, except share and per share data)	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$29,183	$12,857
Customer receivables, less allowances of $8,302 and $8,561, respectively	248,225	219,039
Other receivables	2,092	1,324
Prepaid expenses and other current assets	26,140	21,754
Deferred income taxes	19,324	20,054
Total current assets	324,964	275,028

Property and equipment:
Revenue equipment	919,300	922,030
Land and structures	893,720	874,768
Other fixed assets	230,754	225,298
Leasehold improvements	6,051	6,128
Total property and equipment	2,049,825	2,028,224
Accumulated depreciation	(674,076)	(648,919)
Net property and equipment	1,375,749	1,379,305

Goodwill	19,463	19,463
Other assets	41,016	38,718
Total assets	$1,761,192	$1,712,514

Note: The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	March 31,
	2013	December 31,
(In thousands, except share and per share data)	(Unaudited)	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,471	$44,891
Compensation and benefits	81,158	80,047
Claims and insurance accruals	34,681	33,990
Other accrued liabilities	20,904	20,906
Income taxes payable	37,297	6,327
Current maturities of long-term debt	38,619	38,978
Total current liabilities	254,130	225,139

Long-term liabilities:
Long-term debt	180,714	201,429
Other non-current liabilities	111,106	106,791
Deferred income taxes	148,720	153,186
Total long-term liabilities	440,540	461,406
Total liabilities	694,670	686,545

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 shares outstanding at March 31, 2013 and December 31, 2012	8,616	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	923,505	882,952
Total shareholders’ equity	1,066,522	1,025,969
Total liabilities and shareholders’ equity	$1,761,192	$1,712,514

Note: The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2013	2012
Revenue from operations	$532,575	$497,140

Operating expenses:
Salaries, wages and benefits	270,800	257,989
Operating supplies and expenses	95,703	94,216
General supplies and expenses	17,761	14,152
Operating taxes and licenses	17,269	16,356
Insurance and claims	7,270	7,683
Communications and utilities	5,721	4,854
Depreciation and amortization	29,834	25,544
Purchased transportation	17,498	16,231
Building and office equipment rents	3,178	3,268
Miscellaneous expenses, net	1,597	2,629
Total operating expenses	466,631	442,922

Operating income	65,944	54,218

Non-operating expense (income):
Interest expense	2,400	3,219
Interest income	(14)	(52)
Other expense (income), net	74	(346)
Total non-operating expense	2,460	2,821

Income before income taxes	63,484	51,397

Provision for income taxes	22,931	20,302

Net income	$40,553	$31,095

Earnings per share:
Basic	$0.47	$0.36
Diluted	$0.47	$0.36

Weighted average shares outstanding:
Basic	86,164,917	86,164,986
Diluted	86,164,917	86,164,986

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$40,553	$31,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,834	25,544
Loss on sale of property and equipment	47	474
Deferred income taxes	(3,736)	(13,743)
Other operating activities, net	(3,164)	34,957
Net cash provided by operating activities	63,534	78,327

Cash flows from investing activities:
Purchase of property and equipment	(26,949)	(89,393)
Proceeds from sale of property and equipment	815	628
Net cash used in investing activities	(26,134)	(88,765)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	6
Principal payments under long-term debt agreements	(11,074)	(11,199)
Net payments on revolving line of credit	(10,000)	—
Net cash used in financing activities	(21,074)	(11,193)

Increase (decrease) in cash and cash equivalents	16,326	(21,631)
Cash and cash equivalents at beginning of period	12,857	75,850
Cash and cash equivalents at end of period	$29,183	$54,219

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$—	$211

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2013 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2013.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2012.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Values of Financial Instruments

The carrying values of financial instruments included in current assets and liabilities, such as cash and cash equivalents, customer and other receivables, trade payables and current maturities of long-term debt, approximate their fair value due to the short maturities of these instruments.  The carrying value of our total long-term debt, including current maturities, was $219.3 million and $240.4 million at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of our total long-term debt was $229.5 million and $247.9 million at March 31, 2013 and December 31, 2012, respectively. The balance of our long-term debt primarily consists of our senior notes for which fair value is estimated using market interest rates for similar issuances of private debt.  Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Senior notes	$216,429	$227,143
Revolving credit facility	—	10,000
Capitalized leases and other obligations	2,904	3,264
Total long-term debt	219,333	240,407
Less: Current maturities	(38,619)	(38,978)
Total maturities due after one year	$180,714	$201,429

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $216.4 million and $227.1 million at March 31, 2013 and December 31, 2012, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 5.09% and 5.07% at March 31, 2013 and December 31, 2012, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of Debt to Total Capitalization. The Applicable Margin Percentage was 1.0% and 1.125% at March 31, 2013 and December 31, 2012, respectively, and ranged from 1.0% to 1.125% during the three months ended March 31, 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

There were no borrowings on our revolving credit facility at March 31, 2013 and there were $10.0 million of borrowings outstanding at December 31, 2012. There were $57.3 million and $52.4 million of outstanding letters of credit at March 31, 2013 and December 31, 2012, respectively.

Note 3. Income Taxes

Our effective tax rate for the first quarter of 2013 was 36.1%, as compared to 39.5% for the first quarter of 2012. On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012, which reinstated alternative fuel tax credits that previously expired on December 31, 2011 and extended those credits until December 31, 2013. As a result, our first quarter tax rate included the favorable impact of a discrete tax adjustment of $1.6 million for credits related to our use of alternative fuel in 2012. Our annual effective tax rate in 2013 will also benefit from the credits for our use of alternative fuel in the current year. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain other non-deductible items.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other value-added services from a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including worldwide freight forwarding, ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary revenue focus is to increase “density,” which is shipment and tonnage growth within our existing infrastructure. This allows us to maximize our asset utilization and labor productivity. We measure density over many different functional areas of our operations including revenue per service center, linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density, it is critical for us to obtain an appropriate yield on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in density are key components in our ability to produce profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2013	2012
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.8	51.9
Operating supplies and expenses	18.0	19.0
General supplies and expenses	3.3	2.8
Operating taxes and licenses	3.2	3.3
Insurance and claims	1.4	1.5
Communications and utilities	1.1	1.0
Depreciation and amortization	5.6	5.1
Purchased transportation	3.3	3.3
Building and office equipment rents	0.6	0.7
Miscellaneous expenses, net	0.3	0.5
Total operating expenses	87.6	89.1

Operating income	12.4	10.9

Interest expense, net *	0.5	0.6
Other expense (income), net	0.0	(0.0)

Income before income taxes	11.9	10.3

Provision for income taxes	4.3	4.0

Net income	7.6%	6.3%

 * For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2013 and 2012 are presented below:

	Three Months Ended
	March 31,
	2013	2012	% Change
Work days	63	64	(1.6)%
Revenue (in thousands)	$532,575	$497,140	7.1%
Operating ratio	87.6%	89.1%	(1.7)%
Net income (in thousands)	$40,553	$31,095	30.4%
Diluted earnings per share	$0.47	$0.36	30.6%
Total tons (in thousands)	1,717	1,659	3.5%
Shipments (in thousands)	1,922	1,873	2.6%
Weight per shipment (lbs.)	1,787	1,771	0.9%
Revenue per hundredweight	$15.50	$15.05	3.0%
Revenue per shipment	$276.97	$266.58	3.9%
Average length of haul (miles)	935	945	(1.1)%

For the first quarter of 2013, we set new Company records in both net income and operating ratio for a first-quarter period, despite having one less workday and more severe weather conditions than the comparable first quarter of 2012. Net income increased 30.4% to $40.6 million and diluted earnings per share increased 30.6% to $0.47. We also produced quarterly revenue growth and tonnage increases that exceeded overall industry levels. The density created by these additional volumes generated cost efficiencies that, when combined with a relatively stable pricing environment, drove our improvement in profitability for the quarter.

We also improved our primary service metrics in the first quarter of 2013 over 2012 levels, increasing our on-time delivery percentage above 99% and lowering our cargo claims ratio to a Company record of 0.34%, which is net cargo claim payments as a percent of revenue. We believe the high quality of services we provide, coupled with fair and equitable pricing, are generating the additional market share gains that we continue to achieve.

Revenue

First quarter 2013 revenue increased $35.4 million, or 7.1%, when compared to the first quarter of 2012. Our revenue growth was driven by increases in both tonnage and pricing. Tonnage increased 3.5%, primarily due to a 2.6% increase in shipments and a 0.9% increase in weight per shipment from the comparable quarter. Tonnage per day, which was not affected by the impact of one less work day in the first quarter of 2013, grew 5.2% as compared to the first quarter of 2012. While the U.S. economy was relatively stable, we primarily attribute our first quarter tonnage growth to increased market share.

Revenue per hundredweight for the first quarter of 2013 was $15.50, a 3.0% increase over the prior-year quarter. This increase reflects a commitment to our yield management philosophy as well as a positive pricing environment for the industry. We focus on obtaining an appropriate yield for our services to offset rising operating costs and to also allow us to invest in opportunities that improve our service capabilities and support our growth.  We believe our prices are competitive and, when combined with the quality of our service, provide an unmatched value proposition in our industry.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased slightly to 16.8% of our total revenue for the first quarter of 2013 from 16.9% in the first quarter of 2012. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of

Energy's published diesel fuel prices that reset each week. Therefore, the fluctuations in fuel surcharges between the comparable periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $12.8 million, or 5.0%, from the first quarter of 2012 due to an $11.7 million increase in the costs for salaries and wages and a $1.1 million increase in benefit costs. Salaries and wages, excluding benefits, increased primarily due to a 7.5% increase in average full-time employees over the comparable prior-year period and the impact of wage increases provided to our employees in September 2012. The increase in our headcount was necessary to provide sufficient labor capacity to match the demand for our services and anticipated growth. As a result, direct labor costs for drivers, platform employees and fleet technicians increased $9.5 million, or 7.1%, in the first quarter of 2013 as compared to the comparable prior-year period. These costs improved as a percent of revenue as a result of the increased density in our operations and further improvement in the efficiency of our operations. Our platform pounds handled per hour and linehaul laden load average improved 2.9% and 0.7%, respectively, over the prior year quarter. Our pickup and delivery measurements remained relatively consistent, despite the negative impact to our operations caused by severe weather.

Employee benefit costs increased $1.1 million, or 1.6%, over the first quarter of 2012. This increase was due primarily to additional full-time employees eligible for benefits and an increase in the cost related to our employees' paid time off. Overall employee benefit costs improved to 34.3% of salaries and wages in the first quarter of 2013 from 35.9% for the first quarter of 2012.

Operating supplies and expenses increased $1.5 million, or 1.6%, in the first quarter of 2013 from the prior-year comparable quarter. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both consumption and average price per gallon. As compared to the prior-year period, our intercity miles increased 3.4%, while our diesel fuel consumption increased only 2.8%. Our consumption trends have improved due to a focus on improving our average miles per gallon, which has benefited from certain operational initiatives and the increased use of newer, more fuel-efficient equipment. The increase in our consumption was partially offset by a 0.6% decrease in our average price per gallon.

General supplies and expense increased $3.6 million, or 25.5%, as compared to the prior-year first quarter. This increase was primarily due to an increase in our advertising as well as increased costs for employee training.

Depreciation and amortization expense increased to 5.6% of revenue in the first quarter of 2013 as compared to 5.1% in 2012. This increase was primarily due to additional depreciation on the $196.7 million of tractors and trailers purchased in 2012 as part of our capital expenditure program. The unit costs for tractors that were placed into service in 2012 were significantly higher than the units they replaced, due primarily to the impact of increasingly stringent emission standards. Although our 2013 capital expenditure plan is projected to be lower than 2012, our $270 million capital expenditure plan includes $150 million for tractors and trailers, which we expect will increase depreciation costs in future periods. We believe these investments are necessary to provide sufficient capacity to support our long-term growth initiatives.

Our effective income tax rate for the first quarter of 2013 was 36.1%, as compared to 39.5% for the first quarter of 2012. On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012, which reinstated alternative fuel tax credits that previously expired on December 31, 2011 and extended those credits until December 31, 2013. As a result, our first quarter tax rate included the favorable impact of a discrete tax adjustment of $1.6 million for credits related to our use of alternative fuel in 2012. We anticipate our effective income tax rate for the remainder of 2013 will be 38.6%, which includes the benefit of the tax credits for our use of alternative fuel in 2013.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Cash and cash equivalents at beginning of period	$12,857	$75,850
Cash flows provided by (used in):
Operating activities	63,534	78,327
Investing activities	(26,134)	(88,765)
Financing activities	(21,074)	(11,193)
Increase (decrease) in cash and cash equivalents	16,326	(21,631)
Cash and cash equivalents at end of period	$29,183	$54,219

Cash flows provided by operating activities decreased in the first quarter of 2013 from the first quarter of 2012 primarily as a result of fluctuations in certain working capital accounts. The change in these working capital accounts was partially offset by the improvement in our net income as well as an increase in expenses related to the depreciation and amortization of our assets. Net income in the first quarter of 2013 increased $9.5 million, or 30.4% over the first quarter of 2012. Depreciation and amortization expenses for the first quarter of 2013 increased $4.3 million, or 16.8% over the comparable quarterly period. These changes are described in more detail in the “Results of Operations” section above.

Changes in cash flows used in investing activities are primarily due to a decrease in our capital expenditures during the first quarter of 2013 as compared to the first quarter of 2012. This decrease was primarily due to an overall reduction in our 2013 capital expenditure plan as well as the timing of these expenditures in the comparative quarters.

Changes in cash flows used in financing activities consist of fluctuations in our senior unsecured revolving line of credit.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our year-to-date capital expenditures for property and equipment, including capital assets obtained through capital leases, for the three-month period ended March 31, 2013 and the years ended December 31, 2012, 2011 and 2010:

	March 31,	December 31,
(In thousands)	2013	2012	2011	2010
Land and structures	$19,309	$143,701	$73,463	$49,867
Tractors	14	113,257	69,837	35,777
Trailers	2,032	83,405	62,326	5,020
Technology	1,648	13,950	24,767	11,866
Other	3,946	19,974	28,945	5,000
Proceeds from sales	(815)	(12,018)	(5,436)	(2,604)
Total	$26,134	$362,269	$253,902	$104,926

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending upon our needs for and the availability of property and equipment.

We currently estimate capital expenditures, net of anticipated proceeds from dispositions, will be approximately $270 million for the year ending December 31, 2013. Of our capital expenditures, approximately $95 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $150 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $25 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily with cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $216.4 million and $227.1 million at March 31, 2013 and December 31, 2012, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 5.09% and 5.07% at March 31, 2013 and December 31, 2012, respectively.

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

(In thousands)	March 31, 2013	December 31, 2012
Facility limit	$200,000	$200,000
Line of credit borrowings	—	(10,000)
Outstanding letters of credit	(57,311)	(52,423)
Available borrowing capacity	$142,689	$137,577

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first three months of 2013, and we have no current plans to declare or pay a dividend during the remainder of 2013.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2013, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as changes in the economy, could cause variation in these trends. Operating margins in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornados and floods, can also adversely impact our performance by reducing demand and increasing operating expenses. Freight volumes typically build to a peak in the third or early fourth quarter, which generally results in improved operating margins for those periods. We believe seasonal trends will continue to impact our business.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that govern, among other things: the emission and discharge of hazardous materials into the environment; the presence of hazardous materials at our properties or in our vehicles; fuel storage tanks; the transportation of certain materials; and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up for accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2013 or fiscal year 2014. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other reports and statements that we file with the SEC. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

•
our exposure to claims related to cargo loss and damage, property damage, personal injury, workers' compensation, group health and group dental, including increased premiums, adverse loss development, increased self-insured retention levels, and claims in excess of coverage levels;

•	potential cost increases associated with healthcare legislation;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of replacement parts and new equipment, including any regulatory changes and supply constraints that could impact the cost of these assets;

•	decreases in demand for, and the value of, used equipment;

•	the availability and cost of diesel fuel;

•
the costs and potential liabilities related to compliance with, or violations of, existing or future governmental laws and regulations, including environmental laws, engine emissions standards, hours-of-service for our drivers, driver fitness requirements and new safety standards for drivers and equipment;

•	litigation and governmental proceedings;

•	the costs and potential adverse impact of non-compliance with rules issued by the Federal Motor Carrier Safety Administration;

•	seasonal trends in the LTL industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the concentration of our stock ownership with the Congdon family;

•	the costs and potential adverse impact associated with future changes in accounting standards or practices;

•	the impact caused by potential disruptions to our information technology systems or our service center network;

•	damage to our reputation from the misuse of social media;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 6. Exhibits

Exhibit No.	Description

3.2(a)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to the Condensed Financial Statements

(a) Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.
DATE:	May 8, 2013	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 8, 2013	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

3.2(a)	Amended and Restated Bylaws of Old Dominion Freight Line, Inc.

4.1(a)	Specimen certificate of Common Stock

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to the Condensed Financial Statements

(a) Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.