Form 10-Q
period 2013-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2013-08-08
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2013 there were 86,164,917 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2013	December 31,
(In thousands, except share and per share data)	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,370	$12,857
Customer receivables, less allowances of $8,318 and $8,561, respectively	267,690	219,039
Other receivables	3,153	1,324
Prepaid expenses and other current assets	26,264	21,754
Deferred income taxes	19,605	20,054
Total current assets	324,082	275,028

Property and equipment:
Revenue equipment	981,823	922,030
Land and structures	927,809	874,768
Other fixed assets	244,868	225,298
Leasehold improvements	6,160	6,128
Total property and equipment	2,160,660	2,028,224
Accumulated depreciation	(691,268)	(648,919)
Net property and equipment	1,469,392	1,379,305

Goodwill	19,463	19,463
Other assets	41,793	38,718
Total assets	$1,854,730	$1,712,514

Note: The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	June 30,
	2013	December 31,
(In thousands, except share and per share data)	(Unaudited)	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,718	$44,891
Compensation and benefits	89,262	80,047
Claims and insurance accruals	34,070	33,990
Other accrued liabilities	21,329	20,906
Income taxes payable	23,346	6,327
Current maturities of long-term debt	38,403	38,978
Total current liabilities	273,128	225,139

Long-term liabilities:
Long-term debt	190,394	201,429
Other non-current liabilities	111,627	106,791
Deferred income taxes	154,804	153,186
Total long-term liabilities	456,825	461,406
Total liabilities	729,953	686,545

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 shares outstanding at June 30, 2013 and December 31, 2012	8,616	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	981,760	882,952
Total shareholders’ equity	1,124,777	1,025,969
Total liabilities and shareholders’ equity	$1,854,730	$1,712,514

Note: The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Revenue from operations	$590,304	$547,452	$1,128,720	$1,050,271

Operating expenses:
Salaries, wages and benefits	287,961	268,502	558,761	526,491
Operating supplies and expenses	95,115	93,691	190,818	187,907
General supplies and expenses	17,639	15,937	35,400	30,089
Operating taxes and licenses	17,982	17,145	35,251	33,501
Insurance and claims	7,602	7,652	14,872	15,335
Communications and utilities	5,768	4,699	11,489	9,553
Depreciation and amortization	30,517	26,524	60,351	52,068
Purchased transportation	27,021	24,592	50,360	46,502
Building and office equipment rents	3,109	3,457	6,287	6,725
Miscellaneous expenses, net	17	2,665	1,614	5,294
Total operating expenses	492,731	464,864	965,203	913,465

Operating income	97,573	82,588	163,517	136,806

Non-operating expense (income):
Interest expense	2,403	2,685	4,803	5,904
Interest income	(42)	(33)	(56)	(85)
Other expense, net	334	875	408	529
Total non-operating expense	2,695	3,527	5,155	6,348

Income before income taxes	94,878	79,061	158,362	130,458

Provision for income taxes	36,623	31,229	59,554	51,531

Net income	$58,255	$47,832	$98,808	$78,927

Earnings per share:
Basic	$0.68	$0.56	$1.15	$0.92
Diluted	$0.68	$0.56	$1.15	$0.92

Weighted average shares outstanding:
Basic	86,164,917	86,164,986	86,164,917	86,164,986
Diluted	86,164,917	86,164,986	86,164,917	86,164,986

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$98,808	$78,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,351	52,068
(Gain) loss on sale of property and equipment	(2,332)	844
Deferred income taxes	2,067	(2,338)
Other operating activities, net	(5,030)	14,921
Net cash provided by operating activities	153,864	144,422

Cash flows from investing activities:
Purchase of property and equipment	(156,354)	(210,019)
Proceeds from sale of property and equipment	8,613	3,098
Net cash used in investing activities	(147,741)	(206,921)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	412
Principal payments under long-term debt agreements	(36,290)	(36,778)
Net proceeds from revolving line of credit	24,680	34,030
Net cash used in financing activities	(11,610)	(2,336)

Decrease in cash and cash equivalents	(5,487)	(64,835)
Cash and cash equivalents at beginning of period	12,857	75,850
Cash and cash equivalents at end of period	$7,370	$11,015

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$—	$1,094

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2013.

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

Prior Period Adjustments

During the second quarter of 2013, we determined that the costs of purchased transportation for certain truckload brokerage and freight forwarding services, which were previously netted against revenue, met the criteria to be presented separately in operating expenses in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition.  The amount of these costs that are now included in “Purchased transportation” on our Condensed Statements of Operations totaled $6.8 million and $5.9 million for the second quarter of 2013 and 2012, respectively, and $12.7 million and $11.6 million for the six months ended June 30, 2013 and 2012, respectively.  The accompanying Condensed Statements of Operations for the three and six months ended June 30, 2012 were corrected to reflect the immaterial increases to both revenue and purchased transportation expense.  There was no effect on retained earnings, operating income, net income or earnings per share for any period presented.

The Company will also record correcting adjustments to increase both revenue and purchased transportation for the third and fourth quarters of 2012 of $6.0 million and $6.5 million, respectively.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments included in current assets and liabilities, such as cash and cash equivalents, customer and other receivables, trade payables and current maturities of long-term debt, approximate their fair value due to the short maturities of these instruments.  The carrying value of our total long-term debt, including current maturities, was $228.8 million and $240.4 million at June 30, 2013 and December 31, 2012, respectively. The estimated fair value of our total long-term debt was $237.4 million and $247.9 million at June 30, 2013 and December 31, 2012, respectively. The balance of our long-term debt primarily consists of our senior notes for which fair value is estimated using market interest rates for similar issuances of private debt.  Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Senior notes	$191,429	$227,143
Revolving credit facility	34,680	10,000
Capitalized leases and other obligations	2,688	3,264
Total long-term debt	228,797	240,407
Less: Current maturities	(38,403)	(38,978)
Total maturities due after one year	$190,394	$201,429

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $191.4 million and $227.1 million at June 30, 2013 and December 31, 2012, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.99% and 5.07% at June 30, 2013 and December 31, 2012, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. This sweep program is a daily cash management tool that automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of Debt to Total Capitalization. The Applicable Margin Percentage was 1.0% and 1.125% at June 30, 2013 and December 31, 2012, respectively, and ranged from 1.0% to 1.125% during the six months ended June 30, 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

There were $34.7 million and $10.0 million of borrowings outstanding at June 30, 2013 and December 31, 2012, respectively, under the revolving credit facility. There were $57.8 million and $52.4 million of outstanding letters of credit at June 30, 2013 and December 31, 2012, respectively.

Note 3. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2013 was 38.6% and 37.6%, respectively, as compared to 39.5% for both comparable periods of 2012. On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012, which reinstated alternative fuel tax credits that previously expired on December 31, 2011 and extended those credits until December 31, 2013. As a result, our first quarter of 2013 tax rate included the favorable impact of a discrete tax adjustment of $1.6 million for the full amount of credits related to our use of alternative fuel in 2012. Additionally, our year-to-date effective tax rate in 2013 benefited from the discrete item above and the extension of those credits until December 31, 2013. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain other non-deductible items.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	48.8	49.0	49.5	50.1
Operating supplies and expenses	16.1	17.1	16.9	17.9
General supplies and expenses	3.0	2.9	3.1	2.9
Operating taxes and licenses	3.0	3.1	3.1	3.2
Insurance and claims	1.3	1.4	1.3	1.5
Communications and utilities	1.0	0.9	1.0	0.9
Depreciation and amortization	5.2	4.8	5.3	5.0
Purchased transportation	4.6	4.6	4.5	4.4
Building and office equipment rents	0.5	0.6	0.6	0.6
Miscellaneous expenses, net	0.0	0.5	0.2	0.5
Total operating expenses	83.5	84.9	85.5	87.0

Operating income	16.5	15.1	14.5	13.0

Interest expense, net *	0.4	0.5	0.5	0.6
Other expense, net	0.0	0.2	0.0	0.0

Income before income taxes	16.1	14.4	14.0	12.4

Provision for income taxes	6.2	5.7	5.2	4.9

Net income	9.9%	8.7%	8.8%	7.5%

*	For the purpose of this table, interest expense is presented net of interest income.

Our quarterly and year-to-date results have been adjusted for an immaterial correction related to how we present the costs of purchased transportation for certain truckload brokerage and freight forwarding services. For more information on these adjustments, see Note 1 to the Condensed Financial Statements included in Item 1, "Financial Statements" in this quarterly report.

Results of Operations

Key financial and operating metrics for the three- and six-month periods ended June 30, 2013 and 2012 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Work days	64	64	—%	127	128	(0.8)%
Revenue (in thousands)	$590,304	$547,452	7.8%	$1,128,720	$1,050,271	7.5%
Operating ratio	83.5%	84.9%		85.5%	87.0%
Net income (in thousands)	$58,255	$47,832	21.8%	$98,808	$78,927	25.2%
Diluted earnings per share	$0.68	$0.56	21.4%	$1.15	$0.92	25.0%
Total tons (in thousands)	1,879	1,779	5.6%	3,596	3,437	4.6%
Shipments (in thousands)	2,115	2,002	5.6%	4,036	3,875	4.2%
Weight per shipment (lbs.)	1,777	1,777	—%	1,782	1,774	0.5%
Revenue per hundredweight	$15.76	$15.40	2.3%	$15.71	$15.32	2.5%
Revenue per shipment	$279.94	$273.68	2.3%	$279.98	$271.71	3.0%
Average length of haul (miles)	940	940	—%	937	943	(0.6)%

Our second quarter of 2013 results reflect new records for us with respect to revenue, net income and operating ratio. Our quarterly results were once again driven by revenue growth consisting of increased tonnage and improved pricing for our services. We believe the high quality of our services provided at a fair and equitable price has created an unmatched value proposition in our industry, which has supported our ability to win market share while also improving our yield. These factors, combined with cost efficiencies generated through increased network density and other operational initiatives, contributed to the improvement in our operating ratio and net income. We achieved a 140 basis point year-over-year improvement in our operating ratio to 83.5% for the second quarter of 2013 and a 150 basis point improvement to 85.5% for the first half of 2013 as compared to the same period last year. Net income increased $10.4 million, or 21.8%, and $19.9 million, or 25.2% over the second quarter and first half of 2012, respectively.

Revenue

Revenue increased $42.9 million, or 7.8% over the second quarter of 2012 and $78.4 million, or 7.5% over the first half of 2012. Our revenue growth for the second quarter and first half of 2013 was driven by increases in tonnage and pricing. Tonnage increased 5.6% and 4.6% for the second quarter and first half of 2013, respectively, primarily due to increases in shipments for both periods presented. We believe our tonnage growth for both of the comparable periods was primarily due to increased market share, as the U.S. economy remained sluggish.

Revenue per hundredweight for the second quarter of 2013 was $15.76, a 2.3% increase over the prior-year quarter. For the first half of 2013, revenue per hundredweight increased 2.5% to $15.71. These increases reflect a commitment to a disciplined yield management process as well as an improving pricing environment for the LTL industry. We believe our focus on obtaining an appropriate yield for our services is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve our service and provide capacity for future growth. Revenue per hundredweight, excluding fuel surcharges, increased 2.9% over each of the comparable second quarter and six-month periods of 2012.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 16.0% and 16.3% of our revenue for the second quarter and first half of 2013, respectively, from 16.4% and 16.5% for the comparable periods of 2012. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Therefore, fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2013 increased $19.5 million, or 7.2% from the prior-year comparable quarter due to a $13.7 million increase in the costs attributable to salaries and wages and a $5.8 million increase in benefit costs. Salaries, wages and benefits for the first half of 2013 increased $32.3 million, or 6.1% from the first half of 2012, due to a $25.4 million increase in the costs attributable to salaries and wages and a $6.9 million increase in benefit costs. The increases in our costs attributable to salaries and wages, excluding benefits, were primarily due to 6.5% and 7.0% increases in the number of our average full-time employees as compared to the second quarter and first half of 2012, respectively, as well as the impact of wage increases provided to our employees in September 2012. We increased our headcount due to our increased volume of shipments as well as to ensure sufficient capacity for additional revenue growth. As a result, our direct labor costs for drivers, platform employees and fleet technicians increased $11.7 million and $21.2 million in the second quarter and first half of 2013, respectively, as compared to the same periods of 2012. These costs improved as a percent of revenue, however, due primarily to the increased network density and our continued focus on efficiency. We continued to maintain a highly efficient network and experienced gains in our P&D and platform operations during the second quarter. P&D shipments per hour and P&D stops per hour for the second quarter of 2013 increased 0.5% and 0.7%, respectively, from the comparable prior-year period and remained consistent between the comparable year-to-date periods. Platform pounds per hour for the second quarter and six month periods also increased 2.7% and 2.8%, respectively, over the comparable prior-year periods of 2012. Our linehaul laden load average decreased 1.1% and 0.2% as compared to the second quarter and first half of 2012, respectively, which we attribute to our commitment to provide on-time service that can occasionally lead to increased costs.

The increases in our benefit costs were primarily due to increases in the number of full-time employees eligible for our benefits, increased costs related to our employees' group health and paid time off benefits as well as increased costs for certain retirement benefit plans directly linked to the improvement in our net income and share price.

Operating supplies and expenses increased $1.4 million and $2.9 million in the second quarter and first half of 2013, respectively, over the prior-year comparable periods. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both consumption and average price per gallon. Our intercity miles increased 5.1% and 4.2% in the second quarter and first half of 2013, respectively, as compared to the prior-year periods, while our diesel fuel consumption increased only 3.1% and 3.0% during those same periods, respectively. Our consumption trends have improved due to a focus on improving our average miles per gallon, which has benefited from certain operational initiatives and the increased use of new fuel-efficient equipment. The increase in our consumption was partially offset by decreases in our average price per gallon of 1.9% and 1.2% as compared to the second quarter and first half of 2012, respectively.

General supplies and expenses increased $1.7 million and $5.3 million, as compared to the second quarter and first half of 2012, respectively. These increases were primarily due to an overall increase in our advertising costs as well as the general increase in shipments, as other costs remained relatively consistent as a percent of revenue.

Depreciation and amortization increased to 5.2% and 5.3% of revenue for the second quarter and first half of 2013, respectively, from 4.8% and 5.0% for the comparable periods of 2012. These increases were primarily due to additional depreciation recorded on the tractors and trailers purchased within the past twelve months as part of our capital expenditure plans. The unit costs for our new tractors were significantly higher than the units they replaced, due primarily to increasingly stringent emission standards that have increased manufacturers' costs. Our 2013 capital expenditure plan includes $150 million for tractors and trailers, which we expect will increase depreciation costs in future periods. While our depreciation expense has increased as a result of the significant investments made in real estate, tractors, trailers and technology, we believe these investments have been, and will continue to be, necessary to support our long-term growth initiatives.

Purchased transportation increased $2.4 million, or 9.9% and $3.9 million, or 8.3% from the second quarter and first half of 2012, respectively. Our purchased transportation services are primarily related to our container drayage, truckload brokerage and freight forwarding operations, as these are typically non-asset services. We also utilize purchased transportation for our LTL operations when there are capacity restraints or imbalances in freight flow within our service center network. The increases in our purchased transportation costs for the second quarter and year-to-date periods are primarily the result of growth in each of our container drayage, truckload brokerage and freight forwarding operations.

Miscellaneous expenses, net, includes gains or losses on the sale of operating assets, among other things. The decrease in miscellaneous expenses, net, for the second quarter and first half of 2013 over the prior year comparable periods is primarily due to the sale of real estate during the second quarter of 2013 that resulted in net gains of $2.2 million.

Our effective tax rate for the second quarter and first half of 2013 was 38.6% and 37.6%, respectively, as compared to 39.5% for the second quarter and first half of 2012. On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012, which reinstated alternative fuel tax credits that previously expired on December 31, 2011 and extended those credits until December 31, 2013. As a result, our tax rate for the first quarter of 2013 included the favorable impact of a discrete tax adjustment of $1.6 million for the full amount of credits related to our use of alternative fuel in 2012. Additionally, our year-to-date effective tax rate in 2013 benefited from the discrete item above and the extension of those credits until December 31, 2013. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Cash and cash equivalents at beginning of period	$12,857	$75,850
Cash flows provided by (used in):
Operating activities	153,864	144,422
Investing activities	(147,741)	(206,921)
Financing activities	(11,610)	(2,336)
Decrease in cash and cash equivalents	(5,487)	(64,835)
Cash and cash equivalents at end of period	$7,370	$11,015

The change in our cash flows provided by operating activities was primarily due to the $19.9 million increase in our net income from the first six months of 2012, which was primarily the result of the 7.8% increase in revenue and the 150 basis point improvement in our operating ratio. In addition, depreciation and amortization expenses increased $8.3 million as compared to the first six months of 2012 due to the ongoing execution of our capital expenditure plans. These changes are more fully described in the "Results of Operations" section above. These increases were partially offset by a $20.0 million decrease resulting from fluctuations in certain working capital accounts over the first six months of 2012.

The change in our cash flows used in investing activities was primarily due to the execution of our capital expenditure plans. Our capital expenditures decreased in the first six months of 2013 over the comparable prior-year period primarily due to an overall reduction in our 2013 capital expenditure plan as well as the timing of these expenditures in the periods compared.

The change in our cash flows used in financing activities consisted primarily of fluctuations in our senior unsecured revolving line of credit.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our year-to-date capital expenditures for property and equipment, including capital assets obtained through capital leases, for the six-month period ended June 30, 2013 and the years ended December 31, 2012, 2011 and 2010:

	June 30,	December 31,
(In thousands)	2013	2012	2011	2010
Land and structures	$59,586	$143,701	$73,463	$49,867
Tractors	37,102	113,257	69,837	35,777
Trailers	39,013	83,405	62,326	5,020
Technology	8,417	13,950	24,767	11,866
Other	12,236	19,974	28,945	5,000
Proceeds from sales	(8,613)	(12,018)	(5,436)	(2,604)
Total	$147,741	$362,269	$253,902	$104,926

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending upon our needs for and the availability of property and equipment.

We estimate capital expenditures, net of anticipated proceeds from dispositions, will be approximately $305 million for the year ending December 31, 2013. Of our capital expenditures, approximately $130 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $150 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $25 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily with cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $191.4 million and $227.1 million at June 30, 2013 and December 31, 2012, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 4.99% and 5.07% at June 30, 2013 and December 31, 2012, respectively.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	June 30, 2013	December 31, 2012
Facility limit	$200,000	$200,000
Line of credit borrowings	(34,680)	(10,000)
Outstanding letters of credit	(57,758)	(52,423)
Available borrowing capacity	$107,562	$137,577

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first six months of 2013, and we have no current plans to declare or pay a dividend during the remainder of 2013.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2013, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

•	the costs and potential liabilities related to litigation and governmental proceedings;

•	the costs and potential adverse impact of non-compliance with rules issued by the Federal Motor Carrier Safety Administration;

•	seasonal trends in the LTL industry, including the possibility of harsh weather conditions;

•	our dependence on key employees;

•	the concentration of our stock ownership with the Congdon family;

•	the costs and potential adverse impact associated with future changes in accounting standards or practices;

•	the impact caused by potential disruptions to our information technology systems or our service center network;

•	damage to our reputation from the misuse of social media;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties indicated from time to time in our SEC filings.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Revenue Per Hundredweight Statistics

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 8, 2013	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 8, 2013	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Revenue Per Hundredweight Statistics

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.