Form 10-Q
period 2013-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2013-11-08
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2013 there were 86,164,917 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2013	December 31,
(In thousands, except share and per share data)	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,104	$12,857
Customer receivables, less allowances of $8,712 and $8,561, respectively	268,223	219,039
Other receivables	7,261	1,324
Prepaid expenses and other current assets	23,713	21,754
Deferred income taxes	21,975	20,054
Total current assets	333,276	275,028

Property and equipment:
Revenue equipment	1,014,041	922,030
Land and structures	952,383	874,768
Other fixed assets	251,125	225,298
Leasehold improvements	6,172	6,128
Total property and equipment	2,223,721	2,028,224
Accumulated depreciation	(715,104)	(648,919)
Net property and equipment	1,508,617	1,379,305

Goodwill	19,463	19,463
Other assets	43,323	38,718
Total assets	$1,904,679	$1,712,514

Note: The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	September 30,
	2013	December 31,
(In thousands, except share and per share data)	(Unaudited)	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,512	$44,891
Compensation and benefits	97,369	80,047
Claims and insurance accruals	36,307	33,990
Other accrued liabilities	21,995	20,906
Income taxes payable	225	6,327
Current maturities of long-term debt	38,403	38,978
Total current liabilities	248,811	225,139

Long-term liabilities:
Long-term debt	167,710	201,429
Other non-current liabilities	117,824	106,791
Deferred income taxes	185,408	153,186
Total long-term liabilities	470,942	461,406
Total liabilities	719,753	686,545

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 shares outstanding at September 30, 2013 and December 31, 2012	8,616	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	1,041,909	882,952
Total shareholders’ equity	1,184,926	1,025,969
Total liabilities and shareholders’ equity	$1,904,679	$1,712,514

Note: The Condensed Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Revenue from operations	$616,458	$550,511	$1,745,178	$1,600,782

Operating expenses:
Salaries, wages and benefits	303,853	270,907	862,614	797,398
Operating supplies and expenses	96,792	94,732	287,610	282,639
General supplies and expenses	18,311	14,507	53,711	44,596
Operating taxes and licenses	18,155	17,182	53,406	50,683
Insurance and claims	8,395	8,336	23,267	23,671
Communications and utilities	5,726	5,003	17,215	14,556
Depreciation and amortization	32,914	28,727	93,265	80,795
Purchased transportation	28,500	24,252	78,860	70,754
Building and office equipment rents	2,849	3,393	9,136	10,118
Miscellaneous expenses, net	2,887	2,540	4,501	7,834
Total operating expenses	518,382	469,579	1,483,585	1,383,044

Operating income	98,076	80,932	261,593	217,738

Non-operating expense (income):
Interest expense	2,479	2,882	7,282	8,786
Interest income	(45)	(22)	(101)	(107)
Other expense (income), net	389	(289)	797	240
Total non-operating expense	2,823	2,571	7,978	8,919

Income before income taxes	95,253	78,361	253,615	208,819

Provision for income taxes	35,104	27,317	94,658	78,848

Net income	$60,149	$51,044	$158,957	$129,971

Earnings per share:
Basic	$0.70	$0.59	$1.84	$1.51
Diluted	$0.70	$0.59	$1.84	$1.51

Weighted average shares outstanding:
Basic	86,164,917	86,164,968	86,164,917	86,164,980
Diluted	86,164,917	86,164,968	86,164,917	86,164,980

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$158,957	$129,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,265	80,795
(Gain) loss on sale of property and equipment	(2,194)	789
Deferred income taxes	30,301	11,875
Other operating activities, net	(26,943)	(692)
Net cash provided by operating activities	253,386	222,738

Cash flows from investing activities:
Purchase of property and equipment	(229,199)	(309,661)
Proceeds from sale of property and equipment	9,354	5,445
Net cash used in investing activities	(219,845)	(304,216)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	412
Principal payments under long-term debt agreements	(36,290)	(37,260)
Net proceeds from revolving line of credit	1,996	49,380
Other financing activities, net	—	(2)
Net cash (used in) provided by financing activities	(34,294)	12,530

Decrease in cash and cash equivalents	(753)	(68,948)
Cash and cash equivalents at beginning of period	12,857	75,850
Cash and cash equivalents at end of period	$12,104	$6,902

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment by capital lease	$—	$1,094

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2013.

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

Prior Period Adjustments

During the second quarter of 2013, we determined that the costs of purchased transportation for certain truckload brokerage and international freight forwarding services, which were previously netted against revenue, met the criteria to be presented separately in operating expenses in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition.  As a result, the accompanying Condensed Statements of Operations for the three and nine months ended September 30, 2012 were corrected to increase both revenue and purchased transportation expense in the amounts of $6.0 million and $17.6 million, respectively.  There was no effect on retained earnings, operating income, net income or earnings per share for any period presented.

The Company will also record correcting adjustments to increase both revenue and purchased transportation for the fourth quarter of 2012 of $6.5 million.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments included in current assets and liabilities, such as cash and cash equivalents, customer and other receivables, trade payables and current maturities of long-term debt, approximate their fair value due to the short maturities of these instruments.  The carrying value of our total long-term debt, including current maturities, was $206.1 million and $240.4 million at September 30, 2013 and December 31, 2012, respectively. The estimated fair value of our total long-term debt was $213.7 million and $247.9 million at September 30, 2013 and December 31, 2012, respectively. Our long-term debt primarily consists of our senior notes for which fair value is estimated using market interest rates for similar issuances of private debt.  Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Senior notes	$191,429	$227,143
Revolving credit facility	11,996	10,000
Capitalized leases and other obligations	2,688	3,264
Total long-term debt	206,113	240,407
Less: Current maturities	(38,403)	(38,978)
Total maturities due after one year	$167,710	$201,429

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $191.4 million and $227.1 million at September 30, 2013 and December 31, 2012, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.99% and 5.07% at September 30, 2013 and December 31, 2012, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of Debt to Total Capitalization. The Applicable Margin Percentage was 1.0% and 1.125% at September 30, 2013 and December 31, 2012, respectively, and ranged from 1.0% to 1.125% during the nine months ended September 30, 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

There were $12.0 million and $10.0 million of borrowings outstanding at September 30, 2013 and December 31, 2012, respectively, under the revolving credit facility. There were $57.8 million and $52.4 million of outstanding letters of credit at September 30, 2013 and December 31, 2012, respectively.

Note 3. Income Taxes

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain other non-deductible items.  For the three and nine months ended September 30, 2013, our effective tax rate was 36.9% and 37.3%, respectively, as compared to 34.9% and 37.8%, respectively, for the comparable periods of 2012.

Our effective tax rate can also be affected by the utilization of tax credits and discrete tax adjustments.  Our third quarter and year-to-date effective tax rates in 2013 included favorable discrete tax adjustments of $1.6 million and $3.2 million, respectively.  These adjustments were the result of tax credits provided by the American Taxpayer Relief Act of 2012 for the use of alternative fuel in our operations and the utilization of other additional federal and state tax credits.  Our third quarter and year-to-date effective tax rates in 2012 included favorable discrete tax adjustments of $2.7 million, all of which were recorded in the third quarter of 2012, primarily due to the utilization of certain state tax credits.

Note 4. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated, and some of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position, results of operations or cash flows.

Note 5. Subsequent Events

Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other value-added services from a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including international freight forwarding, ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Revenue per hundredweight is a commonly-used indicator of pricing trends, but this metric can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and the class, or mix, of our freight. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates.

•
Weight Per Shipment - Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers' products and overall increased economic activity. Changes in weight per shipment generally have an inverse effect on our revenue per hundredweight, as an increase in weight per shipment will typically cause a decrease in revenue per hundredweight.

•
Average Length of Haul - We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. This metric is used to analyze our tonnage and pricing trends for shipments with similar characteristics, and also allows comparison with other transportation providers serving specific markets. By analyzing this metric, we can determine the success and growth potential of our service products in these markets. Changes in length of haul generally have a direct effect on our revenue per hundredweight, as an increase in length of haul will typically cause an increase in revenue per hundredweight.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	49.3	49.2	49.4	49.8
Operating supplies and expenses	15.7	17.2	16.5	17.7
General supplies and expenses	3.0	2.7	3.1	2.8
Operating taxes and licenses	2.9	3.1	3.1	3.2
Insurance and claims	1.4	1.5	1.3	1.5
Communications and utilities	0.9	0.9	1.0	0.9
Depreciation and amortization	5.3	5.2	5.4	5.0
Purchased transportation	4.6	4.4	4.5	4.4
Building and office equipment rents	0.5	0.6	0.5	0.6
Miscellaneous expenses, net	0.5	0.5	0.2	0.5
Total operating expenses	84.1	85.3	85.0	86.4

Operating income	15.9	14.7	15.0	13.6

Interest expense, net *	0.4	0.5	0.5	0.6
Other expense, net	0.0	0.0	0.0	0.0

Income before income taxes	15.5	14.2	14.5	13.0

Provision for income taxes	5.7	4.9	5.4	4.9

Net income	9.8%	9.3%	9.1%	8.1%

*	For the purpose of this table, interest expense is presented net of interest income.

Our 2012 quarterly and year-to-date results have been adjusted for an immaterial correction related to how we present the costs of purchased transportation for certain truckload brokerage and international freight forwarding services. For more information on these adjustments, see Note 1 to the Condensed Financial Statements included in Item 1, "Financial Statements" in this quarterly report.

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2013 and 2012 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Work days	64	63	1.6%	191	191	—%
Revenue (in thousands)	$616,458	$550,511	12.0%	$1,745,178	$1,600,782	9.0%
Operating ratio	84.1%	85.3%		85.0%	86.4%
Net income (in thousands)	$60,149	$51,044	17.8%	$158,957	$129,971	22.3%
Diluted earnings per share	$0.70	$0.59	18.6%	$1.84	$1.51	21.9%
Total tons (in thousands)	1,924	1,756	9.6%	5,519	5,194	6.3%
Shipments (in thousands)	2,170	1,996	8.7%	6,207	5,872	5.7%
Weight per shipment (lbs.)	1,773	1,759	0.8%	1,778	1,769	0.5%
Revenue per hundredweight	$16.12	$15.61	3.3%	$15.86	$15.42	2.9%
Revenue per shipment	$285.70	$274.62	4.0%	$281.98	$272.70	3.4%
Average length of haul (miles)	938	939	(0.1)%	938	941	(0.3)%

Our third quarter results include a 12.0% improvement in revenue, which was our highest rate of quarter-over-quarter revenue growth achieved in 2013. We believe this growth was primarily the result of increased market share, as the U.S. economy continues to exhibit slow growth. Our ability to win market share has been, and continues to be, based on our ability to provide a value proposition that consists of providing superior service at a fair and equitable price. In addition to increasing our market share, we also maintained a focus on yield management and operating efficiencies. The combination of these factors contributed to the improvement in our operating ratio and net income for the third quarter, which is consistent with the improvement in our financial and operating metrics during the first half of 2013. As a result, our operating ratio improved to 84.1% and 85.0% for the third quarter and year-to-date periods of 2013, respectively. Net income increased 17.8% to $60.1 million for the third quarter of 2013 and increased 22.3% to $159.0 for the nine months ended September 30, 2013.

Revenue

Revenue increased $65.9 million, or 12.0% over the third quarter of 2012 and increased $144.4 million, or 9.0% over the first nine months of 2012. Our revenue growth for the third quarter and first nine months of 2013 was driven by increases in both tonnage and price. Tonnage increased 9.6% and 6.3% over the third quarter and the first nine months of 2012, respectively, primarily due to increased shipments, as weight per shipment remained relatively consistent. We believe our tonnage growth for the quarter and year-to-date periods of 2013 is primarily due to increased market share with both our existing customer base as well as new customers.

Revenue per hundredweight for the third quarter of 2013 was $16.12, a 3.3% increase over the prior-year quarter. For the first nine months of 2013, revenue per hundredweight increased 2.9% to $15.86. These increases demonstrate our disciplined yield management and also reflect a fairly stable pricing environment for the LTL industry. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth. Revenue per hundredweight, excluding fuel surcharges, increased 3.6% and 3.1% over the comparable third quarter and nine-month periods of 2012.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased slightly to 16.1% and 16.2% of our revenue for the third quarter and first nine months of 2013, respectively, from 16.2% and 16.4% for the comparable periods of 2012. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Therefore, fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2013 increased $32.9 million, or 12.2% from the prior-year comparable quarter due to a $21.1 million increase in the costs attributable to salaries and wages and an $11.8 million increase in benefit costs. Salaries, wages and benefits for the first nine months of 2013 increased $65.2 million, or 8.2% from the first nine months of 2012 due to a $46.6 million increase in the costs attributable to salaries and wages and an $18.6 million increase in benefit costs. The increases in our costs attributable to salaries and wages, excluding benefits, were primarily due to 7.3% and 7.1% increases in the number of our average full-time employees as compared to the third quarter and first nine months of 2012, respectively, as well as the impact of wage increases provided to our employees in September 2012 and 2013. As a result, our direct labor costs with respect to drivers, platform employees and fleet technicians increased $16.1 million and $37.3 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods of 2012. We continued to maintain a high level of efficiency in our linehaul and P&D operations throughout 2013 and improved the productivity of our platform operations. Platform pounds per hour for the third quarter and nine month periods increased 0.2% and 1.9%, respectively, over the comparable prior-year periods of 2012.

The increases in the number of full-time employees eligible for our benefits contributed significantly to the increases in our benefit costs for both the quarterly and year-to-date periods of 2013; however, we also experienced a significant increase in expense for our group health and dental plans during the third quarter of 2013. Expense for our group health and dental plans increased $6.7 million and $8.2 million over the third quarter and first nine months of 2012, respectively. We believe a portion of the increase in these costs is attributable to the 2010 Patient Protection and Affordable Care Act and, therefore, we could experience similar cost increases in future periods. For the three- and nine-month periods of 2013, we also incurred higher costs related to paid time off benefits as well as retirement benefit plans that are directly linked to the improvement in our net income and the share price of our common stock. As a result, employee benefit costs as a percent of salaries and wages increased to 34.9% and 34.3% for the third quarter and first nine months of 2013, respectively, from 32.7% and 33.8% for the same periods of 2012.

Operating supplies and expenses increased $2.1 million and $5.0 million in the third quarter and first nine months of 2013, respectively, over the prior-year comparable periods. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both consumption and average price per gallon. Our intercity miles increased 6.7% and 5.1% in the third quarter and first nine months of 2013, respectively, as compared to the prior-year periods, while our diesel fuel consumption increased only 2.5% and 2.8% during those same periods, respectively. Our consumption trends have improved due to a focus on improving our average miles per gallon, which has resulted from certain operational initiatives and the increased use of new fuel-efficient equipment. We also benefited from decreases in our average price of diesel fuel per gallon of 1.6% and 1.4% as compared to the third quarter and first nine months of 2012, respectively.

General supplies and expenses increased $3.8 million and $9.1 million, as compared to the third quarter and first nine months of 2012, respectively. These increases were primarily due to an overall increase in our marketing activities, which include costs to support our brand and services.

Depreciation and amortization increased to 5.3% and 5.4% of revenue for the third quarter and first nine months of 2013, respectively, from 5.2% and 5.0% for the comparable periods of 2012. These increases were primarily due to additional depreciation recorded on the tractors and trailers purchased within the past twelve months as part of our capital expenditure plans. The unit costs for our new tractors were significantly higher than the units they replaced, due primarily to increasingly stringent emission standards that have increased manufacturers' costs. While our depreciation expense has increased as a result of the significant investments made in real estate, tractors, trailers and technology, we believe these investments have been, and will continue to be, necessary to support our long-term growth initiatives.

Purchased transportation increased $4.2 million and $8.1 million from the third quarter and first nine months of 2012, respectively. Our purchased transportation expenses are primarily related to our use of third-party transportation providers to support our container drayage, truckload brokerage and international freight forwarding operations. The increases in our purchased transportation costs for the third quarter and year-to-date periods are primarily the result of the growth in these areas. To a lesser extent, we utilized purchased transportation in our LTL operations, consisting primarily of rail and truckload providers, to maximize the efficient movement of freight between our service centers.

Miscellaneous expenses, net, include gains or losses on the sale of operating assets. The decrease in miscellaneous expenses, net, for the first nine months of 2013 over the prior-year comparable period is primarily due to the sale of real estate that occurred during the second quarter of 2013 that resulted in net gains of $2.2 million.

For the three and nine months ended September 30, 2013, our effective tax rate was 36.9% and 37.3%, respectively, as compared to 34.9% and 37.8% for the comparable periods of 2012. Our effective tax rate in 2013 was favorably impacted by credits for the use of alternative fuel in our operations, which was a tax benefit provided by the American Taxpayer Relief Act of 2012. The 2013 effective tax rate also benefited from discrete tax adjustments of an additional $1.6 million in the third quarter of 2013. Our 2012 effective tax rate benefited from a $2.7 million discrete tax adjustment recorded in the third quarter of 2012. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Cash and cash equivalents at beginning of period	$12,857	$75,850
Cash flows provided by (used in):
Operating activities	253,386	222,738
Investing activities	(219,845)	(304,216)
Financing activities	(34,294)	12,530
Decrease in cash and cash equivalents	(753)	(68,948)
Cash and cash equivalents at end of period	$12,104	$6,902

The change in our cash flows provided by operating activities was primarily due to the $29.0 million increase in net income from the first nine months of 2012, which was driven by a 9.0% increase in revenue and a 140 basis point improvement in our operating ratio. Cash flows from operating activities also benefited from the $18.4 million increase in deferred income taxes, which was primarily due to the increased deferrals related to our 2013 capital expenditure plan and our early adoption of certain tax regulations during 2013. In addition, depreciation and amortization expenses increased $12.5 million as compared to the first nine months of 2012 due to the ongoing execution of our capital expenditure plans. Cash flows from operating activities were negatively impacted by a $26.3 million decrease in certain working capital accounts over the first nine months of 2012.

The change in our cash flows used in investing activities was primarily due to the execution of our capital expenditure plans. Our capital expenditures decreased in the first nine months of 2013 over the comparable prior-year period primarily due to an overall reduction in our 2013 capital expenditure plan as well as the timing of these expenditures in the periods compared.

The change in our cash flows used in financing activities consists primarily of fluctuations in our senior unsecured revolving line of credit.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through capital leases, for the nine-month period ended September 30, 2013 and the years ended December 31, 2012, 2011 and 2010:

	September 30,	December 31,
(In thousands)	2013	2012	2011	2010
Land and structures	$84,306	$143,701	$73,463	$49,867
Tractors	59,317	113,257	69,837	35,777
Trailers	55,298	83,405	62,326	5,020
Technology	12,520	13,950	24,767	11,866
Other	17,758	19,974	28,945	5,000
Proceeds from sales	(9,354)	(12,018)	(5,436)	(2,604)
Total	$219,845	$362,269	$253,902	$104,926

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending upon our needs for and the availability of property and equipment.

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

Financing Agreements

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $191.4 million and $227.1 million at September 30, 2013 and December 31, 2012, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.99% and 5.07% at September 30, 2013 and December 31, 2012, respectively.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	September 30, 2013	December 31, 2012
Facility limit	$200,000	$200,000
Line of credit borrowings	(11,996)	(10,000)
Outstanding letters of credit	(57,758)	(52,423)
Available borrowing capacity	$130,246	$137,577

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first nine months of 2013, and we have no current plans to declare or pay a dividend during the remainder of 2013.

A significant decrease in demand for our services could limit our ability to generate cash flow and could affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2013, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

•	cost increases associated with employee benefits, including compliance obligations associated with the Patient Protection and Affordable Care Act;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of replacement parts and new equipment, including regulatory changes and supply constraints that could impact the cost of these assets;

•	decreases in demand for, and the value of, used equipment;

•	the availability and cost of diesel fuel;

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

For further discussion related to market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this report.

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

b)	Changes in internal control over financial reporting

During the second quarter of 2013, we determined that the costs of purchased transportation for certain truckload brokerage and international freight forwarding services, which were previously netted against revenue, met the criteria to be presented separately in operating expenses in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. To comply with this standard, we implemented changes to our process for identifying and recording costs for these services.

There were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated, and some of these are covered in whole or in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position, results of operations or cash flows.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 8, 2013	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 8, 2013	/s/ JOHN P. BOOKER, III
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.