Form 10-K
period 2013-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2014-02-28
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2013 was $2,626,693,513, based on the closing sales price as reported on the NASDAQ Global Select Market.
As of February 27, 2014, the registrant had 86,164,917 outstanding shares of Common Stock ($0.10 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

Forward-Looking Information	4

Part IV		53

Item 15	Exhibits, Financial Statement Schedules	53

Signatures	54
Exhibit Index	55

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

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other logistics services from a single integrated organization. We are the fifth largest LTL motor carrier in the United States, as measured by 2012 revenue, according to Transport Topics. In addition to our core LTL services, we offer a broad range of value-added services including international freight forwarding, ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while empowering our customers to manage their shipping needs. More than 90% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

We have increased our revenue and customer base over the past five years primarily through organic growth. Our infrastructure allows us to provide next-day and second-day service within each of our six regions covering the continental United States, as well as inter-regional and national service between these regions. To support our ongoing expansion, we added 15 new service centers during the past five years for a total of 221 at December 31, 2013.

We believe our growth can be attributed to our focus on meeting our customers’ complete supply chain needs from a single point of contact while providing a superior level of customer service at a fair and equitable price. Our integrated structure allows us to offer our customers consistent high-quality service from origin to destination, and we believe our operating structure and proprietary information systems also enable us to efficiently manage our operating costs.

We were founded in 1934 and incorporated in Virginia in 1950. Our principal executive offices are located at 500 Old Dominion Way, Thomasville, North Carolina 27360. Please refer to the Balance Sheets and Statements of Operations included in Item 8, “Financial Statements and Supplementary Data” in this report for information regarding our total assets, revenue from operations and net income.

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

According to the American Trucking Associations, total U.S. freight transportation revenue in 2012 was $795.7 billion, of which the trucking industry accounted for 80.7%. The LTL sector had revenue in 2012 of $51.5 billion, which represented 6.5% of total U.S. freight transportation revenue. In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. Significant capital is required to create and maintain a network of service centers and a fleet of tractors and trailers. The high fixed costs and capital spending requirements for LTL motor carriers make it difficult for new start-up or small operators to effectively compete with established carriers. In addition, successful LTL motor carriers generally employ, and regularly update, a high level of technology-based systems and processes that provide information to customers and help reduce our operating costs.

The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2012 revenue as reported in Transport Topics, the largest 25 LTL motor carriers accounted for approximately 60.6% of the total LTL market. We believe consolidation in our industry will continue due to customer demand for transportation providers offering both national and regional LTL as well as other complementary value-added services.

Competition

We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We also compete with, and provide transportation services to, third-party logistics providers that determine both the mode of transportation and the carrier. Competition is based primarily on service, price and business relationships. We believe we are able to compete effectively in our markets by providing superior-quality and timely service at a fair and equitable price.

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

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

We compete with several large and more diversified transportation service providers, each of which may have more equipment, a broader global network and a wider range of services than we have. Our larger competitors may also have greater financial resources and, in general, the ability to reduce prices to gain business, especially during times of reduced growth rates in the economy.

Service Center Operations

At December 31, 2013, we operated through 221 service center locations, of which we owned 158 and leased 63. We operate a total of ten major breakbulk facilities located in Rialto, California; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

While we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or through several other gateways, such as our website, mobile applications, electronic data interchange (“EDI”), email and fax notification systems and automated voice response systems. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and our customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service offerings.

Linehaul Transportation

Linehaul dispatchers control the movement of freight between service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our management team monitors freight movements, transit times, load factors and many other productivity measurements to ensure that we maintain our high levels of service and efficiency.

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published transit times. In addition, we lower our cost structure by primarily using twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo loss and damage expenses. We utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be transported behind a tractor than could otherwise be transported by one large trailer.

Tractors, Trailers and Maintenance

At December 31, 2013, we owned 6,296 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2013, we owned 25,052 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment that meets our specifications. The purchase of pre-owned equipment can provide an excellent value but also can increase our fleet’s average age. The table below reflects, as of December 31, 2013, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	6,296	4.8
Linehaul trailers	18,077	5.7
P&D trailers	6,975	12.9

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2013, 2012 and 2011. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Tractors	$59,317	$113,257	$69,837
Trailers	70,042	83,405	62,326
Total	$129,359	$196,662	$132,163

At December 31, 2013, we operated 38 maintenance centers at certain service center locations throughout our network. These maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or 90 days, whichever occurs first. Trailers are scheduled for maintenance every 90 days.

Customers

Revenue is generated by customers dispersed primarily throughout the United States and North America. In 2013, our largest customer accounted for approximately 2.6% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 9.4%, 14.3% and 21.2% of our revenue, respectively. For each of the previous three years, more than 90% of our revenue was derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

We utilize an integrated freight-costing system to determine the price level at which a particular shipment of freight will be profitable. We can modify elements of this freight-costing model to simulate the actual conditions under which the freight will be moved. Many of our customers engage our services through the terms and provisions of our tariffs and through negotiated service contracts. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years and typically choose to enter into contractual arrangements with a limited number of motor carriers based upon price and service.

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

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention ("SIR") or deductible. At December 31, 2013, the amounts for our SIR and/or deductibles were as follows: $2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, $100,000 per claim for cargo loss and damage, $1.0 million per occurrence for workers’ compensation claims and $400,000 per occurrence (with a $400,000 aggregate over our retention level) for group health claims.

We believe that our policy of maintaining an SIR or deductible for a portion of our risks, supported by our safety and loss prevention programs, is an effective means of managing insurance costs. We periodically review our risks and insurance coverage applicable to those risks and we believe that we maintain sufficient insurance coverage.

Diesel Fuel Availability and Cost

Our industry depends heavily upon the availability of diesel fuel. Although we currently maintain fuel storage and pumping facilities at 58, or 26%, of our service center locations, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to help ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Diesel fuel costs, including fuel taxes, totaled 13.2%, 14.3% and 14.9% of revenue in 2013, 2012 and 2011, respectively. We believe our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. We implemented a fuel surcharge program in August 1999, which has remained in effect since that time and is one of many components that we use to determine the overall price for our transportation services. Our fuel surcharges are generally indexed to fuel prices published by the U.S. Department of Energy (the “DOE”) that reset each week.

Employees

As of December 31, 2013, we employed 14,073 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	7,480
Platform	2,260
Sales	518
Fleet technicians	481
Salaried, clerical and other	3,334

Total	14,073

As of December 31, 2013, we employed 3,791 linehaul drivers and 3,689 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, as well as all employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided the opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 1,975 active drivers who have successfully completed this training, which was approximately 26% of our driver workforce as of December 31, 2013. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. We reward our drivers who maintain safe driving records through bonuses of up to $3,000 per driver payable each year. Our driver safety bonuses totaled $2.8 million, $2.6 million and $2.3 million in 2013, 2012 and 2011, respectively. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 6.0%, which is below our Company-wide turnover rate for all drivers of approximately 10.4%.

At December 31, 2013, we had a sales staff of 518 employees. We compensate our sales force, in part, based upon certain operating metrics to help motivate our sales employees to achieve our service, growth and profitability objectives.

Governmental Regulation

We are subject to regulation by many federal governmental agencies, including the Federal Motor Carrier Safety Administration (the “FMCSA”), the Pipeline and Hazardous Materials Safety Agency and the Surface Transportation Board, which are agencies within the DOT. We are also subject to rules and regulations of various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration ("TSA") within the U.S. Department of Homeland Security.

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which mandated compliance by July 1, 2013. The final rule reduces the maximum number of hours a truck driver can work each week to 70 hours from the former 82-hour limit. The rule maintains a maximum 11-hour daily driving limit, but requires drivers to take a 30-minute break prior to working beyond eight hours. The rule also includes changes to the “34-hour restart” provision. Implementation of the new rule has required certain changes in our operating procedures and has increased our operating costs by limiting the productivity of our drivers. As a result, we have hired additional drivers to supplement our labor requirements, which have increased our costs. While we are unable to fully quantify all of the effects of implementing the new rule, we do not believe these additional costs had a material impact on our operating costs. We are, however, subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2014. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

•
we compete with other transportation service providers of varying sizes, some of which may have more equipment, a broader global network, a wider range of services, greater capital resources or other competitive advantages;

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

None of our employees are currently represented under a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board could render decisions or implement rule changes that could significantly affect our business and our relationship with our employees, including actions that could substantially liberalize the procedures for union organization. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions, or that our employees will not unionize in the future, particularly if regulatory changes occur that facilitate unionization.

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

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding our geographic footprint and broadening the scope of our service offerings. In connection with our growth strategy, at various times, we have made selective acquisitions, purchased additional equipment, expanded and upgraded service centers and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	geographic expansion requires start-up costs that could expose us to temporary losses;

•	shortages of suitable real estate may limit our growth and geographic expansion and might cause congestion in our service center network, which could result in increased operating expenses;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs; and

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges.

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

Any subsequent acquisition will entail numerous risks, including:

•	we may not achieve anticipated levels of revenue, efficiency, cash flows and profitability;

•	we may experience difficulties managing businesses that are outside our historical core competency and markets;

•	we may underestimate the resources required to support acquisitions, which could disrupt our ongoing business and distract our management;

•	we may incur unanticipated costs to our infrastructure to support new business lines or separate legal entities;

•	we may be required to temporarily match existing customer pricing in the acquiree’s markets, which may be lower than the rates that we would typically charge for our services;

•	liabilities we assume could be greater than our original estimates or may not be disclosed to us at the time of acquisition;

•	we may incur additional indebtedness or we may issue additional equity to finance future acquisitions, which could be dilutive to our shareholders;

•	potential loss of key employees and customers of the acquired company; and

•	an inability to recognize projected cost savings and economies of scale.

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

Our customers’ and suppliers’ business may be impacted by a downturn in the economy and/or a disruption of financial markets, which may decrease demand for our services.

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

We also are subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver wages, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

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

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. We have insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to our SIRs and deductibles. Our operating results would be adversely affected if any of the following were to occur: (i) the number or severity of claims increases; (ii) we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment; or (iii) claims exceed our excess coverage amounts. If claims exceed our retention or deductible levels or insurance market conditions change, insurers could raise premiums for excess coverage to cover their expenses and anticipated future losses. In addition, insurance companies require us to obtain letters of credit to collateralize our retention or deductible levels. If these requirements increase, our borrowing capacity could be adversely affected.

Healthcare legislation may increase our costs and reduce our future profitability.

To attract and retain employees, we maintain a competitive health insurance plan for our employees and their dependents. The Patient Protection and Affordable Care Act, which was signed into law in 2010 and has several provisions not yet in effect, is expected to increase our annual employee healthcare costs going forward. We cannot predict the impact that this legislation, or any future state or federal healthcare legislation or regulation, will have on our operations. However, rising healthcare costs and universal healthcare coverage in the United States could result in significant long-term costs to us, which could have a material adverse effect on our operating results. In addition, rising healthcare costs could force us to make further changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. We have incurred significant increases in the cost of tractors due to regulations issued by the U.S. Environmental Protection Agency (the “EPA”) and various state agencies that require progressive reductions in exhaust emissions from diesel engines. Beginning in October 2002, new diesel engines were required to meet these new emission limits. Some of the regulations required reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with model-year 2007. The final phase of these regulations required reduced nitrogen and non-methane hydrocarbon emissions beginning with model-year 2010. Beginning in 2013, these regulations also required that all heavy-duty diesel engines built for highway applications over 14,000 pounds include certified onboard diagnostics systems to monitor emissions. These regulations have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and results of operations.

We may be adversely impacted by fluctuations in the availability and price of diesel fuel.

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalances. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results. We have fuel surcharge programs in place with a majority of our customers, which help offset the negative impact of the increased cost of diesel fuel and other petroleum-based products. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those costs associated with empty miles or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. We regularly monitor the components of our pricing, including fuel surcharges, and address individual account profitability issues with our customers when necessary; however, there can be no assurance that fuel surcharges can be maintained indefinitely or will be sufficiently effective in offsetting increases in diesel fuel prices.

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

We are, and in the future may be, subject to legal and governmental proceedings and claims. The parties in such legal actions may seek amounts from us that may not be covered in whole or in part by insurance. Defending ourselves against such legal actions could result in significant costs and could require a substantial amount of time and effort by our management team. We cannot predict the outcome of litigation or governmental proceedings to which we are a party or whether we will be subject to future legal actions. As a result, the potential costs associated with legal actions against us could adversely affect our business, financial condition or results of operations.

We are subject to various risks arising from our international business operations and relationships, which could adversely affect our business.

We arrange for transportation and logistics services to and from various international locations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the "FCPA"). Failure to comply with the FCPA may result in legal claims against us.  In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, imposition of duties, taxes or government royalties imposed by foreign governments.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. In addition, the trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: (i) increasingly stringent environmental, occupational safety and health regulations; (ii) limits on vehicle weight and size; (iii) ergonomics; (iv) port security; and (v) hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the TSA within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing transportation services.

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which mandated compliance by July 1, 2013. The final rule reduces the maximum number of hours a truck driver can work each week to 70 hours from the former 82-hour limit. The rule maintains a maximum 11-hour daily driving limit, but requires drivers to take a 30-minute break prior to working beyond eight hours. The rule also includes changes to the “34-hour restart” provision. Implementation of the new rule has required certain changes in our operating procedures and increased our operating costs by limiting the productivity of our drivers. As a result, we have hired additional drivers to supplement our labor requirements, which have increased our costs. While we are unable to fully quantify all of the effects of implementing the new rule, we do not believe these additional costs had a material impact on our operating costs. We are, however, subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

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

Earl E. Congdon, David S. Congdon, John R. Congdon, Jr. and members of their respective families beneficially own an aggregate of approximately 27% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 160,000 square feet on 30.1 acres of land. At December 31, 2013, we operated 221 service centers, of which 158 were owned and 63 were leased. Our service centers that are owned include most of our larger facilities and account for 83.5% of the total door capacity in our network. With the exception of our Chicago, Illinois facility, which has a lease that expires in 2021, we own our major breakbulk facilities. Each of our major breakbulk facilities is listed below with the number of doors as of December 31, 2013.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Harrisburg, Pennsylvania	300
Rialto, California	265
Dallas, Texas	234
Atlanta, Georgia	227
Greensboro, North Carolina	219
Memphis, Tennessee	169
Chicago, Illinois	134
Salt Lake City, Utah	129

Our 221 facilities are strategically dispersed over the states in which we operate. At December 31, 2013, the terms of our leased properties ranged from month-to-month to a lease that expires in 2023. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own 18 non-operating service center properties. Eleven of these properties are leased to third parties with lease terms that range from month-to-month to a lease that expires in 2017.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands. In addition, we believe we have sufficient capacity in our service center network to accommodate a substantial increase in demand for our services.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated, some of which are covered in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position, liquidity or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market ("Nasdaq") under the symbol ODFL. At February 19, 2014, there were 32,642 holders of our common stock, including 159 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2013 or 2012, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2014. For information concerning restrictions on our ability to make dividend payments, see Liquidity and Capital Resources in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in Item 8, “Financial Statements and Supplementary Data” of this report.

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

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by Nasdaq and as adjusted to give effect to the three-for-two stock split effected in September 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$38.76	$44.00	$47.66	$53.34
Low	$34.58	$35.17	$41.93	$45.15

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$32.87	$32.77	$32.06	$35.13
Low	$25.54	$27.04	$26.12	$28.75

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2008, in (i) our common stock, (ii) the NASDAQ Trucking & Transportation Stocks and (iii) The NASDAQ Stock Market (US) for the five-year period ended December 31, 2013:

Cumulative Total Return

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Old Dominion Freight Line, Inc..............................	$100	$108	$169	$214	$271	$419
NASDAQ Trucking & Transportation Stocks.........	$100	$117	$161	$136	$143	$190
The NASDAQ Stock Market (US)..........................	$100	$144	$170	$171	$202	$282

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts
and operating statistics)	2013	2012	2011	2010	2009
Operating Data:
Revenue from operations (1)	$2,337,648	$2,134,579	$1,903,800	$1,501,848	$1,260,088
Depreciation and amortization expense (2)	127,072	110,743	90,820	80,362	94,784
Total operating expenses (1)	1,999,210	1,849,325	1,669,728	1,364,109	1,189,697
Operating income	338,438	285,254	234,072	137,739	70,391
Interest expense, net (3)	9,473	11,428	13,887	12,465	12,998
Provision for income taxes	122,573	103,646	80,614	48,775	22,294
Net income	206,113	169,452	139,470	75,651	34,871
Per Share Data:
Diluted earnings per share (4)	2.39	1.97	1.63	0.90	0.42
Balance Sheet Data:
Cash, cash equivalents	30,174	12,857	75,850	5,450	4,171
Current assets	332,979	275,028	331,852	222,582	174,175
Total assets	1,932,089	1,712,514	1,513,074	1,239,881	1,159,278
Current liabilities	232,122	225,139	204,810	170,046	148,125
Long-term debt (including current maturities)	191,429	240,407	269,185	271,217	305,532
Shareholders’ equity	1,232,082	1,025,969	856,519	668,649	593,000
Operating Statistics:
Operating ratio (1)	85.5%	86.6%	87.7%	90.8%	94.4%
Revenue per hundredweight (1)	$15.85	$15.53	$14.88	$13.28	$12.85
Revenue per intercity mile (1)	$5.24	$5.08	$4.89	$4.44	$4.21
Intercity miles (in thousands)	446,532	420,214	389,588	338,504	299,330
Total tons (in thousands)	7,385	6,875	6,397	5,656	4,902
Total shipments (in thousands)	8,279	7,765	7,256	6,327	5,750
Average length of haul (miles)	936	941	952	948	928

(1)
Our prior-period results have been adjusted for an immaterial correction related to how we present the costs of purchased transportation for certain truckload brokerage and international freight forwarding services. For more information on these adjustments, see Note 1 to the Financial Statements included in Item 8, "Financial Statements and Supplementary Data" below.

(2)
Our 2010 results reflect a reduction in depreciation and amortization expense of $12.7 million, which was due to a change in estimate resulting from an evaluation of estimated useful lives and salvage values for our equipment. We determined that useful lives should be extended and salvage values should be reduced for certain equipment effective January 1, 2010.

(3)	For the purpose of this table, interest expense is presented net of interest income.

(4)	Per share data has been restated retroactively for the three-for-two stock splits effected in September 2012 and August 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other logistics services from a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including international freight forwarding, ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery. More than 90% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

•
Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers' products and overall increased economic activity. Increases in weight per shipment may also reflect growth of our container delivery services, as the weight for a container shipment is significantly higher than a traditional LTL shipment. Changes in weight per shipment generally have an inverse effect on our revenue per hundredweight, as an increase in weight per shipment will typically cause a decrease in revenue per hundredweight.

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

Our primary revenue focus is to increase “density,” which is shipment and tonnage growth within our existing infrastructure that is measured by our revenue per service center. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in efficiency are key components in our ability to produce profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2013	2012	2011
Revenue from operations (1)	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	50.1	50.0	50.2
Operating supplies and expenses	16.5	17.7	18.7
General supplies and expenses	3.0	2.8	2.6
Operating taxes and licenses	3.1	3.2	3.3
Insurance and claims	1.3	1.4	1.5
Communication and utilities	1.0	0.9	1.0
Depreciation and amortization	5.4	5.2	4.8
Purchased transportation (1)	4.5	4.4	4.4
Building and office equipment rents	0.5	0.6	0.7
Miscellaneous expenses, net	0.1	0.4	0.5
Total operating expenses	85.5	86.6	87.7
Operating income	14.5	13.4	12.3
Interest expense, net (2)	0.4	0.6	0.7
Other expense, net	—	—	—
Income before income taxes	14.1	12.8	11.6
Provision for income taxes	5.3	4.9	4.3
Net income	8.8%	7.9%	7.3%

(1)
Our prior-period results have been adjusted for an immaterial correction related to how we present the costs of purchased transportation for certain truckload brokerage and international freight forwarding services. For more information on these adjustments, see Note 1 to the Financial Statements included in Item 8, "Financial Statements and Supplementary Data" below.

(2)	For the purpose of this table, interest expense is presented net of interest income.

2013 Compared to 2012

Key financial and operating metrics for 2013 and 2012 are presented below:

	2013	2012	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,337,648	$2,134,579	$203,069	9.5
Operating ratio	85.5%	86.6%
Net income (in thousands)	$206,113	$169,452	$36,661	21.6
Diluted earnings per share	$2.39	$1.97	$0.42	21.3
Total tons (in thousands)	7,385	6,875	510	7.4
Total shipments (in thousands)	8,279	7,765	514	6.6
Weight per shipment (lbs.)	1,784	1,771	13	0.7
Revenue per hundredweight	$15.85	$15.53	$0.32	2.1
Revenue per shipment	$282.78	$274.92	$7.86	2.9
Average length of haul (miles)	936	941	(5)	(0.5)

Our financial results for 2013 reflect the continued execution and success of our long-term strategies. We increased our revenue 9.5% in 2013 primarily through increased market share, as we continued to win share by providing a value proposition consisting of superior service at a fair and equitable price. With a focus on yield management and operating efficiencies, we were able to improve our margins, which increased earnings per diluted share 21.3%. As a result, our operating ratio improved by over 100 basis points for the fourth straight year to 85.5%, which is the best annual operating ratio our Company has ever produced.

Revenue

Our revenue increased $203.1 million, or 9.5% during 2013, which was a result of increases in both tonnage and price. As compared to 2012, tonnage increased 7.4% primarily due to a 6.6% increase in shipments and a 0.7% increase in weight per shipment. Our tonnage growth in 2013 was primarily due to increased market share, as our growth exceeded both the growth rate of the U.S. economy as well as the growth rate for the LTL industry.

Revenue per hundredweight increased 2.1% to $15.85 in 2013, which reflects our disciplined yield management process and a stable pricing environment. We believe that revenue per hundredweight is a good indicator of pricing trends; however, we manage our yield by focusing on individual customer profitability due to the influence of various factors on revenue per hundredweight, such as changes in fuel surcharges, weight per shipment, length of haul and mix of freight. The impact of these factors can result in changes to revenue per hundredweight that do not necessarily indicate actual changes in underlying rates.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 16.1% of revenue in 2013 from 16.5% in 2012, primarily due to a slight decrease in the average price per gallon for diesel fuel. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $104.2 million, or 9.8% in 2013 due to a $72.2 million increase in the costs for salaries and wages and a $32.0 million increase in benefit costs. Of the total increase in salaries and wages, our direct labor costs for drivers, platform employees and fleet technicians increased $56.8 million, or 10.0% in 2013 as compared to 2012. The increase in the costs for our salaries and wages, excluding benefits, was due primarily to a 7.5% increase in average full-time employees over 2012 and the impact of wage increases provided to employees in September 2012 and 2013. We primarily increased our headcount in 2013 due to our increased volume of shipments as well as to ensure sufficient labor capacity for future revenue growth. We also hired additional drivers in the second half of 2013 to address inefficiencies that resulted from changes to the FMCSA’s hours-of-service regulations. Although our salaries and wages, excluding benefits, increased during 2013, these costs decreased as a percent of revenue to 37.2% from 37.4% in 2012 as a result of increased efficiencies within our operations. Our platform pounds handled per hour, P&D stops per hour and P&D shipments per hour improved 1.0%, 0.7% and 0.5%, respectively, over the prior-year period.

Employee benefit costs increased $32.0 million as a result of the increase in the number of full-time employees eligible for benefits; however, we also experienced a significant increase in the costs per employee for our group health and dental plans during 2013. Our group health and dental costs increased $14.5 million, or 14.7% in 2013 as compared to 2012, with the majority of the increase occurring in the second half of the year. We experienced significant increases in both the number of claims and the average severity per claim during 2013. We believe there will be additional costs associated with the ongoing implementation of the 2010 Patient Protection and Affordable Care Act, and consequently, we believe our group health and dental costs may continue to increase in future periods. Our employee benefit costs also increased for certain retirement benefit plans directly linked to the improvement in our net income and the share price of our common stock. Employee benefit costs as a percent of salaries and wages increased to 34.6% for 2013 from 33.7% for 2012.

Operating supplies and expenses increased $6.7 million in 2013 as compared to 2012. These costs as a percent of revenue improved to 16.5% of revenue in 2013 from 17.7% in 2012. This improvement is primarily due to a 100 basis point decrease as a percent of revenue for our cost of diesel fuel, excluding fuel taxes, which is the largest component of operating supplies and expenses, and can vary based on both consumption and average price per gallon. Much of this improvement is due to our diesel fuel consumption increasing only 3.5% as compared to the 6.3% increase in our intercity miles in 2013. Our consumption trends have improved due to a focus on improving our average miles per gallon, which has benefited from certain operational initiatives and the increased use of new fuel-efficient equipment. The average price per gallon of diesel fuel also decreased 2.3% as compared to 2012. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

General supplies and expenses increased $10.9 million in 2013 primarily due to an overall increase in our marketing activities, which include costs to support our brand and services. Our other general supplies and expenses remained relatively consistent as a percent of revenue.

Depreciation and amortization expense increased to 5.4% of revenue in 2013 as compared to 5.2% in 2012. This increase was primarily due to additional depreciation recorded on the tractors and trailers purchased as part of our 2012 and 2013 capital expenditure plans. Our capital expenditure plan for 2014 is projected to be higher than 2013, and we expect depreciation costs to increase in future periods as a result. While our investments can increase costs in the short term, we believe these investments are necessary to support our long-term growth initiatives.

Purchased transportation expense increased $11.9 million in 2013 as compared to 2012. Our purchased transportation expense is primarily related to our use of third-party transportation providers to support our container drayage, truckload brokerage and international freight forwarding operations. Growth in these services has resulted in the increase in our purchased transportation costs for 2013. To a lesser extent, we utilized purchased transportation in our LTL operations, consisting primarily of rail and truckload providers, to maximize the efficient movement of freight between our service centers.

Miscellaneous expenses, net, was impacted primarily by an increase of $5.7 million in gains recognized on the sale of operating assets. Our other miscellaneous expenses remained relatively consistent as a percent of revenue.

Our effective tax rate for 2013 was 37.3% as compared to 38.0% in 2012. Our effective tax rate in 2013 was favorably impacted by various tax credits, including credits for the use of alternative fuel in operations provided by the American Taxpayer Relief Act of 2012. These alternative fuel tax credits expired on December 31, 2013. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

2012 Compared to 2011

Key financial and operating metrics for 2012 and 2011 are presented below:

	2012	2011	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,134,579	$1,903,800	$230,779	12.1
Operating ratio	86.6%	87.7%
Net income (in thousands)	$169,452	$139,470	$29,982	21.5
Diluted earnings per share	$1.97	$1.63	$0.34	20.9
Total tons (in thousands)	6,875	6,397	478	7.5
Total shipments (in thousands)	7,765	7,256	509	7.0
Weight per shipment (lbs.)	1,771	1,763	8	0.5
Revenue per hundredweight	$15.53	$14.88	$0.65	4.4
Revenue per shipment	$274.92	$262.43	$12.49	4.8
Average length of haul (miles)	941	952	(11)	(1.2)

Our 2012 financial results were driven by strong growth in our revenue, which exceeded $2.0 billion for the first time in our Company's history. We experienced strong growth in both tonnage and revenue per hundredweight, while also improving the efficiency of our operations, all of which led to margin improvement over the previous year. As a result, our operating ratio improved to 86.6% and net income increased 21.5% to $169.5 million for 2012.

We believe our success in 2012 was primarily the result of our ability to win market share by providing shippers with a value proposition that consists of providing "best-in-class" on-time and claims-free service at a fair and equitable price. Our commitment to this value proposition should allow us to continue to increase our tonnage and market share.

Revenue

Our revenue growth during 2012 of 12.1% was driven by increased tonnage and pricing. Tonnage increased 7.5% primarily due to a 7.0% increase in shipments and a 0.5% increase in weight per shipment for the periods compared. We believe the increase in shipments during the year was primarily due to increased market share, as our growth exceeded reported industry levels.

Revenue per hundredweight increased 4.4% to $15.53 in 2012. This increase reflects our disciplined yield management process as well as an improved pricing environment in 2012. Revenue per hundredweight is a good indicator of pricing trends, but this metric is influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and mix of freight; therefore, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying rates. Our revenue per hundredweight, excluding fuel surcharges, increased 4.0% in 2012 despite the negative influence of the increase in weight per shipment and decrease in length of haul.

Fuel surcharge revenue increased to 16.5% of revenue in 2012 from 16.2% in 2011, primarily due to a slight increase in the average price per gallon for diesel fuel. Most of our tariffs and contracts provide for a fuel surcharge, which is recorded as additional revenue, as diesel fuel prices increase above stated levels. These levels are generally indexed to the DOE’s published fuel prices that reset each week. The fuel surcharge is one of many components included in the overall negotiated price for our transportation services with our customers, although it is generally considered to be a measure of the increase in cost of all petroleum products we use. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $110.5 million, or 11.6% in 2012 due to a $72.8 million increase in the costs for salaries and wages and a $37.7 million increase in benefit costs. The increase in the costs for our salaries and wages, excluding benefits, was due primarily to a 6.9% increase in average full-time employees over 2011 and the impact of wage increases provided to employees in September 2011 and 2012. The increase in our headcount was necessary to ensure adequate labor capacity for the increase in shipments during 2012 as well as for projected growth. As a result, our direct labor costs for drivers, platform employees and fleet technicians increased $55.2 million, or 10.8% in 2012 as compared to 2011. Although these costs increased during 2012, our salaries and wages as a percent of revenue improved to 37.4% from 38.1% in 2011 as a result of the increased density and efficiency in our operations. Our platform pounds handled per hour, P&D stops per hour and P&D shipments per hour improved 4.0%, 0.7% and 0.5%, respectively, over the prior-year period.

Employee benefit costs increased $37.7 million primarily due to an increase in the number of full-time employees eligible for benefits, an increase in paid time off for employees and an increase in the cost per employee for our group health and dental plans. As a percentage of salaries and wages, employee benefit costs increased to 33.7% in 2012 from 31.9% in 2011.

Operating supplies and expenses increased $23.3 million in 2012 primarily due to the increases in the costs of diesel fuel, excluding fuel taxes, which represents the largest component of operating supplies and expenses. Diesel fuel costs can vary based on both consumption and average price per gallon, both of which increased over 2011. Gallons consumed and average price per gallon increased 5.1% and 2.4%, respectively, in 2012 as compared to 2011. Although we saw increases in these costs, operating supplies and expenses decreased as a percent of revenue to 17.7% in 2012 from 18.7% in 2011. We attribute this improvement primarily to certain operational initiatives and the increased use of newer, more fuel-efficient equipment during 2012. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

Depreciation and amortization expense increased to 5.2% of revenue in 2012 as compared to 4.8% in 2011. This increase was primarily due to the increase in our capital expenditure program for 2012, which included a significant increase in the number of tractors and trailers purchased. In addition, our unit costs for tractors have increased significantly, due primarily to the impact of increasingly stringent emission standard requirements. Since 2002, the average cost of a new tractor in our fleet has increased approximately $45,000, or 85%. Although our capital expenditure plan for 2013 was lower than 2012, we expect our continued growth and investments to increase depreciation costs in future periods.

Our effective tax rate for 2012 was 38.0% as compared to 36.6% in 2011. Our effective tax rate in 2011 was favorably impacted by tax credits related to our investment in alternative energy-producing assets and alternative fuel tax credits for the use of propane in our operations. These alternative fuel tax credits expired on December 31, 2011; however, Congress retroactively reinstated these credits for 2012 and extended the credits through December 31, 2013 by passing the American Taxpayer Relief Act of 2012 on January 1, 2013. The impact of the retroactive application was recorded as a favorable discrete tax benefit during the first quarter of 2013.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2013	2012	2011
Cash and cash equivalents at beginning of year	$12,857	$75,850	$5,450
Cash flows provided by (used in):
Operating activities	350,666	328,056	277,934
Investing activities	(284,371)	(361,175)	(245,332)
Financing activities	(48,978)	(29,874)	37,798
Increase (decrease) in cash and cash equivalents	17,317	(62,993)	70,400
Cash and cash equivalents at end of year	$30,174	$12,857	$75,850

The changes in our cash flows provided by operating activities for the periods presented above are due primarily to the significant improvement in our net income, which increased $36.7 million in 2013 and $30.0 million in 2012 over the comparable prior-year periods. These increases are more fully described above in “Results of Operations.” Depreciation and amortization expenses also increased $16.3 million in 2013 and $19.9 million in 2012 over the comparable prior year periods, which was primarily due to the ongoing execution of our capital expenditure programs that is more fully described below.

Other changes in our cash flows provided by operating activities are related to various fluctuations within our working capital accounts, which primarily include changes in customer receivables and certain accrued liabilities.

The changes in our cash flows used in investing activities are primarily due to fluctuations in our capital expenditure programs each year. The changes in our capital expenditure program are more fully described below in “Capital Expenditures.”

The changes in our cash flows from financing activities consists primarily of fluctuations in our senior unsecured revolving line of credit and scheduled principal payments under our long-term debt agreements. Additionally in 2011, we completed a $95.0 million private placement of senior notes, and we received aggregate net proceeds of $48.4 million resulting from the issuance of our common stock, both of which are discussed in more detail below.

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases and nonmonetary exchanges, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Land and structures	$126,424	$143,701	$73,463
Tractors	59,317	113,257	69,837
Trailers	70,042	83,405	62,326
Technology	15,032	13,950	24,767
Other	31,391	19,974	28,945
Less: Proceeds from sales	(11,235)	(12,018)	(5,436)
Total	$290,971	$362,269	$253,902

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. Expenditures for land and structures in 2013 and 2012 were significant due to the ongoing expansion of our service center network, the purchase of service centers in locations that were previously under lease and improvements to our existing service centers. Our capital expenditures for tractors and trailers decreased slightly in 2013, as we spent a higher amount in 2012 to reduce the average age of our fleet. We generally spend 6% to 8% of total revenue on tractors and trailers each year to support our projected tonnage growth as well as to replace equipment being retired through our normal replacement cycle. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $342.0 million for the year ending December 31, 2014. Approximately $132.0 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $163.0 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $47.0 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage was 1.0% and 1.125% at December 31, 2013 and 2012, respectively, and ranged from 1.0% to 1.125% during 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

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

	December 31,
(In thousands)	2013	2012
Facility limit	$200,000	$200,000
Line of credit borrowings	—	(10,000)
Outstanding letters of credit	(57,686)	(52,423)
Total borrowing capacity	$142,314	$137,577

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement based upon the ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees ranged from 0.175% to 0.20% and letter of credit fees ranged from 1.0% to 1.125% during 2013. In addition, the Company will pay to Wells Fargo as issuer of letters of credit (i) a facing fee with respect to each letter of credit in an amount equal to 0.125% of the daily average aggregate Stated Amount thereof, payable quarterly in arrears and calculated on an actual/360-day basis and (ii) such fees and charges customarily charged in connection with the issuance and administration of such letters of credit. Wells Fargo, as administrative agent, also receives an annual administrative fee for providing such services.

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $191.4 million at December 31, 2013. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which

$35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 4.99% and 5.07% at December 31, 2013 and 2012, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $20.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2013 or 2012, and we have no plans to declare or pay a dividend in 2014.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2013, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations, exclusive of interest	$191,429	$35,715	$60,714	$50,000	$45,000
Operating lease obligations	58,789	15,931	18,341	10,307	14,210
Purchase obligations	122,270	122,270	—	—	—
Total	$372,488	$173,916	$79,055	$60,307	$59,210

(1)
Contractual obligations include long-term debt consisting of senior notes totaling $191.4 million; operating leases consisting primarily of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2014. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 to the Financial Statements included in Item 8 of this report.

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

Allowances for Uncollectible Accounts and Revenue Adjustments

We maintain an allowance for uncollectible accounts for estimated losses resulting from the failure of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers. We determine customer receivables to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts to ensure that the allowance reflects the most recent trends and factors.

We also maintain an allowance for estimated revenue adjustments resulting from future billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in our revenue from operations. We use historical experience, trends and current information to update and evaluate these estimates.

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims not covered by insurance for cargo loss and damage, BIPD, workers’ compensation, long-term disability, group health and dental. The related costs are charged to insurance and claims expense except for workers’ compensation, long-term disability, group health and dental, which are charged to employee benefits expense.

Insurers providing excess coverage above retention levels adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention levels to determine the most cost-efficient balance between our retention exposure and excess coverage.

In establishing accruals for claims and expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party estimates to determine the appropriate reserves for potential liability. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, any changes in the severity of previously-reported claims, significant changes in medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods.

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

Related Person Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2013. We have employment agreements with Earl E. Congdon and David S. Congdon, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

During 2012, John R. Congdon, who was the brother of Earl E. Congdon, resigned from his position as Senior Vice President. At that time, the Board of Directors and John R. Congdon mutually agreed to terminate his amended and restated employment agreement. He continued to be employed by the Company in a management position and as a member of our Board of Directors until his death in October 2013.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon served as Chairman of the Board of Leasing until October 2013 and was succeeded in that position by John R. Congdon, Jr. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

We purchased $299,000, $239,000 and $278,000 of maintenance and other services from Leasing in 2013, 2012 and 2011, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We charged Leasing $18,000, $18,000 and $18,000 for the rental of property in 2013, 2012 and 2011, respectively. No other services were provided to Leasing for the years ended December 31, 2013, 2012 and 2011.

Split-Dollar Life Insurance Policies

We owned two split-dollar life insurance contracts insuring the life of John R. Congdon that were terminated upon Mr. Congdon's death in October 2013. The death benefits under these policies totaled an aggregate of $9.3 million, of which we received $7.3 million in December 2013 and Mr. Congdon’s beneficiaries received $2.0 million. At December 31, 2012, the net cash surrender value for these policies totaled $6.8 million and was included on our Balance Sheet under the caption of “Other Assets.”

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

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2013, the cash value for variable life insurance contracts was $29.4 million of the $31.6 million of aggregate cash values for all life insurance contracts included on our Balance Sheets. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $2.9 million impact on our pre-tax income.

We are exposed to market risk for awards granted under our employee and director phantom stock plans. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the closing price of our common stock at that date. At December 31, 2013, the total liability for awards granted under our employee and director phantom stock plans totaled $23.6 million. A 10% change in the price of our common stock at December 31, 2013 would have had a $2.4 million impact on our operating income in 2013 with respect to these plans.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

For further discussion related to these risks, see Notes 2 and 8 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.
BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,174	$12,857
Customer receivables, less allowances of $8,067 and $8,561, respectively	248,069	219,039
Other receivables	10,225	1,324
Prepaid expenses and other current assets	21,262	21,754
Deferred income taxes	23,249	20,054
Total current assets	332,979	275,028
Property and equipment:
Revenue equipment	1,009,936	922,030
Land and structures	990,256	874,768
Other fixed assets	266,563	225,298
Leasehold improvements	6,378	6,128
Total property and equipment	2,273,133	2,028,224
Less: Accumulated depreciation	(730,074)	(648,919)
Net property and equipment	1,543,059	1,379,305
Goodwill	19,463	19,463
Other assets	36,588	38,718
Total assets	$1,932,089	$1,712,514

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,788	$44,891
Compensation and benefits	97,187	80,047
Claims and insurance accruals	38,784	33,990
Other accrued liabilities	21,480	20,906
Income taxes payable	2,168	6,327
Current maturities of long-term debt	35,715	38,978
Total current liabilities	232,122	225,139
Long-term debt	155,714	201,429
Other non-current liabilities	123,054	106,791
Deferred income taxes	189,117	153,186
Total long-term liabilities	467,885	461,406
Total liabilities	700,007	686,545

Commitments and contingent liabilities

Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 shares outstanding at December 31, 2013 and 2012	8,616	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	1,089,065	882,952
Total shareholders’ equity	1,232,082	1,025,969

Total liabilities and shareholders’ equity	$1,932,089	$1,712,514

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Revenue from operations	$2,337,648	$2,134,579	$1,903,800

Operating expenses:
Salaries, wages and benefits	1,170,773	1,066,551	956,079
Operating supplies and expenses	385,201	378,534	355,186
General supplies and expenses	69,765	58,908	49,900
Operating taxes and licenses	71,599	67,526	63,284
Insurance and claims	30,910	29,681	27,693
Communications and utilities	23,142	19,980	18,104
Depreciation and amortization	127,072	110,743	90,820
Purchased transportation	106,435	94,522	84,516
Building and office equipment rents	11,920	13,514	13,689
Miscellaneous expenses, net	2,393	9,366	10,457
Total operating expenses	1,999,210	1,849,325	1,669,728

Operating income	338,438	285,254	234,072

Non-operating expense (income):
Interest expense	9,620	11,541	14,067
Interest income	(147)	(113)	(180)
Other expense, net	279	728	101
Total non-operating expense	9,752	12,156	13,988

Income before income taxes	328,686	273,098	220,084
Provision for income taxes	122,573	103,646	80,614
Net income	$206,113	$169,452	$139,470

Earnings per share:
Basic	$2.39	$1.97	$1.63
Diluted	$2.39	$1.97	$1.63

Weighted average shares outstanding:
Basic	86,164,917	86,164,964	85,719,728
Diluted	86,164,917	86,164,964	85,719,728

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2010	83,891	$8,389	$86,230	$574,030	$668,649
Issuance and sale of common stock	2,274	227	48,173	—	48,400
Net income	—	—	—	139,470	139,470
Balance as of December 31, 2011	86,165	$8,616	$134,403	$713,500	$856,519
Net income	—	—	—	169,452	169,452
Other	—	—	(2)	—	(2)
Balance as of December 31, 2012	86,165	$8,616	$134,401	$882,952	$1,025,969
Net income	—	—	—	206,113	206,113
Balance as of December 31, 2013	86,165	$8,616	$134,401	$1,089,065	$1,232,082

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$206,113	$169,452	$139,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,072	110,743	90,820
(Gain) loss on sale of property and equipment	(5,743)	78	1,263
Deferred income taxes	32,736	17,682	43,348
Changes in assets and liabilities:
Customer and other receivables, net	(30,063)	(5,410)	(40,414)
Prepaid expenses and other assets	1,910	(7,956)	(2,952)
Accounts payable	(8,103)	2,795	12,875
Compensation, benefits and other accrued liabilities	17,714	13,559	17,626
Claims and insurance accruals	6,952	7,458	6,696
Income taxes, net	(12,027)	9,264	3,224
Other liabilities	14,105	10,391	5,978
Net cash provided by operating activities	350,666	328,056	277,934

Cash flows from investing activities:
Purchase of property and equipment	(295,606)	(373,193)	(250,768)
Proceeds from sale of property and equipment	11,235	12,018	5,436
Net cash used in investing activities	(284,371)	(361,175)	(245,332)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	412	96,010
Principal payments under long-term debt agreements	(38,978)	(40,284)	(40,382)
Net (payments) proceeds on revolving line of credit	(10,000)	10,000	(66,230)
Proceeds from stock issuance, net of issuance costs	—	—	48,400
Other financing activities, net	—	(2)	—
Net cash (used in) provided by financing activities	(48,978)	(29,874)	37,798

Increase (decrease) in cash and cash equivalents	17,317	(62,993)	70,400
Cash and cash equivalents at beginning of year	12,857	75,850	5,450
Cash and cash equivalents at end of year	$30,174	$12,857	$75,850

Income taxes paid	$102,448	$74,932	$34,579
Interest paid	$11,585	$13,728	$14,011
Capitalized interest	$1,731	$1,963	$895

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL service and other logistics services from a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including international freight forwarding, ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery.

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

Prior Period Adjustments

During the second quarter of 2013, we determined that the costs of purchased transportation for certain truckload brokerage and international freight forwarding services, which were previously netted against revenue, met the criteria to be presented separately in operating expenses in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. As a result, the accompanying Statements of Operations include correcting adjustments to increase both revenue and purchased transportation expense in the amounts of $24.1 million and $21.3 million for the years ended December 31, 2012 and 2011, respectively. There was no effect on retained earnings, operating income, net income, earnings per share or cash flows for any period presented.

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Depreciation expense, which includes the amortization of capital leases, was $126.4 million, $109.8 million and $89.9 million for 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill and other intangible assets. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review our goodwill balance annually for impairment as a single reporting unit, unless circumstances dictate more frequent assessments, and in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as "step zero", of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by ASC Topic 350.

In the fourth quarter of 2013, we performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the two-step goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets include the value of acquired customer lists and related non-compete agreements and are amortized on a straight-line basis over their estimated useful lives, none of which exceeds ten years. The gross carrying amount of our other intangible assets totaled $8.1 million as of December 31, 2013 and 2012. Accumulated amortization for these assets was $6.4 million and $5.7 million as of December 31, 2013 and 2012, respectively. The net carrying amounts of our other intangible assets are included in “Other assets” on our Balance Sheets. Amortization expense was $0.7 million for 2013 and $0.9 million for 2012 and 2011, respectively. Annual amortization expense for the next five years for these intangible assets is estimated to be:

(In thousands)
2014	$695
2015	$495
2016	$315
2017	$210
2018	$8

Long-Lived Assets

We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Claims and Insurance Accruals

At December 31, 2013, we maintained a self-insured retention ("SIR") of $2.75 million per occurrence for bodily injury and property damage ("BIPD") claims; a deductible of $100,000 per claim for cargo loss and damage; and a deductible of $1.0 million per occurrence for workers' compensation claims. We also had an SIR of $400,000 per occurrence (with a $400,000 aggregate over our retention level) for group health claims.

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

Our liability for claims and insurance totaled $100.4 million and $93.5 million at December 31, 2013 and 2012, respectively. The long-term portions of those reserves were $61.6 million and $59.5 million for 2013 and 2012, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

Awards of phantom stock to employees and directors are accounted for as a liability under ASC topic 718, Compensation - Stock Compensation. ASC topic 718 requires changes in the fair value of our liability to be recognized as compensation cost over the requisite service period for the percentage of requisite service rendered each period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period based on the closing price of our common stock at that date, and the compensation cost is based on the change in fair value for each reporting period.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $16.7 million, $11.0 million and $8.3 million for 2013, 2012 and 2011, respectively.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Fair Values of Financial Instruments

The carrying values of financial instruments, such as cash and cash equivalents, customer and other receivables and trade payables, approximate their fair value due to the short maturities of these instruments. The carrying value of our long-term debt was $191.4 million and $240.4 million at December 31, 2013 and 2012, respectively. The estimated fair value of our long-term debt was $196.5 million and $247.9 million at December 31, 2013 and 2012, respectively. The fair value measurement of our senior notes was determined using market interest rates for similar issuances of private debt. Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”). The fair value of our other long-term debt approximates carrying value.

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

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Acquisition of property and equipment by capital lease	$—	$1,094	$8,570

In addition, during the fourth quarter of 2013, we completed a nonmonetary exchange of property. We acquired a service center with a fair value of $6.6 million, which resulted in a gain of $3.4 million. The resulting gain was recorded in "Miscellaneous expenses, net" on our Statements of Operations.

Recent Accounting Pronouncements

The FASB has issued various new accounting standards and updates during 2013 that are effective for future periods. We have evaluated these new standards and believe the adoption will not materially impact our financial condition or results of operations.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2013	2012
Senior notes	$191,429	$227,143
Revolving credit facility	—	10,000
Capitalized lease and other obligations	—	3,264
Total long-term debt	191,429	240,407
Less: Current maturities	(35,715)	(38,978)
Total maturities due after one year	$155,714	$201,429

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $191.4 million at December 31, 2013. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.99% and 5.07% at December 31, 2013 and 2012, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage was 1.0% and 1.125% at December 31, 2013 and 2012, respectively, and ranged from 1.0% to 1.125% during 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

There was no outstanding balance of borrowings on the line of credit facility at December 31, 2013 and there was $10.0 million outstanding at December 31, 2012. There were $57.7 million and $52.4 million of outstanding letters of credit at December 31, 2013 and 2012, respectively.

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement based upon the ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees ranged from 0.175% to 0.20% and letter of credit fees ranged from 1.0% to 1.125% during 2013. In addition, the Company will pay to Wells Fargo as issuer of letters of credit (i) a facing fee with respect to each letter of credit in an amount equal to 0.125% of the daily average aggregate Stated Amount thereof, payable quarterly in arrears and calculated on an actual/360-day basis and (ii) such fees and charges customarily charged in connection with the issuance and administration of such letters of credit. Wells Fargo, as administrative agent, shall also receive an annual administrative fee for providing such services.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders to the greater of (i) $20.0 million, (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in 2013 or 2012, and we have no plans to declare or pay a dividend in 2014.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Our three outstanding senior note agreements and the Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements.

As of December 31, 2013, aggregate maturities of long-term debt are as follows:

(In thousands)
2014	$35,715
2015	35,714
2016	25,000
2017	—
2018	50,000
Thereafter	45,000

$191,429

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

Note 4. Leases

We lease certain assets under operating leases, which primarily consist of real estate leases for 63 of our 221 service center locations at December 31, 2013. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

Future minimum annual lease payments for assets under operating leases as of December 31, 2013 are as follows:

(In thousands)	Total
2014	$15,931
2015	10,833
2016	7,508
2017	5,684
2018	4,623
Thereafter	14,210
Total minimum lease payments	$58,789

Aggregate expense under operating leases was $17.9 million, $19.1 million and $19.5 million for 2013, 2012 and 2011, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis.

We did not have any assets under capital leases at December 31, 2013. At December 31, 2012, we leased certain information systems under capital leases with a gross carrying value of $9.9 million and accumulated amortization of $2.3 million.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 5. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$74,202	$74,074	$27,470
State	15,635	11,890	9,796
	89,837	85,964	37,266
Deferred:
Federal	28,593	14,978	39,934
State	4,143	2,704	3,414
	32,736	17,682	43,348
Total provision for income taxes	$122,573	$103,646	$80,614

The following is a reconciliation of the U.S. statutory federal income tax rates with our effective income tax rates for 2013, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Tax provision at statutory rate	$115,040	$95,584	$77,029
State income taxes, net of federal benefit	12,083	10,211	7,480
Meals and entertainment disallowance	872	828	721
Tax credits	(5,422)	(2,609)	(4,453)
Other, net	—	(368)	(163)
Total provision for income taxes	$122,573	$103,646	$80,614

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Claims and insurance reserves	$35,200	$32,499
Allowance for doubtful accounts	1,595	2,829
Accrued vacation	14,873	12,399
Deferred compensation	22,067	17,734
Other	10,648	9,764
Total deferred tax assets	84,383	75,225
Valuation allowance	(460)	(559)
Net deferred tax assets	83,923	74,666

Deferred tax liabilities:
Depreciation and amortization	(239,971)	(197,875)
Unrecognized revenue	(8,169)	(8,171)
Other	(1,651)	(1,752)
Total deferred tax liabilities	(249,791)	(207,798)
Net deferred tax liability	$(165,868)	$(133,132)

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Our net deferred tax liability consists of the following:

	December 31,
(In thousands)	2013	2012
Current deferred tax asset	$23,249	$20,054
Noncurrent deferred tax liability	(189,117)	(153,186)
Net deferred tax liability	$(165,868)	$(133,132)

As of December 31, 2013, the Company had various state tax credit carryforwards of approximately $3.8 million that are scheduled to expire in five to fifteen years. The Company recorded a valuation allowance in the amount of $460,000 and $559,000 as of December 31, 2013 and 2012, respectively, due to the uncertainty of realization of these tax credits.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2010 through 2013. We remain open to examination by various state tax jurisdictions for tax years 2009 through 2013.

Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months. The Company's liability for unrecognized tax benefits was immaterial as of December 31, 2013 and 2012. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our Provision for Income Taxes on our Statements of Operations.

Note 6. Related Person Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2013. We have employment agreements with Earl E. Congdon and David S. Congdon, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

During 2012, John R. Congdon, who was the brother of Earl E. Congdon, resigned from his position as Senior Vice President. At that time, the Board of Directors and John R. Congdon mutually agreed to terminate his amended and restated employment agreement. He continued to be employed by the Company in a management position and as a member of our Board of Directors until his death in October 2013.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon served as Chairman of the Board of Leasing until October 2013 and was succeeded in that position by John R. Congdon, Jr. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. Since 1986, we have combined our requirements with Leasing for the purchase of tractors, trailers, equipment, parts, tires and fuel. We believe that the termination of this arrangement would not have a material adverse impact on our financial results.

We purchased $299,000, $239,000 and $278,000 of maintenance and other services from Leasing in 2013, 2012 and 2011, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We charged Leasing $18,000, $18,000 and $18,000 for the rental of property in 2013, 2012 and 2011, respectively. No other services were provided to Leasing for the years ended December 31, 2013, 2012 and 2011.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Split-Dollar Life Insurance Policies

We owned two split-dollar life insurance contracts insuring the life of John R. Congdon that were terminated upon Mr. Congdon's death in October 2013. The death benefits under these policies totaled an aggregate of $9.3 million, of which we received $7.3 million in December 2013 and Mr. Congdon’s beneficiaries received $2.0 million. At December 31, 2012, the net cash surrender value for these policies totaled $6.8 million and was included on our Balance Sheet under the caption “Other Assets.”

Note 7. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of their compensation, as defined in the plan. We make contributions based upon the greater of a percentage of employee contributions or ten percent of net income. Company contributions for 2013, 2012 and 2011 were $20.6 million, $16.9 million and $13.9 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted daily to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $36.6 million and $30.0 million at December 31, 2013 and 2012, respectively.

Note 8. Share-Based Compensation

On October 30, 2012, our Board of Directors approved and we adopted the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (the "2012 Phantom Stock Plan"). Under the 2012 Phantom Stock Plan, 1,000,000 shares of phantom stock may be awarded, each of which represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which is the earliest of the date of the participant's (i) termination of employment for any reason other than for cause, (ii) death or (iii) total disability. Each award vests in 20% increments on the anniversary of the grant date provided that the participant (i) has been continuously employed by us since the grant date, (ii) has been continuously employed by us for ten years and (iii) has reached the age of 65. Vesting also occurs on the earliest of (i) a change in control, (ii) death or (iii) total disability. No shares of common stock will be issued pursuant to the 2012 Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. Unvested shares are forefeited upon termination of employment, although our Board of Directors has authority to

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

modify and/or accelerate the vesting of awards. Our Board of Directors approved the initial grants under the 2012 Phantom Stock Plan at its January 2013 meeting.
On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended effective January 1, 2009, May 18, 2009 and May 17, 2011 (the “Phantom Stock Plan” and together with the 2012 Phantom Stock Plan, the “Employee Phantom Plans”). The Phantom Stock Plan expired in May 2012; however, grants under the Phantom Stock Plan remain outstanding. Each share of phantom stock awarded to eligible employees under the Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) total disability. No shares of common stock will be issued pursuant to the Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment.

Phantom Stock Plan awards vest upon the earlier to occur of the following: (i) the date of a change of control in our ownership; (ii) the fifth anniversary of the grant date of the award, provided the participant is employed by us on that date; (iii) the date of the participant’s death while employed by us; (iv) the date of the participant’s total disability; or (v) the date the participant attains the age of 65 while employed by us. Awards that are not vested upon termination of employment are forfeited. If termination occurs prior to attaining the age of 55, all vested and unvested awards are generally forfeited unless the termination results from death or total disability. The Phantom Stock Plan does, however, provide the Board of Directors with discretionary authority to modify and/or accelerate the vesting of awards.

A summary of cash payments for settled shares and compensation costs recognized in “Salaries, wages and benefits” on our Statements of Operations for the Employee Phantom Plans is provided below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash payments for settled shares	$1,404	$1,077	$519
Compensation costs	7,639	5,404	3,719

Unrecognized compensation cost for all unvested shares under the Employee Phantom Plans as of December 31, 2013 was $7.6 million based on the price of our common stock on that date.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each non-employee eligible director shall be granted an annual award of phantom shares equal to $50,000 on the grant date. Prior to the 2011 grant, the annual award to each non-employee eligible director was equal to $30,000 on the grant date. For each vested share, participants are entitled to an amount in cash equal to the fair market value of a share of our common stock on the date that service as a director terminates for any reason. No shares of common stock will be issued pursuant to the Director Phantom Stock Plan, as the awards are settled in cash. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and have authorized grants annually thereafter.

Director Phantom Stock Plan awards vest upon the earlier to occur of the following: (i) the one-year anniversary of the grant date; (ii) the date of the first annual meeting of shareholders that occurs after the grant date provided the participant is still in service as a director; (iii) the date of a change of control in our ownership provided that the participant is still in service as a director; or (iv) the date of the participant’s death or total disability while still in service as a director. Awards that are not vested upon termination of service as a director are forfeited.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

A summary of cash payments for settled shares and compensation costs recognized in “Miscellaneous expenses, net” on our Statements of Operations for the Director Phantom Stock Plan is provided below:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash payments for settled shares	$—	$—	$6
Compensation costs	1,214	989	513

Unrecognized compensation cost for all unvested shares under the Director Phantom Stock Plan as of December 31, 2013 was $0.2 million based on the price of our common stock on that date.

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2013 for the Phantom Plans is provided below. Of these awards, 266,740 and 277,701 phantom shares were vested at December 31, 2013 and 2012, respectively.

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2012	467,627	60,356	527,983
Granted	92,120	7,161	99,281
Settled	(70,090)	—	(70,090)
Forfeited	—	—	—
Balance of shares outstanding at December 31, 2013	489,657	67,517	557,174

The liability for phantom stock awards under the Phantom Plans consists of the following:

	December 31,
(In thousands)	2013	2012
Employee Phantom Plans	$20,210	$13,976
Director Phantom Stock Plan	3,422	2,207
Total	$23,632	$16,183

Note 9. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated, some of which are covered in part by insurance. Our management does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon our financial position, liquidity or results of operations.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2013 and 2012 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2013
Revenue (1)	$538,416	$590,304	$616,458	$592,470	$2,337,648
Operating income	65,944	97,573	98,076	76,845	338,438
Net income	40,553	58,255	60,149	47,156	206,113
Net income per share:
Basic and diluted	0.47	0.68	0.70	0.55	2.39
2012
Revenue (1)	$502,819	$547,452	$550,511	$533,797	$2,134,579
Operating income	54,218	82,588	80,932	67,516	285,254
Net income	31,095	47,832	51,044	39,481	169,452
Net income per share:
Basic and diluted	0.36	0.56	0.59	0.46	1.97

(1)
Our 2012 and first quarter of 2013 revenue has been adjusted for an immaterial correction related to how we present the costs of purchased transportation for certain truckload brokerage and international freight forwarding services. For more information on these adjustments, see Note 1.

Note 11. Subsequent Events

Management evaluated all subsequent events and transactions through the issuance date of these financial statements, and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.
We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 28, 2014

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management concluded that our internal control over financial reporting was effective as of December 31, 2013, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2014 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2014 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2014 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2014 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2014 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2013 and December 31, 2012

Statements of Operations – Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Statements of Cash Flows – Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.
The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II
Old Dominion Freight Line, Inc.
Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions(2)	Balance at End of Period
2011	$6,800	$3,200	$2,723	$7,277
2012	$7,277	$2,123	$2,118	$7,282
2013	$7,282	$1,074	$2,046	$6,310

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 28, 2014	By:	/s/ DAVID S. CONGDON
David S. Congdon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the Board of Directors	February 28, 2014
Earl E. Congdon

/s/ DAVID S. CONGDON	Director, President and Chief Executive Officer	February 28, 2014
David S. Congdon	(Principal Executive Officer)

/s/ J. PAUL BREITBACH	Director	February 28, 2014
J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	February 28, 2014
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 28, 2014
Robert G. Culp, III

/s/ JOHN D. KASARDA	Director	February 28, 2014
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 28, 2014
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 28, 2014
D. Michael Wray

/s/ J. WES FRYE	Senior Vice President – Finance	February 28, 2014
J. Wes Frye	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President – Controller	February 28, 2014
John P. Booker III	(Principal Accounting Officer)

EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
OLD DOMINION FREIGHT LINE, INC.
FOR YEAR ENDED DECEMBER 31, 2013

Exhibit No.	Description

3.1.1
Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004
)

3.1.2
Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.2
Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.1
Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.6.10
Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005)

4.9
Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006)

4.10
Amended and Restated Credit Agreement among Wachovia Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2006 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2006)

4.10.1
Amendment No. 1 to Amended and Restated Credit Agreement among Old Dominion Freight Line, Inc., the Lenders named therein and Wells Fargo Bank, National Association, as Agent, dated as of December 31, 2010 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.11
Note Purchase Agreement by and among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.12
Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2011)

10.17.6*
Amended and Restated Employment Agreement Between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

10.17.7*
Amended and Restated Employment Agreement Between Old Dominion Freight Line, Inc. and John R. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

10.17.8*
Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

Exhibit No.	Description

10.17.10*
First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 28, 2010)

10.17.11*
First Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2010, by and between Old Dominion Freight Line, Inc. and John R. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 28, 2010)

10.17.12*
Second Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2012, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 6, 2012)

10.17.13*
Second Amendment to Amended and Restated Employment Agreement, effective as of May 31, 2012, by and between Old Dominion Freight Line, Inc. and John R. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 6, 2012)

10.17.14*
Termination of Agreement, effective as of August 3, 2012, by and between Old Dominion Freight Line, Inc. and John R. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 3, 2012)

10.17.15*	Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012)

10.17.16*
Form of Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012)

10.17.17*
Second Amended and Restated Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of November 1, 2012 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012)

10.17.18*
First Amendment to Amended and Restated Employment Agreement, effective as of November 1, 2012, by and between Old Dominion Freight Line, Inc. and David S. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

10.18.3*
Old Dominion Freight Line, Inc. Director Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.4*
Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.6*
Non-Executive Director Compensation Structure, effective January 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.7*
Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.19.1*
Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005)

10.19.3*
Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.19.4*
Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

Exhibit No.	Description

10.19.5*
Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*
Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.19.7*
2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

10.19.8*	Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on July 5, 2012)

10.20.1*
2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010)

10.20.2*	Form of Annual Salary and Bonus Deduction Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.20.3*
Second Amendment to 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., as amended, effective November 10, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

10.21*	Old Dominion Freight Line, Inc. Performance Incentive Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

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

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (iv) the Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, and (v) the Notes to the Financial Statements

*	Denotes an executive compensation plan or agreement
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.