Form 10-Q
period 2014-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2014-05-06
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2014 there were 86,164,917 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2014	December 31,
(In thousands, except share and per share data)	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$41,244	$30,174
Customer receivables, less allowances of $8,355 and $8,067, respectively	285,249	248,069
Other receivables	3,323	10,225
Prepaid expenses and other current assets	33,432	21,262
Deferred income taxes	25,726	23,249
Total current assets	388,974	332,979

Property and equipment:
Revenue equipment	1,043,633	1,009,936
Land and structures	1,012,028	990,256
Other fixed assets	285,052	266,563
Leasehold improvements	6,437	6,378
Total property and equipment	2,347,150	2,273,133
Accumulated depreciation	(761,074)	(730,074)
Net property and equipment	1,586,076	1,543,059

Goodwill	19,463	19,463
Other assets	37,255	36,588
Total assets	$2,031,768	$1,932,089

Note: The Condensed Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	March 31,
	2014	December 31,
(In thousands, except share and per share data)	(Unaudited)	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,764	$36,788
Compensation and benefits	97,731	97,187
Claims and insurance accruals	39,525	38,784
Other accrued liabilities	22,756	21,480
Income taxes payable	26,015	2,168
Current maturities of long-term debt	35,714	35,715
Total current liabilities	293,505	232,122

Long-term liabilities:
Long-term debt	145,000	155,714
Other non-current liabilities	125,402	123,054
Deferred income taxes	189,892	189,117
Total long-term liabilities	460,294	467,885
Total liabilities	753,799	700,007

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 shares outstanding at March 31, 2014 and December 31, 2013	8,616	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	1,134,952	1,089,065
Total shareholders’ equity	1,277,969	1,232,082
Total liabilities and shareholders’ equity	$2,031,768	$1,932,089

Note: The Condensed Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2014	2013
Revenue from operations	$620,276	$538,416

Operating expenses:
Salaries, wages and benefits	311,181	270,800
Operating supplies and expenses	106,294	95,703
General supplies and expenses	19,135	17,761
Operating taxes and licenses	19,050	17,269
Insurance and claims	7,973	7,270
Communications and utilities	6,734	5,721
Depreciation and amortization	34,092	29,834
Purchased transportation	29,136	23,339
Building and office equipment rents	2,506	3,178
Miscellaneous expenses, net	4,123	1,597
Total operating expenses	540,224	472,472

Operating income	80,052	65,944

Non-operating expense (income):
Interest expense	2,076	2,400
Interest income	(33)	(14)
Other expense, net	775	74
Total non-operating expense	2,818	2,460

Income before income taxes	77,234	63,484

Provision for income taxes	31,347	22,931

Net income	$45,887	$40,553

Earnings per share:
Basic	$0.53	$0.47
Diluted	$0.53	$0.47

Weighted average shares outstanding:
Basic	86,164,917	86,164,917
Diluted	86,164,917	86,164,917

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$45,887	$40,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,092	29,834
Loss on sale of property and equipment	848	47
Deferred income taxes	(1,702)	(3,736)
Other operating activities, net	20,443	(3,164)
Net cash provided by operating activities	99,568	63,534

Cash flows from investing activities:
Purchase of property and equipment	(79,818)	(26,949)
Proceeds from sale of property and equipment	2,035	815
Net cash used in investing activities	(77,783)	(26,134)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(10,715)	(11,074)
Net payments on revolving line of credit	—	(10,000)
Net cash used in financing activities	(10,715)	(21,074)

Increase in cash and cash equivalents	11,070	16,326
Cash and cash equivalents at beginning of period	30,174	12,857
Cash and cash equivalents at end of period	$41,244	$29,183

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2014.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2013.

There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Fair Values of Financial Instruments

The carrying values of financial instruments included in current assets and liabilities, such as cash and cash equivalents, customer and other receivables, trade payables and current maturities of long-term debt, approximate their fair value due to the short maturities of these instruments.  The carrying value of our total long-term debt, including current maturities, was $180.7 million and $191.4 million at March 31, 2014 and December 31, 2013, respectively. The estimated fair value of our total long-term debt was $186.0 million and $196.5 million at March 31, 2014 and December 31, 2013, respectively. Our long-term debt primarily consists of our senior notes for which fair value is estimated using market interest rates for similar issuances of private debt.  Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Senior notes	$180,714	$191,429
Less: Current maturities	(35,714)	(35,715)
Total maturities due after one year	$145,000	$155,714

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $180.7 million and $191.4 million at March 31, 2014 and December 31, 2013, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 5.00% and 4.99% at March 31, 2014 and December 31, 2013, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage was 1.0% at March 31, 2014 and December 31, 2013, respectively. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

There were no borrowings outstanding at March 31, 2014 and December 31, 2013 under the revolving credit facility. There were $59.7 million and $57.7 million of outstanding letters of credit at March 31, 2014 and December 31, 2013, respectively.

Note 3. Income Taxes

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain other non-deductible items.  For the three months ended March 31, 2014, our effective tax rate was 40.6% as compared to 36.1% for the same period in 2013. The increase in our effective tax rate was due to the expiration of favorable tax credits for the use of alternative fuels provided by the American Taxpayer Relief Act of 2012 enacted in the first quarter of 2013 and other discrete tax adjustments for the three months ended March 31, 2014.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services and other logistics services from a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including international freight forwarding, ground and air expedited transportation, container delivery, truckload brokerage, supply chain consulting, warehousing and consumer household pickup and delivery. More than 95% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in our LTL services using the following key metrics, which exclude certain transportation and logistics services where pricing is generally not determined by weight:

•
LTL Revenue Per Hundredweight - This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight metrics results in a better indicator of changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

Revenue per hundredweight is a commonly-used indicator of pricing trends, but this metric can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment, length of haul and the class, or mix, of our freight. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates.

•
LTL Weight Per Shipment - Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers' products and overall increased economic activity. Changes in weight per shipment generally have an inverse effect on our revenue per hundredweight, as an increase in weight per shipment will typically cause a decrease in revenue per hundredweight.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight; fuel and equipment repair expenses; and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2014	2013
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.2	50.3
Operating supplies and expenses	17.1	17.8
General supplies and expenses	3.1	3.3
Operating taxes and licenses	3.1	3.2
Insurance and claims	1.3	1.4
Communications and utilities	1.1	1.1
Depreciation and amortization	5.5	5.5
Purchased transportation	4.7	4.3
Building and office equipment rents	0.4	0.6
Miscellaneous expenses, net	0.6	0.3
Total operating expenses	87.1	87.8

Operating income	12.9	12.2

Interest expense, net *	0.3	0.4
Other expense, net	0.1	0.0

Income before income taxes	12.5	11.8

Provision for income taxes	5.1	4.3

Net income	7.4%	7.5%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2014 and 2013 are presented below:

	Three Months Ended
	March 31,
	2014	2013	% Change
Work days	63	63	—%
Revenue (in thousands)	$620,276	$538,416	15.2%
Operating ratio	87.1%	87.8%
Net income (in thousands)	$45,887	$40,553	13.2%
Diluted earnings per share	$0.53	$0.47	12.8%
LTL tons (in thousands)	1,680	1,475	13.9%
LTL shipments (in thousands)	2,065	1,845	11.9%
LTL weight per shipment (lbs.)	1,627	1,599	1.8%
LTL revenue per hundredweight	$18.00	$17.71	1.6%
LTL revenue per shipment	$292.95	$283.22	3.4%
Average length of haul (miles)	929	935	(0.6)%

Our revenue grew 15.2% over the first quarter of 2013 primarily due to increased market share, despite the negative impact of the harsh winter weather conditions and more restrictive hours of service regulations during the quarter. We believe our value proposition of on-time, claims-free service at a fair and equitable price continues to drive our success. In addition to increasing our market share, we also maintained our focus on yield management and freight density, which contributed to the 70 basis-point improvement in our operating ratio. As a result, net income increased 13.2% to $45.9 million for the first quarter of 2014.

Revenue

Revenue increased $81.9 million, or 15.2%, over the first quarter of 2013 primarily due to increases in both tonnage and price. LTL tonnage increased 13.9% over the first quarter 2013 primarily due to an 11.9% increase in shipments and a 1.8% increase in weight per shipment. We believe our tonnage growth for the first quarter of 2014 was primarily due to increased market share as our growth exceeded reported industry averages.

LTL revenue per hundredweight for the first quarter of 2014 was $18.00, a 1.6% increase over the prior-year quarter, which reflects the commitment to our disciplined yield management process and a relatively stable pricing environment for the LTL industry. While we believe that revenue per hundredweight is a good indicator of pricing trends, we manage our yield on an individual customer basis as changes in factors such as fuel surcharges, weight per shipment, length of haul and mix of freight can influence this metric. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 16.2% of our revenue in the first quarter of 2014 as compared to 16.6% for the comparable period of 2013 due to the decrease in the average price per gallon of diesel fuel. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Therefore, fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits for the first quarter of 2014 increased $40.4 million, or 14.9%, over the prior-year comparable quarter due to a $30.2 million increase in the costs attributable to salaries and wages and a $10.2 million increase in benefit costs. The overall increase in salary and wages is primarily due to a 9.7% increase in the average number of full-time employees over the prior-year quarter to support the 13.9% increase in our LTL tonnage over the same comparable period. Our direct labor costs related to drivers, platform employees and fleet technicians increased $22.3 million, or 15.5% over the first quarter of 2013. Our productivity metrics were affected by both the severe winter weather and the cost to train our new employees. P&D shipments per hour and P&D stops per hour were down 0.5% and 1.3%, respectively.  Platform pounds per hour and platform shipments per hour were down 4.0% and 5.0%, respectively. However, our our overall salary and wages remained consistent as a percent of revenue at 37.4% between the periods compared.

The 14.7% increase in our benefit costs over the first quarter of 2013 was primarily due to a $4.5 million, or 18.5%, increase in our group health and group dental costs. We experienced increases in both the average cost of each claim and the number of claims filed between the comparable periods. A portion of the increase in these costs was attributable to the 2010 Patient Protection and Affordable Care Act and, therefore, we may experience similar cost increases in future periods. In addition, we enhanced our vacation policy for employees in the third quarter of 2013, which, combined with the increase in headcount, led to a comparable-quarter increase of $2.4 million in our employee paid time off benefits.

Operating supplies and expenses increased $10.6 million, or 11.1% over the first quarter of 2013. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both consumption and average price per gallon. Our LTL intercity miles increased 11.8% in the first quarter of 2014 as compared to 2013, while our diesel fuel consumption increased only 8.4% during that same period. Our consumption trends continued to improve primarily due to certain operational initiatives to increase our average miles per gallon and the increased use of new fuel-efficient equipment. We also experienced a 1.2% decrease in our average price per gallon from the first quarter of 2013. As a result, fuel costs increased $4.4 million, or 6.6%, over the prior-year comparable quarter, which compares favorably with the increases in our revenue, tonnage and mileage for these periods. Additionally, the severe winter weather we experienced in 2014 contributed to an increase in vehicle repairs and weather-related expenses such as snow removal and vehicle recovery.

Depreciation and amortization expense remained at 5.5% of revenue in the first quarter of 2014 and 2013; however, expense increased $4.3 million over the first quarter of 2013. The increase in expense was primarily due to additional depreciation recorded on the tractors and trailers purchased as part of our 2013 and 2014 capital expenditure plans. Our capital expenditure plan for 2014 is projected to be higher than 2013, and we expect depreciation costs to increase in future periods as a result. While our investments can increase costs in the short term, we believe these investments are necessary to support our current demand and long-term growth initiatives.

Purchased transportation expense increased $5.8 million, or 24.8% in the first quarter of 2014 as compared to the first quarter of 2013. Our purchased transportation expense is primarily related to our use of third-party transportation providers to support our container drayage, truckload brokerage and international freight forwarding operations. Growth in these services has resulted in an increase in our purchased transportation costs for 2014. To a lesser extent, we utilize purchased transportation in our LTL operations, consisting primarily of rail and truckload providers, to maximize the efficient movement of freight between our service centers.

Miscellaneous expenses, net, increased $2.5 million over the first quarter of 2013. A portion of this increase was due to additional bad debt expense that resulted from the overall growth in our revenue and accounts receivable balances.

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and, to a lesser extent, certain other non-deductible items.  For the three months ended March 31, 2014, our effective tax rate was 40.6% as compared to 36.1% for the same period in 2013. The increase in our effective tax rate was due to the expiration of favorable tax credits for the use of alternative fuels provided by the American Taxpayer Relief Act of 2012 enacted in the first quarter of 2013 and other discrete tax adjustments for the three months ended March 31, 2014.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash and cash equivalents at beginning of period	$30,174	$12,857
Cash flows provided by (used in):
Operating activities	99,568	63,534
Investing activities	(77,783)	(26,134)
Financing activities	(10,715)	(21,074)
Increase in cash and cash equivalents	11,070	16,326
Cash and cash equivalents at end of period	$41,244	$29,183

The change in our cash flows provided by operating activities was primarily due to various fluctuations in certain working capital accounts and the increase of $5.3 million in net income from the first quarter of 2013. In addition, depreciation and amortization expenses increased $4.3 million as compared to the first quarter of 2013 due to the ongoing execution of our 2013 and 2014 capital expenditure plans.

The changes in our cash flows used in investing activities are primarily due to fluctuations in our capital expenditure plans as well as the timing of these expenditures during the year. The changes in our capital expenditure plans are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities consists primarily of scheduled principal payments under our long-term debt agreements and fluctuations in our senior unsecured revolving line of credit.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through capital leases, for the three-month period ended March 31, 2014 and the years ended December 31, 2013, 2012 and 2011:

	March 31,	December 31,
(In thousands)	2014	2013	2012	2011
Land and structures	$21,862	$126,424	$143,701	$73,463
Tractors	12,332	59,317	113,257	69,837
Trailers	22,415	70,042	83,405	62,326
Technology	17,736	15,032	13,950	24,767
Other	5,473	31,391	19,974	28,945
Proceeds from sales	(2,035)	(11,235)	(12,018)	(5,436)
Total	$77,783	$290,971	$362,269	$253,902

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending upon our needs for and the availability of property and equipment.

We currently estimate capital expenditures will be approximately $367.0 million for the year ending December 31, 2014. Approximately $132.0 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $188.0 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $47.0 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $180.7 million and $191.4 million at March 31, 2014 and December 31, 2013, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 5.00% and 4.99% at March 31, 2014 and December 31, 2013, respectively.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	March 31, 2014	December 31, 2013
Facility limit	$200,000	$200,000
Line of credit borrowings	—	—
Outstanding letters of credit	(59,686)	(57,686)
Available borrowing capacity	$140,314	$142,314

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first three months of 2014, and we have no current plans to declare or pay a dividend during the remainder of 2014.

A significant decrease in demand for our services could limit our ability to generate cash flow and could affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2014, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that govern, among other things: the emission and discharge of hazardous materials into the environment; the presence of hazardous materials at our properties or in our vehicles; fuel storage tanks; the transportation of certain materials; and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up for accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2014 or fiscal year 2015. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other reports and statements that we file with the SEC. Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient to cover our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for fuel and other petroleum-based products;

•	the negative impact of any unionization, or the passage of legislation or regulations that could facilitate unionization, of our employees;

•	the challenges associated with executing our growth strategy, including the inability to successfully consummate and integrate any acquisitions;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers' business cycles and shipping requirements;

•	increases in driver compensation or difficulties attracting and retaining qualified drivers to meet freight demand;

•
our exposure to claims related to cargo loss and damage, property damage, personal injury, workers' compensation, group health and group dental, including increased premiums, adverse loss development, increased self-insured retention levels, and claims in excess of insured coverage levels;

•	potential cost increases associated with healthcare legislation;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment and replacement parts, including regulatory changes and supply constraints that could impact the cost of these assets;

•	decreases in demand for, and the value of, used equipment;

•	the availability and cost of diesel fuel;

•
the costs and potential liabilities related to compliance with, or violations of, existing or future governmental laws and regulations, including environmental laws, engine emissions standards, hours-of-service for our drivers, driver fitness requirements and new safety standards for drivers and equipment;

•	the costs and potential liabilities related to litigation and governmental proceedings;

•	various risks arising from our international business operations and relationships;

•	the costs and potential adverse impact of non-compliance with rules issued by the Federal Motor Carrier Safety Administration, including its Compliance, Safety, Accountability (“CSA”) initiative;

•	seasonal trends in the less-than-truckload industry, including harsh weather conditions;

•	our dependence on key employees;

•	the concentration of our stock ownership with the Congdon family;

•	the costs and potential adverse impact associated with future changes in accounting standards or practices;

•	the impact of potential disruptions to our information technology systems or our service center network;

•	damage to our reputation from the misuse of social media;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 6. Exhibits

Exhibit No.	Description

10.18.8	Non-Executive Director Compensation Structure, effective January 1, 2014

10.18.9	2014 Declaration Of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2013 Selected LTL Operating Statistics

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 6, 2014	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 6, 2014	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.18.8	Non-Executive Director Compensation Structure, effective January 1, 2014

10.18.9	2014 Declaration Of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2013 Selected LTL Operating Statistics

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.