Form 10-Q
period 2014-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2014-08-07
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2014 there were 86,164,917 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2014	December 31,
(In thousands, except share and per share data)	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$19,789	$30,174
Customer receivables, less allowances of $9,415 and $8,067, respectively	302,262	248,069
Other receivables	3,943	10,225
Prepaid expenses and other current assets	29,657	21,262
Deferred income taxes	26,722	23,249
Total current assets	382,373	332,979

Property and equipment:
Revenue equipment	1,132,458	1,009,936
Land and structures	1,021,344	990,256
Other fixed assets	295,555	266,563
Leasehold improvements	7,059	6,378
Total property and equipment	2,456,416	2,273,133
Accumulated depreciation	(780,059)	(730,074)
Net property and equipment	1,676,357	1,543,059

Goodwill	19,463	19,463
Other assets	45,870	36,588
Total assets	$2,124,063	$1,932,089

Note: The Condensed Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	June 30,
	2014	December 31,
(In thousands, except share and per share data)	(Unaudited)	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,783	$36,788
Compensation and benefits	107,964	97,187
Claims and insurance accruals	40,764	38,784
Other accrued liabilities	23,837	21,480
Income taxes payable	25,501	2,168
Current maturities of long-term debt	35,714	35,715
Total current liabilities	297,563	232,122

Long-term liabilities:
Long-term debt	164,000	155,714
Other non-current liabilities	132,567	123,054
Deferred income taxes	178,115	189,117
Total long-term liabilities	474,682	467,885
Total liabilities	772,245	700,007

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 shares outstanding at June 30, 2014 and December 31, 2013	8,616	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	1,208,801	1,089,065
Total shareholders’ equity	1,351,818	1,232,082
Total liabilities and shareholders’ equity	$2,124,063	$1,932,089

Note: The Condensed Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Revenue from operations	$702,987	$590,304	$1,323,263	$1,128,720

Operating expenses:
Salaries, wages and benefits	340,309	287,961	651,490	558,761
Operating supplies and expenses	109,917	95,115	216,211	190,818
General supplies and expenses	20,889	17,639	40,024	35,400
Operating taxes and licenses	20,618	17,982	39,668	35,251
Insurance and claims	9,836	7,602	17,809	14,872
Communications and utilities	6,102	5,768	12,836	11,489
Depreciation and amortization	35,121	30,517	69,213	60,351
Purchased transportation	33,157	27,021	62,293	50,360
Building and office equipment rents	2,513	3,109	5,019	6,287
Miscellaneous expenses, net	1,830	17	5,953	1,614
Total operating expenses	580,292	492,731	1,120,516	965,203

Operating income	122,695	97,573	202,747	163,517

Non-operating expense (income):
Interest expense	1,622	2,403	3,698	4,803
Interest income	(26)	(42)	(59)	(56)
Other expense, net	35	334	810	408
Total non-operating expense	1,631	2,695	4,449	5,155

Income before income taxes	121,064	94,878	198,298	158,362

Provision for income taxes	47,215	36,623	78,562	59,554

Net income	$73,849	$58,255	$119,736	$98,808

Earnings per share:
Basic	$0.86	$0.68	$1.39	$1.15
Diluted	$0.86	$0.68	$1.39	$1.15

Weighted average shares outstanding:
Basic	86,164,917	86,164,917	86,164,917	86,164,917
Diluted	86,164,917	86,164,917	86,164,917	86,164,917

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$119,736	$98,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,213	60,351
Gain on sale of property and equipment	(2,396)	(2,332)
Deferred income taxes	(14,475)	2,067
Other operating activities, net	9,595	(5,030)
Net cash provided by operating activities	181,673	153,864

Cash flows from investing activities:
Purchase of property and equipment	(218,568)	(156,354)
Proceeds from sale of property and equipment	18,225	8,613
Net cash used in investing activities	(200,343)	(147,741)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(35,715)	(36,290)
Net proceeds on revolving line of credit	44,000	24,680
Net cash provided by (used in) financing activities	8,285	(11,610)

Decrease in cash and cash equivalents	(10,385)	(5,487)
Cash and cash equivalents at beginning of period	30,174	12,857
Cash and cash equivalents at end of period	$19,789	$7,370

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2014 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2014.

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

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our long-term debt was $199.7 million and $191.4 million at June 30, 2014 and December 31, 2013, respectively. The estimated fair value of our total long-term debt was $204.4 million and $196.5 million at June 30, 2014 and December 31, 2013, respectively. The fair value measurement of our senior notes was determined using market interest rates for similar issuances of private debt. Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”). The fair value of our other long-term debt approximates carrying value due to the variable interest rates within these instruments.

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU supersedes the previous revenue recognition requirements in Accounting Standards Codification ("ASC") 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

for interim periods within those fiscal years. The Company is in the process of assessing the method of application and impact, if any, of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments of this ASU require that a performance target, which affects vesting and could be achieved after the requisite service period, be treated as a performance condition under the existing guidance in ASC Topic 718. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not believe the adoption of ASU 2014-12 will have an impact on its financial position, results of operations or cash flows.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013
Senior notes	$155,714	$191,429
Revolving credit facility	44,000	—
Total long-term debt	199,714	191,429
Less: Current maturities	(35,714)	(35,715)
Total maturities due after one year	$164,000	$155,714

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million and $191.4 million at June 30, 2014 and December 31, 2013, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.87% and 4.99% at June 30, 2014 and December 31, 2013, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage was 1.0% at June 30, 2014 and December 31, 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

The outstanding balance of borrowings under the revolving credit facility was $44.0 million and zero at June 30, 2014 and December 31, 2013, respectively. There were $64.6 million and $57.7 million of outstanding letters of credit at June 30, 2014 and December 31, 2013, respectively.

Note 3. Income Taxes

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the three and six months ended June 30, 2014, our effective tax rate was 39.0% and 39.6%, respectively, as compared to 38.6% and 37.6% for the same periods in

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2013, respectively. The increase in our effective tax rate was primarily due to the expiration of favorable tax credits for the use of alternative fuels provided by the American Taxpayer Relief Act of 2012 enacted in the first quarter of 2013.

Note 4. Commitments and Contingencies

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance. Certain of these claims include class-action allegations.  We do not believe that the resolution of any of these legal proceedings or claims will have a material adverse effect upon our financial position, results of operations or cash flows.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight, fuel and equipment repair expenses, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	48.4	48.8	49.2	49.5
Operating supplies and expenses	15.6	16.1	16.3	16.9
General supplies and expenses	3.0	3.0	3.0	3.1
Operating taxes and licenses	2.9	3.0	3.0	3.1
Insurance and claims	1.4	1.3	1.4	1.3
Communications and utilities	0.9	1.0	1.0	1.0
Depreciation and amortization	5.0	5.2	5.2	5.3
Purchased transportation	4.7	4.6	4.7	4.5
Building and office equipment rents	0.3	0.5	0.4	0.6
Miscellaneous expenses, net	0.3	0.0	0.5	0.2
Total operating expenses	82.5	83.5	84.7	85.5

Operating income	17.5	16.5	15.3	14.5

Interest expense, net *	0.3	0.4	0.3	0.5
Other expense, net	0.0	0.0	0.0	0.0

Income before income taxes	17.2	16.1	15.0	14.0

Provision for income taxes	6.7	6.2	6.0	5.2

Net income	10.5%	9.9%	9.0%	8.8%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three- and six-month periods ended June 30, 2014 and 2013 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
Work days	64	64	—%	127	127	—%
Revenue (in thousands)	$702,987	$590,304	19.1%	$1,323,263	$1,128,720	17.2%
Operating ratio	82.5%	83.5%		84.7%	85.5%
Net income (in thousands)	$73,849	$58,255	26.8%	$119,736	$98,808	21.2%
Diluted earnings per share	$0.86	$0.68	26.5%	$1.39	$1.15	20.9%
LTL tons (in thousands)	1,863	1,622	14.9%	3,543	3,097	14.4%
LTL shipments (in thousands)	2,276	2,032	12.0%	4,341	3,878	11.9%
LTL weight per shipment (lbs.)	1,637	1,596	2.6%	1,632	1,597	2.2%
LTL revenue per hundredweight	$18.36	$17.70	3.7%	$18.19	$17.71	2.7%
LTL revenue per shipment	$300.50	$282.55	6.4%	$296.91	$282.87	5.0%
Average length of haul (miles)	927	940	(1.4)%	928	937	(1.0)%

Our financial results for the second quarter of 2014 include Company records for revenue, operating ratio and net income. Revenue increased 19.1% to $703.0 million, which is the highest revenue we have ever recorded in any quarter and the fourth consecutive quarter with a double-digit increase. Our revenue growth continues to be driven primarily by increased market share, as we continue to increase volumes from both existing and new customers that increasingly desire the value of our on-time and claims-free service. We have increased our revenue while also adhering to our core pricing philosophy and focus on yield improvement. The combination of yield improvement and increased density, which resulted from the tonnage growth across our existing service network, also contributed to the improvement in our profitability for the quarter. As a result, our operating ratio for the second quarter of 2014 improved to 82.5% and net income increased to $73.8 million. For the first six months of 2014, revenue increased 17.2% and our operating ratio improved to 84.7%, which resulted in a 21.2% increase in net income for the same period.

Revenue

Revenue increased $112.7 million, or 19.1%, over the second quarter of 2013 and $194.5 million, or 17.2%, over the first half of 2013 primarily due to increases in both tonnage and price. LTL tonnage increased 14.9% and 14.4% over the second quarter and first half of 2013, respectively, primarily due to 12.0% and 11.9% increases in shipments over the second quarter and first half of 2013, respectively. In addition, we also experienced increases in weight per shipment of 2.6% for the comparable quarter and 2.2% for the comparable six-month period. We believe our tonnage growth for these periods was primarily due to increased market share with our existing customers as well as new customers that have responded to our service and value proposition.

Revenue per hundredweight increased 3.7% in the second quarter of 2014 to $18.36 and increased 2.7% in the first half of 2014 to $18.19, despite the impact of a decrease in average length of haul and an increase in weight per shipment for both comparable periods. Our improvements in revenue per hundredweight reflect our commitment to a disciplined yield management process for our contractual customers as well as the implementation of a general rate increase for our non-contractual customers that was effective on May 1, 2014. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue remained at 16.0% of our revenue in the second quarter of 2014 and 2013 and decreased to 16.1% of our revenue in the first half of 2014 as compared to 16.3% during the same period of 2013. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Therefore, fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2014 increased $52.3 million, or 18.2%, over the prior-year comparable quarter due to a $40.4 million increase in the costs attributable to salaries and wages and a $11.9 million increase in benefit costs. Salaries, wages and benefits for the first half of 2014 increased $92.7 million, or 16.6%, over the prior-year comparable period due to a $70.6 million increase in the costs attributable to salaries and wages and a $22.1 million increase in benefit costs. The increases in salary and wages, excluding benefits, are primarily due to the 13.5% and 11.6% increases in the average number of full-time employees over the prior-year quarter and year-to-date periods, respectively, both of which can be attributed to our revenue growth. In addition, we provided a wage increase to our employees in the third quarter of 2013. Salaries and wages, excluding benefits, improved slightly as a percent of revenue as compared to the quarter and year-to-date periods of 2013 despite productivity declines in our P&D and platform operations due in part to our increased headcount and associated training costs.

Our benefit costs increased 16.5% and 15.6% over the second quarter and first half of 2013, respectively, primarily due to the increase in average full-time employees, and increases in our group health and dental plan costs, paid-time-off benefits and certain retirement benefit plans directly linked to our net income and stock price performance. Our benefit costs improved as a percent of salaries and wages for both the quarterly and year-to-date periods, primarily due to improved safety trends that have reduced our workers’ compensation costs.

Operating supplies and expenses increased $14.8 million and $25.4 million in the second quarter and first half of 2014, respectively, over the prior-year comparable periods. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both consumption and average price per gallon. Our LTL intercity miles increased 15.7% and 13.8% in the second quarter and first half of 2014, respectively, as compared to the same periods of 2013, while our gallons of diesel fuel consumed increased only 10.8% and 9.6% during those same periods. Our consumption trends continued to improve due to certain operational initiatives to increase our average miles per gallon and the increased use of new fuel-efficient equipment. We experienced a 1.8% increase in our average price per gallon during the second quarter of 2014 as compared to 2013 while our average price per gallon remained relatively consistent between year-to-date periods compared. Other operating supplies and expenses, excluding diesel fuel, remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization expense increased $4.6 million and $8.9 million in the second quarter and first half of 2014, respectively, over the prior-year comparable periods. However, these costs decreased to 5.0% and 5.2% of revenue in the second quarter and first half of 2014, respectively, from 5.2% and 5.3% of revenue for the same periods of 2013, due primarily to the operating leverage generated by our revenue growth. Our capital expenditure plan for 2014 is projected to be higher than 2013, and we expect depreciation costs to increase in future periods as a result. While our investments can increase costs in the short term, we believe these investments are necessary to support our current demand and long-term growth initiatives.

Purchased transportation expense increased $6.1 million and $11.9 million in the second quarter and first half of 2014, respectively, over the prior-year comparable periods. We primarily purchase transportation services from third-party providers to support our container drayage, truckload brokerage and international freight-forwarding services.  Our revenue for these services increased for both of the periods compared, which resulted in increased costs.  We also utilize purchased transportation in our LTL operations to maximize the efficient movement of freight within our service center network.  The increases in our purchased transportation costs, measured as a percent of revenue, for the second quarter and first half of 2014 as compared to the prior-year periods are due largely to our increased utilization within our LTL operations in response to the significant tonnage growth for the periods compared.

Miscellaneous expenses, net, includes gains and losses on the sale of operating assets. The second quarter and first half of 2014 included net gains on the sale of property and equipment, primarily real estate, of $3.2 million and $2.4 million, respectively, compared to net gains of $2.4 million and $2.3 million in the comparable periods of 2013, respectively. Miscellaneous expenses, net, also includes bad debt expense and other administrative expenses, which have both increased over the second quarter and first half of 2013.

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the second quarter and first half of 2014, our effective tax rate was 39.0% and 39.6%, respectively, as compared to 38.6% and 37.6% for the same periods of 2013. The increase in our effective tax rate was primarily due to the expiration of favorable tax credits for the use of alternative fuels provided by the American Taxpayer Relief Act of 2012 enacted in the first quarter of 2013.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Cash and cash equivalents at beginning of period	$30,174	$12,857
Cash flows provided by (used in):
Operating activities	181,673	153,864
Investing activities	(200,343)	(147,741)
Financing activities	8,285	(11,610)
Decrease in cash and cash equivalents	(10,385)	(5,487)
Cash and cash equivalents at end of period	$19,789	$7,370

The change in our cash flows provided by operating activities was primarily due to the increase of $20.9 million in net income from the first six months of 2013 as well as various fluctuations in certain working capital accounts. In addition, depreciation and amortization expenses increased $8.9 million as compared to the first six months of 2013 due to the execution of our 2013 and 2014 capital expenditure plans.

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

Capital Expenditures

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through capital leases, for the six-month period ended June 30, 2014 and the years ended December 31, 2013, 2012 and 2011:

	June 30,	December 31,
(In thousands)	2014	2013	2012	2011
Land and structures	$49,282	$126,424	$143,701	$73,463
Tractors	54,803	59,317	113,257	69,837
Trailers	71,949	70,042	83,405	62,326
Technology	28,712	15,032	13,950	24,767
Other	13,822	31,391	19,974	28,945
Proceeds from sales	(18,225)	(11,235)	(12,018)	(5,436)
Total	$200,343	$290,971	$362,269	$253,902

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending on our needs for and the availability of property and equipment.

We currently estimate capital expenditures will be approximately $375.0 million for the year ending December 31, 2014. Approximately $132.0 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $196.0 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $47.0 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million and $191.4 million at June 30, 2014 and December 31, 2013, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.87% and 4.99% at June 30, 2014 and December 31, 2013, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	June 30, 2014	December 31, 2013
Facility limit	$200,000	$200,000
Line of credit borrowings	(44,000)	—
Outstanding letters of credit	(64,598)	(57,686)
Available borrowing capacity	$91,402	$142,314

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first six months of 2014, and we have no current plans to declare or pay a dividend during the remainder of 2014.

A significant decrease in demand for our services could limit our ability to generate cash flow and could affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2014, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance. Certain of these claims include class-action allegations.  We do not believe that the resolution of any of these legal proceedings or claims will have a material adverse effect upon our financial position, results of operations or cash flows.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 7, 2014	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 7, 2014	/s/ JOHN P. BOOKER, III
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.