Form 10-Q
period 2014-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2014-11-05
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2014 there were 86,164,917 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2014	December 31,
(In thousands, except share and per share data)	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,169	$30,174
Customer receivables, less allowances of $9,471 and $8,067, respectively	322,395	248,069
Other receivables	7,086	10,225
Prepaid expenses and other current assets	29,841	21,262
Deferred income taxes	27,110	23,249
Total current assets	394,601	332,979

Property and equipment:
Revenue equipment	1,163,523	1,009,936
Land and structures	1,044,678	990,256
Other fixed assets	320,084	266,563
Leasehold improvements	7,096	6,378
Total property and equipment	2,535,381	2,273,133
Accumulated depreciation	(804,487)	(730,074)
Net property and equipment	1,730,894	1,543,059

Goodwill	19,463	19,463
Other assets	43,581	36,588
Total assets	$2,188,539	$1,932,089

Note: The Condensed Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	September 30,
	2014	December 31,
(In thousands, except share and per share data)	(Unaudited)	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,285	$36,788
Compensation and benefits	123,220	97,187
Claims and insurance accruals	41,948	38,784
Other accrued liabilities	25,826	21,480
Income taxes payable	12,608	2,168
Current maturities of long-term debt	35,714	35,715
Total current liabilities	286,601	232,122

Long-term liabilities:
Long-term debt	148,203	155,714
Other non-current liabilities	138,180	123,054
Deferred income taxes	185,828	189,117
Total long-term liabilities	472,211	467,885
Total liabilities	758,812	700,007

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,164,917 shares outstanding at September 30, 2014 and December 31, 2013	8,616	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	1,286,710	1,089,065
Total shareholders’ equity	1,429,727	1,232,082
Total liabilities and shareholders’ equity	$2,188,539	$1,932,089

Note: The Condensed Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Revenue from operations	$743,586	$616,458	$2,066,849	$1,745,178

Operating expenses:
Salaries, wages and benefits	363,420	303,853	1,014,910	862,614
Operating supplies and expenses	111,670	96,792	327,881	287,610
General supplies and expenses	21,931	18,311	61,955	53,711
Operating taxes and licenses	21,338	18,155	61,006	53,406
Insurance and claims	10,118	8,395	27,927	23,267
Communications and utilities	6,320	5,726	19,156	17,215
Depreciation and amortization	37,707	32,914	106,920	93,265
Purchased transportation	34,590	28,500	96,883	78,860
Building and office equipment rents	2,880	2,849	7,899	9,136
Miscellaneous expenses, net	7,350	2,887	13,303	4,501
Total operating expenses	617,324	518,382	1,737,840	1,483,585

Operating income	126,262	98,076	329,009	261,593

Non-operating expense (income):
Interest expense	1,463	2,479	5,161	7,282
Interest income	(19)	(45)	(78)	(101)
Other expense, net	951	389	1,761	797
Total non-operating expense	2,395	2,823	6,844	7,978

Income before income taxes	123,867	95,253	322,165	253,615

Provision for income taxes	45,958	35,104	124,520	94,658

Net income	$77,909	$60,149	$197,645	$158,957

Earnings per share:
Basic	$0.90	$0.70	$2.29	$1.84
Diluted	$0.90	$0.70	$2.29	$1.84

Weighted average shares outstanding:
Basic	86,164,917	86,164,917	86,164,917	86,164,917
Diluted	86,164,917	86,164,917	86,164,917	86,164,917

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$197,645	$158,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,920	93,265
Gain on sale of property and equipment	(2,300)	(2,194)
Deferred income taxes	(7,150)	30,301
Other operating activities, net	(17,100)	(26,943)
Net cash provided by operating activities	278,015	253,386

Cash flows from investing activities:
Purchase of property and equipment	(311,993)	(229,199)
Proceeds from sale of property and equipment	19,485	9,354
Net cash used in investing activities	(292,508)	(219,845)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(35,715)	(36,290)
Net proceeds on revolving line of credit	28,203	1,996
Net cash used in financing activities	(7,512)	(34,294)

Decrease in cash and cash equivalents	(22,005)	(753)
Cash and cash equivalents at beginning of period	30,174	12,857
Cash and cash equivalents at end of period	$8,169	$12,104

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2014.

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

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our long-term debt was $183.9 million and $191.4 million at September 30, 2014 and December 31, 2013, respectively. The estimated fair value of our total long-term debt was $187.6 million and $196.5 million at September 30, 2014 and December 31, 2013, respectively. The fair value measurement of our senior notes was determined using market interest rates for similar issuances of private debt. Since this methodology is based upon indicative market interest rates, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”). The fair value of our other long-term debt approximates carrying value due to the variable interest rates within these instruments.

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU supersedes the previous revenue recognition requirements in Accounting Standards Codification ("ASC") 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company continues to assess the method of application and impact, if any, of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Senior notes	$155,714	$191,429
Revolving credit facility	28,203	—
Total long-term debt	183,917	191,429
Less: Current maturities	(35,714)	(35,715)
Total maturities due after one year	$148,203	$155,714

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million and $191.4 million at September 30, 2014 and December 31, 2013, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.87% and 4.99% at September 30, 2014 and December 31, 2013, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage was 1.0% at September 30, 2014 and December 31, 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate. There were $63.3 million and $57.7 million of outstanding letters of credit at September 30, 2014 and December 31, 2013, respectively.

Note 3. Income Taxes

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the three and nine months ended September 30, 2014, our effective tax rate was 37.1% and 38.7%, respectively, as compared to 36.9% and 37.3% for the same periods in 2013, respectively. Our effective tax rate for the nine months ended September 30, 2013 included favorable tax credits for the use of alternative fuels provided by the American Taxpayer Relief Act of 2012, which expired in 2013.  Our effective tax rates for each of the three and nine months ended September 30, 2014 and 2013 were impacted by favorable adjustments related to state taxes and other federal credits.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight, fuel and other operating supplies and expenses, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	48.9	49.3	49.1	49.4
Operating supplies and expenses	15.0	15.7	15.9	16.5
General supplies and expenses	2.9	3.0	3.0	3.1
Operating taxes and licenses	2.9	2.9	3.0	3.1
Insurance and claims	1.4	1.4	1.3	1.3
Communications and utilities	0.8	0.9	0.9	1.0
Depreciation and amortization	5.1	5.3	5.2	5.4
Purchased transportation	4.6	4.6	4.7	4.5
Building and office equipment rents	0.4	0.5	0.4	0.5
Miscellaneous expenses, net	1.0	0.5	0.6	0.2
Total operating expenses	83.0	84.1	84.1	85.0

Operating income	17.0	15.9	15.9	15.0

Interest expense, net *	0.2	0.4	0.2	0.5
Other expense, net	0.1	0.0	0.1	0.0

Income before income taxes	16.7	15.5	15.6	14.5

Provision for income taxes	6.2	5.7	6.0	5.4

Net income	10.5%	9.8%	9.6%	9.1%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2014 and 2013 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
Work days	64	64	—%	191	191	—%
Revenue (in thousands)	$743,586	$616,458	20.6%	$2,066,849	$1,745,178	18.4%
Operating ratio	83.0%	84.1%		84.1%	85.0%
Net income (in thousands)	$77,909	$60,149	29.5%	$197,645	$158,957	24.3%
Diluted earnings per share	$0.90	$0.70	28.6%	$2.29	$1.84	24.5%
LTL tons (in thousands)	1,946	1,640	18.7%	5,489	4,737	15.9%
LTL shipments (in thousands)	2,407	2,079	15.8%	6,748	5,957	13.3%
LTL weight per shipment (lbs.)	1,617	1,578	2.5%	1,627	1,590	2.3%
LTL revenue per hundredweight	$18.62	$18.32	1.6%	$18.34	$17.92	2.3%
LTL revenue per shipment	$301.08	$289.06	4.2%	$298.40	$285.03	4.7%
Average length of haul (miles)	929	938	(1.0)%	929	938	(1.0)%

Our financial results for the third quarter and first nine months of 2014 reflect strong growth in revenue as well as continued improvement in our net income and earnings per diluted share. Our revenue growth rate accelerated during both of these periods as compared to the same periods last year, which we believe is due to our ability to provide high-quality service and a customer experience that differentiates us within the LTL industry. In addition, we have continued to invest significantly in service center and equipment capacity while also hiring over 1,000 drivers during 2014. We believe that our increased capacity resulting from these significant and strategic investments have also contributed to our growth, particularly as industry capacity has been limited due to increased regulations and a general shortage of qualified drivers.

Our growth in revenue has been accomplished through a combination of increased revenue per hundredweight, as we have remained disciplined with respect to our yield management, and increased tonnage attributable primarily to increased market share. The additional tonnage for both the three- and nine-month periods of 2014 resulted in increased density throughout our operations. The combination of increased density and successful yield management during the third quarter of 2014 contributed to the 110 basis-point improvement in our operating ratio to 83.0%, as well as the 29.5% increase in our net income. For the first nine months of 2014, our operating ratio improved 90 basis points to 84.1% and our net income increased 24.3% to $197.6 million as compared to the same period last year.

Revenue

Revenue increased $127.1 million, or 20.6%, over the third quarter of 2013 and $321.7 million, or 18.4%, over the first nine months of 2013 primarily due to increases in both tonnage and price. LTL tonnage increased 18.7% and 15.9% over the third quarter and first nine months of 2013, respectively, primarily due to increases in LTL shipments and LTL weight per shipment. We believe the increases in tonnage for these periods were due to further market share gains with our existing customers, the addition of new customers and improvement in the domestic economy.

Third quarter 2014 revenue per hundredweight increased 1.6% over the prior-year period to $18.62 and increased 2.3% for the first nine months of 2014 to $18.34, despite the impact of an increase in weight per shipment and decrease in average length of haul for both comparable periods. Our improvements in revenue per hundredweight reflect both our commitment to a disciplined yield management process and a favorable pricing environment. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 15.6% and 15.9% of our revenue for the third quarter and first nine months of 2014, respectively, from 16.1% and 16.2% for the comparable periods of 2013. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2014 increased $59.6 million, or 19.6%, over the prior-year comparable quarter due to a $49.3 million increase in the costs attributable to salaries and wages and a $10.3 million increase in benefit costs. Salaries, wages and benefits for the first nine months of 2014 increased $152.3 million, or 17.7%, over the prior-year comparable period due to a $119.9 million increase in the costs attributable to salaries and wages and a $32.4 million increase in benefit costs. The increases in salaries and wages, excluding benefits, are primarily due to the 14.3% and 12.6% increases in the average number of full-time employees over the prior-year quarter and year-to-date periods, respectively, the majority of which were drivers and platform employees necessary to keep pace with our revenue growth. In addition, we provided annual wage increases to our employees in September 2013 and 2014. Our salaries and wages, excluding benefits, increased to 36.9% of revenue for both the three- and nine-month periods ending September 30, 2014 from 36.5% and 36.8% of revenue for the respective periods of 2013. These increases as a percent of revenue were attributable to slight declines in productivity within our platform operations and increased linehaul costs. Platform costs increased due primarily to new employee training, and our linehaul costs increased due to changes to our linehaul network to improve our service and other inefficiencies caused by more restrictive hours-of-service regulations.

Benefit costs increased 13.1% and 14.7% over the third quarter and first nine months of 2013, respectively, primarily due to the increase in our average full-time employees as well as certain benefit plan costs that were directly linked to the improvement in our net income and stock price performance. Although our benefit costs increased, these costs decreased to 32.4% and 33.2% of our salaries and wages for the third quarter and first nine months of 2014, respectively, from 34.9% and 34.3% for the comparable periods of 2013. The improvement for both periods was primarily due to favorable experience with the number of claims per employee and the average severity of claims related to our group health and dental plans.

Operating supplies and expenses increased $14.9 million and $40.3 million in the third quarter and first nine months of 2014, respectively, over the prior-year comparable periods. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both consumption and average price per gallon. Our total miles increased 19.0% and 15.2% in the third quarter and first nine months of 2014, respectively, as compared to the same periods of 2013, while our gallons of diesel fuel consumed increased only 15.8% and 11.7% during those same periods. Our consumption trends continued to improve due to certain operational initiatives to increase our average miles per gallon and the increased use of new fuel-efficient equipment. Diesel fuel, excluding fuel taxes, also benefited from decreases in our average cost per gallon of 4.4% and 1.3% for the third quarter and first nine months of 2014, respectively, from the same comparable periods in 2013. Other operating supplies and expenses, excluding diesel fuel, remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization expense increased $4.8 million and $13.7 million in the third quarter and first nine months of 2014, respectively, over the prior-year comparable periods. However, these costs decreased as a percent of revenue for both the quarterly and year-to-date periods due primarily to the operating leverage generated by our revenue growth. Our capital expenditure plan for 2014 was higher than our plan for 2013, and consequently we expect depreciation costs to increase in future periods. While our investments can increase costs in the short term, we believe these investments are necessary to support our current demand, capital infrastructure and long-term growth initiatives.

Purchased transportation expense increased $6.1 million and $18.0 million in the third quarter and first nine months of 2014, respectively, over the prior-year comparable periods. These costs, however, were consistent as a percent of revenue between the comparable quarters and increased only slightly as a percent of revenue for first nine months of 2014. We primarily utilize purchased transportation services from third-party providers to support our container drayage, truckload brokerage and international freight-forwarding services.  We also utilize purchased transportation in our linehaul operations to maximize the efficient movement of freight within our service center network.

Miscellaneous expenses, net, increased $4.5 million and $8.8 million in the third quarter and first nine months of 2014, respectively, over the prior-year comparable periods, primarily due to increases in consulting fees associated with our multi-year IT modernization effort and legal costs. Miscellaneous expenses, net, also includes gains and losses on the sale of operating assets. The first nine months of 2014 included net gains on the sale of operating assets of $2.3 million, compared to net gains of $2.2 million in the same period of 2013.

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  Our effective tax rate was 37.1% and 38.7% for the third quarter and first nine months of 2014, respectively, as compared to 36.9% and 37.3% for the same periods in 2013, respectively. The increase in our 2014 effective tax rates is primarily due to the expiration in 2013 of favorable tax credits for the use of alternative fuels provided by the American Taxpayer Relief Act of 2012. Our effective tax rates for the third quarters of 2014 and 2013 were also impacted by favorable adjustments related to state taxes and other federal credits.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Cash and cash equivalents at beginning of period	$30,174	$12,857
Cash flows provided by (used in):
Operating activities	278,015	253,386
Investing activities	(292,508)	(219,845)
Financing activities	(7,512)	(34,294)
Decrease in cash and cash equivalents	(22,005)	(753)
Cash and cash equivalents at end of period	$8,169	$12,104

The change in our cash flows provided by operating activities in 2014 was primarily due to the increase of $38.7 million in net income from the first nine months of 2013 as well as various fluctuations in certain working capital accounts. In addition, depreciation and amortization expenses increased $13.7 million as compared to the first nine months of 2013 due primarily to the execution of our larger 2014 capital expenditure plan. Our cash flows provided by operating activities in 2013 benefited from increased income tax deferrals due to the early adoption of certain tax regulations, which resulted in lower income tax payments in 2013 as compared to 2014.

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

Capital Expenditures

The table below sets forth our capital expenditures for property and equipment, including capital assets obtained through capital leases, for the nine-month period ended September 30, 2014 and the years ended December 31, 2013, 2012 and 2011:

	September 30,	December 31,
(In thousands)	2014	2013	2012	2011
Land and structures	$72,666	$126,424	$143,701	$73,463
Tractors	90,914	59,317	113,257	69,837
Trailers	79,588	70,042	83,405	62,326
Technology	33,701	15,032	13,950	24,767
Other	35,124	31,391	19,974	28,945
Proceeds from sales	(19,485)	(11,235)	(12,018)	(5,436)
Total	$292,508	$290,971	$362,269	$253,902

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending on our needs for and the availability of property and equipment.

We currently estimate capital expenditures will be approximately $385.0 million for the year ending December 31, 2014. Approximately $132.0 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $206.0 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $47.0 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Financing Agreements

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million and $191.4 million at September 30, 2014 and December 31, 2013, respectively. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.87% and 4.99% at September 30, 2014 and December 31, 2013, respectively.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	September 30, 2014	December 31, 2013
Facility limit	$200,000	$200,000
Line of credit borrowings	(28,203)	—
Outstanding letters of credit	(63,334)	(57,686)
Available borrowing capacity	$108,463	$142,314

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of dividends that could be paid to shareholders during a fiscal year to the greater of (i) $20.0 million; (ii) the amount of dividends paid in the immediately preceding fiscal year, or (iii) an amount equal to 25% of net income from the immediately preceding fiscal year. We did not declare or pay a dividend on our common stock in the first nine months of 2014, and we have no current plans to declare or pay a dividend during the remainder of 2014.

A significant decrease in demand for our services could limit our ability to generate cash flow and could affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2014, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Item 6. Exhibits

Exhibit No.	Description

10.19.9	2014 Declaration of Second Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 5, 2014	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 5, 2014	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.19.9	2014 Declaration of Second Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.