Form 10-K
period 2014-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2015-02-26
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $4,085,227,825, based on the closing sales price as reported on the NASDAQ Global Select Market.
As of February 25, 2015, the registrant had 85,925,587 outstanding shares of Common Stock ($0.10 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

Forward-Looking Information	1

Part IV		49

Item 15	Exhibits, Financial Statement Schedules	49

Signatures	50
Exhibit Index	51

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

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery through a single integrated organization. We were the fifth largest LTL motor carrier in the United States, as measured by 2013 revenue, according to Transport Topics. In addition to our core LTL services, we offer a broad range of value-added services including international freight forwarding, container drayage, truckload brokerage, supply chain consulting and warehousing. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while empowering our customers to manage their individual shipping needs. More than 95% of our revenue is derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

We have increased our revenue and customer base over the past five years primarily through organic growth. Our infrastructure allows us to provide next-day and second-day service within each of our six regions covering the continental United States, as well as inter-regional and national service between these regions. To support our ongoing expansion, we added 12 new service centers during the past five years for a total of 222 at December 31, 2014.

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

Our Industry

Trucking companies provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: LTL and truckload. LTL carriers typically pick up multiple shipments from multiple customers on a single truck and then route that freight for delivery through service centers where the freight may be transferred to other trucks with similar destinations. In contrast, truckload carriers generally dedicate an entire truck to one customer from origin to destination.

According to the American Trucking Associations, total U.S. freight transportation revenue in 2013 was $840.0 billion, of which the trucking industry accounted for 81.2%. The LTL sector had revenue in 2013 of $54.4 billion, which represented 6.5% of total U.S. freight transportation revenue. In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. Significant capital is required to create and maintain a network of service centers and a fleet of tractors and trailers. The high fixed costs and capital spending requirements for LTL motor carriers make it difficult for new start-up or small operators to effectively compete with established carriers. In addition, successful LTL motor carriers generally employ, and regularly update, a high level of technology-based systems and processes that provide information to customers and help reduce operating costs.

The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2013 revenue as reported in Transport Topics, the largest 10 and 25 LTL motor carriers accounted for approximately 47.3% and 57.8%, respectively, of the total LTL market. We believe consolidation in our industry will continue due to customer demand for transportation providers offering both national and regional LTL as well as other complementary value-added services.

Competition

We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We also compete with, and provide transportation services to, third-party logistics providers that determine both the mode of transportation and the carrier. We compete with several large and diversified transportation service providers, each of which may have a broader global network and a wider range of services than we do. Competition is based primarily on service, price and business relationships. We believe we are able to compete effectively in our markets by providing high-quality and timely service at a fair and equitable price.

Throughout our organization, we continuously seek to improve customer service by maximizing on-time performance and minimizing cargo claims. We believe our transit times are generally faster than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national LTL service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe this provides us with a distinct advantage over most of our regional, multi-regional and national competition.

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

Service Center Operations

At December 31, 2014, we operated through 222 service center locations, of which we owned 176 and leased 46. We operate a total of ten major breakbulk facilities located in Rialto, California; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country so that we can provide the highest quality service and minimize freight rehandling costs.

Our service centers are responsible for the pickup and delivery of freight within their local service area. Each night, our service centers load outbound freight for transport to other service centers for delivery. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to help ensure quality service and efficient operations.

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

Linehaul Transportation

Linehaul dispatchers control the movement of freight between service centers through integrated freight movement systems. We also utilize load-planning software to optimize efficiencies in our linehaul operations. Our management team monitors freight movements, transit times, load factors and many other productivity measurements to help ensure that we maintain our high levels of service and efficiency.

We utilize scheduled routes, and additional linehaul dispatches as necessary, to meet our published transit times. In addition, we lower our cost structure by primarily using twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo loss and damage expenses. We utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be transported behind a tractor than could otherwise be transported by one trailer.

Tractors, Trailers and Maintenance

At December 31, 2014, we owned 6,907 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

At December 31, 2014, we owned 27,259 trailers. We primarily purchase new trailers for our operations; however, we occasionally purchase pre-owned equipment that meets our specifications. The purchase of pre-owned equipment can provide an excellent value but also can increase our fleet’s average age. The table below reflects, as of December 31, 2014, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	6,907	4.9
Linehaul trailers	19,556	5.8
P&D trailers	7,703	11.8

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2014, 2013 and 2012. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Tractors	$91,750	$59,317	$113,257
Trailers	80,853	70,042	83,405
Total	$172,603	$129,359	$196,662

At December 31, 2014, we operated 38 maintenance centers at certain service center locations throughout our network. These maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or every 90 days, whichever occurs first. Trailers are scheduled for maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2014, our largest customer accounted for approximately 2.6% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 9.7%, 14.8% and 21.5% of our revenue, respectively. For each of the previous three years, more than 95% of our revenue was derived from transporting LTL shipments for our customers and less than 5% of our revenue was generated from international services. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Technology

We continually seek to upgrade and enhance our technological capabilities, and we provide access to our systems through multiple gateways that offer our customers and employees maximum flexibility and immediate access to information. We employ vehicle safety systems, on-board and hand-held computer systems, freight handling systems and logistics technology to reduce costs and transit times. Our data systems are integrated in every level within our organization, which we believe is critical to our success and performance. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems considered appropriate by management. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention ("SIR") or deductible. At December 31, 2014, the amounts of our SIR and/or deductibles were as follows: $2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, $100,000 per claim for cargo loss and damage, $1.0 million per occurrence for workers’ compensation claims and $400,000 per occurrence (with a $400,000 aggregate over our retention level) for group health claims.

We believe that our policy of maintaining an SIR or deductible for a portion of our risks, supported by our safety and loss prevention programs, is an effective means of managing insurance costs. We periodically review our risk exposure and insurance coverage applicable to those risks and we believe that we maintain sufficient insurance coverage.

Diesel Fuel Availability and Cost

We depend heavily upon the availability of diesel fuel to provide our transportation services. We maintain fuel storage and pumping facilities at certain service center locations as the primary source for fueling our fleet, and we utilize over-the-road fueling options at retail locations as necessary. We could be susceptible to regional and/or national fuel shortages, which could cause us to incur additional expense in order to obtain an adequate supply within our own fueling network or cause us to rely more heavily on higher-priced retail fuel.

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

Employees

As of December 31, 2014, we employed 16,443 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	8,733
Platform	2,859
Fleet technicians	510
Sales, administrative and other	4,341
Total	16,443

As of December 31, 2014, we employed 4,484 linehaul drivers and 4,249 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided the opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 2,290 active drivers who have successfully completed this training, which was approximately 26% of our driver workforce as of December 31, 2014. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. We reward our drivers who maintain safe driving records with bonuses of up to $3,000 per driver payable each year. Our driver safety bonuses totaled $3.1 million, $2.8 million and $2.6 million in 2014, 2013 and 2012, respectively. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 5.8%, which is below our Company-wide turnover rate for all drivers of approximately 10.9%.

Governmental Regulation

We are subject to regulation by many federal governmental agencies, including the Federal Motor Carrier Safety Administration (the “FMCSA”), the Pipeline and Hazardous Materials Safety Administration and the Surface Transportation Board, which are agencies within the DOT. We are also subject to rules and regulations of various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, certain mergers, consolidations and acquisitions and periodic financial reporting. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration ("TSA") within the U.S. Department of Homeland Security.

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which mandated compliance by July 1, 2013. The 2011 rule reduced the maximum number of hours a truck driver could work each week to 70 hours from the former 82-hour limit. The 2011 rule maintained the maximum 11-hour daily driving limit, but required drivers to take a 30-minute break prior to working beyond eight hours. The 2011 rule also modified the “34-hour restart” provision to include two periods of rest between 1 a.m. and 5 a.m., and limited a restart to once every 168 hours. On December 16, 2014, however, the 2015 Omnibus Appropriations Bill temporarily suspended enforcement of certain aspects of the restart provisions until September 30, 2015. Specifically, the new law temporarily eliminated the requirements for two rest periods between 1 a.m. and 5 a.m. and the 168-hour minimum restart provision. During this suspension period, the law directs the Secretary of the DOT to conduct a study of the operational, safety, health and fatigue aspects of the restart provisions in effect before and after July 1, 2013.

Implementation of the 2011 rule on July 1, 2013 required us to make certain changes in our operating procedures. These changes increased our operating costs by limiting the productivity of our drivers. While the suspension of certain aspects of the restart provisions should allow us to regain some of this lost productivity, the suspension is temporary and we do not plan to make significant changes to our operations. As a result, we could continue to incur higher operating costs than we had before the 2011 rule went into effect.

We are subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

The trucking industry is subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: (i) increasingly stringent environmental and occupational safety and health regulations; (ii) limits on vehicle weight and size; (iii) ergonomics; and (iv) port security. These changes may affect our business or the economics of our industry by requiring changes in operating practices, or by influencing the demand for and increasing the costs of providing our services.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2015 or fiscal year 2016. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

•
some of our competitors may reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or maintain revenue;

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

The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations because:

•	some shippers have indicated that they intend to limit their use of unionized trucking companies because of the threat of strikes and other work stoppages;

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency;

•	restrictive work rules could impair our service reputation and limit our ability to provide next-day services;

•	a strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships; and

•	an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

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

Our customers’ and suppliers’ businesses may be impacted by a downturn in the economy and/or a disruption of financial markets, which may decrease demand for our services.

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

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and could adversely affect our profitability and our ability to maintain or grow our fleet.

From time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers and such shortages may recur in the future. Due in part to the time commitment, the physical strains of the work and the current industry conditions, the available pool of employee drivers has been declining. Regulatory requirements, including the Compliance, Safety, Accountability initiative (the "CSA") of the FMCSA, have also reduced the number of eligible drivers and may continue to do so in the future. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. The compensation we offer our drivers is subject to market conditions that may require increases in driver compensation, which becomes more likely as economic conditions improve. If we are unable to attract and retain a sufficient number of drivers, we could be required to adjust our compensation packages, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. We have insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to our SIRs and deductibles. Our operating results would be adversely affected if any of the following were to occur: (i) the number or severity of claims increases; (ii) we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment; or (iii) claims exceed our excess coverage amounts. If claims exceed our SIR or deductible levels or insurance market conditions change, insurers could raise premiums for excess coverage to cover their expenses and anticipated future losses. In addition, insurance companies require us to obtain letters of credit to collateralize our SIR or deductible levels. If these requirements increase, our borrowing capacity could be adversely affected.

Healthcare legislation may increase our costs and reduce our future profitability.

To attract and retain employees, we maintain a competitive health insurance plan for our employees and their dependents. We cannot predict the impact that any state or federal healthcare legislation or regulation, including the Patient Protection and Affordable Care Act, will have on our operations, but we expect costs associated with providing benefits under employee medical plans to continue to increase. Rising healthcare costs in the United States could result in significant long-term costs to us, which could have a material adverse effect on our operating results. In addition, rising healthcare costs could force us to make further changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalances. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

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

In addition to the EPA regulations on exhaust emissions with which we must comply, there is an increased regulatory focus on climate change and greenhouse gas emissions in the United States. We are also subject to increasing sensitivity to sustainability issues. This increased focus on sustainability may result in new regulations and/or customer requirements that could adversely impact our business. Any future limitations on the emission of greenhouse gases, other environmental legislation or customer sustainability requirements could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

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

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the FMCSA to review and re-issue rules governing hours of service for commercial truck drivers by July 26, 2011. This deadline was extended and on December 22, 2011, the FMCSA issued its final rule, which mandated compliance by July 1, 2013. The 2011 rule reduced the maximum number of hours a truck driver could work each week to 70 hours from the former 82-hour limit. The 2011 rule maintained the maximum 11-hour daily driving limit, but required drivers to take a 30-minute break prior to working beyond eight hours. The 2011 rule also modified the “34-hour restart” provision to include two periods of rest between 1 a.m. and 5 a.m., and limited a restart to once every 168 hours. On December 16, 2014, however, the 2015 Omnibus Appropriations Bill temporarily suspended enforcement of certain aspects of the restart provisions until September 30, 2015. Specifically, the new law temporarily eliminated the requirements for two rest periods between 1 a.m. and 5 a.m. and the 168-hour minimum restart provision. During this suspension period, the law directs the Secretary of the DOT to conduct a study of the operational, safety, health and fatigue aspects of the restart provisions in effect before and after July 1, 2013.

Implementation of the 2011 rule on July 1, 2013 required us to make certain changes in our operating procedures. These changes increased our operating costs by limiting the productivity of our drivers. While the suspension of certain aspects of the restart provisions should allow us to regain some of this lost productivity, the suspension is temporary and we do not plan to make significant changes to our operations. As a result, we could continue to incur higher operating costs than we had before the 2011 rule went into effect.

We are subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

The FMCSA’s CSA initiative could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

The CSA includes compliance and enforcement initiatives designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. Certain measurements and scores collected by the CSA from transportation companies are available to the general public on the FMCSA’s website.

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

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operations and liquidity if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of our business. If we are unable to continue to develop and retain a core group of management personnel and execute succession planning strategies, our business could be negatively impacted in the future.

Our principal shareholders control a large portion of our outstanding common stock.

Earl E. Congdon, David S. Congdon, John R. Congdon, Jr. and members of their respective families beneficially own an aggregate of approximately 25% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.

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

Our information technology systems are subject to cyber and other risks, some of which are beyond our control, which could have a material adverse effect on our business, results of operations and financial position.

We are reliant on the proper functioning and availability of our information systems for our operations as well as providing a value-added service to our customers. Our information systems, including our accounting systems and communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer transaction data, employee records and key financial and operational results and statistics. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. Although our information systems are protected through physical and software safeguards as well as redundant systems, network security measures and backup systems considered appropriate by management, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

We rely heavily on information technology systems and any disruption to our technology infrastructure or failures of essential services upon which our information technology platforms rely could cause us to incur costs or result in a loss of business, which may have a material adverse effect on our results of operations and financial condition.

Our information technology systems are complex and require ongoing investments and enhancements to meet our internal and our customers’ requirements. Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers. We have no control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems or failures in the services upon which our information technology platforms rely, which may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

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

As we purchase new tractors as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry as well as adverse domestic and foreign economic conditions can negatively impact the demand for used tractors and, therefore, reduce the value we can obtain on our used equipment. If we are unable to sell our older equipment at or above our salvage value, the resulting losses could have a significant impact on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 165,000 square feet on 31.8 acres of land. At December 31, 2014, we operated 222 service centers, of which 176 were owned and 46 were leased. Our service centers that are owned include most of our larger facilities and account for approximately 90% of the total door capacity in our network. With the exception of our Chicago, Illinois facility, we own our major breakbulk facilities. Each of our major breakbulk facilities is listed below with the number of doors as of December 31, 2014.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Harrisburg, Pennsylvania	300
Memphis, Tennessee	267
Rialto, California	265
Dallas, Texas	234
Atlanta, Georgia	227
Greensboro, North Carolina	219
Salt Lake City, Utah	150
Chicago, Illinois	134

Our 222 facilities are strategically dispersed over the states in which we operate. At December 31, 2014, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own 12 non-operating service center properties. Eight of these properties are leased to third parties with lease terms that range from month-to-month to a lease that expires in 2019.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands. In addition, we believe we have sufficient capacity in our service center network to accommodate increased demand for our services.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market ("Nasdaq") under the symbol ODFL. At February 23, 2015, there were 50,983 holders of our common stock, including 116 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2014 or 2013, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2015. For information concerning restrictions on our ability to make dividend payments, see Liquidity and Capital Resources in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 in Item 8, “Financial Statements and Supplementary Data” of this report.

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by Nasdaq:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$57.48	$65.35	$72.63	$81.48
Low	$49.76	$53.63	$61.17	$62.17

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$38.76	$44.00	$47.66	$53.34
Low	$34.58	$35.17	$41.93	$45.15

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1-31, 2014	—	$—	—	$—
November 1-30, 2014	—	$—	—	$—
December 1-31, 2014	70,620	$78.34	70,620	$194,467,625
Total	70,620	$78.34	70,620

On November 10, 2014, we announced that our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2009, in (i) our common stock, (ii) the NASDAQ Industrial Transportation Index, (iii) the S&P 500 Total Return Index, (iv) the NASDAQ Trucking & Transportation Stocks and (v) The NASDAQ Stock Market (US) for the five-year period ended December 31, 2014.

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will use a comparable index provided by NASDAQ OMX Global Indexes. We have included the NASDAQ Trucking & Transportation Stocks and The NASDAQ Stock Market (US) for comparative purposes, however, these indices will be replaced with the NASDAQ Industrial Transportation Index and the S&P 500 Total Return Index going forward.

Cumulative Total Return

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Old Dominion Freight Line, Inc.	$100	$156	$198	$251	$389	$569
New Indices:
S&P 500 Total Return Index	$100	$115	$117	$136	$180	$205
NASDAQ Industrial Transportation Index	$100	$132	$138	$147	$208	$253
Former Indices:
NASDAQ Trucking & Transportation Stocks	$100	$137	$116	$122	$162	$201
The NASDAQ Stock Market (US)	$100	$118	$119	$141	$196	$226

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts)
	2014	2013	2012	2011	2010
Operating Data:
Revenue from operations	$2,787,897	$2,337,648	$2,134,579	$1,903,800	$1,501,848
Depreciation and amortization expense	146,466	127,072	110,743	90,820	80,362
Total operating expenses	2,346,590	1,999,210	1,849,325	1,669,728	1,364,109
Operating income	441,307	338,438	285,254	234,072	137,739
Interest expense, net (1)	6,502	9,473	11,428	13,887	12,465
Provision for income taxes	165,000	122,573	103,646	80,614	48,775
Net income	267,514	206,113	169,452	139,470	75,651

Per Share Data:
Diluted earnings per share	$3.10	$2.39	$1.97	$1.63	$0.90

Balance Sheet Data:
Cash and cash equivalents	$34,787	$30,174	$12,857	$75,850	$5,450
Current assets	433,143	332,979	275,028	331,852	222,582
Total assets	2,236,237	1,932,089	1,712,514	1,513,074	1,239,881
Current liabilities	255,638	232,122	225,139	204,810	170,046
Long-term debt (including current maturities)	155,714	191,429	240,407	269,185	271,217
Shareholders’ equity	1,494,064	1,232,082	1,025,969	856,519	668,649

(1)	For the purpose of this table, interest expense is presented net of interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery through a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including international freight forwarding, container drayage, truckload brokerage, supply chain consulting and warehousing. More than 95% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

In analyzing the components of our revenue, we monitor changes and trends in our LTL services using the following key metrics, which exclude certain transportation and logistics services where pricing is generally not determined by weight, commodity or distance:

•
LTL Revenue Per Hundredweight – This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight metrics results in a better indicator of changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

Revenue per hundredweight is a commonly-used indicator of pricing trends, but this metric can be influenced by other factors, such as changes in fuel surcharges, weight per shipment, length of haul and the class, or mix, of our freight. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates.

•
LTL Weight Per Shipment – Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers' products and overall increased economic activity. Changes in weight per shipment generally have an inverse effect on our revenue per hundredweight, as an increase in weight per shipment will typically cause a decrease in revenue per hundredweight.

•
Average Length of Haul – We consider lengths of haul less than 500 miles to be regional traffic, lengths of haul between 500 miles and 1,000 miles to be inter-regional traffic, and lengths of haul in excess of 1,000 miles to be national traffic. This metric is used to analyze our tonnage and pricing trends for shipments with similar characteristics, and also allows for comparison with other transportation providers serving specific markets. By analyzing this metric, we can determine the success and growth potential of our service products in these markets. Changes in length of haul generally have a direct effect on our revenue per hundredweight, as an increase in length of haul will typically cause an increase in revenue per hundredweight.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight, fuel and other operating supplies and expenses, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows for industry-wide comparisons with our competition.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2014	2013	2012
Revenue from operations	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	49.6	50.1	50.0
Operating supplies and expenses	15.5	16.5	17.7
General supplies and expenses	3.0	3.0	2.8
Operating taxes and licenses	3.0	3.1	3.2
Insurance and claims	1.3	1.3	1.4
Communication and utilities	0.9	1.0	0.9
Depreciation and amortization	5.3	5.4	5.2
Purchased transportation	4.6	4.5	4.4
Building and office equipment rents	0.4	0.5	0.6
Miscellaneous expenses, net	0.6	0.1	0.4
Total operating expenses	84.2	85.5	86.6
Operating income	15.8	14.5	13.4
Interest expense, net (1)	0.2	0.4	0.6
Other expense, net	0.1	—	—
Income before income taxes	15.5	14.1	12.8
Provision for income taxes	5.9	5.3	4.9
Net income	9.6%	8.8%	7.9%

(1)	For the purpose of this table, interest expense is presented net of interest income.

2014 Compared to 2013

Key financial and operating metrics for 2014 and 2013 are presented below:

	2014	2013	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,787,897	$2,337,648	$450,249	19.3
Operating ratio	84.2%	85.5%
Net income (in thousands)	$267,514	$206,113	$61,401	29.8
Diluted earnings per share	$3.10	$2.39	$0.71	29.7
LTL tons (in thousands)	7,391	6,325	1,066	16.9
LTL shipments (in thousands)	9,073	7,942	1,131	14.2
LTL weight per shipment (lbs.)	1,629	1,593	36	2.3
LTL revenue per hundredweight	$18.33	$17.95	$0.38	2.1
LTL revenue per shipment	$298.65	$285.85	$12.80	4.5
LTL revenue per intercity mile	5.38	5.28	0.10	1.9
LTL intercity miles (in thousands)	503,923	429,709	74,214	17.3
Average length of haul (miles)	928	936	(8)	(0.9)

Our 2014 financial results reflect strong increases in revenue, net income and earnings per diluted share. Our revenue increased 19.3% to $2.79 billion and our operating ratio improved by 130 basis points to 84.2%, which represents the fifth consecutive year that our operating ratio has improved by more than 100 basis points. As a result, our net income increased 29.8% from the prior-year period to $267.5 million in 2014.

Our revenue growth was driven by a 16.9% increase in LTL tons combined with a 2.1% increase in revenue per hundredweight. Our tonnage growth is primarily the result of market share gains from new and existing customers that desire the value of superior service at a fair and equitable price. This growth increased density throughout our operations, which contributed to our improved profitability for the year. Our growth has required continuous and significant investments in our service center network, equipment, technology and employees. As a result, our capital expenditures were $367.7 million in 2014 and we expect our capital expenditures to be even higher in 2015. In addition, we added 2,370 full-time employees in 2014, which included an increase in our total number of drivers of 1,253, or 16.8%. We believe these investments provided the additional capacity to meet existing demand, and positions us well for anticipated future growth.

Revenue

Our revenue increased $450.2 million, or 19.3% during 2014, which was a result of increases in both LTL tonnage and yield. LTL tonnage increased 16.9% primarily due to the 14.2% increase in LTL shipments and a 2.3% increase in weight per shipment. We believe that our tonnage growth in 2014 was primarily due to further market share gains from our existing customers, the addition of new customers and the general improvement in the domestic economy.

LTL revenue per hundredweight increased 2.1% to $18.33 in 2014, despite declines in fuel surcharge rates, the decrease in length of haul and the increase in weight per shipment, each of which generally has the effect of lowering this metric. LTL revenue per hundredweight, excluding fuel surcharges, increased 2.8% in 2014 as compared to 2013. We believe the increase in revenue per hundredweight reflects our disciplined yield management process and, a favorable pricing environment that has resulted from general capacity constraints in the LTL industry.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 15.5% of revenue in 2014 from 16.1% in 2013, primarily due to a decrease in the average price per gallon for diesel fuel for those comparative periods. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's ("DOE") published diesel fuel prices that reset each week. Fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $210.5 million, or 18.0% in 2014 due to a $170.4 million increase in the costs for salaries and wages and a $40.1 million increase in benefit costs.  The increases in salaries and wages, excluding benefits, are primarily due to the 13.5% increase in the average number of full-time employees over 2013 and the annual wage increases in 2013 and 2014. The increase in employees primarily relates to our productive labor workforce, which was necessary to keep pace with our increased volumes during the year. In addition to the increase in employees, our costs were also impacted by a productivity decline in our platform operations that increased these costs as a percent of revenue. Our aggregate productive labor costs increased to 25.8% of revenue in 2014 as compared to 25.5% in 2013 while our other salaries and wages improved to 11.5% of revenue in 2014 as compared to 11.7% in 2013.

Employee benefit costs increased $40.1 million primarily due to the increase in the number of full-time employees eligible for benefits, which led to higher payroll-related taxes and paid time off benefits. Our employee benefit costs also increased for certain retirement benefit plans directly linked to the improvement in our net income and the share price of our common stock. The cost for our health and dental benefit plans increased over 2013, primarily due to an increase in the total number of eligible employees in the plans.  This increase was partially offset by a reduction in the average cost per employee for these benefits in 2014 as compared to 2013.  As a result, health and dental benefit expenses decreased as a percent of salaries and wages, which contributed to the overall improvement in total employee benefit costs as a percent of salaries and wages to 32.8% for 2014 from 34.6% for 2013.

Operating supplies and expenses increased $47.5 million in 2014 as compared to 2013, although these costs as a percent of revenue improved to 15.5% of revenue in 2014 from 16.5% in 2013. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both consumption and average price per gallon. Our total miles in 2014 increased 16.4% as compared to 2013, which compares favorably to our diesel fuel consumption, which increased only 13.0% during the same period. Our consumption trends continued to improve due to certain operational initiatives to increase our average miles per gallon and the increased use of new fuel-efficient equipment. Our cost of diesel fuel, excluding fuel taxes, also benefited from a decrease in our average cost per gallon of 4.3% for 2014 from 2013. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization expense increased $19.4 million primarily due to the increase in depreciable assets acquired through our 2014 and 2013 capital expenditure plans. As a percent of revenue, our depreciation and amortization expense decreased to 5.3% of revenue in 2014 as compared to 5.4% in 2013. Our capital expenditure plan for 2015 is projected to be higher than 2014, which we expect will result in increased depreciation costs in future periods. While our investments increase costs in the short term, we believe these investments are necessary to support our current demand and long-term growth initiatives.

Purchased transportation expense increased $22.9 million, or 21.5%, in 2014 as compared to 2013. These costs, however, were relatively consistent as a percent of revenue between the periods compared. We primarily utilize purchased transportation services from third-party providers to support our container drayage, truckload brokerage and international freight-forwarding services. To a lesser extent, we also utilize purchased transportation in our LTL operations to maximize the efficient movement of freight.

Miscellaneous expenses, net, increased $15.6 million in 2014 due to changes in our gains and losses recognized on the sale of operating assets, increased consulting costs associated with our ongoing technology enhancement efforts and increased legal costs. Net gains on the sales of operating assets in 2014 were $0.7 million as compared to net gains of $5.7 million in 2013.

Our effective tax rate for 2014 was 38.1% as compared to 37.3% in 2013. Our effective tax rates in 2014 and 2013 were favorably impacted by various tax credits, including credits for the use of alternative fuel in operations. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

2013 Compared to 2012

Key financial and operating metrics for 2013 and 2012 are presented below:

	2013	2012	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,337,648	$2,134,579	$203,069	9.5
Operating ratio	85.5%	86.6%
Net income (in thousands)	$206,113	$169,452	$36,661	21.6
Diluted earnings per share	$2.39	$1.97	$0.42	21.3
LTL tons (in thousands)	6,325	5,991	334	5.6
LTL shipments (in thousands)	7,942	7,449	493	6.6
LTL weight per shipment (lbs.)	1,593	1,609	(16)	(1.0)
LTL revenue per hundredweight	$17.95	$17.30	$0.65	3.8
LTL revenue per shipment	$285.85	$278.36	$7.49	2.7
LTL revenue per intercity mile	$5.28	$5.12	$0.16	3.1
LTL intercity miles (in thousands)	429,709	404,863	24,846	6.1
Average length of haul (miles)	936	941	(5)	(0.5)

Our financial results for 2013 reflected the continued execution and success of our long-term strategies. We increased our revenue 9.5% in 2013 primarily through increased market share, as we continued to win share by providing a value proposition consisting of superior service at a fair and equitable price. With a focus on yield management and operating efficiencies, we were able to improve our margins, which increased earnings per diluted share 21.3%. As a result, our operating ratio improved 110 basis points to 85.5% in 2013.

Revenue

Our revenue increased $203.1 million, or 9.5% during 2013, which was primarily a result of increases in both LTL tonnage and price. As compared to 2012, tonnage increased 5.6% primarily due to a 6.6% increase in shipments, partially offset by a 1.0% decrease in LTL weight per shipment. Our tonnage growth in 2013 was primarily due to increased market share, as our growth exceeded both the growth rate of the U.S. economy as well as the growth rate for the LTL industry.

LTL revenue per hundredweight increased 3.8% to $17.95 in 2013, which reflected our disciplined yield management process and a stable pricing environment. We believe that revenue per hundredweight is a good indicator of pricing trends; however, we manage our yield by focusing on individual customer profitability due to the influence of various factors on revenue per hundredweight, such as changes in fuel surcharges, weight per shipment, length of haul and mix of freight. The impact of these factors can result in changes to revenue per hundredweight that do not necessarily indicate actual changes in underlying rates.

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

Operating supplies and expenses increased $6.7 million in 2013 as compared to 2012. These costs as a percent of revenue improved to 16.5% of revenue in 2013 from 17.7% in 2012. This improvement was primarily due to a 100 basis point decrease as a percent of revenue for our cost of diesel fuel, excluding fuel taxes, which is the largest component of operating supplies and expenses, and can vary based on both consumption and average price per gallon. Much of this improvement was due to our diesel fuel consumption increasing only 3.5% as compared to the 6.3% increase in our intercity miles in 2013. Our consumption trends have improved due to a focus on improving our average miles per gallon, which has benefited from certain operational initiatives and the increased use of new fuel-efficient equipment. The average price per gallon of diesel fuel also decreased 2.3% as compared to 2012. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations.

General supplies and expenses increased $10.9 million in 2013 primarily due to an overall increase in our marketing activities, which include costs to support our brand and services. Our other general supplies and expenses remained relatively consistent as a percent of revenue.

Depreciation and amortization expense increased to 5.4% of revenue in 2013 as compared to 5.2% in 2012. This increase was primarily due to additional depreciation recorded on the tractors and trailers purchased as part of our 2012 and 2013 capital expenditure plans. Our capital expenditure plan for 2014 was higher than 2013, and we expect depreciation costs to increase in future periods as a result. While our investments can increase costs in the short term, we believe these investments are necessary to support our long-term growth initiatives.

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

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2014	2013	2012
Cash and cash equivalents at beginning of year	$30,174	$12,857	$75,850
Cash flows provided by (used in):
Operating activities	391,674	350,666	328,056
Investing activities	(345,814)	(284,371)	(361,175)
Financing activities	(41,247)	(48,978)	(29,874)
Increase (decrease) in cash and cash equivalents	4,613	17,317	(62,993)
Cash and cash equivalents at end of year	$34,787	$30,174	$12,857

The changes in our cash flows provided by operating activities for the periods presented above are due primarily to the significant improvement in our net income, which increased $61.4 million in 2014 and $36.7 million in 2013 over the comparable prior-year periods. These increases are more fully described above in “Results of Operations.” Depreciation and amortization expenses also increased $19.4 million in 2014 and $16.3 million in 2013 over the comparable prior-year periods, which was primarily due to the ongoing execution of our capital expenditure plan that is more fully described below. Other changes in our cash flows provided by operating activities are related to various fluctuations within our working capital accounts, which primarily include changes in customer receivables, income taxes and certain accrued liabilities.

The changes in our cash flows used in investing activities are primarily due to fluctuations in our capital expenditure plan each year. The changes in our capital expenditure plan are more fully described below in “Capital Expenditures.”

The changes in our cash flows from financing activities consists primarily of scheduled principal payments under our long-term debt agreements and fluctuations in our senior unsecured revolving line of credit. In addition, changes in cash flows from financing activities also includes the effect of repurchases of our common stock, which is more fully described below in "Stock Repurchase Program."

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases and nonmonetary exchanges, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Land and structures	$117,487	$126,424	$143,701
Tractors	91,750	59,317	113,257
Trailers	80,853	70,042	83,405
Technology	38,264	15,032	13,950
Other	39,326	31,391	19,974
Less: Proceeds from sales	(21,866)	(11,235)	(12,018)
Total	$345,814	$290,971	$362,269

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. Expenditures for land and structures is dependent upon the availability of land in the areas we are looking to expand. Our capital expenditures for tractors and trailers were higher in 2014 and 2012 due to the volume of equipment scheduled for replacement in those years as well as the equipment needs for anticipated growth in tonnage. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $463.3 million for the year ending December 31, 2015. Approximately $164.7 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $271.8 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $26.8 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. As of December 31, 2014, we had repurchased 70,620 shares for approximately $5.5 million and had approximately $194.5 million still authorized under the program.

Financing Agreements

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011, as amended on November 7, 2014 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million.

At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage remained at 1.0% during 2014 and ranged from 1.0% to 1.125% during 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate.

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

	December 31,
(In thousands)	2014	2013
Facility limit	$200,000	$200,000
Line of credit borrowings	—	—
Outstanding letters of credit	(63,192)	(57,686)
Available borrowing capacity	$136,808	$142,314

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement based upon the ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees were 0.175% during 2014 and ranged from 0.175% to 0.2% during 2013. Letter of credit fees were 1.0% during 2014 and ranged from 1.0% to 1.125% during 2013. In addition, the Company will pay to Wells Fargo as issuer of letters of credit (i) a facing fee with respect to each letter of credit in an amount equal to 0.125% of the daily average aggregate Stated Amount thereof, payable quarterly in arrears and calculated on an actual/360-day basis and (ii) such fees and charges customarily charged in connection with the issuance and administration of such letters of credit. Wells Fargo, as administrative agent, also receives an annual administrative fee for providing such services.

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million at December 31, 2014. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 4.87% and 4.99% at December 31, 2014 and 2013, respectively.

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of restricted payments, including dividends and/or share repurchases, to (i) $40.0 million during the same fiscal quarter or (ii) $200.0 million in the aggregate after November 7, 2014. We did not declare or pay a dividend on our common stock in 2014 or 2013, and we have no plans to declare or pay a dividend in 2015. During the fourth quarter of 2014 we repurchased $5.5 million of our common stock, which represents the full amount repurchased under the program in 2014. Our share repurchases are more fully described above in “Stock Repurchase Program.”

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2014, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations, exclusive of interest	$155,714	$35,714	$25,000	$50,000	$45,000
Operating lease obligations	50,782	13,956	17,960	8,195	10,671
Purchase obligations	57,791	57,791	—	—	—
Total	$264,287	$107,461	$42,960	$58,195	$55,671

(1)
Contractual obligations include long-term debt consisting of senior notes totaling $155.7 million; operating leases consisting primarily of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2015. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 to the Financial Statements included in Item 8 of this report.

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

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims not covered by insurance for cargo loss and damage, BIPD, workers’ compensation, group health and dental. The related costs are charged to insurance and claims expense except for workers’ compensation, group health and dental, which are charged to employee benefits expense.

Insurers providing excess coverage above a company's self-insured retention ("SIR") or deductible levels typically adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our SIR and deductible levels to determine the most cost-efficient balance between our exposure and excess coverage.

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

Inflation

Most of our expenses are affected by inflation, which typically results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we generally include a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of diesel fuel above a base price and fluctuates as diesel fuel prices change from the base, which is generally indexed to the DOE’s published fuel prices that reset each week. Volatility in the price of diesel fuel, independent of inflation, has impacted our business, as described in this report. However, we do not believe inflation has had a material effect on our results of operations for each of the past three years.

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2014. We have employment agreements with Earl E. Congdon and David S. Congdon, which are incorporated by reference as exhibits to this report. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon, Jr. serves as Chairman of the Board of Leasing. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. We collaborate with Leasing for the purchase of certain equipment, although we do not believe this has a material impact on our financial results.

We purchased $298,000, $299,000 and $239,000 of maintenance and other services from Leasing in 2014, 2013 and 2012, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We charged Leasing $17,500, $18,000 and $18,000 for the rental of property in 2014, 2013 and 2012, respectively. No other services were provided to Leasing for the years ended December 31, 2014, 2013 and 2012.

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

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2014, the cash value for variable life insurance contracts was $33.7 million of the $36.0 million of aggregate cash values for all life insurance contracts included on our Balance Sheets. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $3.4 million impact on our pre-tax income.

We are exposed to market risk for awards granted under our employee and director phantom stock plans. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the closing price of our common stock at that date. At December 31, 2014, the total liability for awards granted under our employee and director phantom stock plans totaled $34.7 million. A 10% change in the price of our common stock at December 31, 2014 would have had a $3.5 million impact on our operating income in 2014 with respect to these plans.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

For further discussion related to these risks, see Notes 2 and 7 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.
BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$34,787	$30,174
Customer receivables, less allowances of $9,069 and $8,067, respectively	303,170	248,069
Other receivables	44,730	10,225
Prepaid expenses and other current assets	21,085	21,262
Deferred income taxes	29,371	23,249
Total current assets	433,143	332,979
Property and equipment:
Revenue equipment	1,158,108	1,009,936
Land and structures	1,088,372	990,256
Other fixed assets	321,310	266,563
Leasehold improvements	6,982	6,378
Total property and equipment	2,574,772	2,273,133
Less: Accumulated depreciation	(831,527)	(730,074)
Net property and equipment	1,743,245	1,543,059
Goodwill	19,463	19,463
Other assets	40,386	36,588
Total assets	$2,236,237	$1,932,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,314	$36,788
Compensation and benefits	106,200	97,187
Claims and insurance accruals	42,271	38,784
Other accrued liabilities	26,139	21,480
Income taxes payable	—	2,168
Current maturities of long-term debt	35,714	35,715
Total current liabilities	255,638	232,122
Long-term debt	120,000	155,714
Other non-current liabilities	145,752	123,054
Deferred income taxes	220,783	189,117
Total long-term liabilities	486,535	467,885
Total liabilities	742,173	700,007
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 86,094,297 and 86,164,917 shares outstanding at December 31, 2014 and 2013, respectively	8,609	8,616
Capital in excess of par value	134,401	134,401
Retained earnings	1,351,054	1,089,065
Total shareholders’ equity	1,494,064	1,232,082
Total liabilities and shareholders’ equity	$2,236,237	$1,932,089

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2014	2013	2012
Revenue from operations	$2,787,897	$2,337,648	$2,134,579

Operating expenses:
Salaries, wages and benefits	1,381,277	1,170,773	1,066,551
Operating supplies and expenses	432,675	385,201	378,534
General supplies and expenses	83,165	69,765	58,908
Operating taxes and licenses	83,417	71,599	67,526
Insurance and claims	36,145	30,910	29,681
Communications and utilities	25,507	23,142	19,980
Depreciation and amortization	146,466	127,072	110,743
Purchased transportation	129,312	106,435	94,522
Building and office equipment rents	10,679	11,920	13,514
Miscellaneous expenses, net	17,947	2,393	9,366
Total operating expenses	2,346,590	1,999,210	1,849,325

Operating income	441,307	338,438	285,254

Non-operating expense (income):
Interest expense	6,610	9,620	11,541
Interest income	(108)	(147)	(113)
Other expense, net	2,291	279	728
Total non-operating expense	8,793	9,752	12,156

Income before income taxes	432,514	328,686	273,098
Provision for income taxes	165,000	122,573	103,646
Net income	$267,514	$206,113	$169,452

Earnings per share:
Basic	$3.10	$2.39	$1.97
Diluted	$3.10	$2.39	$1.97

Weighted average shares outstanding:
Basic	86,162,137	86,164,917	86,164,964
Diluted	86,162,137	86,164,917	86,164,964

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2011	86,165	$8,616	$134,403	$713,500	$856,519
Net income	—	—	—	169,452	169,452
Other	—	—	(2)	—	(2)
Balance as of December 31, 2012	86,165	$8,616	$134,401	$882,952	$1,025,969
Net income	—	—	—	206,113	206,113
Balance as of December 31, 2013	86,165	$8,616	$134,401	$1,089,065	$1,232,082
Net income	—	—	—	267,514	267,514
Share repurchases	(71)	(7)	—	(5,525)	(5,532)
Balance as of December 31, 2014	86,094	$8,609	$134,401	$1,351,054	$1,494,064

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$267,514	$206,113	$169,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,466	127,072	110,743
(Gain) loss on sale of property and equipment	(716)	(5,743)	78
Deferred income taxes	25,544	32,736	17,682
Changes in assets and liabilities:
Customer and other receivables, net	(54,443)	(30,063)	(5,410)
Prepaid expenses and other assets	(4,316)	1,910	(7,956)
Accounts payable	8,526	(8,103)	2,795
Compensation, benefits and other accrued liabilities	13,672	17,714	13,559
Claims and insurance accruals	7,225	6,952	7,458
Income taxes, net	(36,758)	(12,027)	9,264
Other liabilities	18,960	14,105	10,391
Net cash provided by operating activities	391,674	350,666	328,056

Cash flows from investing activities:
Purchase of property and equipment	(367,680)	(295,606)	(373,193)
Proceeds from sale of property and equipment	21,866	11,235	12,018
Net cash used in investing activities	(345,814)	(284,371)	(361,175)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	412
Principal payments under long-term debt agreements	(35,715)	(38,978)	(40,284)
Net (payments) proceeds on revolving line of credit	—	(10,000)	10,000
Payments for share repurchases	(5,532)	—	—
Other financing activities, net	—	—	(2)
Net cash used in financing activities	(41,247)	(48,978)	(29,874)

Increase (decrease) in cash and cash equivalents	4,613	17,317	(62,993)
Cash and cash equivalents at beginning of year	30,174	12,857	75,850
Cash and cash equivalents at end of year	$34,787	$30,174	$12,857

Income taxes paid	$176,221	$102,448	$74,932
Interest paid	$9,710	$11,585	$13,728
Capitalized interest	$2,884	$1,731	$1,963

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery through a single integrated organization. In addition to our core LTL services, we also offer a broad range of value-added services including international freight forwarding, container drayage, truckload brokerage, supply chain consulting and warehousing.

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Depreciation expense, which includes the amortization of capital leases, was $145.8 million, $126.4 million and $109.8 million for 2014, 2013 and 2012, respectively.

Goodwill

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review our goodwill balance annually for impairment as a single reporting unit, unless circumstances dictate more frequent assessments, and in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as "step zero", of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by Accounting Standards Codification ("ASC") Topic 350.

In the fourth quarter of 2014, we performed the qualitative assessment of goodwill and determined it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the two-step goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

Claims and Insurance Accruals

At December 31, 2014, we maintained a self-insured retention ("SIR") of $2.75 million per occurrence for bodily injury and property damage ("BIPD") claims; a deductible of $100,000 per claim for cargo loss and damage; and a deductible of $1.0 million per occurrence for workers' compensation claims. We also had an SIR of $400,000 per occurrence (with a $400,000 aggregate over our retention level) for group health claims.

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers' compensation, group health and group dental not covered by insurance. These accruals include amounts for future claims development and claims incurred but not reported, which are primarily based on historical claims development experience. The related costs for cargo loss and damage and BIPD are charged to "Insurance and claims" on our Statements of Operations, while the related costs for workers' compensation, group health and group dental are charged to "Salaries, wages and benefits" on our Statements of Operations.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Our liability for claims and insurance totaled $107.7 million and $100.4 million at December 31, 2014 and 2013, respectively. The long-term portions of those reserves were $65.4 million and $61.6 million for 2014 and 2013, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

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

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $19.3 million, $16.7 million and $11.0 million for 2014, 2013 and 2012, respectively.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our long-term debt was $155.7 million and $191.4 million at December 31, 2014 and 2013, respectively. The estimated fair value of our long-term debt was $165.5 million and $202.2 million at December 31, 2014 and 2013, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangments, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. As of December 31, 2014, we had repurchased 70,620 shares for approximately $5.5 million and had approximately $194.5 million still authorized under the program.

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

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Acquisition of property and equipment by capital lease	$—	$—	$1,094

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

In addition, during 2013, we completed a nonmonetary exchange of property. We acquired a service center with a fair value of $6.6 million, which resulted in a gain of $3.4 million. The resulting gain was recorded in "Miscellaneous expenses, net" on our Statements of Operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the previous revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company continues to assess the method of application and impact, if any, of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target, which affects vesting and could be achieved after the requisite service period, be treated as a performance condition under the existing guidance in ASC Topic 718. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not believe the adoption of ASU 2014-12 will have a material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties About and Entity’s Ability to Continue as a Going Concern. The core principle within this ASU provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the adoption of ASU 2014-15 will have a material impact on its financial position, results of operations or cash flows.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2014	2013
Senior notes	$155,714	$191,429
Revolving credit facility	—	—
Total long-term debt	155,714	191,429
Less: Current maturities	(35,714)	(35,715)
Total maturities due after one year	$120,000	$155,714

We have three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million at December 31, 2014. These notes call for periodic principal payments with maturities that range from 2015 to 2021, of which $35.7 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.87% and 4.99% at December 31, 2014 and 2013, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011, as amended on November 7, 2014 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in the line of credit commitments up to a total of $300.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage remained at 1.0% during 2014 and ranged from 1.0% to 1.125% during 2013. Revolving loans under the sweep program bear interest at the LIBOR Index Rate. There were $63.2 million and $57.7 million of outstanding letters of credit at December 31, 2014 and 2013, respectively.

Commitment fees ranging from 0.175% to 0.30% are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement based upon the ratio of debt to total capitalization. Letter of credit fees equal to the applicable margin for Adjusted LIBOR Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. The commitment fees were 0.175% during 2014 and ranged from 0.175% to 0.2% during 2013. Letter of credit fees were 1.0% during 2014 and ranged from 1.0% to 1.125% during 2013. In addition, the Company will pay to Wells Fargo as issuer of letters of credit (i) a facing fee with respect to each letter of credit in an amount equal to 0.125% of the daily average aggregate Stated Amount thereof, payable quarterly in arrears and calculated on an actual/360-day basis and (ii) such fees and charges customarily charged in connection with the issuance and administration of such letters of credit. Wells Fargo, as administrative agent, shall also receive an annual administrative fee for providing such services.

Our Credit Agreement limits the amount of restricted payments, including dividends and/or share repurchases, to (i) $40.0 million during the same fiscal quarter or (ii) $200.0 million in the aggregate after November 7, 2014. We did not declare or pay a dividend on our common stock in 2014 or 2013, and we have no plans to declare or pay a dividend in 2015. During the fourth quarter of 2014 we repurchased $5.5 million of our common stock, which represents the full amount repurchased under the program in 2014.

Our three outstanding senior note agreements and the Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements.

As of December 31, 2014, aggregate maturities of long-term debt are as follows:

(In thousands)
2015	$35,714
2016	25,000
2017	—
2018	50,000
2019	—
Thereafter	45,000

$155,714

Note 3. Leases

We lease certain assets under operating leases, which primarily consist of real estate leases for 46 of our 222 service center locations at December 31, 2014. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Future minimum annual lease payments for assets under operating leases as of December 31, 2014 are as follows:

(In thousands)	Total
2015	$13,956
2016	10,438
2017	7,522
2018	5,411
2019	2,784
Thereafter	10,671
Total minimum lease payments	$50,782

Aggregate expense under operating leases was $16.5 million, $17.9 million and $19.1 million for 2014, 2013 and 2012, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. We did not have any assets under capital leases at December 31, 2014 or December 31, 2013.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current:
Federal	$123,598	$74,202	$74,074
State	15,858	15,635	11,890
	139,456	89,837	85,964
Deferred:
Federal	21,542	28,593	14,978
State	4,002	4,143	2,704
	25,544	32,736	17,682
Total provision for income taxes	$165,000	$122,573	$103,646

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Tax provision at statutory rate	$151,380	$115,040	$95,584
State income taxes, net of federal benefit	14,120	12,083	10,211
Meals and entertainment disallowance	959	872	828
Tax credits	(1,307)	(5,422)	(2,609)
Other, net	(152)	—	(368)
Total provision for income taxes	$165,000	$122,573	$103,646

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Claims and insurance reserves	$36,690	$35,200
Allowance for doubtful accounts	2,161	1,595
Accrued vacation	19,291	14,873
Deferred compensation	28,648	22,067
Other	12,924	10,648
Total deferred tax assets	99,714	84,383
Valuation allowance	(559)	(460)
Net deferred tax assets	99,155	83,923

Deferred tax liabilities:
Depreciation and amortization	(279,324)	(239,971)
Unrecognized revenue	(9,506)	(8,169)
Other	(1,737)	(1,651)
Total deferred tax liabilities	(290,567)	(249,791)
Net deferred tax liability	$(191,412)	$(165,868)

Our net deferred tax liability consists of the following:

	December 31,
(In thousands)	2014	2013
Current deferred tax asset	$29,371	$23,249
Noncurrent deferred tax liability	(220,783)	(189,117)
Net deferred tax liability	$(191,412)	$(165,868)

As of December 31, 2014, the Company had various state tax credit carryforwards of approximately $4.3 million that are scheduled to expire in five to fifteen years.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2011 through 2014. We remain open to examination by various state tax jurisdictions for tax years 2010 through 2014.

Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months. The Company's liability for unrecognized tax benefits was immaterial as of December 31, 2014 and 2013. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our Provision for Income Taxes on our Statements of Operations.

Note 5. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2014. We have employment agreements with Earl E. Congdon and David S. Congdon, which are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon, Jr. serves as Chairman of the Board of Leasing. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. We collaborate with Leasing for the purchase of certain equipment, although we do not believe this has a material impact on our financial results.

We purchased $298,000, $299,000 and $239,000 of maintenance and other services from Leasing in 2014, 2013 and 2012, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us.

We charged Leasing $17,500, $18,000 and $18,000 for the rental of property in 2014, 2013 and 2012, respectively. No other services were provided to Leasing for the years ended December 31, 2014, 2013 and 2012.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2014, 2013 and 2012 were $26.4 million, $20.6 million and $16.9 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted daily to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $42.7 million and $36.6 million at December 31, 2014 and 2013, respectively.

Note 7. Share-Based Compensation

On October 30, 2012, our Board of Directors approved and we adopted the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan, as amended on January 29, 2015 (the "2012 Phantom Stock Plan"). Under the 2012 Phantom Stock Plan, 1,000,000 shares of phantom stock may be awarded, each of which represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which is the earliest of the date of the participant's (i) termination of employment for any reason other than for cause, (ii) death or (iii) total disability. Each award vests in 20% increments on the anniversary of the grant date provided that the participant (i) has been continuously employed by us since the grant date, (ii) has been continuously employed by us for ten years and (iii) has reached the age of 65. Vesting also occurs on the earliest of (i) a change in control, (ii) death or (iii) total disability. No shares of common stock will be issued pursuant to the 2012 Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. Unvested shares are forefeited upon termination of employment, although our Board of Directors has authority to modify and/or accelerate the vesting of awards.
On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended effective January 1, 2009, May 18, 2009, May 17, 2011 and January 29, 2015 (the “Phantom Stock Plan” and together with the 2012 Phantom Stock Plan, the “Employee Phantom Plans”). The Phantom Stock Plan expired in May 2012; however, grants under the Phantom Stock Plan remain outstanding. Each share of phantom stock awarded to eligible employees under the Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) total disability. No shares of common stock will be issued pursuant to the Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment.

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

A summary of cash payments for settled shares and compensation costs recognized in “Salaries, wages and benefits” on our Statements of Operations for the Employee Phantom Plans is provided below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash payments for settled shares	$2,401	$1,404	$1,077
Compensation costs	11,249	7,639	5,404

Unrecognized compensation cost for all unvested shares under the Employee Phantom Plans as of December 31, 2014 was $15.0 million based on the price of our common stock on that date.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011, February 20, 2014 and August 7, 2014 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each eligible non-employee director shall be granted an annual award of phantom shares. Each eligible non-employee director received shares equal to $80,000 on the 2014 grant date and shares equal to $50,000 on each of the 2013 and 2012 grant dates. For each vested share, participants are entitled to an amount in cash equal to the fair market value of a share of our common stock on the date that service as a director terminates for any reason. No shares of common stock will be issued pursuant to the Director Phantom Stock Plan, as the awards are settled in cash. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and have authorized grants to be made annually thereafter.

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

A summary of cash payments for settled shares and compensation costs recognized in “Miscellaneous expenses, net” on our Statements of Operations for the Director Phantom Stock Plan is provided below:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash payments for settled shares	$—	$—	$—
Compensation costs	2,193	1,214	989

Unrecognized compensation cost for all unvested shares under the Director Phantom Stock Plan as of December 31, 2014 was $0.3 million based on the price of our common stock on that date.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2014 for the Phantom Plans is provided below. Of these awards, 325,921 and 266,740 phantom shares were vested at December 31, 2014 and 2013, respectively.

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2013	489,657	67,517	557,174
Granted	62,731	8,220	70,951
Settled	(992)	—	(992)
Forfeited	—	—	—
Balance of shares outstanding at December 31, 2014	551,396	75,737	627,133

The liability for phantom stock awards under the Phantom Plans consists of the following:

	December 31,
(In thousands)	2014	2013
Employee Phantom Plans	$29,058	$20,210
Director Phantom Stock Plan	5,614	3,422
Total	$34,672	$23,632

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

Note 9. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2014 and 2013 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2014
Revenue	$620,276	$702,987	$743,586	$721,048	$2,787,897
Operating income	80,052	122,695	126,262	112,298	441,307
Net income	45,887	73,849	77,909	69,869	267,514
Earnings per share:
Basic and diluted	0.53	0.86	0.90	0.81	3.10

2013
Revenue	$538,416	$590,304	$616,458	$592,470	$2,337,648
Operating income	65,944	97,573	98,076	76,845	338,438
Net income	40,553	58,255	60,149	47,156	206,113
Earnings per share:
Basic and diluted	0.47	0.68	0.70	0.55	2.39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 26, 2015

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management concluded that our internal control over financial reporting was effective as of December 31, 2014, based on our evaluation under the framework in Internal Control – Integrated Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 26, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2015 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2015 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2015 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2015 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2015 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2014 and December 31, 2013

Statements of Operations – Years ended December 31, 2014, December 31, 2013 and December 31, 2012

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2014, December 31, 2013 and December 31, 2012

Statements of Cash Flows – Years ended December 31, 2014, December 31, 2013 and December 31, 2012

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.
The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II
Old Dominion Freight Line, Inc.
Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions(2)	Balance at End of Period
2012	$7,277	$2,123	$2,118	$7,282
2013	$7,282	$1,074	$2,046	$6,310
2014	$6,310	$1,741	$2,487	$5,564

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 26, 2015	By:	/s/ DAVID S. CONGDON
David S. Congdon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the Board of Directors	February 26, 2015
Earl E. Congdon

/s/ DAVID S. CONGDON	Director, President and Chief Executive Officer	February 26, 2015
David S. Congdon	(Principal Executive Officer)

/s/ J. PAUL BREITBACH	Director	February 26, 2015
J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	February 26, 2015
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 26, 2015
Robert G. Culp, III

/s/ JOHN D. KASARDA	Director	February 26, 2015
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 26, 2015
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 26, 2015
D. Michael Wray

/s/ J. WES FRYE	Senior Vice President – Finance	February 26, 2015
J. Wes Frye	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President – Controller	February 26, 2015
John P. Booker III	(Principal Accounting Officer)

EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
OLD DOMINION FREIGHT LINE, INC.
FOR YEAR ENDED DECEMBER 31, 2014

Exhibit No.	Description

3.1.1
Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2
Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.2
Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.1
Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.6.10
Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of February 25, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005)

4.9
Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006)

4.11
Note Purchase Agreement by and among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.12
Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2011)

4.12.1
First Amendment to Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of November 7, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 10, 2014)

10.17.6*
Amended and Restated Employment Agreement Between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

10.17.8*
Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

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

10.17.16*
Form of Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012)

10.17.17*
Second Amended and Restated Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of November 1, 2012 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012)

10.17.18*
First Amendment to Amended and Restated Employment Agreement, effective as of November 1, 2012, by and between Old Dominion Freight Line, Inc. and David S. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

10.18.3*
Old Dominion Freight Line, Inc. Director Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.4*
Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.6*
Non-Executive Director Compensation Structure, effective January 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.7*
Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.8*
Old Dominion Freight Line, Inc. Non-Executive Director Compensation Structure, effective January 1, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.9*
2014 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective February 20, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.19.1*
Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005)

10.19.3*
Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.19.4*
Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.5*
Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*
Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

Exhibit No.	Description

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

10.19.9*
2014 Declaration of Second Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of August 7, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014)

10.20.1*
2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010)

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

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 26, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iv) the Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, and (v) the Notes to the Financial Statements

*	Denotes an executive compensation plan or agreement
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.