Form 10-Q
period 2015-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2015-05-07
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2015 there were 85,765,071 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2015	December 31,
(In thousands, except share and per share data)	(Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$113,038	$34,787
Customer receivables, less allowances of $9,738 and $9,069, respectively	317,705	303,170
Other receivables	7,445	44,730
Prepaid expenses and other current assets	28,711	21,085
Deferred income taxes	32,994	29,371
Total current assets	499,893	433,143

Property and equipment:
Revenue equipment	1,190,899	1,158,108
Land and structures	1,109,731	1,088,372
Other fixed assets	335,706	321,310
Leasehold improvements	6,326	6,982
Total property and equipment	2,642,662	2,574,772
Accumulated depreciation	(864,191)	(831,527)
Net property and equipment	1,778,471	1,743,245

Goodwill	19,463	19,463
Other assets	42,557	40,386
Total assets	$2,340,384	$2,236,237

Note: The Condensed Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	March 31,
	2015	December 31,
(In thousands, except share and per share data)	(Unaudited)	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,955	$45,314
Compensation and benefits	125,619	106,200
Claims and insurance accruals	43,964	42,271
Other accrued liabilities	27,250	26,139
Income taxes payable	47,938	—
Current maturities of long-term debt	27,956	35,714
Total current liabilities	321,682	255,638

Long-term liabilities:
Long-term debt	120,596	120,000
Other non-current liabilities	149,228	145,752
Deferred income taxes	205,617	220,783
Total long-term liabilities	475,441	486,535
Total liabilities	797,123	742,173

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 85,913,659 and 86,094,297 shares outstanding at March 31, 2015 and December 31, 2014, respectively	8,591	8,609
Capital in excess of par value	134,401	134,401
Retained earnings	1,400,269	1,351,054
Total shareholders’ equity	1,543,261	1,494,064
Total liabilities and shareholders’ equity	$2,340,384	$2,236,237

Note: The Condensed Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2015	2014
Revenue from operations	$696,245	$620,276

Operating expenses:
Salaries, wages and benefits	368,442	311,181
Operating supplies and expenses	88,049	106,294
General supplies and expenses	21,292	19,135
Operating taxes and licenses	22,274	19,050
Insurance and claims	10,042	7,973
Communications and utilities	6,775	6,734
Depreciation and amortization	38,788	34,092
Purchased transportation	30,148	29,136
Building and office equipment rents	2,278	2,506
Miscellaneous expenses, net	4,592	4,123
Total operating expenses	592,680	540,224

Operating income	103,565	80,052

Non-operating expense (income):
Interest expense	1,569	2,076
Interest income	(71)	(33)
Other expense, net	237	775
Total non-operating expense	1,735	2,818

Income before income taxes	101,830	77,234

Provision for income taxes	39,306	31,347

Net income	$62,524	$45,887

Earnings per share:
Basic	$0.73	$0.53
Diluted	$0.73	$0.53

Weighted average shares outstanding:
Basic	85,970,829	86,164,917
Diluted	85,970,829	86,164,917

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$62,524	$45,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,788	34,092
(Gain) loss on sale of property and equipment	(33)	848
Deferred income taxes	(18,789)	(1,702)
Other operating activities, net	90,104	20,443
Net cash provided by operating activities	172,594	99,568

Cash flows from investing activities:
Purchase of property and equipment	(72,153)	(79,818)
Proceeds from sale of property and equipment	1,851	2,035
Net cash used in investing activities	(70,302)	(77,783)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(10,714)	(10,715)
Payments for share repurchases	(13,327)	—
Net cash used in financing activities	(24,041)	(10,715)

Increase in cash and cash equivalents	78,251	11,070
Cash and cash equivalents at beginning of period	34,787	30,174
Cash and cash equivalents at end of period	$113,038	$41,244

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2015.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $148.6 million and $155.7 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value of our total long-term debt and capital lease obligations was $156.9 million and $165.5 million at March 31, 2015 and December 31, 2014, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. During the three months ended March 31, 2015, we repurchased 180,638 shares for $13.3 million. As of March 31, 2015, we had repurchased a total of 251,258 shares for $18.9 million, and $181.1 million remained authorized under the program.

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Acquisition of property and equipment by capital lease	$3,552	$—

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014
Senior notes	$145,000	$155,714
Revolving credit facility	—	—
Capitalized leases and other obligations	3,552	—
Total long-term debt and capital lease obligations	148,552	155,714
Less: Current maturities	(27,956)	(35,714)
Total maturities due after one year	$120,596	$120,000

We have two outstanding unsecured senior note agreements with an aggregate amount outstanding of $145.0 million at March 31, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. Our two remaining unsecured senior note agreements call for periodic principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.88% and 4.87% at March 31, 2015 and December 31, 2014, respectively.

We have a five-year, $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011, as amended on November 7, 2014 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage remained at 1.0% during each of the three months ended March 31, 2015 and 2014. Revolving loans under the sweep program bear interest at the LIBOR Index Rate. There were $68.1 million and $63.2 million of outstanding letters of credit at March 31, 2015 and December 31, 2014, respectively.

Capital lease obligations are collateralized by property and equipment with a book value of $3.6 million.

Note 3. Income Taxes

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the three months ended March 31, 2015, our effective tax rate was 38.6% as compared to 40.6% for the same period in 2014.  Our effective tax rate for the three months ended March 31, 2014 was impacted by higher state taxes and other discrete tax adjustments.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery through a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including container drayage, international freight forwarding, truckload brokerage, supply chain consulting and warehousing. More than 95% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight, operating supplies and expenses, which include fuel, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows for industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2015	2014
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.9	50.2
Operating supplies and expenses	12.6	17.1
General supplies and expenses	3.1	3.1
Operating taxes and licenses	3.2	3.1
Insurance and claims	1.4	1.3
Communications and utilities	1.0	1.1
Depreciation and amortization	5.6	5.5
Purchased transportation	4.3	4.7
Building and office equipment rents	0.3	0.4
Miscellaneous expenses, net	0.7	0.6
Total operating expenses	85.1	87.1

Operating income	14.9	12.9

Interest expense, net *	0.2	0.3
Other expense, net	0.1	0.1

Income before income taxes	14.6	12.5

Provision for income taxes	5.6	5.1

Net income	9.0%	7.4%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2015 and 2014 are presented below:

	Three Months Ended
	March 31,
	2015	2014	% Change
Work days	63	63	—%
Revenue (in thousands)	$696,245	$620,276	12.2%
Operating ratio	85.1%	87.1%
Net income (in thousands)	$62,524	$45,887	36.3%
Diluted earnings per share	$0.73	$0.53	37.7%
LTL tons (in thousands)	1,872	1,680	11.4%
LTL shipments (in thousands)	2,344	2,065	13.5%
LTL weight per shipment (lbs.)	1,598	1,627	(1.8)%
LTL revenue per hundredweight	$18.08	$18.00	0.4%
LTL revenue per shipment	$288.83	$292.95	(1.4)%
Average length of haul (miles)	928	929	(0.1)%

Our first quarter of 2015 financial results reflect strong increases in revenue, net income and earnings per diluted share as compared to the prior-year period. Revenue increased 12.2% and was driven by significant tonnage growth attributable in part to further market share gains. This tonnage growth contributed to greater density within our operations, and when combined with our yield management initiatives, led to improved profitability. As a result, our operating ratio for the first quarter of 2015 improved 200 basis points to 85.1%, which contributed to a 36.3% increase in net income and a 37.7% increase in earnings per diluted share as compared to the prior-year period.

Revenue

Revenue increased $76.0 million, or 12.2%, as compared to the first quarter of 2014 due primarily to the increase in tonnage, as well as improvement in yield. LTL tonnage increased 11.4% primarily due to a 13.5% increase in LTL shipments, which was partially offset by a 1.8% decline in LTL weight per shipment. We believe the increase in tonnage continues to be driven by further market share gains as the value of our premium service resonates with our customers.

LTL revenue per hundredweight increased 0.4% to $18.08 from $18.00 in the prior-year quarter, despite the significant decline in fuel surcharges. Revenue per hundredweight, excluding fuel surcharges, increased 6.2% over the prior-year quarter. Our improvements in revenue per hundredweight reflect both our commitment to a disciplined yield management process as well as the implementation of general rate increases in May 2014 and January 2015. We believe our focus on yield management has allowed us to offset rising operating costs, while also allowing us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 11.5% of our revenue for the first quarter of 2015 from 16.2% for the same period of 2014, primarily due to a decrease in the average price per gallon of diesel fuel between the periods compared. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $57.3 million, or 18.4% in the first quarter of 2015 due to a $45.0 million increase in the costs for salaries and wages and a $12.3 million increase in benefit costs.  The increases in salaries and wages, excluding benefits, are primarily due to the 17.0% increase in the average number of full-time employees as compared to the first quarter of 2014 and the annual wage increase provided to employees in the third quarter of 2014. The increase in our full-time employees was due primarily to new drivers, platform employees and fleet technicians who were necessary to keep pace with our current and anticipated growth. As a result, our direct labor costs increased $32.3 million, or 19.5% as compared to the first quarter of 2014.

Employee benefit costs increased $12.3 million in the first quarter of 2015, which was driven by the increase in our average number of full-time employees. Our group health and dental plan costs increased during the first quarter of 2015 as compared to the first quarter of 2014, however, these costs improved as a percent of salaries and wages. As a result, our total employee benefit costs decreased to 33.1% of our salaries and wages for the first quarter of 2015 from 34.2% for the comparable quarter of 2014.

Operating supplies and expenses decreased $18.2 million in the first quarter of 2015 as compared to the same prior-year period. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both average cost per gallon and consumption. Our diesel fuel costs decreased primarily due to a 34.6% decrease in our average cost per gallon during the first quarter of 2015 as compared to the same period of 2014. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations. Our total miles increased 15.3% in the first quarter of 2015 as compared to the first quarter of 2014, while our gallons consumed only increased 12.8% during the same period. Our consumption trends continued to improve due to certain operational initiatives to increase our average miles per gallon as well as the increased use of newer, more fuel-efficient equipment. Other operating supplies and expenses, excluding diesel fuel, remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization expense increased $4.7 million as compared to the first quarter of 2014 primarily due to the execution of our 2014 and 2015 capital expenditure plans. Our capital expenditure plan for 2015 is higher than expenditures in 2014, and consequently we expect depreciation costs to increase in future periods. While our investments can increase our short-term costs, we believe these investments are necessary to support our growth initiatives.

Purchased transportation expense increased $1.0 million in the first quarter of 2015 as compared to the prior-year comparable period. We primarily utilize purchased transportation services from third-party providers to support our container drayage, truckload brokerage and international freight-forwarding services.  To a lesser extent, we also utilize purchased transportation to maximize the efficient movement of LTL freight within our service center network. We began an initiative to reduce our use of purchased transportation for LTL freight during the second half of 2014. As a result, our purchased transportation expenses decreased to 4.3% of revenue in the first quarter of 2015 from 4.7% of revenue in the first quarter of 2014.

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  Our effective tax rate was 38.6% for the first quarter of 2015 as compared to 40.6% for the same period in 2014.  Our effective tax rate was higher in the first quarter of 2014 due to higher state taxes and other discrete tax adjustments.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash and cash equivalents at beginning of period	$34,787	$30,174
Cash flows provided by (used in):
Operating activities	172,594	99,568
Investing activities	(70,302)	(77,783)
Financing activities	(24,041)	(10,715)
Increase in cash and cash equivalents	78,251	11,070
Cash and cash equivalents at end of period	$113,038	$41,244

The change in our cash flows provided by operating activities during the first three months of 2015 was due primarily to the $16.6 million increase in net income over the first three months of 2014, the receipt of a $31.0 million refund of federal income taxes and other fluctuations in certain working capital accounts.

The change in our cash flows used in investing activities was primarily due to fluctuations in our capital expenditure plans as well as the timing of these expenditures during the year. The change in our capital expenditure plans is more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities was due to repurchases of our common stock during the first quarter of 2015, which is more fully described below in "Stock Repurchase Program."

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases and nonmonetary exchanges, for the three-month period ended March 31, 2015 and the years ended December 31, 2014, 2013 and 2012:

	March 31,	December 31,
(In thousands)	2015	2014	2013	2012
Land and structures	$21,285	$117,487	$126,424	$143,701
Tractors	24,465	91,750	59,317	113,257
Trailers	11,578	80,853	70,042	83,405
Technology	8,271	38,264	15,032	13,950
Other	10,106	39,326	31,391	19,974
Proceeds from sales	(1,851)	(21,866)	(11,235)	(12,018)
Total	$73,854	$345,814	$290,971	$362,269

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

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. During the three months ended March 31, 2015, we repurchased 180,638 shares for $13.3 million. As of March 31, 2015, we had repurchased a total of 251,258 shares for $18.9 million, and $181.1 million remained authorized under the program.

Financing Agreements

We have two outstanding unsecured senior note agreements with an aggregate amount outstanding of $145.0 million at March 31, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. Our two remaining unsecured senior note agreements call for periodic principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.88% and 4.87% at March 31, 2015 and December 31, 2014, respectively.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	March 31, 2015	December 31, 2014
Facility limit	$200,000	$200,000
Line of credit borrowings	—	—
Outstanding letters of credit	(68,119)	(63,192)
Available borrowing capacity	$131,881	$136,808

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of restricted payments, including dividends and/or share repurchases, to (i) $40.0 million during the same fiscal quarter or (ii) $200.0 million in the aggregate after November 7, 2014. We did not declare or pay a dividend on our common stock in the first three months of 2015, and we have no current plans to declare or pay a dividend during the remainder of 2015. As of March 31, 2015 we repurchased a total of $18.9 million of our common stock, of which $13.3 million was repurchased during the three months ended March 31, 2015. Our stock repurchases are more fully described above in “Stock Repurchase Program.”

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2015, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that govern, among other things: the emission and discharge of hazardous materials into the environment; the presence of hazardous materials at our properties or in our vehicles; fuel storage tanks; the transportation of certain materials; and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up for accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2015 or fiscal year 2016. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other reports and statements that we file with the SEC. Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

•
our exposure to claims related to cargo loss and damage, property damage, personal injury, workers' compensation, group health and group dental, including increased premiums, adverse loss development, increased self-insured retention levels and claims in excess of insured coverage levels;

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

•
the costs and potential adverse impact of compliance with, or violations of, current and future rules issued by the Department of Transportation, the Federal Motor Carrier Safety Administration, including its Compliance, Safety, Accountability initiative, and other regulatory agencies;

•	seasonal trends in the less-than-truckload industry, including harsh weather conditions;

•	our dependence on key employees;

•	the concentration of our stock ownership with the Congdon family;

•	the costs and potential adverse impact associated with future changes in accounting standards or practices;

•	potential costs associated with cyber incidents and other risks, including system failure, security breach, disruption by malware or other damage;

•	the impact of potential disruptions to our information technology systems or our service center network;

•	damage to our reputation from the misuse of social media;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures during the first quarter of 2015. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1-31, 2015	106,154	$74.26	106,154	$186,584,671
February 1-28, 2015	62,556	$72.26	62,556	$182,064,078
March 1-31, 2015	11,928	$77.41	11,928	$181,140,750
Total	180,638	$73.78	180,638

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

Item 6. Exhibits

Exhibit No.	Description

10.17.20	First Amendment to the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan

10.19.10	2015 Declaration of Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan

10.20.4	Third Amendment to the 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 7, 2015	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 7, 2015	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.17.20	First Amendment to the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan

10.19.10	2015 Declaration of Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan

10.20.4	Third Amendment to the 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.