Form 10-Q
period 2015-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2015-08-06
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2015 there were 85,300,078 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2015	December 31,
(In thousands, except share and per share data)	(Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$12,789	$34,787
Customer receivables, less allowances of $9,397 and $9,069, respectively	330,091	303,170
Other receivables	9,688	44,730
Prepaid expenses and other current assets	34,449	21,085
Deferred income taxes	34,648	29,371
Total current assets	421,665	433,143

Property and equipment:
Revenue equipment	1,288,267	1,158,108
Land and structures	1,133,118	1,088,372
Other fixed assets	353,932	321,310
Leasehold improvements	6,434	6,982
Total property and equipment	2,781,751	2,574,772
Accumulated depreciation	(890,286)	(831,527)
Net property and equipment	1,891,465	1,743,245

Goodwill	19,463	19,463
Other assets	45,474	40,386
Total assets	$2,378,067	$2,236,237

Note: The Condensed Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	June 30,
	2015	December 31,
(In thousands, except share and per share data)	(Unaudited)	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,042	$45,314
Compensation and benefits	134,606	106,200
Claims and insurance accruals	44,734	42,271
Other accrued liabilities	23,635	26,139
Income taxes payable	6,501	—
Current maturities of long-term debt	28,344	35,714
Total current liabilities	298,862	255,638

Long-term liabilities:
Long-term debt	118,000	120,000
Other non-current liabilities	149,833	145,752
Deferred income taxes	211,609	220,783
Total long-term liabilities	479,442	486,535
Total liabilities	778,304	742,173

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 85,506,709 and 86,094,297 shares outstanding at June 30, 2015 and December 31, 2014, respectively	8,550	8,609
Capital in excess of par value	134,401	134,401
Retained earnings	1,456,812	1,351,054
Total shareholders’ equity	1,599,763	1,494,064
Total liabilities and shareholders’ equity	$2,378,067	$2,236,237

Note: The Condensed Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenue from operations	$762,151	$702,987	$1,458,396	$1,323,263

Operating expenses:
Salaries, wages and benefits	387,423	340,309	755,865	651,490
Operating supplies and expenses	93,390	109,917	181,439	216,211
General supplies and expenses	23,533	20,889	44,825	40,024
Operating taxes and licenses	23,538	20,618	45,812	39,668
Insurance and claims	10,321	9,836	20,363	17,809
Communications and utilities	6,501	6,102	13,276	12,836
Depreciation and amortization	39,771	35,121	78,559	69,213
Purchased transportation	32,702	33,157	62,850	62,293
Building and office equipment rents	2,474	2,513	4,752	5,019
Miscellaneous expenses, net	1,599	1,830	6,191	5,953
Total operating expenses	621,252	580,292	1,213,932	1,120,516

Operating income	140,899	122,695	244,464	202,747

Non-operating expense (income):
Interest expense	1,169	1,622	2,738	3,698
Interest income	(83)	(26)	(154)	(59)
Other expense, net	441	35	678	810
Total non-operating expense	1,527	1,631	3,262	4,449

Income before income taxes	139,372	121,064	241,202	198,298

Provision for income taxes	53,798	47,215	93,104	78,562

Net income	$85,574	$73,849	$148,098	$119,736

Earnings per share:
Basic	$1.00	$0.86	$1.73	$1.39
Diluted	$1.00	$0.86	$1.73	$1.39

Weighted average shares outstanding:
Basic	85,726,933	86,164,917	85,848,208	86,164,917
Diluted	85,726,933	86,164,917	85,848,208	86,164,917

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$148,098	$119,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,559	69,213
Gain on sale of property and equipment	(1,700)	(2,396)
Deferred income taxes	(14,451)	(14,475)
Other operating activities, net	43,719	9,595
Net cash provided by operating activities	254,225	181,673

Cash flows from investing activities:
Purchase of property and equipment	(231,253)	(218,568)
Proceeds from sale of property and equipment	10,351	18,225
Net cash used in investing activities	(220,902)	(200,343)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(35,922)	(35,715)
Net proceeds on revolving line of credit	23,000	44,000
Payments for share repurchases	(42,399)	—
Net cash (used in) provided by financing activities	(55,321)	8,285

Decrease in cash and cash equivalents	(21,998)	(10,385)
Cash and cash equivalents at beginning of period	34,787	30,174
Cash and cash equivalents at end of period	$12,789	$19,789

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2015.

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

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $146.3 million and $155.7 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of our total long-term debt and capital lease obligations was $153.0 million and $165.5 million at June 30, 2015 and December 31, 2014, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. During the three and six months ended June 30, 2015, we repurchased 406,950 shares for $29.1 million and 587,588 shares for $42.4 million, respectively. As of June 30, 2015, we had repurchased a total of 658,208 shares for $47.9 million, and $152.1 million remained authorized under the program.

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Acquisition of property and equipment by capital lease	$3,552	$—

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the previous revenue recognition requirements in ASC 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date for this ASU by one year to fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. We continue to assess the method of application and impact, if any, of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2015	December 31, 2014
Senior notes	$120,000	$155,714
Revolving credit facility	23,000	—
Capitalized leases and other obligations	3,344	—
Total long-term debt and capital lease obligations	146,344	155,714
Less: Current maturities	(28,344)	(35,714)
Total maturities due after one year	$118,000	$120,000

We have two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at June 30, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. Our two remaining unsecured senior note agreements call for periodic principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.68% and 4.87% at June 30, 2015 and December 31, 2014, respectively.

We have a $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011, as amended on November 7, 2014 (the “Credit Agreement”),

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Our Credit Agreement matures on August 10, 2016. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage remained at 1.0% during each of the three- and six-month periods ended June 30, 2015 and 2014. Revolving loans under the sweep program bear interest at the LIBOR Index Rate. There were $68.1 million and $63.2 million of outstanding letters of credit at June 30, 2015 and December 31, 2014, respectively.

Capital lease obligations are collateralized by property and equipment with a book value of $3.6 million.

Note 3. Income Taxes

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the three and six months ended June 30, 2015, our effective tax rate was 38.6%, as compared to 39.0% and 39.6% for the same periods in 2014, respectively.  Our effective tax rates for the three and six months ended June 30, 2014 were impacted by higher state taxes and other discrete tax adjustments.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery through a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including container drayage, truckload brokerage, international freight forwarding, supply chain consulting and warehousing. More than 95% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

•
LTL Weight Per Shipment - Fluctuations in weight per shipment can indicate changes in the mix of freight we receive from our customers, as well as changes in the number of units included in a shipment. Generally, increases in weight per shipment indicate higher demand for our customers' products and overall increased economic activity. Changes in weight per shipment can also be influenced by shifts between LTL and other modes of transportation, such as truckload and intermodal, in response to capacity, service and pricing issues. Fluctuations in weight per shipment generally have an inverse effect on our revenue per hundredweight, as a decrease in weight per shipment will typically cause an increase in revenue per hundredweight.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight, operating supplies and expenses, which include diesel fuel, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows for industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.8	48.4	51.8	49.2
Operating supplies and expenses	12.2	15.6	12.5	16.3
General supplies and expenses	3.1	3.0	3.1	3.0
Operating taxes and licenses	3.1	2.9	3.1	3.0
Insurance and claims	1.4	1.4	1.4	1.4
Communications and utilities	0.9	0.9	0.9	1.0
Depreciation and amortization	5.2	5.0	5.4	5.2
Purchased transportation	4.3	4.7	4.3	4.7
Building and office equipment rents	0.3	0.3	0.3	0.4
Miscellaneous expenses, net	0.2	0.3	0.4	0.5
Total operating expenses	81.5	82.5	83.2	84.7

Operating income	18.5	17.5	16.8	15.3

Interest expense, net *	0.1	0.3	0.2	0.3
Other expense, net	0.1	0.0	0.1	0.0

Income before income taxes	18.3	17.2	16.5	15.0

Provision for income taxes	7.1	6.7	6.3	6.0

Net income	11.2%	10.5%	10.2%	9.0%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and six-month periods ended June 30, 2015 and 2014 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Work days	64	64	—%	127	127	—%
Revenue (in thousands)	$762,151	$702,987	8.4%	$1,458,396	$1,323,263	10.2%
Operating ratio	81.5%	82.5%		83.2%	84.7%
Net income (in thousands)	$85,574	$73,849	15.9%	$148,098	$119,736	23.7%
Diluted earnings per share	$1.00	$0.86	16.3%	$1.73	$1.39	24.5%
LTL tons (in thousands)	2,032	1,863	9.1%	3,905	3,543	10.2%
LTL shipments (in thousands)	2,582	2,276	13.4%	4,926	4,341	13.5%
LTL weight per shipment (lbs.)	1,574	1,637	(3.8)%	1,585	1,632	(2.9)%
LTL revenue per hundredweight	$18.22	$18.36	(0.8)%	$18.15	$18.19	(0.2)%
LTL revenue per shipment	$286.85	$300.50	(4.5)%	$287.79	$296.91	(3.1)%
Average length of haul (miles)	928	927	0.1%	928	928	—%

Our financial results for the second quarter and first half of 2015 reflect continued growth in revenue, net income and diluted earnings per share.  Our revenue growth was driven by increases of 9.1% and 10.2% in LTL tonnage over the second quarter and first half of 2014, respectively. The additional tonnage led to increased freight density throughout our network, and when combined with our continued focus on yield management and productivity improvements, resulted in a 100 basis-point improvement in our operating ratio to 81.5% in the second quarter of 2015. As a result, net income increased 15.9% and diluted earnings per share increased 16.3% as compared to the second quarter of 2014. Our operating ratio for the first half of 2015 improved 150 basis points to 83.2%, which drove a 23.7% increase in net income and a 24.5% increase in diluted earnings per share as compared to the first half of 2014.

Revenue

Revenue increased $59.2 million, or 8.4%, as compared to the second quarter of 2014 and $135.1 million, or 10.2%, as compared to the first half of 2014. Our revenue growth was driven primarily by increases in LTL tonnage of 9.1% and 10.2% in the second quarter and first half of 2015, respectively. This additional tonnage reflects increases in LTL shipments that were partially offset by lower LTL weight per shipment for each respective period. We believe the increases in tonnage are a result of further market share gains, as our premium service value differentiates us from others within the LTL industry.

LTL revenue per hundredweight decreased 0.8% and 0.2% in the second quarter and first half of 2015, respectively, as compared to the prior-year periods, due primarily to the decline in fuel surcharge revenue. LTL revenue per hundredweight, excluding fuel surcharges, increased 5.3% and 5.8% in the second quarter and first half of 2015, respectively, as compared to the same prior-year periods. These increases reflect a relatively stable pricing environment as well as the positive impact on this metric from the decreases in weight per shipment in the second quarter and first half of 2015. We believe our focus on yield management has allowed us to offset rising operating costs, while also allowing us to invest in opportunities that can improve the quality of our service and provide capacity for growth.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U. S. Department of Energy's ("DOE") published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges decreased to 11.0% and 11.2% for the second quarter and first half of 2015, respectively, as compared to 16.0% and 16.1% for the respective periods of 2014. These decreases were primarily due to a significant decline in the DOE average price per gallon of diesel fuel between the periods compared. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2015 increased $47.1 million, or 13.8%, over the prior-year comparable quarter due to a $38.7 million increase in the costs attributable to salaries and wages and an $8.4 million increase in benefit costs. Salaries, wages and benefits for the first half of 2015 increased $104.4 million, or 16.0%, over the prior-year comparable period due to an $83.7 million increase in the costs attributable to salaries and wages and a $20.7 million increase in benefit costs. The increases in salaries and wages, excluding benefits, were due primarily to increases in the number of our full-time employees and the impact from the annual wage increase provided to employees in the third quarter of 2014, which were partially offset by improvements in productivity. The average number of full-time employees increased 14.6% and 15.7% during the second quarter and first half of 2015, respectively, and resulted primarily from the new drivers and platform employees necessary to support our current and anticipated growth. Our salaries and wages expense for the second quarter of 2015 benefited from improvements in the productivity of our P&D and platform employees. Our P&D shipments per hour improved 2.1% and 1.1% for the second quarter and first half of 2015, respectively, as compared to the same periods in 2014. Our platform shipments per hour improved 2.7% for the second quarter of 2015 as compared to the second quarter of 2014, and remained consistent between the year-to-date periods compared.

Employee benefit costs increased 9.9% and 12.6% in the second quarter and first half of 2015, respectively, primarily due to the increase in our average number of full-time employees. However, as a percent of salaries and wages, our employee benefit costs improved to 31.5% and 32.3% for the second quarter and first half of 2015, respectively, from 33.0% and 33.6% for the comparable periods of 2014. These improvements included reductions in certain retirement benefit plan expenses in 2015 that are directly linked to the market price of our common stock.

Operating supplies and expenses decreased $16.5 million and $34.8 million in the second quarter and first half of 2015, respectively, as compared to the same prior-year periods. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both average cost per gallon and consumption. Our diesel fuel costs decreased primarily due to decreases of 31.1% and 32.8% in our average cost per gallon during the second quarter and first half of 2015, respectively. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations. Our total miles increased 13.5% and 14.3% in the second quarter and first half of 2015, respectively, while our gallons consumed only increased 10.5% and 11.6% during those same periods. Our consumption trends continued to improve due to certain operational initiatives to increase our average miles per gallon and the increased use of newer, more fuel-efficient equipment. Other operating supplies and expenses remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization increased $4.7 million and $9.3 million, as compared to the second quarter and first half of 2014, primarily due to the assets acquired as part of our 2014 and 2015 capital expenditure plans. Our anticipated capital expenditures for 2015 are higher than our capital expenditures were in 2014 primarily to support our growth. As a result, we expect depreciation costs to increase in future periods. While our investments in real estate, equipment and technology can increase our costs, we believe these investments are necessary to support our strategic initiatives.

Purchased transportation decreased $0.5 million in the second quarter of 2015 as compared to the second quarter of 2014 and increased $0.6 million in the first half of 2015 as compared to the first half of 2014. We primarily utilize purchased transportation services from third-party providers to support our container drayage, truckload brokerage and international freight-forwarding services.  To a lesser extent, we also utilize purchased transportation to maximize the efficient movement of LTL freight within our service center network. We began an initiative to reduce our use of purchased transportation for LTL freight during the second half of 2014. As a result, our purchased transportation expenses decreased to 4.3% of revenue in the second quarter and first half of 2015 from 4.7% of revenue in the second quarter and first half of 2014.

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the second quarter and first half of 2015, our effective tax rate was 38.6%, as compared to 39.0% and 39.6% for the same periods in 2014, respectively.  Our effective tax rates for the three and six months ended June 30, 2014 were impacted by higher state taxes and other discrete tax adjustments.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash and cash equivalents at beginning of period	$34,787	$30,174
Cash flows provided by (used in):
Operating activities	254,225	181,673
Investing activities	(220,902)	(200,343)
Financing activities	(55,321)	8,285
Decrease in cash and cash equivalents	(21,998)	(10,385)
Cash and cash equivalents at end of period	$12,789	$19,789

The change in our cash flows provided by operating activities during the first half of 2015 was due primarily to the $28.4 million increase in net income over the first half of 2014, the receipt of a $31.0 million refund of federal income taxes in 2015 and other fluctuations in certain working capital accounts. In addition, depreciation and amortization expenses increased $9.3 million as compared to the first six months of 2014.

The change in our cash flows used in investing activities was primarily due to fluctuations in our capital expenditure plans as well as the timing of these expenditures during the year. The change in our capital expenditure plans is more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities was primarily due to repurchases of our common stock during the first half of 2015, which is more fully described below under "Stock Repurchase Program," and fluctuations in our senior unsecured revolving line of credit.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases and nonmonetary exchanges, for the six-month period ended June 30, 2015 and the years ended December 31, 2014, 2013 and 2012:

	June 30,	December 31,
(In thousands)	2015	2014	2013	2012
Land and structures	$52,257	$117,487	$126,424	$143,701
Tractors	85,655	91,750	59,317	113,257
Trailers	55,714	80,853	70,042	83,405
Technology	18,840	38,264	15,032	13,950
Other equipment and assets	22,339	39,326	31,391	19,974
Proceeds from sales	(10,351)	(21,866)	(11,235)	(12,018)
Total	$224,454	$345,814	$290,971	$362,269

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending on our needs for, and the availability of, property and equipment.

We currently estimate capital expenditures will be approximately $469.3 million for the year ending December 31, 2015. Approximately $164.7 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $277.8 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $26.8 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. During the three and six months ended June 30, 2015, we repurchased 406,950 shares for $29.1 million and 587,588 shares for $42.4 million, respectively. As of June 30, 2015, we had repurchased a total of 658,208 shares for $47.9 million, and $152.1 million remained authorized under the program.

Financing Agreements

We have two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at June 30, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. Our two remaining unsecured senior note agreements call for periodic principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.68% and 4.87% at June 30, 2015 and December 31, 2014, respectively.

We have a $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011, as amended on November 7, 2014 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Our Credit Agreement matures on August 10, 2016. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	June 30, 2015	December 31, 2014
Facility limit	$200,000	$200,000
Line of credit borrowings	(23,000)	—
Outstanding letters of credit	(68,119)	(63,192)
Available borrowing capacity	$108,881	$136,808

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of restricted payments, including dividends and/or share repurchases, to (i) $40.0 million during the same fiscal quarter or (ii) $200.0 million in the aggregate after November 7, 2014. We did not declare or pay a dividend on our common stock in the first six months of 2015, and we have no current plans to declare or pay a dividend during the remainder of 2015. As of June 30, 2015 we repurchased a total of $47.9 million of our common stock, of which $29.1 million was repurchased during the three months ended June 30, 2015. Our stock repurchases are more fully described above under “Stock Repurchase Program.”

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2015, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry, although other factors, such as changes in the economy, could cause variation in these trends. Operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornados and floods, can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that govern, among other things: the emission and discharge of hazardous materials into the environment; the presence of hazardous materials at our properties or in our vehicles and storage tanks; the transportation of certain materials; and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up for accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of fiscal year 2015 or fiscal year 2016. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other reports and statements that we file with the SEC. Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, such that our total overall pricing is sufficient to cover our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for diesel fuel and other petroleum-based products;

•	the negative impact of any unionization, or the passage of legislation or regulations that could facilitate unionization, of our employees;

•	the challenges associated with executing our growth strategy, including the inability to successfully consummate and integrate any acquisitions;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•	various economic factors such as economic recessions and downturns in customers' business cycles and shipping requirements;

•	increases in driver compensation or difficulties attracting and retaining qualified drivers to meet freight demand;

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

•	the costs and potential liabilities related to various legal proceedings and claims that have arisen in the ordinary course of our business, some of which include class-action allegations;

•	the costs and potential liabilities related to governmental proceedings;

•	various risks arising from our international business operations and relationships;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures during the second quarter of 2015. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1-30, 2015	123,194	$73.61	123,194	$172,072,373
May 1-31, 2015	107,028	$71.67	107,028	$164,401,593
June 1-30, 2015	176,728	$69.78	176,728	$152,068,695
Total	406,950		406,950

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 6, 2015	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 6, 2015	/s/ JOHN P. BOOKER, III
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.