Form 10-Q
period 2015-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2015-11-09
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2015 there were 84,584,328 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2015	December 31,
(In thousands, except share and per share data)	(Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,412	$34,787
Customer receivables, less allowances of $9,237 and $9,069, respectively	337,706	303,170
Other receivables	20,090	44,730
Prepaid expenses and other current assets	30,352	21,085
Deferred income taxes	36,646	29,371
Total current assets	436,206	433,143

Property and equipment:
Revenue equipment	1,361,513	1,158,108
Land and structures	1,158,683	1,088,372
Other fixed assets	362,740	321,310
Leasehold improvements	7,394	6,982
Total property and equipment	2,890,330	2,574,772
Accumulated depreciation	(919,120)	(831,527)
Net property and equipment	1,971,210	1,743,245

Goodwill	19,463	19,463
Other assets	47,606	40,386
Total assets	$2,474,485	$2,236,237

Note: The Condensed Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	September 30,
	2015	December 31,
(In thousands, except share and per share data)	(Unaudited)	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,258	$45,314
Compensation and benefits	144,770	106,200
Claims and insurance accruals	46,356	42,271
Other accrued liabilities	24,411	26,139
Current maturities of long-term debt	90,377	35,714
Total current liabilities	364,172	255,638

Long-term liabilities:
Long-term debt	95,000	120,000
Other non-current liabilities	149,130	145,752
Deferred income taxes	218,770	220,783
Total long-term liabilities	462,900	486,535
Total liabilities	827,072	742,173

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 84,967,313 and 86,094,297 shares outstanding at September 30, 2015 and December 31, 2014, respectively	8,496	8,609
Capital in excess of par value	134,401	134,401
Retained earnings	1,504,516	1,351,054
Total shareholders’ equity	1,647,413	1,494,064
Total liabilities and shareholders’ equity	$2,474,485	$2,236,237

Note: The Condensed Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenue from operations	$779,474	$743,586	$2,237,870	$2,066,849

Operating expenses:
Salaries, wages and benefits	406,592	363,420	1,162,457	1,014,910
Operating supplies and expenses	88,669	111,670	270,108	327,881
General supplies and expenses	24,350	21,931	69,175	61,955
Operating taxes and licenses	23,855	21,338	69,667	61,006
Insurance and claims	10,808	10,118	31,171	27,927
Communications and utilities	6,867	6,320	20,143	19,156
Depreciation and amortization	42,561	37,707	121,120	106,920
Purchased transportation	30,297	34,590	93,147	96,883
Building and office equipment rents	2,395	2,880	7,147	7,899
Miscellaneous expenses, net	3,226	7,350	9,417	13,303
Total operating expenses	639,620	617,324	1,853,552	1,737,840

Operating income	139,854	126,262	384,318	329,009

Non-operating expense (income):
Interest expense	1,163	1,463	3,901	5,161
Interest income	(33)	(19)	(187)	(78)
Other expense, net	1,866	951	2,544	1,761
Total non-operating expense	2,996	2,395	6,258	6,844

Income before income taxes	136,858	123,867	378,060	322,165

Provision for income taxes	52,490	45,958	145,594	124,520

Net income	$84,368	$77,909	$232,466	$197,645

Earnings per share:
Basic	$0.99	$0.90	$2.71	$2.29
Diluted	$0.99	$0.90	$2.71	$2.29

Weighted average shares outstanding:
Basic	85,247,467	86,164,917	85,645,760	86,164,917
Diluted	85,247,467	86,164,917	85,645,760	86,164,917

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$232,466	$197,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,120	106,920
Gain on sale of property and equipment	(2,177)	(2,300)
Deferred income taxes	(9,288)	(7,150)
Other operating activities, net	30,153	(17,100)
Net cash provided by operating activities	372,274	278,015

Cash flows from investing activities:
Purchase of property and equipment	(362,015)	(311,993)
Proceeds from sale of property and equipment	19,372	19,485
Net cash used in investing activities	(342,643)	(292,508)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(36,889)	(35,715)
Net proceeds on revolving line of credit	63,000	28,203
Payments for share repurchases	(79,117)	—
Net cash used in financing activities	(53,006)	(7,512)

Decrease in cash and cash equivalents	(23,375)	(22,005)
Cash and cash equivalents at beginning of period	34,787	30,174
Cash and cash equivalents at end of period	$11,412	$8,169

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2015 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2015.

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

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $185.4 million and $155.7 million at September 30, 2015 and December 31, 2014, respectively. The estimated fair value of our total long-term debt and capital lease obligations was $192.4 million and $165.5 million at September 30, 2015 and December 31, 2014, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. During the three and nine months ended September 30, 2015, we repurchased 539,396 shares for $36.7 million and 1,126,984 shares for $79.1 million, respectively. As of September 30, 2015, we had repurchased a total of 1,197,604 shares for $84.6 million, and $115.4 million remained authorized under the program.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Acquisition of property and equipment by capital lease	$3,552	$—

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the previous revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date for ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, while providing the option to early adopt for fiscal years beginning after December 15, 2016. Transition methods under ASU 2014-09 must be through either (i) retrospective application to each prior reporting periods presented, or (ii) retrospective application with a cumulative effect of this update at the date of initial application. We continue to assess the method of application and impact, if any, of the adoption of ASU 2014-09 on our financial position, results of operations and cash flows.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2015	December 31, 2014
Senior notes	$120,000	$155,714
Revolving credit facility	63,000	—
Capitalized leases and other obligations	2,377	—
Total long-term debt and capital lease obligations	185,377	155,714
Less: Current maturities	(90,377)	(35,714)
Total maturities due after one year	$95,000	$120,000

We had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at September 30, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. Our two remaining unsecured senior note agreements call for periodic principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.68% and 4.87% at September 30, 2015 and December 31, 2014, respectively.

We have a $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011, as amended on November 7, 2014 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Our Credit Agreement matures on August 10, 2016 and the amount outstanding at September 30, 2015 is included in Current Maturities of Long-Term Debt on our Condensed Balance Sheets. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million. At our option, revolving loans under the facility bear interest at either: (a) the Applicable Margin Percentage for Base Rate Loans plus the higher of Wells Fargo’s prime rate, the federal funds rate plus 0.5% per annum, or the one month LIBOR Rate plus 1.0% per annum; (b) the LIBOR Rate plus the Applicable Margin Percentage for LIBOR Loans; or (c) the LIBOR Market Index Rate (“LIBOR Index Rate”) plus the Applicable Margin Percentage for LIBOR Market Index Loans. The Applicable Margin Percentage is determined by a pricing grid in the Credit Agreement and ranges from 1.0% to 1.875% based upon the ratio of debt to total capitalization. The Applicable Margin Percentage remained at 1.0% during each of the three- and nine-month periods ended September 30, 2015 and 2014. Revolving loans under the sweep program bear interest at the LIBOR Index Rate. There were $68.1 million and $63.2 million of outstanding letters of credit at September 30, 2015 and December 31, 2014, respectively.

Capital lease obligations are collateralized by property and equipment with a book value of $3.7 million.

Note 3. Income Taxes

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the three and nine months ended September 30, 2015, our effective tax rate was 38.4% and 38.5%, respectively, as compared to 37.1% and 38.7% for the same periods in 2014, respectively.  Our effective tax rate for the three months ended September 30, 2014 was lower due to a reduction in state taxes.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery through a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. More than 95% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.2	48.9	51.9	49.1
Operating supplies and expenses	11.4	15.0	12.1	15.9
General supplies and expenses	3.1	2.9	3.1	3.0
Operating taxes and licenses	3.1	2.9	3.1	3.0
Insurance and claims	1.4	1.4	1.4	1.3
Communications and utilities	0.9	0.8	0.9	0.9
Depreciation and amortization	5.4	5.1	5.4	5.2
Purchased transportation	3.9	4.6	4.2	4.7
Building and office equipment rents	0.3	0.4	0.3	0.4
Miscellaneous expenses, net	0.4	1.0	0.4	0.6
Total operating expenses	82.1	83.0	82.8	84.1

Operating income	17.9	17.0	17.2	15.9

Interest expense, net *	0.2	0.2	0.2	0.2
Other expense, net	0.2	0.1	0.1	0.1

Income before income taxes	17.5	16.7	16.9	15.6

Provision for income taxes	6.7	6.2	6.5	6.0

Net income	10.8%	10.5%	10.4%	9.6%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2015 and 2014 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
Work days	64	64	—%	191	191	—%
Revenue (in thousands)	$779,474	$743,586	4.8%	$2,237,870	$2,066,849	8.3%
Operating ratio	82.1%	83.0%		82.8%	84.1%
Net income (in thousands)	$84,368	$77,909	8.3%	$232,466	$197,645	17.6%
Diluted earnings per share	$0.99	$0.90	10.0%	$2.71	$2.29	18.3%
LTL tons (in thousands)	2,075	1,946	6.6%	5,980	5,489	8.9%
LTL shipments (in thousands)	2,689	2,407	11.7%	7,615	6,748	12.8%
LTL weight per shipment (lbs.)	1,543	1,617	(4.6)%	1,570	1,627	(3.5)%
LTL revenue per hundredweight	$18.33	$18.62	(1.6)%	$18.22	$18.34	(0.7)%
LTL revenue per shipment	$282.90	$301.08	(6.0)%	$286.07	$298.40	(4.1)%
Average length of haul (miles)	927	929	(0.2)%	928	929	(0.1)%

Our results for the third quarter and first nine months of 2015 include continued growth in revenue, net income and earnings per diluted share. Despite some softening of the domestic economy during the third quarter, we increased our market share as customers continue to respond favorably to our value proposition of premium service at a fair price. We also continued to generate improvement in our revenue per hundredweight, excluding fuel surcharges, which we believe reflects a stable pricing environment during the third quarter. In addition to our revenue growth, we improved our operating ratio for both the quarter and year-to-date periods. As a result, net income and earnings per diluted share increased 8.3% and 10.0%, respectively, for the third quarter of 2015 as compared to the same prior-year period. For the first nine months of 2015, our net income and earnings per diluted share increased 17.6% and 18.3%, respectively.

Revenue

Revenue increased $35.9 million, or 4.8%, as compared to the third quarter of 2014 and $171.0 million, or 8.3%, as compared to the first nine months of 2014. Our revenue growth was driven primarily by increases in LTL tonnage of 6.6% and 8.9% in the third quarter and first nine months of 2015, respectively. Our tonnage growth was primarily due to increases in LTL shipments that were partially offset by a decline in LTL weight per shipment for each respective period.

LTL revenue per hundredweight decreased 1.6% and 0.7% in the third quarter and first nine months of 2015, respectively, as compared to the prior-year periods, due primarily to the decline in fuel surcharge revenue. LTL revenue per hundredweight, excluding fuel surcharges, increased 5.2% and 5.5% in the third quarter and first nine months of 2015, respectively, as compared to the same prior-year periods. These improvements in revenue per hundredweight, excluding fuel surcharges, reflect a commitment to our disciplined yield management process and the positive impact on this metric from declines in weight per shipment. We believe our focus on yield improvement has allowed us to offset rising operating costs, while also allowing us to continue to invest in opportunities that can improve the quality of our service and provide capacity for growth.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U.S. Department of Energy's ("DOE") published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges decreased to 10.0% and 10.8% for the third quarter and first nine months of 2015, respectively, as compared to 15.6% and 15.9% for the respective periods of 2014. These decreases were primarily due to a significant decline in the DOE average price per gallon of diesel fuel between the comparable periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2015 increased $43.2 million, or 11.9%, over the prior-year comparable quarter due to a $33.5 million increase in the costs attributable to salaries and wages and a $9.7 million increase in benefit costs. Salaries, wages and benefits for the first nine months of 2015 increased $147.5 million, or 14.5%, over the prior-year comparable period due to a $117.1 million increase in the costs attributable to salaries and wages and a $30.4 million increase in benefit costs. The increases in salaries and wages, excluding benefits, were due primarily to increases in the number of full-time employees and the impact of annual wage increases provided to employees in September of 2014 and 2015. Our average number of full-time employees increased 12.8% and 14.7% during the third quarter and first nine months of 2015, respectively, over the prior-year comparable periods primarily from the addition of drivers and platform employees necessary to support our growth in shipments. However, our salaries and wages, excluding benefits, benefited from productivity improvements of 2.1% and 1.6% in our P&D shipments per hour for the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014. In addition, our platform shipments per hour improved 1.8% and 0.3% for the third quarter and first nine months of 2015, respectively.

Employee benefit costs increased 11.0% and 12.0% as compared to the third quarter and first nine months of 2014, respectively, primarily due to the increase in our average number of full-time employees. However, as a percent of salaries and wages, our employee benefit costs improved to 32.0% and 32.2% for the third quarter and first nine months of 2015, respectively, from 32.4% and 33.2% for the comparable periods of 2014. These improvements resulted from reductions in certain retirement benefit plan expenses in 2015 that are directly linked to the market price of our common stock, partially offset by increased costs related to enhancements in our paid-time-off benefits.

Operating supplies and expenses decreased $23.0 million and $57.8 million in the third quarter and first nine months of 2015, respectively, as compared to the same prior-year periods. Diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and its cost can vary based on both average cost per gallon and consumption. Our diesel fuel costs decreased primarily due to decreases of 35.7% and 33.8% in our average cost per gallon during the third quarter and first nine months of 2015, respectively. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations. Our gallons consumed increased 8.8% and 10.6% in the third quarter and first nine months of 2015, respectively, which compares favorably to the 11.7% and 14.0% increases in our miles driven during those same periods. Our consumption trends continued to improve due primarily to the increased use of newer, more fuel-efficient equipment. Other operating supplies and expenses remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization increased $4.9 million and $14.2 million, as compared to the third quarter and first nine months of 2014, respectively, primarily due to the assets acquired as part of our 2014 and 2015 capital expenditure plans. Our anticipated capital expenditures for 2015 are higher than our capital expenditures were in 2014 primarily to support our growth and planned equipment replacement cycles. As a result, we expect depreciation costs to increase in future periods. While our investments in real estate, equipment and technology can increase our costs, we believe these investments are necessary to support our strategic initiatives and continued growth.

Purchased transportation decreased $4.3 million and $3.7 million in the third quarter and first nine months of 2015, respectively, as compared to the same periods of 2014. We primarily utilized purchased transportation services from third-party providers to support our container drayage, international freight-forwarding and truckload brokerage services.  To a lesser extent, we also utilized purchased transportation to maximize the efficient movement of LTL freight within our service center network.  We completed an initiative in the fourth quarter of 2014 that reduced our use of purchased transportation for the movement of LTL shipments within our domestic linehaul network. These changes led to increases in other operating costs for the use of our own employees and equipment to move these shipments. In the third quarter of 2015, we initiated additional operational changes that decreased our purchased transportation expenses for container drayage shipments. We anticipate additional reductions in our purchased transportation costs in future periods related to these changes as well as recent operational changes to our international freight forwarding services.

Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.  For the three and nine months ended September 30, 2015, our effective tax rate was 38.4% and 38.5%, respectively, as compared to 37.1% and 38.7% for the same periods in 2014, respectively.  Our effective tax rate for the three months ended September 30, 2014 was lower due to a reduction in state taxes.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash and cash equivalents at beginning of period	$34,787	$30,174
Cash flows provided by (used in):
Operating activities	372,274	278,015
Investing activities	(342,643)	(292,508)
Financing activities	(53,006)	(7,512)
Decrease in cash and cash equivalents	(23,375)	(22,005)
Cash and cash equivalents at end of period	$11,412	$8,169

The change in our cash flows provided by operating activities during the first nine months of 2015 was due primarily to the $34.8 million increase in net income over the first nine months of 2014, the receipt of a $31.0 million refund of federal income taxes in 2015 and other fluctuations in certain working capital accounts. In addition, depreciation and amortization expenses increased $14.2 million as compared to the first nine months of 2014.

The change in our cash flows used in investing activities was primarily due to the increase in our 2015 capital expenditure plan as compared to the capital expenditures in 2014. The changes in our capital expenditures and our capital expenditure plan is more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities was primarily due to repurchases of our common stock of $79.1 million during the first nine months of 2015, which is more fully described below under "Stock Repurchase Program." The cash used for our stock repurchases was partially offset by an additional $34.8 million of net borrowings on our senior unsecured revolving line of credit in the first nine months of 2015 as compared to the first nine months of 2014.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases and nonmonetary exchanges, for the nine-month period ended September 30, 2015 and the years ended December 31, 2014, 2013 and 2012:

	September 30,	December 31,
(In thousands)	2015	2014	2013	2012
Land and structures	$88,908	$117,487	$126,424	$143,701
Tractors	122,895	91,750	59,317	113,257
Trailers	95,041	80,853	70,042	83,405
Technology	24,870	38,264	15,032	13,950
Other equipment and assets	33,853	39,326	31,391	19,974
Proceeds from sales	(19,372)	(21,866)	(11,235)	(12,018)
Total	$346,195	$345,814	$290,971	$362,269

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending on our needs for, and the availability of, property and equipment.

We currently estimate capital expenditures will be approximately $451 million for the year ending December 31, 2015. Approximately $139 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $278 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $34 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. During the three and nine months ended September 30, 2015, we repurchased 539,396 shares for $36.7 million and 1,126,984 shares for $79.1 million, respectively. As of September 30, 2015, we had repurchased a total of 1,197,604 shares for $84.6 million, and $115.4 million remained authorized under the program.

Financing Agreements

We had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at September 30, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. Our two remaining unsecured senior note agreements call for periodic principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The weighted average interest rate on our outstanding senior note agreements was 4.68% and 4.87% at September 30, 2015 and December 31, 2014, respectively.

We have a $200.0 million senior unsecured revolving credit facility pursuant to the terms of a second amended and restated credit agreement dated August 10, 2011, as amended on November 7, 2014 (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders. Our Credit Agreement matures on August 10, 2016. We expect to enter into a new credit agreement prior to the maturity date. Of the $200.0 million line of credit commitments, $150.0 million may be used for letters of credit and $20.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program. We utilize the sweep program to manage our daily cash needs, as the sweep program automatically initiates borrowings to cover overnight cash requirements up to an aggregate of $20.0 million. In addition, we have the right to request an increase in our existing line of credit commitments by an additional $100.0 million in minimum increments of $25.0 million.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	September 30, 2015	December 31, 2014
Facility limit	$200,000	$200,000
Line of credit borrowings	(63,000)	—
Outstanding letters of credit	(68,119)	(63,192)
Available borrowing capacity	$68,881	$136,808

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our Credit Agreement limits the amount of restricted payments, including dividends and/or share repurchases, to (i) $40.0 million during the same fiscal quarter or (ii) $200.0 million in the aggregate after November 7, 2014. We did not declare or pay a dividend on our common stock in the first nine months of 2015, and we have no current plans to declare or pay a dividend during the remainder of 2015. As of September 30, 2015 we repurchased a total of $84.6 million of our common stock, of which $36.7 million was repurchased during the three months ended September 30, 2015. Our stock repurchases are more fully described above under “Stock Repurchase Program.”

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2015, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

•	the costs and potential liabilities related to various legal proceedings and claims that have arisen in the ordinary course of our business, some of which include class-action allegations;

•	the costs and potential liabilities related to governmental proceedings;

•	the costs and potential liabilities related to our international business operations and relationships;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures during the third quarter of 2015. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1-31, 2015	185,612	$68.07	185,612	$139,433,339
August 1-31, 2015	151,016	$70.93	151,016	$128,721,714
September 1-30, 2015	202,768	$65.94	202,768	$115,350,735
Total	539,396		539,396

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

10.17.19
First Amendment to the Second Amended and Restated Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on July 27, 2015)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 9, 2015	/s/ J. WES FRYE
J. Wes Frye
Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 9, 2015	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.17.19
First Amendment to the Second Amended and Restated Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on July 27, 2015)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.