Form 10-K
period 2015-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2016-02-29
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was $4,365,601,240, based on the closing sales price as reported on the NASDAQ Global Select Market.
As of February 26, 2016, the registrant had 83,818,609 outstanding shares of Common Stock ($0.10 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

Forward-Looking Information	1

Part IV		50

Item 15	Exhibits, Financial Statement Schedules	50

Signatures	51
Exhibit Index	52

FORWARD-LOOKING INFORMATION

Forward-looking statements appear in this Annual Report, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulations, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

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

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery, through a single integrated organization. In addition to our core LTL services, we offer a broad range of other value-added services that include container drayage, truckload brokerage, supply chain consulting and warehousing. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while empowering our customers to manage their individual shipping needs. More than 95% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

We were the fourth largest LTL motor carrier in the United States, as measured by 2014 revenue, according to Transport Topics. We have increased our revenue and customer base over the past five years through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our six regions covering the continental United States. We have added 71 service centers since December 31, 2005 (12 of which were added during the past five years) for a total of 225 at December 31, 2015. Our investments over the last five years have allowed us to focus on expansion within our service center network, which has led to increased density throughout our operations.

We believe the growth in the demand for our services can be attributed to our focus on meeting our customers’ supply chain needs from a single point of contact while providing a superior level of customer service at a fair price. Our integrated structure allows us to offer our customers consistent high-quality service from origin to destination, and we believe our operating structure and proprietary information systems enable us to efficiently manage our operating costs.

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

According to the American Trucking Associations, total U.S. transportation revenue in 2014 was $872.1 billion, of which the trucking industry accounted for 80.3%. The LTL sector had revenue in 2014 of $56.7 billion, which represented 6.5% of total U.S. transportation revenue. In contrast to truckload carriers, LTL motor carriers require expansive networks of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. Significant capital is required to create and maintain a network of service centers and a fleet of tractors and trailers. The high fixed costs and capital spending requirements for LTL motor carriers make it difficult for new start-up or small operators to effectively compete with established carriers. In addition, successful LTL motor carriers generally employ, and regularly update, a high level of technology-based systems and processes that provide information to customers and help reduce operating costs.

The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2014 revenue as reported in Transport Topics, the largest 10 and 25 LTL motor carriers accounted for approximately 49% and 60%, respectively, of the total LTL market. We believe consolidation in our industry will continue due to customer demand for transportation providers offering both national and regional LTL as well as other complementary value-added services.

Competition

The transportation and logistics industry is intensely competitive and highly fragmented. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We also compete with, and provide transportation services to, third-party logistics providers that determine both the mode of transportation and the carrier. Some of our competitors may have a broader global network and a wider range of services than we do. We believe competition in our industry is based primarily on service, price, available capacity and business relationships. We believe we are able to gain market share by expanding our capacity and providing high-quality service at a fair price.

Throughout our organization, we continuously seek to improve customer service by maximizing on-time performance and minimizing cargo claims. We believe our transit times are generally faster than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national LTL service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe the combination of these factors provide us with a distinct advantage over most of our competitors.

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

Service Center Operations

At December 31, 2015, we operated 225 service center locations, of which we owned 180 and leased 45. Our network includes ten major breakbulk facilities located in Rialto, California; Atlanta, Georgia; Columbus, Ohio; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located in six regions of the country so that we can provide the highest quality service and minimize freight rehandling costs.

Our service centers are responsible for the pickup and delivery of freight within their local service area. Each night, our service centers load outbound freight for transport to our other service centers for delivery the next business day. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to ensure quality service and efficient operations.

Although we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or through other electronic gateways. Our systems offer direct access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and our customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service offerings.

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

We utilize scheduled routes, and additional linehaul dispatches as necessary to meet our published transit times. In addition, we gain efficiency through the use of twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces cargo loss and damage expenses. We utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be transported behind a tractor than could otherwise be transported by one trailer.

Tractors, Trailers and Maintenance

At December 31, 2015, we owned 7,688 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2015, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	7,688	4.8
Linehaul trailers	21,540	5.6
P&D trailers	8,664	10.3

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2015, 2014 and 2013. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Tractors	$128,911	$91,750	$59,317
Trailers	114,209	80,853	70,042
Total	$243,120	$172,603	$129,359

At December 31, 2015, we operated 38 maintenance centers at strategic service center locations throughout our network. These maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventative maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2015, our largest customer accounted for approximately 3.0% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 9.2%, 14.0% and 20.4% of our revenue, respectively. For each of the previous three years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from international services performed. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities. We also provide access to our systems through multiple gateways that offer our customers and employees maximum flexibility and immediate access to information. We employ vehicle safety systems, on-board and hand-held computer systems, freight handling systems and logistics technology to reduce costs and transit times. Our data systems are integrated in every level within our organization, which we believe is also critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention ("SIR") or deductible. At December 31, 2015, the amounts of our SIR and/or deductibles were as follows: $2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, $100,000 per claim for cargo loss and damage, $1.0 million per occurrence for workers’ compensation claims and $500,000 per occurrence (with a $400,000 aggregate over our retention level) for group health claims.

We believe that our policy of maintaining an SIR or deductible for a portion of our risks, supported by our safety and loss prevention programs, is an effective means of managing insurance costs. We periodically review our risk exposure and insurance coverage applicable to those risks and we believe that we maintain sufficient insurance coverage.

Diesel Fuel Availability and Cost

We depend heavily upon the availability and quality of diesel fuel to provide our transportation services. We maintain fuel storage and pumping facilities at certain service center locations as the primary source for fueling our fleet, and we utilize over-the-road fueling options at retail locations as necessary. We could be susceptible to regional and/or national fuel shortages, which could cause us to incur additional expense in order to obtain an adequate supply within our own fueling network or cause us to rely more heavily on higher-priced retail fuel.

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

Employees

As of December 31, 2015, we employed 17,931 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	9,480
Platform	3,224
Fleet technicians	538
Sales, administrative and other	4,689
Total	17,931

As of December 31, 2015, we employed 4,903 linehaul drivers and 4,577 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided the opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 2,601 active drivers who have successfully completed this training, which was approximately 27% of our driver workforce as of December 31, 2015. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 5.4%, which is below our Company-wide turnover rate for all drivers of approximately 10.3%.

We reward our drivers who maintain safe driving records with annual bonuses of up to $3,000 per driver. Our driver safety bonuses totaled $3.4 million, $3.1 million and $2.8 million in 2015, 2014 and 2013, respectively.

Governmental Regulation

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration ("TSA") and Customs and Border Protection ("CBP") within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing transportation services.

In October 2009, the U.S. Court of Appeals for the District of Columbia Circuit ordered the Federal Motor Carrier Safety Administration (the "FMCSA") to review and re-issue rules governing hours of service for commercial truck drivers. On December 22, 2011, the FMCSA issued its final rule, which mandated compliance by July 1, 2013. The 2011 rule reduced the maximum number of hours a truck driver could work each week to 70 hours from the former 82-hour limit. The 2011 rule maintained the maximum 11-hour daily driving limit, but required drivers to take a 30-minute break prior to working beyond eight hours. The 2011 rule also modified the “34-hour restart” provision to include two periods of rest between 1 a.m. and 5 a.m., and limited a restart to once every 168 hours. On December 16, 2014, however, the 2015 Omnibus Appropriations Bill temporarily suspended enforcement of certain aspects of the restart provisions until September 30, 2015.  Specifically, the new law temporarily eliminated the requirements for two rest periods between 1 a.m. and 5 a.m. and the 168-hour minimum restart provision.  The law directed the Secretary of the DOT to conduct a field study of the operational, safety, health and fatigue aspects of the restart provisions in effect before and after July 1, 2013. The DOT completed the field study within the mandated September 30, 2015 deadline and submitted its findings to the Office of the Inspector General for review. Results and conclusions from this study have not been submitted to Congress or released publicly; therefore, certain aspects of the restart provisions remain temporarily suspended.

Implementation of the 2011 rule on July 1, 2013 required us to make certain changes in our operating procedures. These changes increased our operating costs by limiting the productivity of our drivers. While the suspension of certain aspects of the restart provisions has allowed us to regain some of this lost productivity, the suspension is temporary and our operating costs could be adversely impacted when final rules are implemented.

On December 16, 2015, the FMCSA issued final rules to mandate the use of electronic logging devices (“ELDs”) to automatically record driving time for hours of service reporting. Generally, carriers must comply with these new requirements by December 18, 2017. We currently utilize ELDs in all of our Company-owned vehicles and do not believe this new requirement will have a significant impact on our operations.

We are subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2016 or fiscal year 2017. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Available Information

Through our website, http://www.odfl.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), as soon as practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The public may read or copy any document we file with the SEC at the SEC’s website, http://www.sec.gov (File No. 0-19582), or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-2736. The SEC can be reached at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Information contained on our website is neither part of nor incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.

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

•	we may be unable to continue to collect fuel surcharges or our fuel surcharge program may become ineffective in mitigating the impact of fluctuating costs for fuel and other petroleum-based products;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;

•	a trend towards consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing.

If we are unable to effectively compete with other LTL carriers, whether on the basis of price, service or otherwise, we may be unable to retain existing customers or attract new customers, either of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, continued merger and acquisition activity in transportation and logistics could result in stronger or new competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated LTL industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

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

The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations because:

•	restrictive work rules could hamper our efforts to improve and sustain operating efficiency;

•	restrictive work rules could impair our service reputation and limit our ability to provide next-day services;

•	a strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships;

•	shippers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages; and

•	an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding our capacity and broadening the scope of our service offerings. In connection with our growth strategy, at various times, we have expanded and upgraded service centers, purchased additional equipment and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	shortages of suitable real estate may limit our growth and could cause congestion in our service center network, which could result in increased operating expenses;

•	growth may strain our management, capital resources, information systems and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs; and

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges.

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

Although we have not completed an acquisition since 2008, growth through acquisitions has been a key component of our LTL growth strategy throughout our history. In the future, we may seek to acquire other LTL carriers as well as other complementary businesses. Exploration of potential acquisitions requires significant attention from our management team. In addition, we expect to compete for acquisition opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot ensure that we will have sufficient cash to consummate an acquisition or otherwise be able to obtain financing for any acquisition. If we are unable to access sufficient funding for potential acquisitions, we may not be able to complete transactions that we otherwise find advantageous.

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

Adverse economic conditions can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, due to disruptions in the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight.

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

We also are subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and could adversely affect our profitability, our ability to maintain or grow our fleet and our ability to maintain our customer relationships.

From time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers and such shortages may recur in the future. Due in part to the time commitment, physical requirements, our stringent Company hiring standards and current industry conditions, the available pool of qualified employee drivers has been declining. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. The compensation we offer our drivers is subject to market conditions that may require increases in driver compensation. If we are unable to attract and retain a sufficient number of qualified drivers, we could be required to adjust our compensation packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

The FMCSA’s CSA initiative could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

The FMCSA’s Compliance, Safety, Accountability initiative ("CSA") is an enforcement and compliance program designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action.

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability to maintain an acceptable score could be adversely impacted. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the “FAST Act”) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMCSA. If we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in a loss of business.

The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. We have insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to our SIRs and deductibles. Our operating results would be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment; or (iii) claims exceed our excess coverage amounts. If claims exceed our SIR or deductible levels, insurance companies exit the transportation insurance marketplace, or insurance market conditions change, insurers could raise premiums for excess coverage to cover their expenses and anticipated future losses.  In addition, insurance companies generally require us to collateralize our SIR or deductible levels. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

Healthcare legislation may increase our costs and reduce our future profitability.

To attract and retain employees, we maintain a competitive health insurance plan for our employees and their dependents. We cannot predict the impact that any state or federal healthcare legislation or regulation will have on our operations, but we expect costs associated with providing benefits under employee medical plans and healthcare-related costs associated with workers' compensation to continue to increase. Rising healthcare costs in the United States could result in significant long-term costs to us, which could have a material adverse effect on our operating results. In addition, rising healthcare costs could force us to make further changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

Limited supply and increased costs of new equipment may adversely affect our earnings and cash flow.

We may face difficulty in purchasing new equipment due to decreased supply and increased costs. Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors and trailers from equipment manufacturers to operate and grow our business. We may also be subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel.

The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. We are subject to regulations issued by the U.S. Environmental Protection Agency (the “EPA”) and various state agencies that have required progressive reductions in exhaust emissions from diesel engines. These regulations have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and results of operations.

We may be adversely impacted by fluctuations in the availability and price of diesel fuel.

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Despite the recent decline in diesel fuel prices, future increases in such prices and decreases in diesel fuel availability could have a material adverse effect on our operating results. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalances. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to ensure adequate supply on a timely basis and to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

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

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, and may include class-action allegations. We are also subject to potential governmental proceedings and claims. The parties in such legal actions may seek amounts from us that may not be covered in whole or in part by insurance.  Defending ourselves against such legal actions could result in significant costs and could require a substantial amount of time and effort by our management team. We cannot predict the outcome of litigation or governmental proceedings to which we are a party or whether we will be subject to future legal actions. As a result, the potential costs associated with legal actions against us could adversely affect our business, financial condition or results of operations.

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

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the TSA and CBP within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing transportation services.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters.

Our operations are subject to seasonal trends common in our industry. Our operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh weather and disaster, whether natural or man-made, can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

If we are unable to retain our key employees, or if we do not effectively execute our succession plan, our financial condition, results of operations and liquidity could be adversely affected.

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operations and liquidity if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of our business. If we are unable to continue to develop and retain a core group of management personnel and execute succession planning strategies, or we encounter any unforeseen difficulties associated with the recent transition of members of our management team, our business could be negatively impacted in the future.

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

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements could change the way we record revenues, expenses, assets and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations and/or access to capital.

Our information technology systems are subject to cyber and other risks, some of which are beyond our control, which could have a material adverse effect on our business, results of operations and financial position.

We are reliant on the proper functioning and availability of our information systems for our operations as well as providing a value-added service to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer credit card and transaction data, employee records and key financial and operational results and statistics. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks. Although our information systems are protected through physical and software safeguards as well as redundant systems, network security measures and backup systems, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

We rely heavily on information technology systems and any disruption to our technology infrastructure or failures of essential services upon which our information technology platforms rely could cause us to incur costs or result in a loss of business, which may have a material adverse effect on our results of operations and financial condition.

Our information technology systems are complex and require ongoing investments and enhancements to meet both internal requirements and the requirements of our customers. Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers. We have no control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems or failures in the services upon which our information technology platforms rely, which may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

Damage to our reputation through unfavorable publicity could adversely affect our financial condition.

In the current environment of instantaneous communication and social media outlets, the quick and broad dissemination of information through media sources could cause damaging information about us, whether accurate or not, to be broadly publicized.  Unfavorable publicity about the Company or our employees could damage our reputation and may result in a reduction in demand for our services or the loss of customers that could have a negative impact on our financial condition, results of operations and liquidity.  This unfavorable publicity could also require the need to allocate significant resources to the rebuilding of our reputation.

Anti-terrorism measures may disrupt our business.

Federal, state and municipal authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our deliveries, we may fail to meet the requirements of our customers or incur increased expenses to do so. There can be no assurance that new anti-terrorism measures will not be implemented and that such measures will not have a material adverse effect on our operations.

A decrease in the demand and value of used equipment may impact our results of operations.

As we purchase new tractors and trailers as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry as well as adverse domestic and foreign economic conditions can negatively impact the demand for used equipment and, therefore, reduce the value we can obtain on our used equipment. If we are unable to sell our older equipment at or above our salvage value, the resulting losses could have a significant impact on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 168,000 square feet on 31.8 acres of land. At December 31, 2015, we operated 225 service centers, of which 180 were owned and 45 were leased. Our owned service centers include most of our larger facilities and account for approximately 90% of the total door capacity in our network. We own each of our major breakbulk facilities listed below and have provided the number of doors as of December 31, 2015.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Harrisburg, Pennsylvania	300
Memphis, Tennessee	267
Rialto, California	265
Dallas, Texas	234
Atlanta, Georgia	227
Greensboro, North Carolina	219
Columbus, Ohio	211
Salt Lake City, Utah	181

Our 225 facilities are strategically dispersed over the states in which we operate. At December 31, 2015, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without incurring any material negative impact on service to our customers or our operating results.

We also own eight non-operating service center properties. Three of these properties are leased to third parties with lease terms that range from month-to-month to a lease that expires in 2036.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market ("Nasdaq") under the symbol ODFL. At February 23, 2016, there were 37,871 holders of our common stock, including 121 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2015 or 2014, and we have no current plans to declare or pay any dividends on our common stock during fiscal year 2016.

Our senior unsecured credit agreement includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the credit agreement are ongoing (or would be caused by such restricted payment).

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by Nasdaq:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$80.96	$76.98	$74.86	$65.78
Low	$69.50	$67.25	$60.40	$56.80

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$57.48	$65.35	$72.63	$81.48
Low	$49.76	$53.63	$61.17	$62.17

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1-31, 2015	302,758	$62.67	302,758	$96,378,316
November 1-30, 2015	252,677	$63.43	252,677	$80,350,794
December 1-31, 2015	—	$—	—	$80,350,794
Total	555,435	$63.01	555,435

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

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2010, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the NASDAQ Industrial Transportation Index, for the five-year period ended December 31, 2015.

Cumulative Total Return

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Old Dominion Freight Line, Inc.	$100	$127	$161	$249	$364	$277
S&P 500 Total Return Index	$100	$102	$118	$157	$178	$181
NASDAQ Industrial Transportation Index	$100	$104	$111	$158	$191	$147

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts)
	2015	2014	2013	2012	2011
Operating Data:
Revenue from operations	$2,972,442	$2,787,897	$2,337,648	$2,134,579	$1,903,800
Depreciation and amortization expense	165,343	146,466	127,072	110,743	90,820
Total operating expenses	2,474,202	2,346,590	1,999,210	1,849,325	1,669,728
Operating income	498,240	441,307	338,438	285,254	234,072
Interest expense, net (1)	5,001	6,502	9,473	11,428	13,887
Provision for income taxes	185,327	165,000	122,573	103,646	80,614
Net income	304,690	267,514	206,113	169,452	139,470

Per Share Data:
Diluted earnings per share	$3.57	$3.10	$2.39	$1.97	$1.63

Balance Sheet Data:
Cash and cash equivalents	$11,472	$34,787	$30,174	$12,857	$75,850
Current assets (2)	381,730	403,772	309,730	254,974	312,386
Total assets (2)	2,466,504	2,206,866	1,908,840	1,692,460	1,493,608
Current liabilities	285,402	255,638	232,122	225,139	204,810
Long-term debt (including current maturities)	133,805	155,714	191,429	240,407	269,185
Shareholders’ equity	1,684,637	1,494,064	1,232,082	1,025,969	856,519

(1)	For the purpose of this table, interest expense is presented net of interest income.

(2)
Prior-year balance sheets have been adjusted to reflect the adoption of Accounting Standards Update ("ASU") 2015-17 in order to conform to the current period presentation. For additional information regarding ASU 2015-17, please refer to "Recent Accounting Pronouncements" included in Note 1 of Item 8, "Financial Statements and Supplementary Data" in this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery, through a single integrated organization. In addition to our core LTL services, we offer a broad range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. More than 95% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary cost elements are direct wages and benefits associated with the movement of freight, operating supplies and expenses, which include diesel fuel, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows for industry-wide comparisons with our competitors.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics that we use to monitor and enhance our processes.

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2015	2014	2013
Revenue from operations	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	52.8	49.6	50.1
Operating supplies and expenses	11.9	15.5	16.5
General supplies and expenses	3.0	3.0	3.0
Operating taxes and licenses	3.1	3.0	3.1
Insurance and claims	1.3	1.3	1.3
Communication and utilities	0.9	0.9	1.0
Depreciation and amortization	5.6	5.3	5.4
Purchased transportation	3.9	4.6	4.5
Building and office equipment rents	0.3	0.4	0.5
Miscellaneous expenses, net	0.4	0.6	0.1
Total operating expenses	83.2	84.2	85.5
Operating income	16.8	15.8	14.5
Interest expense, net (1)	0.2	0.2	0.4
Other expense, net	0.1	0.1	—
Income before income taxes	16.5	15.5	14.1
Provision for income taxes	6.2	5.9	5.3
Net income	10.3%	9.6%	8.8%

(1)	For the purpose of this table, interest expense is presented net of interest income.

2015 Compared to 2014

Key financial and operating metrics for 2015 and 2014 are presented below:

	2015	2014	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,972,442	$2,787,897	$184,545	6.6
Operating ratio	83.2%	84.2%
Net income (in thousands)	$304,690	$267,514	$37,176	13.9
Diluted earnings per share	$3.57	$3.10	$0.47	15.2
LTL tons (in thousands)	7,938	7,391	547	7.4
LTL shipments (in thousands)	10,129	9,073	1,056	11.6
LTL weight per shipment (lbs.)	1,567	1,629	(62)	(3.8)
LTL revenue per hundredweight	$18.23	$18.33	$(0.10)	(0.5)
LTL revenue per shipment	$285.67	$298.65	$(12.98)	(4.3)
LTL revenue per intercity mile	5.11	5.38	(0.27)	(5.0)
LTL intercity miles (in thousands)	566,210	503,923	62,287	12.4
Average length of haul (miles)	928	928	—	—

In 2015, we produced revenue growth of 6.6%, increased net income by 13.9% and increased diluted earnings per diluted share by 15.2%. These results were achieved during a period of general softening in the domestic economic environment. We believe our revenue growth was primarily driven by an increase in tonnage attributable to winning additional market share, as our new and existing customers increasingly respond to the value of our premium service. Our tonnage growth resulted from an increase in shipments, which was partially offset by the decline in weight per shipment. We believe our long-term strategy of providing industry-leading service continues to drive our market share growth, while also allowing us to remain committed to our disciplined yield management process.

Our tonnage growth during 2015 led to increased density within our freight movement operations and service center network. The additional freight density and our focus on operational efficiency led to productivity improvements in both of our platform and P&D operations. These improvements, when combined with our disciplined yield management process, generated a 100 basis-point improvement in our operating ratio in 2015, which represents the sixth consecutive year that our operating ratio has improved at least 100 basis points. As a result, our net income and earnings per diluted share in 2015 were $304.7 million and $3.57, respectively.

Revenue

Our revenue in 2015 increased $184.5 million, or 6.6% as compared to 2014. LTL tonnage increased 7.4% primarily due to the 11.6% increase in LTL shipments, although our tonnage growth was affected by a 3.8% decrease in weight per shipment. We attribute the decline in weight per shipment in 2015 to softening economic conditions and changes in the mix of our freight.

LTL revenue per hundredweight decreased 0.5% to $18.23 in 2015, primarily due to declines in our fuel surcharges. LTL revenue per hundredweight, excluding fuel surcharges, increased 5.7% in 2015 as compared to 2014, which includes the positive effect on this metric from a decrease in weight per shipment. We believe the increase in revenue per hundredweight, excluding fuel surcharges, reflects our continued commitment to a disciplined yield management process and a relatively stable pricing environment.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U.S. Department of Energy's ("DOE") published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 10.4% of revenue in 2015 from 15.5% in 2014, primarily due to a decrease in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges, and our costs at the customer level. We address individual customer profitability issues to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $188.5 million, or 13.6% in 2015 due to a $143.6 million increase in salaries and wages and a $44.9 million increase in benefit costs.  The increase in salaries and wages, excluding benefits, was primarily due to an increase in the average number of full-time employees of 2,063, or 13.5%, over 2014, as well as annual wage increases provided to our employees in September of 2014 and 2015. The increase in full-time employees was necessary to provide capacity for the increase in shipments during the year. We also implemented certain operational initiatives that decreased our reliance on purchased transportation providers and increased our utilization of Company employees and equipment. The additional freight density contributed to a slight improvement in our P&D and platform shipments per hour, which improved 1.1% and 1.8%, respectively from 2014. Our aggregate productive labor costs increased to 27.9% of revenue in 2015 as compared to 25.8% in 2014, while our other salaries and wages increased to 11.9% of revenue in 2015 as compared to 11.5% in 2014.

Employee benefit costs increased $44.9 million, or 13.2% primarily due to an increase in the number of full-time employees eligible for benefits, certain enhancements to paid-time-off benefits and an increase in our workers compensation expense. These increases were partially offset by a reduction in expense for certain retirement benefit plans directly linked to the share price of our common stock. In the fourth quarter of 2015 our group health costs increased and we anticipate this trend to continue into 2016. Employee benefit costs in 2015 were 32.6% of salaries and wages as compared to 32.8% in 2014.

Operating supplies and expenses decreased $78.8 million in 2015 as compared to 2014. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our diesel fuel costs decreased primarily due to a 33.7% decrease in our average cost per gallon during 2015 as compared to the prior year. This decrease was partially offset by an increase in fuel consumption of 9.1%, primarily due to an 11.6% increase in linehaul and P&D miles driven. Our fuel consumption benefited from an overall improvement in miles per gallon, which continues to improve as we add newer, more fuel-efficient equipment to our operations. The additional fuel consumption resulted in an increase in fuel taxes, which increased our operating taxes and licenses. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization expenses increased $18.9 million primarily due to the assets acquired through our 2015 and 2014 capital expenditures. As a percent of revenue, our depreciation and amortization expense increased to 5.6% in 2015 compared to 5.3% in 2014. While our investments in real estate, equipment and technology can increase our costs, we believe these investments are necessary to support our continued growth and strategic initiatives.

Purchased transportation expense decreased $13.0 million, or 10.1% in 2015 as compared to 2014. We primarily utilized purchased transportation services from third-party providers to support our container drayage, international freight-forwarding and truckload brokerage services. We also utilized purchased transportation to perform limited P&D services in our LTL operations. The decrease in purchased transportation was primarily due to operational improvement initiatives to reduce our use of third-party providers for the movement of our customers’ shipments.

Our effective tax rate in 2015 was 37.8% as compared to 38.1% in 2014. Our effective tax rates in 2015 and 2014 were favorably impacted by various tax credits, including credits for the use of alternative fuel in our operations. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

2014 Compared to 2013

Key financial and operating metrics for 2014 and 2013 are presented below:

	2014	2013	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,787,897	$2,337,648	$450,249	19.3
Operating ratio	84.2%	85.5%
Net income (in thousands)	$267,514	$206,113	$61,401	29.8
Diluted earnings per share	$3.10	$2.39	$0.71	29.7
LTL tons (in thousands)	7,391	6,325	1,066	16.9
LTL shipments (in thousands)	9,073	7,942	1,131	14.2
LTL weight per shipment (lbs.)	1,629	1,593	36	2.3
LTL revenue per hundredweight	$18.33	$17.95	$0.38	2.1
LTL revenue per shipment	$298.65	$285.85	$12.80	4.5
LTL revenue per intercity mile	$5.38	$5.28	$0.10	1.9
LTL intercity miles (in thousands)	503,923	429,709	74,214	17.3
Average length of haul (miles)	928	936	(8)	(0.9)

Our 2014 financial results reflected strong increases in revenue, net income and earnings per diluted share. Our revenue increased 19.3% to $2.79 billion and our operating ratio improved by 130 basis points to 84.2%, which represented the fifth consecutive year that our operating ratio has improved by more than 100 basis points. As a result, our net income increased 29.8% from the prior-year period to $267.5 million in 2014.

Our revenue growth in 2014 was driven by a 16.9% increase in LTL tons combined with a 2.1% increase in revenue per hundredweight. Our tonnage growth was primarily the result of market share gains from new and existing customers that desire the value of superior service at a fair price. This growth increased density throughout our operations, which contributed to our improved profitability for the year. Our growth has required continuous and significant investments in our service center network, equipment, technology and employees. As a result, our capital expenditures were $367.7 million in 2014 and were even higher in 2015. In addition, we added 2,370 full-time employees in 2014, which included an increase in our total number of drivers of 1,253, or 16.8%. We believe these investments provided the additional capacity needed to meet demand, and positioned us well for anticipated future growth.

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

LTL revenue per hundredweight increased 2.1% to $18.33 in 2014, despite declines in fuel surcharge rates, the decrease in length of haul and the increase in weight per shipment, each of which generally has the effect of lowering this metric. LTL revenue per hundredweight, excluding fuel surcharges, increased 2.8% in 2014 as compared to 2013. We believe the increase in revenue per hundredweight reflected our disciplined yield management process and a favorable pricing environment that resulted from general capacity constraints in the LTL industry.

Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 15.5% of revenue in 2014 from 16.1% in 2013, primarily due to a decrease in the average price per gallon for diesel fuel for those comparative periods. Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the DOE's published diesel fuel prices that reset each week. Fluctuations in fuel surcharges between the periods are primarily the result of changes in the underlying price of diesel fuel. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $210.5 million, or 18.0% in 2014 due to a $170.4 million increase in salaries and wages and a $40.1 million increase in benefit costs.  The increases in salaries and wages, excluding benefits, were primarily due to the 13.5% increase in the average number of full-time employees over 2013 and the annual wage increases in 2013 and 2014. The increase in employees primarily related to our productive labor workforce, which was necessary to keep pace with our increased volumes during the year. In addition to the increase in employees, our costs were also impacted by a productivity decline in our platform operations that increased these costs as a percent of revenue. Our aggregate productive labor costs increased to 25.8% of revenue in 2014 as compared to 25.5% in 2013, while our other salaries and wages improved to 11.5% of revenue in 2014 as compared to 11.7% in 2013.

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

Operating supplies and expenses increased $47.5 million in 2014 as compared to 2013, although these costs as a percent of revenue improved to 15.5% of revenue in 2014 from 16.5% in 2013. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both consumption and average price per gallon. Our total miles driven in 2014 increased 16.4% as compared to 2013, which compared favorably to our diesel fuel consumption, which increased only 13.0% during the same period. Our consumption trends continued to improve due to certain operational initiatives to increase our average miles per gallon and the increased use of new fuel-efficient equipment. Our cost of diesel fuel, excluding fuel taxes, also benefited from a decrease in our average cost per gallon of 4.3% for 2014 from 2013. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization expense increased $19.4 million primarily due to the increase in depreciable assets acquired through our 2014 and 2013 capital expenditure plans. As a percent of revenue, our depreciation and amortization expense decreased to 5.3% in 2014 as compared to 5.4% in 2013.

Purchased transportation expense increased $22.9 million, or 21.5%, in 2014 as compared to 2013. These costs, however, were relatively consistent as a percent of revenue between the periods compared. We primarily utilized purchased transportation services from third-party providers in 2014 to support our container drayage, truckload brokerage and international freight-forwarding services. To a lesser extent, we also utilized purchased transportation in our LTL operations to maximize the efficient movement of freight.

Miscellaneous expenses, net, increased $15.6 million in 2014 due to changes in our gains and losses recognized on the sale of operating assets, increased consulting costs associated with our ongoing technology enhancement efforts and increased legal costs. Net gains on the sales of operating assets in 2014 were $0.7 million as compared to net gains of $5.7 million in 2013.

Our effective tax rate for 2014 was 38.1% as compared to 37.3% in 2013. Our effective tax rates in 2014 and 2013 were favorably impacted by various tax credits, including credits for the use of alternative fuel in operations. Our effective tax rate generally exceeded the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2015	2014	2013
Cash and cash equivalents at beginning of year	$34,787	$30,174	$12,857
Cash flows provided by (used in):
Operating activities	553,880	391,674	350,666
Investing activities	(437,617)	(345,814)	(284,371)
Financing activities	(139,578)	(41,247)	(48,978)
Increase (decrease) in cash and cash equivalents	(23,315)	4,613	17,317
Cash and cash equivalents at end of year	$11,472	$34,787	$30,174

The change in our cash flows provided by operating activities in 2015 from 2014 was due primarily to fluctuations within our working capital accounts, which include changes in income taxes, customer receivables and certain accrued liabilities. In addition, an increase in our net income and higher depreciation and amortization expenses in 2015 as compared to 2014, as described above in “Results of Operations,” also resulted in increased cash flows provided by operating activities.

The change in our cash flows provided by operating activities in 2014 from 2013 was due primarily to the significant improvement in our net income and higher depreciation and amortization expenses in 2014 as compared to 2013, which is more fully described above in “Results of Operations.” Other changes in our cash flows provided by operating activities are related to various fluctuations within our working capital accounts.

The changes in our cash flows used in investing activities were primarily due to increases in our capital expenditure plan each year. The changes in our capital expenditure plan are more fully described below in “Capital Expenditures.”

The changes in our cash flows used in financing activities were primarily due to repurchases of our common stock, which is more fully described below in "Stock Repurchase Program." In addition, scheduled principal payments under our long-term debt agreements and fluctuations in our senior unsecured revolving line of credit also impacted our cash flows used in financing activities in each of the years compared.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases and nonmonetary exchanges, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Land and structures	$153,460	$117,487	$126,424
Tractors	128,911	91,750	59,317
Trailers	114,209	80,853	70,042
Technology	32,044	38,264	15,032
Other equipment and assets	36,987	39,326	31,391
Less: Proceeds from sales	(24,442)	(21,866)	(11,235)
Total	$441,169	$345,814	$290,971

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the areas we are looking to expand. Our capital expenditures for tractors and trailers were higher in each of 2015 and 2014 as compared to the previous year due to the volume of equipment scheduled for replacement in those years as well as the equipment needs for anticipated growth. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $440 million for the year ending December 31, 2016. Approximately $180 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $220 million is allocated for the purchase of tractors and trailers; and approximately $40 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. During the twelve months ended December 31, 2015, we repurchased 1,682,419 shares for $114.1 million. During the twelve months ended December 31, 2014, we repurchased 70,620 shares for $5.5 million. As of December 31, 2015, we had repurchased a total of 1,753,039 shares for $119.6 million, and $80.4 million remained authorized under the program.

Financing Agreements

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "2015 Credit Agreement"). The 2015 Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit. We may also request an increase in the line of credit commitments up to an aggregate of $350.0 million, which may include Term Loan Commitments, in minimum increments of $25.0 million. Of the $250.0 million line of credit commitments, up to $100.0 million may be used for letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs.

The amounts outstanding and remaining borrowing capacity under our revolving credit facilities are presented below:

	December 31,
(In thousands)	2015	2014
Facility limit	$250,000	$200,000
Line of credit borrowings	(12,317)	—
Outstanding letters of credit	(67,719)	(63,192)
Available borrowing capacity	$169,964	$136,808

At our option, borrowings under the 2015 Credit Agreement bear interest at either: (i) LIBOR plus an applicable margin (based on our ratio of debt-to-total capitalization) that ranges from 1.0% to 1.50%; or (ii) a Base Rate plus an applicable margin (based on our ratio of debt-to-total capitalization) that ranges from 0.0% to 0.5%. Loans under the Sweep Program bear interest at the LIBOR plus applicable margin rate. Letter of credit fees equal to the applicable margin for LIBOR and Base Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.125% to 0.2% (based upon the ratio of debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the 2015 Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For the periods covered under the 2015 Credit Agreement, the applicable margin and letter of credit fees were 1.0% and commitment fees were 0.125%.

The 2015 Credit Agreement superseded and replaced our previous five-year, $200.0 million senior unsecured revolving credit facility dated August 10, 2011, as amended on November 7, 2014 (the "2011 Credit Agreement"). For periods in 2015 and 2014 under the 2011 Credit Agreement, the applicable margin and letter of credit fees were 1.0%, and commitment fees were 0.175%.

The 2015 Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of Old Dominion would be required to guarantee payment of all of our obligations under the 2015 Credit Agreement.

The 2015 Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the 2015 Credit Agreement are ongoing (or would be caused by such restricted payment). We did not declare or pay a cash dividend on our common stock in 2015 or 2014, and we have no plans to declare or pay a cash dividend in 2016. Our share repurchases are described above in “Stock Repurchase Program.”

We had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at December 31, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. These notes include scheduled principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 4.68% and 4.87% at December 31, 2015 and 2014, respectively.

With the exception of borrowings pursuant to the 2015 Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our revolving credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2015, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our 2015 Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Senior Notes	$137,587	$29,887	$57,311	$4,311	$46,078
Revolving credit facility	12,317	—	—	12,317	—
Capital lease obligations	1,492	1,492	—	—	—
Operating lease obligations	65,906	13,761	17,176	8,101	26,868
Purchase obligations	57,812	57,812	—	—	—
Total	$275,114	$102,952	$74,487	$24,729	$72,946

(1)
Contractual obligations include principal and interest on our senior notes; borrowings under our 2015 Credit Agreement; capital lease obligations for computer equipment; operating leases consisting primarily of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2016. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated economic lives. We use historical experience, certain assumptions and estimates in determining the economic life of each asset. When indicators of impairment exist, we review property and equipment for impairment due to changes in operational and market conditions, and we adjust the carrying value and economic life of any impaired asset as appropriate.

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

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2015. Our employment agreements with Earl E. Congdon and David S. Congdon are incorporated by reference as exhibits to this report. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon, Jr. serves as Chairman of the Board of Directors of Leasing. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. We have historically collaborated with Leasing for the purchase of certain equipment and fuel. Our collaboration with Leasing for the purchase of fuel ended in the fourth quarter of 2015. We do not believe that the termination of this arrangement, or any other arrangement with Leasing, will have a material adverse impact on our financial results.

We purchased $313,000, $298,000 and $299,000 of maintenance and other services from Leasing in 2015, 2014 and 2013, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We received $12,000, $17,500 and $18,000 from Leasing for the rental of property in 2015, 2014 and 2013, respectively.

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

We are exposed to interest rate risk directly related to loans, if any, under our 2015 Credit Agreement, which have variable interest rates. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2015, the cash value for variable life insurance contracts was $35.6 million of the $37.8 million of aggregate cash values for all life insurance contracts included on our Balance Sheets. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $3.6 million impact on our pre-tax income.

We are exposed to market risk for awards granted under our employee and director phantom stock plans. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the closing price of our common stock at that date. At December 31, 2015, the total liability for unsettled awards granted under our employee and director phantom stock plans totaled $25.3 million. A 10% change in the price of our common stock at December 31, 2015 would have had a $2.5 million impact on our operating income in 2015 with respect to these plans.

We are also exposed to commodity price risk related to diesel fuel prices and manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

For further discussion related to these risks, see Notes 2 and 7 of the Notes to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.
BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,472	$34,787
Customer receivables, less allowances of $8,976 and $9,069, respectively	310,501	303,170
Other receivables	34,547	44,730
Prepaid expenses and other current assets	25,210	21,085
Total current assets	381,730	403,772
Property and equipment:
Revenue equipment	1,358,317	1,158,108
Land and structures	1,221,250	1,088,372
Other fixed assets	365,673	321,310
Leasehold improvements	7,585	6,982
Total property and equipment	2,952,825	2,574,772
Less: Accumulated depreciation	(929,377)	(831,527)
Net property and equipment	2,023,448	1,743,245
Goodwill	19,463	19,463
Other assets	41,863	40,386
Total assets	$2,466,504	$2,206,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,774	$45,314
Compensation and benefits	124,589	106,200
Claims and insurance accruals	44,917	42,271
Other accrued liabilities	22,634	26,139
Current maturities of long-term debt	26,488	35,714
Total current liabilities	285,402	255,638
Long-term debt	107,317	120,000
Other non-current liabilities	154,094	145,752
Deferred income taxes	235,054	191,412
Total long-term liabilities	496,465	457,164
Total liabilities	781,867	712,802
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 84,411,878 and 86,094,297 shares outstanding at December 31, 2015 and 2014, respectively	8,441	8,609
Capital in excess of par value	134,401	134,401
Retained earnings	1,541,795	1,351,054
Total shareholders’ equity	1,684,637	1,494,064
Total liabilities and shareholders’ equity	$2,466,504	$2,206,866

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2015	2014	2013
Revenue from operations	$2,972,442	$2,787,897	$2,337,648

Operating expenses:
Salaries, wages and benefits	1,569,791	1,381,277	1,170,773
Operating supplies and expenses	353,889	432,675	385,201
General supplies and expenses	89,308	83,165	69,765
Operating taxes and licenses	93,292	83,417	71,599
Insurance and claims	37,368	36,145	30,910
Communications and utilities	26,913	25,507	23,142
Depreciation and amortization	165,343	146,466	127,072
Purchased transportation	116,300	129,312	106,435
Building and office equipment rents	9,620	10,679	11,920
Miscellaneous expenses, net	12,378	17,947	2,393
Total operating expenses	2,474,202	2,346,590	1,999,210

Operating income	498,240	441,307	338,438

Non-operating expense (income):
Interest expense	5,210	6,610	9,620
Interest income	(209)	(108)	(147)
Other expense, net	3,222	2,291	279
Total non-operating expense	8,223	8,793	9,752

Income before income taxes	490,017	432,514	328,686
Provision for income taxes	185,327	165,000	122,573
Net income	$304,690	$267,514	$206,113

Earnings per share:
Basic	$3.57	$3.10	$2.39
Diluted	$3.57	$3.10	$2.39

Weighted average shares outstanding:
Basic	85,378,480	86,162,137	86,164,917
Diluted	85,378,480	86,162,137	86,164,917

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2012	86,165	$8,616	$134,401	$882,952	$1,025,969
Net income	—	—	—	206,113	206,113
Balance as of December 31, 2013	86,165	$8,616	$134,401	$1,089,065	$1,232,082
Net income	—	—	—	267,514	267,514
Share repurchases	(71)	(7)	—	(5,525)	(5,532)
Balance as of December 31, 2014	86,094	$8,609	$134,401	$1,351,054	$1,494,064
Net income	—	—	—	304,690	304,690
Share repurchases	(1,682)	(168)	—	(113,949)	(114,117)
Balance as of December 31, 2015	84,412	$8,441	$134,401	$1,541,795	$1,684,637

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$304,690	$267,514	$206,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,343	146,466	127,072
Gain on sale of property and equipment	(3,592)	(716)	(5,743)
Deferred income taxes	43,642	25,544	32,736
Changes in assets and liabilities:
Customer and other receivables, net	(8,672)	(54,443)	(30,063)
Prepaid expenses and other assets	(6,097)	(4,316)	1,910
Accounts payable	21,460	8,526	(8,103)
Compensation, benefits and other accrued liabilities	14,699	13,672	17,714
Claims and insurance accruals	11,549	7,225	6,952
Income taxes, net	11,511	(36,758)	(12,027)
Other liabilities	(653)	18,960	14,105
Net cash provided by operating activities	553,880	391,674	350,666

Cash flows from investing activities:
Purchase of property and equipment	(462,059)	(367,680)	(295,606)
Proceeds from sale of property and equipment	24,442	21,866	11,235
Net cash used in investing activities	(437,617)	(345,814)	(284,371)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(37,778)	(35,715)	(38,978)
Net proceeds (payments) on revolving line of credit	12,317	—	(10,000)
Payments for share repurchases	(114,117)	(5,532)	—
Net cash used in financing activities	(139,578)	(41,247)	(48,978)

(Decrease) increase in cash and cash equivalents	(23,315)	4,613	17,317
Cash and cash equivalents at beginning of year	34,787	30,174	12,857
Cash and cash equivalents at end of year	$11,472	$34,787	$30,174

Income taxes paid	$130,058	$176,221	$102,448
Interest paid	$8,414	$9,710	$11,585
Capitalized interest	$2,526	$2,884	$1,731

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery, through a single integrated organization. More than 97% of our revenue is derived from these services. In addition to our core LTL services, we offer a broad range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing.

We have one operating segment, and no single customer exceeds 10% of our revenue.

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

Depreciation expense, which includes the amortization of capital leases, was $164.8 million, $145.8 million and $126.4 million for 2015, 2014 and 2013, respectively.

Goodwill

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review goodwill annually for impairment as a single reporting unit, unless circumstances dictate more frequent assessments, in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as "step zero", of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the two-step goodwill impairment test required by Accounting Standards Codification ("ASC") Topic 350.

We performed the qualitative assessment of goodwill on our annual measurement date of October 1, 2015 and determined that it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the two-step goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

Claims and Insurance Accruals

As of December 31, 2015, we maintained a self-insured retention ("SIR") of $2.75 million per occurrence for bodily injury and property damage ("BIPD") claims; a deductible of $100,000 per claim for cargo loss and damage; and a deductible of $1.0 million per occurrence for workers' compensation claims. We also had an SIR of $500,000 per occurrence (with a $400,000 aggregate over our retention level) for group health claims.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Our liability for claims and insurance totaled $119.2 million and $107.7 million at December 31, 2015 and 2014, respectively. The long-term portions of those reserves were $74.3 million and $65.4 million for 2015 and 2014, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

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

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $22.9 million, $19.3 million and $16.7 million for 2015, 2014 and 2013, respectively.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $133.8 million and $155.7 million at December 31, 2015 and 2014, respectively. The estimated fair value of our total long-term debt and capital lease obligations was $139.1 million and $165.5 million at December 31, 2015 and 2014, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. As of December 31, 2015, we had repurchased 1,753,039 shares for $119.6 million, and $80.4 million remained authorized under the program.

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Acquisition of property and equipment by capital lease	$3,552	$—	$—
In addition, during 2013, we completed a nonmonetary exchange of property. We acquired a service center with a fair value of $6.6 million, which resulted in a gain of $3.4 million. The resulting gain was recorded in "Miscellaneous expenses, net" on our Statements of Operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in ASC Topic 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers", which deferred the effective date for ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, while providing the option to early adopt for fiscal years beginning after December 15, 2016. Transition methods under ASU 2014-09 must be through either (i) retrospective application to each prior reporting periods presented, or (ii) retrospective application with a cumulative effect adjustment at the date of initial application. We continue to assess the method of application and impact, if any, of the adoption of ASU 2014-09 on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" (Topic 350). This ASU provides additional guidance to customers about whether a cloud computing arrangement includes a software license. Under ASU 2015-05, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. The Company will adopt the provisions of ASU 2015-05 in the first quarter of fiscal 2016, and is currently evaluating the impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Topic 835-30). This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the related debt's carrying value, which is consistent with the presentation of debt discounts. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company does not believe the adoption of ASU 2015-03 will have a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740). This ASU requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The ASU is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We early adopted this ASU on a retrospective basis during the fourth quarter of 2015. Accordingly, deferred income tax assets in the amount of $29.4 million that were formerly classified as current assets at December 31, 2014, have been reclassified to non-current deferred income tax liabilities in our balance sheet.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on our financial position, results of operations or cash flows.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2015	2014
Senior notes	$120,000	$155,714
Revolving credit facility	12,317	—
Capitalized lease obligations	1,488	—
Total long-term debt	133,805	155,714
Less: Current maturities	(26,488)	(35,714)
Total maturities due after one year	$107,317	$120,000

We had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at December 31, 2015. At December 31, 2014, we had three outstanding unsecured senior note agreements with an aggregate amount outstanding of $155.7 million. These notes include scheduled principal payments with maturities that range from 2016 to 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 4.68% and 4.87% at December 31, 2015 and 2014, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "2015 Credit Agreement"). The 2015 Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit. We may also request an increase in the line of credit commitments up to an aggregate of $350.0 million, which may include Term Loan Commitments, in minimum increments of $25.0 million. Of the $250.0 million line of credit commitments, up to $100.0 million may be used for letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs.

At our option, borrowings under the 2015 Credit Agreement bear interest at either: (i) LIBOR plus an applicable margin (based on our ratio of debt-to-total capitalization) that ranges from 1.0% to 1.50%; or (ii) a Base Rate plus an applicable margin (based on our ratio of debt-to-total capitalization) that ranges from 0.0% to 0.5%. Loans under the Sweep Program bear interest at the LIBOR plus applicable margin rate. Letter of credit fees equal to the applicable margin for LIBOR and Base Rate loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.125% to 0.2% (based upon the ratio of debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the 2015 Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For the periods covered under the 2015 Credit Agreement, the applicable margin and letter of credit fees were 1.0% and commitment fees were 0.125%.

The 2015 Credit Agreement superseded and replaced our previous five-year, $200.0 million senior unsecured revolving credit facility dated August 10, 2011, as amended on November 7, 2014 (the "2011 Credit Agreement"). For periods in 2015 and 2014 under the 2011 Credit Agreement, the applicable margin and letter of credit fees were 1.0%, and commitment fees were 0.175%.

There were $67.7 million and $63.2 million of outstanding letters of credit at December 31, 2015 and 2014, respectively.

The 2015 Credit Agreement includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the 2015 Credit Agreement are ongoing (or would be caused by such restricted payment). We did not declare or pay a cash dividend on our common stock in 2015 or 2014, and we have no plans to declare or pay a cash dividend in 2016. Our share repurchases are described above in “Stock Repurchase Program.”

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Our two outstanding senior note agreements and 2015 Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements. We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2015.

As of December 31, 2015, aggregate maturities of long-term debt are as follows:

(In thousands)
2016	$26,488
2017	—
2018	50,000
2019	—
2020	12,317
Thereafter	45,000
$133,805

Note 3. Leases

We lease certain assets under operating leases, which primarily consist of real estate leases for 45 of our 225 service center locations at December 31, 2015. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

Future minimum annual lease payments for assets under operating leases as of December 31, 2015 are as follows:

(In thousands)	Total
2016	$13,761
2017	10,239
2018	6,937
2019	4,424
2020	3,677
Thereafter	26,868
$65,906

Aggregate expense under operating leases was $15.2 million, $16.5 million and $17.9 million for 2015, 2014 and 2013, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis.

At December 31, 2015, we leased certain information systems under capital leases with a gross carrying value of $3.6 million and accumulated amortization of $0.4 million. We did not have any assets under capital leases at December 31, 2014.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$120,437	$123,598	$74,202
State	21,248	15,858	15,635
	141,685	139,456	89,837
Deferred:
Federal	38,549	21,542	28,593
State	5,093	4,002	4,143
	43,642	25,544	32,736
Total provision for income taxes	$185,327	$165,000	$122,573

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Tax provision at statutory rate	$171,506	$151,380	$115,040
State income taxes, net of federal benefit	17,097	14,120	12,083
Meals and entertainment disallowance	1,035	959	872
Tax credits	(3,036)	(1,307)	(5,422)
Other, net	(1,275)	(152)	—
Total provision for income taxes	$185,327	$165,000	$122,573

Deferred tax assets and liabilities consist of the following:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Claims and insurance reserves	$41,576	$36,690
Allowance for doubtful accounts	1,730	2,161
Accrued vacation	22,174	19,291
Deferred compensation	33,382	28,648
Other	12,008	12,924
Total deferred tax assets	110,870	99,714
Valuation allowance	—	(559)
Net deferred tax assets	110,870	99,155
Deferred tax liabilities:
Depreciation and amortization	(334,379)	(279,324)
Unrecognized revenue	(10,062)	(9,506)
Other	(1,483)	(1,737)
Total deferred tax liabilities	(345,924)	(290,567)
Net deferred tax liability	$(235,054)	$(191,412)

As of December 31, 2015, the Company had various state tax credit carryforwards of approximately $4.2 million that are scheduled to expire in one to fifteen years.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2012 through 2015. We remain open to examination by various state tax jurisdictions for tax years 2011 through 2015.

The Company's liability for unrecognized tax benefits was immaterial as of December 31, 2015 and 2014. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our Provision for Income Taxes on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2015. Our employment agreements with Earl E. Congdon and David S. Congdon are incorporated by reference as exhibits to our Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon, Jr. serves as Chairman of the Board of Directors of Leasing. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. We have historically collaborated with Leasing for the purchase of certain equipment and fuel. Our collaboration with Leasing for the purchase of fuel ended in the fourth quarter of 2015. We do not believe these arrangements with Leasing had a material impact on our financial results.

We purchased $313,000, $298,000 and $299,000 of maintenance and other services from Leasing in 2015, 2014 and 2013, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. In addition, we received $12,000, $17,500 and $18,000 from Leasing for the rental of property in 2015, 2014 and 2013, respectively.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2015, 2014 and 2013 were $30.3 million, $26.4 million and $20.6 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted daily to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $48.7 million and $42.7 million at December 31, 2015 and 2014, respectively, of which $44.5 million and $41.2 million were included in "Other non-current liabilities" on our Balance Sheets as of December 31, 2015 and 2014, respectively.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 7. Share-Based Compensation

On October 30, 2012, our Board of Directors approved and we adopted the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan, as amended on January 29, 2015 (the "2012 Phantom Stock Plan"). Under the 2012 Phantom Stock Plan, 1,000,000 shares of phantom stock may be awarded, each of which represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which is the earliest of the date of the participant's (i) termination of employment for any reason other than for cause, (ii) death or (iii) total disability. Each award vests in 20% increments on the anniversary of the grant date provided that the participant (i) has been continuously employed by us since the grant date, (ii) has been continuously employed by us for ten years and (iii) has reached the age of 65. Vesting also occurs on the earliest of (i) a change in control, (ii) death or (iii) total disability. No shares of common stock will be issued pursuant to the 2012 Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. Unvested shares are forfeited upon termination of employment, although our Board of Directors has authority to modify and/or accelerate the vesting of awards.
On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended, effective January 1, 2009, May 18, 2009, May 17, 2011 and January 29, 2015 (the “2005 Phantom Stock Plan” and together with the 2012 Phantom Stock Plan, the “Employee Phantom Plans”). The 2005 Phantom Stock Plan expired in May 2012; however, grants under the 2005 Phantom Stock Plan remain outstanding. Each share of phantom stock awarded to eligible employees under the 2005 Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) total disability. No shares of common stock will be issued pursuant to the 2005 Phantom Stock Plan, as the awards are settled in cash after the required vesting period has been satisfied and upon termination of employment.

Awards under the 2005 Phantom Stock Plan vest upon the earlier to occur of the following: (i) the date of a change of control in our ownership; (ii) the fifth anniversary of the grant date of the award, provided the participant is employed by us on that date; (iii) the date of the participant’s death while employed by us; (iv) the date of the participant’s total disability; or (v) the date the participant attains the age of 65 while employed by us. Awards that are not vested upon termination of employment are forfeited. If termination occurs prior to attaining the age of 55, all vested and unvested awards are generally forfeited unless the termination results from death or total disability. The 2005 Phantom Stock Plan does, however, provide the Board of Directors with discretionary authority to modify and/or accelerate the vesting of awards.

A summary of cash payments for settled shares and compensation costs recognized in “Salaries, wages and benefits” on our Statements of Operations for the Employee Phantom Plans is provided below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash payments for settled shares	$1,682	$2,401	$1,404
Compensation (benefit) expense	(1,612)	11,249	7,639

Unrecognized compensation cost for all unvested shares under the Employee Phantom Plans as of December 31, 2015 was $10.1 million based on the price of our common stock on that date.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011, February 20, 2014, August 7, 2014 and February 25, 2016 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each eligible non-employee director shall be granted an annual award of phantom shares. Each eligible non-employee director received shares equal to $80,000 on each of the 2015 and 2014 grant dates and shares equal to $50,000 on the 2013 grant date. For each vested share, participants are entitled to an amount in cash equal to the fair market value of a share of our common stock on the date that service as a director terminates for any reason. No shares of common stock will be issued pursuant to the Director Phantom Stock Plan, as the awards are settled in cash. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and have authorized grants to be made annually thereafter.

Director Phantom Stock Plan awards vest upon the earlier to occur of the following: (i) the one-year anniversary of the grant date; (ii) the date of the first annual meeting of shareholders that occurs after the grant date provided the participant is still

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

A summary of cash payments for settled shares and compensation costs recognized in “Miscellaneous expenses, net” on our Statements of Operations for the Director Phantom Stock Plan is provided below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash payments for settled shares	$—	$—	$—
Compensation (benefit) expense	(916)	2,193	1,214

Unrecognized compensation cost for all unvested shares under the Director Phantom Stock Plan as of December 31, 2015 was $0.2 million based on the price of our common stock on that date.

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2015 for the Phantom Plans is provided below. Of these awards, 294,184 and 325,921 phantom shares were vested at December 31, 2015 and 2014, respectively.

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2014	551,396	75,737	627,133
Granted	54,924	6,516	61,440
Settled	(86,969)	—	(86,969)
Forfeited	—	—	—
Balance of shares outstanding at December 31, 2015	519,351	82,253	601,604

The liability for unsettled phantom stock awards under the Phantom Plans consists of the following:

	December 31,
(In thousands)	2015	2014
Employee Phantom Plans	$20,566	$29,058
Director Phantom Stock Plan	4,698	5,614
Total	$25,264	$34,672

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 9. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2015 and 2014 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Financial results in the first quarter are normally lower due to reduced shipments during the winter months. Harsh winter weather can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2015
Revenue	$696,245	$762,151	$779,474	$734,572	$2,972,442
Operating income	103,565	140,899	139,854	113,922	498,240
Net income	62,524	85,574	84,368	72,224	304,690
Earnings per share:
Basic and diluted	0.73	1.00	0.99	0.85	3.57

2014
Revenue	$620,276	$702,987	$743,586	$721,048	$2,787,897
Operating income	80,052	122,695	126,262	112,298	441,307
Net income	45,887	73,849	77,909	69,869	267,514
Earnings per share:
Basic and diluted	0.53	0.86	0.90	0.81	3.10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.
We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
February 29, 2016

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).

/s/ Ernst & Young LLP

Charlotte, North Carolina
February 29, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2016 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

We have adopted a “Code of Business Conduct” that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct is publicly available and is posted on our website at http://www.odfl.com/Content/corpGovernance.faces. To the extent permissible under applicable law, the rules of the SEC and Nasdaq listing standards, we intend to disclose on our website any amendment to our Code of Business Conduct, or any grant of a waiver from a provision of our Code of Business Conduct, that requires disclosure under applicable law, the rules of the SEC or Nasdaq listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2016 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2016 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2016 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2016 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2015 and December 31, 2014

Statements of Operations – Years ended December 31, 2015, December 31, 2014 and December 31, 2013

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2015, December 31, 2014 and December 31, 2013

Statements of Cash Flows – Years ended December 31, 2015, December 31, 2014 and December 31, 2013

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.
The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II
Old Dominion Freight Line, Inc.
Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions(2)	Balance at End of Period
2013	$7,282	$1,074	$2,046	$6,310
2014	$6,310	$1,741	$2,487	$5,564
2015	$5,564	$1,511	$2,622	$4,453

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 29, 2016	By:	/s/ DAVID S. CONGDON
David S. Congdon
Vice Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the Board of Directors	February 29, 2016
Earl E. Congdon

/s/ DAVID S. CONGDON	Vice Chairman of the Board of Directors	February 29, 2016
David S. Congdon	and Chief Executive Officer
(Principal Executive Officer)

/s/ J. PAUL BREITBACH	Director	February 29, 2016
J. Paul Breitbach

/s/ JOHN R. CONGDON, JR.	Director	February 29, 2016
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 29, 2016
Robert G. Culp, III

/s/ JOHN D. KASARDA	Director	February 29, 2016
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 29, 2016
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 29, 2016
D. Michael Wray

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 29, 2016
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President – Controller	February 29, 2016
John P. Booker III	(Principal Accounting Officer)

EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
OLD DOMINION FREIGHT LINE, INC.
FOR YEAR ENDED DECEMBER 31, 2015

Exhibit No.	Description

3.1.1
Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2
Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.2
Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.1
Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.9
Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006)

4.11
Note Purchase Agreement by and among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.12
Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of August 10, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on August 16, 2011)

4.12.1
First Amendment to Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of November 7, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 10, 2014)

4.13
Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated December 15, 2015 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 21, 2015)

10.17.8*
Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

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

Exhibit No.	Description

10.17.19*
First Amendment to Second Amended and Restated Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of November 1, 2015 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on July 27, 2015)

10.17.20*
First Amendment to the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.18.4*
Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.7*
Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.8*
Old Dominion Freight Line, Inc. Non-Executive Director Compensation Structure, effective January 1, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.9*
2014 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective February 20, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.10*	Old Dominion Freight Line, Inc. Non-Executive Director Compensation Structure, effective January 1, 2016

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

10.19.9*
2014 Declaration of Second Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective as of August 7, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014)

Exhibit No.	Description

10.19.10*
2015 Declaration of Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.19.11*	2016 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective as of February 25, 2016

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

10.20.3*
Second Amendment to 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., as amended, effective November 10, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

10.20.4*
Third Amendment to the 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc.(Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

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

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iv) the Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, and (v) the Notes to the Financial Statements

*	Denotes an executive compensation plan or agreement
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.