Form 10-Q
period 2016-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2016-05-06
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2016 there were 83,440,538 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2016	December 31,
(In thousands, except share and per share data)	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,133	$11,472
Customer receivables, less allowances of $8,925 and $8,976, respectively	311,650	310,501
Other receivables	4,554	34,547
Prepaid expenses and other current assets	32,287	25,210
Total current assets	355,624	381,730

Property and equipment:
Revenue equipment	1,409,501	1,358,317
Land and structures	1,266,327	1,221,250
Other fixed assets	375,260	365,673
Leasehold improvements	8,686	7,585
Total property and equipment	3,059,774	2,952,825
Accumulated depreciation	(961,616)	(929,377)
Net property and equipment	2,098,158	2,023,448

Goodwill	19,463	19,463
Other assets	42,195	41,863
Total assets	$2,515,440	$2,466,504

Note: The Condensed Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	March 31,
	2016	December 31,
(In thousands, except share and per share data)	(Unaudited)	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,079	$66,774
Compensation and benefits	118,226	124,589
Claims and insurance accruals	44,497	44,917
Other accrued liabilities	24,944	22,634
Income taxes payable	28,881	—
Current maturities of long-term debt	25,596	26,488
Total current liabilities	323,223	285,402

Long-term liabilities:
Long-term debt	99,726	107,317
Other non-current liabilities	157,161	154,094
Deferred income taxes	235,054	235,054
Total long-term liabilities	491,941	496,465
Total liabilities	815,164	781,867

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 83,649,398 and 84,411,878 shares outstanding at March 31, 2016 and December 31, 2015, respectively	8,365	8,441
Capital in excess of par value	134,401	134,401
Retained earnings	1,557,510	1,541,795
Total shareholders’ equity	1,700,276	1,684,637
Total liabilities and shareholders’ equity	$2,515,440	$2,466,504

Note: The Condensed Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2016	2015
Revenue from operations	$707,733	$696,245

Operating expenses:
Salaries, wages and benefits	400,869	368,442
Operating supplies and expenses	75,372	88,049
General supplies and expenses	21,142	21,292
Operating taxes and licenses	23,188	22,274
Insurance and claims	10,244	10,042
Communications and utilities	7,005	6,775
Depreciation and amortization	44,772	38,788
Purchased transportation	18,496	30,148
Building and office equipment rents	2,273	2,278
Miscellaneous expenses, net	4,824	4,592
Total operating expenses	608,185	592,680

Operating income	99,548	103,565

Non-operating expense (income):
Interest expense	1,183	1,569
Interest income	(16)	(71)
Other expense, net	516	237
Total non-operating expense	1,683	1,735

Income before income taxes	97,865	101,830

Provision for income taxes	37,580	39,306

Net income	$60,285	$62,524

Earnings per share:
Basic	$0.72	$0.73
Diluted	$0.72	$0.73

Weighted average shares outstanding:
Basic	83,983,028	85,970,829
Diluted	83,983,028	85,970,829

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$60,285	$62,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,772	38,788
Loss (gain) on sale of property and equipment	200	(33)
Other operating activities, net	63,136	71,315
Net cash provided by operating activities	168,393	172,594

Cash flows from investing activities:
Purchase of property and equipment	(120,294)	(72,153)
Proceeds from sale of property and equipment	691	1,851
Net cash used in investing activities	(119,603)	(70,302)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(892)	(10,714)
Net payments on revolving line of credit	(7,591)	—
Payments for share repurchases	(44,646)	(13,327)
Net cash used in financing activities	(53,129)	(24,041)

(Decrease) increase in cash and cash equivalents	(4,339)	78,251
Cash and cash equivalents at beginning of period	11,472	34,787
Cash and cash equivalents at end of period	$7,133	$113,038

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2016.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts in prior years have been reclassified to conform prior years’ financial statements to the current presentation.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $125.3 million and $133.8 million at March 31, 2016 and December 31, 2015, respectively. The estimated fair value of our total long-term debt and capital lease obligations was $131.3 million and $139.1 million at March 31, 2016 and December 31, 2015, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding during the period.

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time-to-time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. As of

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

March 31, 2016, we had repurchased a total of 2,515,519 shares for $164.3 million, and $35.7 million remained authorized under the program.

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Condensed Statements of Cash Flows due to their non-cash nature are summarized below:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Acquisition of property and equipment by capital lease	$—	$3,552

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" (Topic 350). This ASU provides additional guidance for software licenses within a cloud computing arrangement. Under ASU 2015-05, if a cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. We adopted the provisions of ASU 2015-05 in the first quarter of 2016 without a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (Topic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the related debt's carrying value, which is consistent with the presentation of debt discounts. In June 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". This ASU adds further clarity to ASU 2015-03 for debt issuance costs related to line-of-credit-arrangements. We adopted the provisions of ASU 2015-03 and ASU 2015-15 in the first quarter of 2016 without a material impact on our financial position, results of operations or cash flows.

Note 2. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Senior notes	$120,000	$120,000
Revolving credit facility	4,726	12,317
Capitalized leases and other obligations	596	1,488
Total long-term debt and capital lease obligations	125,322	133,805
Less: Current maturities	(25,596)	(26,488)
Total maturities due after one year	$99,726	$107,317

We had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at March 31, 2016 and December 31, 2015, respectively. These notes include scheduled principal payments with maturities through 2021, of which $25.0 million is due in the next twelve months. Interest rates on these notes are fixed and range from 4.00% to 5.85%. The effective average interest rate on our outstanding senior note agreements was 4.68% at March 31, 2016 and December 31, 2015.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "2015 Credit Agreement"). The 2015 Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit. We may also request an increase in the line of credit commitments up to an aggregate of $350.0 million, which may

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

For the three months ended March 31, 2016 under the 2015 Credit Agreement, the applicable margin and letter of credit fees were 1.0% and commitment fees were 0.125%. For the three months ended March 31, 2015 under the previous credit agreement, the applicable margin and letter of credit fees were 1.0% and commitment fees were 0.175%. There were $67.7 million of outstanding letters of credit at March 31, 2016 and December 31, 2015.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2016	2015
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	56.6	52.9
Operating supplies and expenses	10.6	12.6
General supplies and expenses	3.0	3.1
Operating taxes and licenses	3.3	3.2
Insurance and claims	1.5	1.4
Communications and utilities	1.0	1.0
Depreciation and amortization	6.3	5.6
Purchased transportation	2.6	4.3
Building and office equipment rents	0.3	0.3
Miscellaneous expenses, net	0.7	0.7
Total operating expenses	85.9	85.1

Operating income	14.1	14.9

Interest expense, net *	0.2	0.2
Other expense, net	0.1	0.1

Income before income taxes	13.8	14.6

Provision for income taxes	5.3	5.6

Net income	8.5%	9.0%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2016 and 2015 are presented below:

	Three Months Ended
	March 31,
	2016	2015	% Change
Work days	64	63	1.6%
Revenue (in thousands)	$707,733	$696,245	1.6%
Operating ratio	85.9%	85.1%
Net income (in thousands)	$60,285	$62,524	(3.6)%
Diluted earnings per share	$0.72	$0.73	(1.4)%
LTL tons (in thousands)	1,924	1,872	2.8%
LTL shipments (in thousands)	2,489	2,344	6.2%
LTL weight per shipment (lbs.)	1,546	1,598	(3.3)%
LTL revenue per hundredweight	$18.14	$18.08	0.3%
LTL revenue per shipment	$280.33	$288.83	(2.9)%
Average length of haul (miles)	935	928	0.8%

Our financial results for the first quarter of 2016 reflect an overall slow-growth macro economy that resulted in weaker demand for LTL freight services. Despite this challenging operating environment and the comparison to our record first quarter of 2015, we produced a 1.6% increase in revenue that was driven by growth in both LTL tonnage and LTL revenue per hundredweight. Our tonnage growth resulted from increased shipments, although our average weight per shipment declined. Our revenue growth was also impacted by lower fuel surcharges and a reduction in non-LTL revenue due to strategic changes in our service offerings.

We attribute the increases in LTL tonnage and LTL shipments to our ability to win market share as customers continue to respond to our value proposition of providing premium service at a fair price. The decrease in weight per shipment, combined with less than projected tonnage growth, led to cost increases as a percent of revenue for both salaries, wages and benefits and depreciation expenses in the first quarter of 2016 as compared to the first quarter of 2015. As a result, our operating ratio increased 80 basis points, and net income and earnings per diluted share decreased 3.6% and 1.4%, respectively.

Revenue

Revenue increased $11.5 million, or 1.6%, as compared to the first quarter of 2015 due primarily to the increase in LTL tonnage, which benefited from the additional workday in the first quarter of 2016, as well as improvement in LTL revenue per hundredweight. LTL tonnage increased 2.8% primarily due to a 6.2% increase in LTL shipments, partially offset by a 3.3% decline in LTL weight per shipment. We attribute the continued decline in LTL weight per shipment to changes in the mix of our freight and the softer economy. The increase in revenue in the first quarter of 2016 was partially offset by a decrease of $8.9 million, or 40.2%, to $13.2 million in non-LTL services as compared to the first quarter of 2015.

LTL revenue per hundredweight increased 0.3% as compared to the first quarter of 2015 despite the significant decline in fuel surcharge revenue. LTL revenue per hundredweight, excluding fuel surcharges, increased 3.8% as compared to the first quarter of 2015. These improvements in revenue per hundredweight reflect the commitment to our disciplined yield management process and the positive impact on this metric resulting from the decline in weight per shipment.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the U.S. Department of Energy ("DOE") that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 8.7% of revenue in the first quarter of 2016 from 11.5% in the first quarter of 2015, primarily due to a decrease in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

April 2016 Update

LTL tons per day increased 0.1% for April 2016 as compared to April 2015. This increase reflected growth in LTL shipments per day of 1.5% as compared to the same month in 2015, mostly offset by a year-over-year decline in LTL weight per shipment of 1.4% for April 2016.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $32.4 million, or 8.8%, in the first quarter of 2016 due to a $21.1 million increase in the costs attributable to salaries and wages and an $11.3 million increase in benefit costs. The increase in salaries and wages, excluding benefits, was due primarily to increases in the number of full-time employees and the impact of the annual wage increase provided to employees in September of 2015, partially offset by a reduction in performance-based incentive compensation. Our average number of full-time employees increased 6.7% during the first quarter of 2016 as compared to the first quarter of 2015 primarily from the addition of drivers and platform employees to support our growth in shipments and reduction in purchased transportation. As a result, our aggregate productive labor costs increased to 29.6% of revenue in the first quarter of 2016 as compared to 27.3% in the first quarter of 2015. Although these costs increased as percent of revenue, we improved our productivity in platform shipments and platform pounds per hour by 6.0% and 2.7%, respectively, as compared to the first quarter of 2015. Our P&D shipments and P&D pounds per hour remained generally consistent between the periods compared. Other salaries and wages remained at 12.4% of revenue for each comparable quarter as our cost increases were offset by the reduction in performance-based incentive compensation.

Employee benefit costs increased $11.3 million, or 12.4%, in the first quarter of 2016 as compared to the first quarter of 2015. This increase was primarily due to an increase in our average number of full-time employees eligible for benefits, higher costs for our group health and dental plans and an increase in certain benefit plan costs that were directly linked to the increase in our stock price during the first quarter of 2016. As a result, our employee benefit costs increased to 34.6% of salaries and wages in the first quarter of 2016 as compared to 33.1% for the first quarter of 2015.

Operating supplies and expenses decreased $12.7 million in the first quarter of 2016 as compared to 2015. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our diesel fuel costs decreased primarily due to a 29.0% decrease in our average cost per gallon during the first quarter of 2016 as compared to the same period in 2015. This decrease was partially offset by an increase in fuel consumption of 4.0%, primarily due to an 8.1% increase in linehaul and P&D miles driven. Our fuel consumption benefited from an overall improvement in miles per gallon, which continues to improve as we add newer, more fuel-efficient equipment to our operations. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, slightly increased as a percent of revenue between the periods compared.

Depreciation and amortization increased $6.0 million as compared to the first quarter of 2015 primarily due to the assets acquired as part of our 2015 and 2016 capital expenditures. As a percent of revenue, our depreciation and amortization expense increased to 6.3% in the first quarter of 2016 compared to 5.6% in the first quarter of 2015. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Purchased transportation decreased $11.7 million in the first quarter of 2016 as compared to the same quarter of 2015. The decrease in purchased transportation was primarily due to the strategic elimination of certain services in the second half of 2015 that reduced our use of third-party providers. We utilized purchased transportation services to support our LTL services and other non-LTL services, including our container drayage and truckload brokerage services.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cash and cash equivalents at beginning of period	$11,472	$34,787
Cash flows provided by (used in):
Operating activities	168,393	172,594
Investing activities	(119,603)	(70,302)
Financing activities	(53,129)	(24,041)
(Decrease) increase in cash and cash equivalents	(4,339)	78,251
Cash and cash equivalents at end of period	$7,133	$113,038

The change in our cash flows provided by operating activities was due primarily to fluctuations in certain working capital accounts and the $2.2 million decrease in net income, which were partially offset by a $6.0 million increase in non-cash depreciation during the first quarter of 2016 as compared to the first quarter of 2015.

The change in our cash flows used in investing activities was primarily due to fluctuations in our capital expenditure plans as well as the timing of these expenditures during the year. The change in our capital expenditure plans is more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities was primarily due to a $31.3 million increase in repurchases of our common stock and a $7.6 million net reduction in our senior unsecured revolving line of credit as compared to the first quarter of 2015. Our repurchases of common stock are more fully described below under "Stock Repurchase Program." Additionally, the first quarter of 2015 included a $10.7 million senior note principal payment that was not required in the first quarter of 2016.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases and nonmonetary exchanges, for the three-month period ended March 31, 2016 and the years ended December 31, 2015, 2014 and 2013:

	March 31,	December 31,
(In thousands)	2016	2015	2014	2013
Land and structures	$46,293	$153,460	$117,487	$126,424
Tractors	34,012	128,911	91,750	59,317
Trailers	29,172	114,209	80,853	70,042
Technology	4,776	32,044	38,264	15,032
Other equipment and assets	6,041	36,987	39,326	31,391
Proceeds from sales	(691)	(24,442)	(21,866)	(11,235)
Total	$119,603	$441,169	$345,814	$290,971

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending on our needs for, and the availability of, property and equipment.

We currently estimate capital expenditures will be approximately $405 million for the year ending December 31, 2016. Approximately $170 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $200 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $35 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time to time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock. As of March 31, 2016, we had repurchased a total of 2,515,519 shares for $164.3 million, and $35.7 million remained authorized under the program.

Financing Agreements

We had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million at March 31, 2016 and December 31, 2015. These notes include scheduled principal payments that mature in April 2016, January 2018 and January 2021.Of the $120.0 million outstanding, $25.0 million was paid at maturity on April 25, 2016. The remaining senior note is comprised of a $50.0 million tranche due in 2018 and a $45.0 million tranche due in 2021 that bear interest at rates of 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreements was 4.68% at March 31, 2016 and December 31, 2015.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	March 31, 2016	December 31, 2015
Facility limit	$250,000	$250,000
Line of credit borrowings	(4,726)	(12,317)
Outstanding letters of credit	(67,719)	(67,719)
Available borrowing capacity	$177,555	$169,964

With the exception of borrowings pursuant to the 2015 Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

The 2015 Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of us would be required to guarantee payment of all our obligations under the 2015 Credit Agreement.

The 2015 Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We did not declare or pay a dividend on our common stock in the first three months of 2016, and we have no current plans to declare or pay a dividend during the remainder of 2016. Our share repurchases are described above in “Stock Repurchase Program.”

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2016, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing 2015 Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to fewer shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other reports and statements that we file with the SEC. Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

•	seasonal trends in the less-than-truckload industry, including harsh weather conditions;

•	our dependence on key employees;

•	the concentration of our stock ownership with the Congdon family;

•	the costs and potential adverse impact associated with future changes in accounting standards or practices;

•	potential costs associated with cyber incidents and other risks, including system failure, security breach, disruption by malware or other damage;

•	the impact of potential disruptions to our information technology systems or our service center network;

•	damage to our reputation from the misuse of social media;

•	the costs and potential adverse impact of compliance with anti-terrorism measures on our business;

•	dilution to existing shareholders caused by any issuance of additional equity; and

•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures during the first quarter of 2016. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1-31, 2016	297,196	$53.84	297,196	$64,351,146
February 1-29, 2016	306,416	$58.54	306,416	$46,413,289
March 1-31, 2016	158,868	$67.41	158,868	$35,704,580
Total	762,480	$58.55	762,480

On November 10, 2014, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $200.0 million of our outstanding common stock. We may repurchase shares from time to time in open market purchases or through privately negotiated transactions. The program expires on November 6, 2016. Shares of our common stock repurchased by us under the repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 6, 2016	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 6, 2016	/s/ JOHN P. BOOKER, III
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.