Form 10-Q
period 2016-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2016-08-08
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016 there were 82,852,240 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2016	December 31,
(In thousands, except share and per share data)	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,673	$11,472
Customer receivables, less allowances of $7,762 and $8,976, respectively	319,019	310,501
Other receivables	8,480	34,547
Prepaid expenses and other current assets	33,687	25,210
Total current assets	371,859	381,730

Property and equipment:
Revenue equipment	1,522,997	1,358,317
Land and structures	1,289,988	1,221,250
Other fixed assets	389,458	365,673
Leasehold improvements	8,638	7,585
Total property and equipment	3,211,081	2,952,825
Accumulated depreciation	(986,198)	(929,377)
Net property and equipment	2,224,883	2,023,448

Goodwill	19,463	19,463
Other assets	43,597	41,863
Total assets	$2,659,802	$2,466,504

Note: The Condensed Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	June 30,
	2016	December 31,
(In thousands, except share and per share data)	(Unaudited)	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,230	$66,774
Compensation and benefits	130,743	124,589
Claims and insurance accruals	43,549	44,917
Other accrued liabilities	37,829	22,634
Current maturities of long-term debt	—	26,488
Total current liabilities	291,351	285,402

Long-term liabilities:
Long-term debt	218,332	107,317
Other non-current liabilities	155,849	154,094
Deferred income taxes	252,501	235,054
Total long-term liabilities	626,682	496,465
Total liabilities	918,033	781,867

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 83,096,036 and 84,411,878 shares outstanding at June 30, 2016 and December 31, 2015, respectively	8,310	8,441
Capital in excess of par value	134,536	134,401
Retained earnings	1,598,923	1,541,795
Total shareholders’ equity	1,741,769	1,684,637
Total liabilities and shareholders’ equity	$2,659,802	$2,466,504

Note: The Condensed Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenue from operations	$755,435	$762,151	$1,463,168	$1,458,396

Operating expenses:
Salaries, wages and benefits	408,424	387,423	809,293	755,865
Operating supplies and expenses	80,335	93,390	155,707	181,439
General supplies and expenses	22,778	23,533	43,920	44,825
Operating taxes and licenses	23,466	23,538	46,654	45,812
Insurance and claims	9,363	10,321	19,607	20,363
Communications and utilities	7,327	6,501	14,332	13,276
Depreciation and amortization	46,480	39,771	91,252	78,559
Purchased transportation	18,176	32,702	36,672	62,850
Building and office equipment rents	2,164	2,474	4,437	4,752
Miscellaneous expenses, net	3,486	1,599	8,310	6,191
Total operating expenses	621,999	621,252	1,230,184	1,213,932

Operating income	133,436	140,899	232,984	244,464

Non-operating expense (income):
Interest expense	1,064	1,169	2,247	2,738
Interest income	(12)	(83)	(28)	(154)
Other expense, net	260	441	776	678
Total non-operating expense	1,312	1,527	2,995	3,262

Income before income taxes	132,124	139,372	229,989	241,202

Provision for income taxes	50,736	53,798	88,316	93,104

Net income	$81,388	$85,574	$141,673	$148,098

Earnings per share:
Basic	$0.98	$1.00	$1.69	$1.73
Diluted	$0.98	$1.00	$1.69	$1.73

Weighted average shares outstanding:
Basic	83,354,013	85,726,933	83,668,521	85,848,208
Diluted	83,381,429	85,726,933	83,682,228	85,848,208

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$141,673	$148,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,252	78,559
Loss (gain) on sale of property and equipment	466	(1,700)
Other operating activities, net	58,840	29,268
Net cash provided by operating activities	292,231	254,225

Cash flows from investing activities:
Purchase of property and equipment	(295,533)	(231,253)
Proceeds from sale of property and equipment	2,997	10,351
Net cash used in investing activities	(292,536)	(220,902)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(26,488)	(35,922)
Net proceeds on revolving line of credit	111,015	23,000
Payments for share repurchases	(84,683)	(42,399)
Other financing activities, net	(338)	—
Net cash used in financing activities	(494)	(55,321)

Decrease in cash and cash equivalents	(799)	(21,998)
Cash and cash equivalents at beginning of period	11,472	34,787
Cash and cash equivalents at end of period	$10,673	$12,789

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2016 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2016.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2015, other than those disclosed in this Form 10-Q.

Certain amounts in prior years have been reclassified to conform prior years’ financial statements to the current presentation.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $218.3 million and $133.8 million at June 30, 2016 and December 31, 2015, respectively. The estimated fair value of our total long-term debt and capital lease obligations was $223.6 million and $139.1 million at June 30, 2016 and December 31, 2015, respectively. The carrying value of our revolving credit facility approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Condensed Statements of Cash Flows due to their non-cash nature are summarized below:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Acquisition of property and equipment by capital lease	$—	$3,552

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Stock Repurchase Program
During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are authorized but unissued shares of our common stock.
During the three and six months ended June 30, 2016, we repurchased 622,663 shares of our common stock for $40.0 million and 1,385,143 shares of our common stock for $84.7 million under our repurchase programs, respectively. As of June 30, 2016, we had $245.6 million remaining authorized under the 2016 Repurchase Program.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (Topic 718). This ASU is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We adopted the provisions of ASU 2016-09 in the second quarter of 2016 with retrospective application beginning January 1, 2016. The adoption did not have an impact on our financial position, results of operations or cash flows.

Note 2. Share-Based Restricted Stock Awards
On May 19, 2016, our shareholders approved the Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (the "Stock Incentive Plan") previously approved by our Board of Directors. The Stock Incentive Plan, under which awards can be granted until May 18, 2026 or the Stock Incentive Plan’s earlier termination, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards or dividend equivalent awards to selected employees and non-employee directors of the Company and its affiliates. The maximum number of shares of common stock that we may issue or deliver pursuant to awards granted under the Stock Incentive Plan is 2,000,000 shares.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

During the quarter ended June 30, 2016, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment or service. The restricted stock awards only carry rights to vote or receive dividends to the extent vested.
Share-based compensation to employees and non-employee directors is accounted for under ASC Topic 718, "Compensation - Stock Compensation". Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock. Compensation cost is recognized on a straight-line basis over the requisite service period of each award and is presented in "Salaries, wages and benefits" for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Condensed Statements of Operations.
The following table summarizes our restricted stock award activity:

	Shares	Weighted Average Grant Date Fair Value Per Share

Granted on May 26, 2016	74,376	$63.94
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2016	74,376	$63.94

At June 30, 2016, the Company had $4.1 million of stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that will be recognized over a weighted average period of 2.62 years.

Note 3. Earnings Per Share

Basic earnings per share of the Company is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Unvested restricted stock is included in common shares outstanding in the balance sheets. Diluted earnings per share is computed using the treasury stock method and includes the impact of shares of unvested restricted stock.

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	83,354,013	85,726,933	83,668,521	85,848,208
Dilutive effect of share-based awards	27,416	—	13,707	—
Weighted average shares outstanding - diluted	83,381,429	85,726,933	83,682,228	85,848,208

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Senior notes	$95,000	$120,000
Revolving credit facility	123,332	12,317
Capitalized leases and other obligations	—	1,488
Total long-term debt and capital lease obligations	218,332	133,805
Less: Current maturities	—	(26,488)
Total maturities due after one year	$218,332	$107,317

We have one outstanding unsecured senior note agreement with an amount outstanding of $95.0 million at June 30, 2016. At December 31, 2015, we had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million. The remaining unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the principal payments are fixed and range from 4.00% to 4.79%. The effective average interest rate on our outstanding senior note agreements were 4.37% and 4.68% at June 30, 2016 and December 31, 2015, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "2015 Credit Agreement"). The 2015 Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit. We may also request an increase in the line of credit commitments up to an aggregate of $350.0 million, which may include Term Loan Commitments, in a minimum amount of $25.0 million. Of the $250.0 million line of credit commitments, up to $100.0 million may be used for letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs.

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

For the three and six months ended June 30, 2016 under the 2015 Credit Agreement, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125%. For the three and six months ended June 30, 2015 under the previous credit agreement, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.175%. There were $74.9 million and $67.7 million of outstanding letters of credit at June 30, 2016 and December 31, 2015, respectively. Letter of credit fees remained at 1.0% during the three and six months ended June 30, 2016 and 2015.

Note 5. Commitments and Contingencies

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.1	50.8	55.3	51.8
Operating supplies and expenses	10.6	12.2	10.7	12.5
General supplies and expenses	3.0	3.1	3.0	3.1
Operating taxes and licenses	3.1	3.1	3.2	3.1
Insurance and claims	1.2	1.4	1.3	1.4
Communications and utilities	1.0	0.9	1.0	0.9
Depreciation and amortization	6.1	5.2	6.2	5.4
Purchased transportation	2.4	4.3	2.5	4.3
Building and office equipment rents	0.3	0.3	0.3	0.3
Miscellaneous expenses, net	0.5	0.2	0.6	0.4
Total operating expenses	82.3	81.5	84.1	83.2

Operating income	17.7	18.5	15.9	16.8

Interest expense, net *	0.2	0.1	0.1	0.2
Other expense, net	0.0	0.1	0.1	0.1

Income before income taxes	17.5	18.3	15.7	16.5

Provision for income taxes	6.7	7.1	6.0	6.3

Net income	10.8%	11.2%	9.7%	10.2%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and six-month periods ended June 30, 2016 and 2015 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
Work days	64	64	—%	128	127	0.8%
Revenue (in thousands)	$755,435	$762,151	(0.9)%	$1,463,168	$1,458,396	0.3%
Operating ratio	82.3%	81.5%		84.1%	83.2%
Net income (in thousands)	$81,388	$85,574	(4.9)%	$141,673	$148,098	(4.3)%
Diluted earnings per share	$0.98	$1.00	(2.0)%	$1.69	$1.73	(2.3)%
LTL tons (in thousands)	2,025	2,032	(0.3)%	3,948	3,905	1.1%
LTL shipments (in thousands)	2,597	2,582	0.6%	5,086	4,926	3.2%
LTL weight per shipment (lbs.)	1,559	1,574	(1.0)%	1,553	1,585	(2.0)%
LTL revenue per hundredweight	$18.37	$18.22	0.8%	$18.26	$18.15	0.6%
LTL revenue per shipment	$286.51	$286.85	(0.1)%	$283.49	$287.79	(1.5)%
Average length of haul (miles)	929	928	0.1%	932	928	0.4%

Our financial results for the second quarter and first half of 2016 reflect a continued sluggish economy, yet demand remained stable for our LTL freight services as compared to the same periods last year. Our revenue levels in 2016 reflect a significant decrease in fuel surcharges, as well as lower non-LTL revenue attributable to strategic changes in our service offerings. While our LTL tonnage per day was comparatively flat throughout 2016, we produced growth in LTL revenue per hundredweight for both the second quarter and first half of 2016. We attribute these increases in yield to our ability to consistently provide premium service at a fair price and to a slight reduction in our LTL weight per shipment.
We continued to make investments in capacity in the first half of 2016 to support our service levels and long-term growth initiatives. These investments increased our costs, which slightly reduced our profitability. As a result, our operating ratio increased 80 and 90 basis points, net income decreased 4.9% and 4.3% and earnings per diluted share decreased 2.0% and 2.3%, compared to the second quarter and first half of 2015, respectively.
Revenue

For the second quarter of 2016, revenue decreased $6.7 million, or 0.9% from the second quarter of 2015, primarily due to a reduction in fuel surcharges and a $9.7 million decrease in non-LTL revenue. Second quarter LTL revenue per hundredweight improved 0.8%, or 2.7% excluding fuel surcharges. Second quarter LTL tonnage declined 0.3% due primarily to a 1.0% decrease in weight per shipment, which was partially offset by a 0.6% increase in shipments when compared to the second quarter of 2015.

For the first six months of 2016, revenue increased $4.8 million, or 0.3% over the first half of 2015, despite lower fuel surcharges and an $18.6 million reduction in non-LTL revenue. Our revenue growth benefited from the additional workday and an increase of 0.6% in LTL revenue per hundredweight, or 3.2% excluding fuel surcharges, in the first six months of 2016 as compared to 2015. LTL tonnage increased 1.1%, which was driven by a 3.2% increase in shipments that was partially offset by a 2.0% decrease in weight per shipment.

Our LTL yield metrics are influenced by many variables including changes in weight per shipment, average length of haul and the mix of freight we haul in a measurement period. LTL revenue per hundredweight increased 0.8% and 0.6% as compared to the second quarter and first half of 2015, respectively, despite the significant decline in fuel surcharge revenue. LTL revenue per hundredweight, excluding fuel surcharges, increased 2.7% and 3.2% as compared to the second quarter and first half of 2015, respectively. We attribute these improvements to our disciplined yield management process, the positive impact on this metric resulting from the decline in weight per shipment and a relatively stable pricing environment thus far in 2016.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the U.S. Department of Energy ("DOE") that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges decreased to 9.5% and 9.1% for the second quarter and first half of 2016, respectively, as compared to 11.0% and 11.2% for the respective periods of 2015. These decreases were due primarily to a decrease in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

July 2016 Update

LTL tons per day decreased 1.2% for July 2016 as compared to July 2015. This decrease reflected a reduction in LTL shipments per day of 1.2% as compared to the same month in 2015, as LTL weight per shipment remained relatively consistent for the periods compared.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2016 increased $21.0 million, or 5.4%, over the prior-year comparable quarter due to a $15.1 million increase in the costs attributable to salaries and wages and a $5.9 million increase in benefit costs. Salaries, wages and benefits for the first half of 2016 increased $53.4 million, or 7.1%, over the prior-year comparable period due to a $36.1 million increase in the costs attributable to salaries and wages and a $17.3 million increase in benefit costs. The increases in salaries and wages, excluding benefits, were due primarily to the impact of the annual wage increase provided to employees in September 2015 and an increase in the average number of full-time employees. Our average number of full-time employees increased 2.1% and 4.4% during the second quarter and first half of 2016, respectively, as compared to the same prior-year periods, primarily due to the addition of drivers and platform employees to support our growth in shipments and strategic reduction in purchased transportation. As a result, our aggregate productive labor costs increased to 28.6% and 29.1% of revenue in the second quarter and first half of 2016, respectively, as compared to 27.1% and 27.2% in the second quarter and first half of 2015, respectively. Although these costs increased as a percent of revenue, we improved our productivity in platform shipments per hour by 3.7% and 4.7%, respectively, as compared to the second quarter and first half of 2015. Our P&D shipments per hour remained generally consistent between the comparable periods and our linehaul laden load average declined 2.0% and 2.7% in the second quarter and first half of 2016, respectively, as compared to the same periods in 2015.

Employee benefit costs increased $5.9 million and $17.3 million in the second quarter and first half of 2016, respectively, as compared to the same prior-year periods. These increases were due primarily to higher costs for our group health and dental plans and an increase in our average number of full-time employees eligible for benefits. As a result, our employee benefit costs increased to 31.9% and 33.2% of salaries and wages in the second quarter and first half of 2016, respectively, from 31.5% and 32.3% for the comparable periods of 2015, respectively.

Operating supplies and expenses decreased $13.1 million and $25.7 million in the second quarter and first half of 2016, respectively, as compared to the same prior year periods. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our diesel fuel costs decreased due primarily to a 19.5% and 24.2% decrease in our average cost per gallon in the second quarter and first half of 2016, respectively. In addition, our fuel consumption continued to benefit from improvements in our miles per gallon as we added newer, more fuel-efficient equipment to our operations. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, increased slightly as a percent of revenue between the periods compared.

Depreciation and amortization increased $6.7 million and $12.7 million in the second quarter and first six months of 2016, respectively, as compared to the same periods of 2015. The increase in depreciation and amortization was due primarily to the assets acquired as part of our 2015 and 2016 capital expenditure programs. As a percent of revenue, our depreciation and amortization expense increased by 0.9% and 0.8% as compared to the second quarter and first half of 2015, respectively. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Purchased transportation decreased $14.5 million and $26.2 million in the second quarter and first six months of 2016, respectively, as compared to the same periods of 2015. The decrease in purchased transportation was due primarily to the strategic elimination of certain services in the second half of 2015 that reduced our use of third-party providers. We utilize purchased transportation services to support our LTL services and other non-LTL services, including our container drayage and truckload brokerage services.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash and cash equivalents at beginning of period	$11,472	$34,787
Cash flows provided by (used in):
Operating activities	292,231	254,225
Investing activities	(292,536)	(220,902)
Financing activities	(494)	(55,321)
Decrease in cash and cash equivalents	(799)	(21,998)
Cash and cash equivalents at end of period	$10,673	$12,789

The change in our cash flows provided by operating activities during the first half of 2016 as compared to the first half of 2015 was due primarily to an increase in deferred taxes of $31.9 million and increased depreciation of $12.7 million. These increases were partially offset by a $6.4 million reduction in net income.
The change in our cash flows used in investing activities during the first half of 2016 as compared to the first half of 2015 was due primarily to the timing of our capital expenditures. The change in our capital expenditure plans is more fully described below in “Capital Expenditures.”
The change in our cash flows used in financing activities during the first half of 2016 as compared to the first half of 2015 was due primarily to an $88.0 million increase in net proceeds from our senior unsecured revolving line of credit and a $9.4 million decrease in senior note principal payments, which was offset by a $42.3 million increase in repurchases of our common stock. Our repurchases of common stock and financing arrangements are more fully described below under "Stock Repurchase Program" and "Financing Agreements," respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases and nonmonetary exchanges, for the six-month period ended June 30, 2016 and the years ended December 31, 2015, 2014 and 2013:

	June 30,	December 31,
(In thousands)	2016	2015	2014	2013
Land and structures	$69,923	$153,460	$117,487	$126,424
Tractors	112,163	128,911	91,750	59,317
Trailers	81,514	114,209	80,853	70,042
Technology	11,792	32,044	38,264	15,032
Other equipment and assets	20,141	36,987	39,326	31,391
Proceeds from sales	(2,997)	(24,442)	(21,866)	(11,235)
Total	$292,536	$441,169	$345,814	$290,971

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

Stock Repurchase Program
During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are authorized but unissued shares of our common stock.
During the three and six months ended June 30, 2016, we repurchased 622,663 shares of our common stock for $40.0 million and 1,385,143 shares of our common stock for $84.7 million under our repurchase programs, respectively. As of June 30, 2016, we had $245.6 million remaining authorized under the 2016 Repurchase Program.

Financing Agreements

We have one outstanding unsecured senior note agreement with an amount outstanding of $95.0 million at June 30, 2016. At December 31, 2015, we had two outstanding unsecured senior note agreements with an aggregate amount outstanding of $120.0 million. The remaining unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the principal payments are fixed and range from 4.00% to 4.79%. The effective average interest rate on our outstanding senior note agreements were 4.37% and 4.68% at June 30, 2016 and December 31, 2015, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "2015 Credit Agreement"). The 2015 Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit. We may also request an increase in the line of credit commitments up to an aggregate of $350.0 million, which may include Term Loan Commitments, in a minimum amount of $25.0 million. Of the $250.0 million line of credit commitments, up to $100.0 million may be used for letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	June 30, 2016	December 31, 2015
Facility limit	$250,000	$250,000
Line of credit borrowings	(123,332)	(12,317)
Outstanding letters of credit	(74,943)	(67,719)
Available borrowing capacity	$51,725	$169,964

With the exception of borrowings pursuant to the 2015 Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

The 2015 Credit Agreement contains customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries would be required to guarantee payment of all our obligations under the 2015 Credit Agreement.

The 2015 Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We did not declare or pay a dividend on our common stock in the first half of 2016, and we have no current plans to declare or pay a dividend during the remainder of 2016. Our share repurchases are described above in “Stock Repurchase Program.”

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2016, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing 2015 Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic or freight mix changes, could cause variation in these trends. Operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to fewer shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

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

•
various economic factors such as recessions, downturns in customers' business cycles and shipping requirements, and global uncertainty and instability that may lead to fewer goods being transported, including the United Kingdom's decision to exit the European Union;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risk exposures during the second quarter of 2016. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below and other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our customers’ and suppliers’ businesses may be impacted by various economic factors such as recessions, a downturn in the economy, global uncertainty and instability and/or a disruption of financial markets, which may decrease demand for our services.

Adverse economic conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy, such as the United Kingdom's decision to exit the European Union, may lead to fewer goods being transported. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, due to disruptions in the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions, both in the United States and internationally, or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We also are subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1-30, 2016	173,934	$68.78	173,934	$23,742,101
May 1-31, 2016	220,361	$64.11	220,361	$9,613,956
June 1-30, 2016	228,368	$61.07	228,368	$245,605,467
Total	622,663	$64.30	622,663

During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

During the three and six months ended June 30, 2016, we repurchased 622,663 shares of our common stock for $40.0 million and 1,385,143 shares of our common stock for $84.7 million under our repurchase programs, respectively. As of June 30, 2016, we had $245.6 million remaining authorized under the 2016 Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

10.23 *
Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 99 contained in the Company's Registration Statement on Form S-8 (File No. 333-211464), filed on May 19, 2016)

10.23.1 *	Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Employees)

10.23.2 *	Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors)

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to the Condensed Financial Statements

* Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 8, 2016	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 8, 2016	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.23 *
Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 99 contained in the Company's Registration Statement on Form S-8 (File No. 333-211464), filed on May 19, 2016)

10.23.1 *	Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Employees)

10.23.2 *	Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors)

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to the Condensed Financial Statements

* Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.