Form 10-Q
period 2016-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2016-11-07
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2016 there were 82,439,552 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2016	December 31,
(In thousands, except share and per share data)	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,014	$11,472
Customer receivables, less allowances of $8,174 and $8,976, respectively	333,041	310,501
Other receivables	9,784	34,547
Prepaid expenses and other current assets	31,316	25,210
Total current assets	389,155	381,730

Property and equipment:
Revenue equipment	1,513,869	1,358,317
Land and structures	1,329,051	1,221,250
Other fixed assets	396,851	365,673
Leasehold improvements	8,664	7,585
Total property and equipment	3,248,435	2,952,825
Accumulated depreciation	(1,018,762)	(929,377)
Net property and equipment	2,229,673	2,023,448

Goodwill	19,463	19,463
Other assets	46,057	41,863
Total assets	$2,684,348	$2,466,504

Note: The Condensed Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	September 30,
	2016	December 31,
(In thousands, except share and per share data)	(Unaudited)	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,145	$66,774
Compensation and benefits	140,408	124,589
Claims and insurance accruals	46,376	44,917
Other accrued liabilities	27,045	22,634
Current maturities of long-term debt	—	26,488
Total current liabilities	268,974	285,402

Long-term liabilities:
Long-term debt	193,129	107,317
Other non-current liabilities	162,422	154,094
Deferred income taxes	266,348	235,054
Total long-term liabilities	621,899	496,465
Total liabilities	890,873	781,867

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,578,641 and 84,411,878 shares outstanding at September 30, 2016 and December 31, 2015, respectively	8,258	8,441
Capital in excess of par value	135,000	134,401
Retained earnings	1,650,217	1,541,795
Total shareholders’ equity	1,793,475	1,684,637
Total liabilities and shareholders’ equity	$2,684,348	$2,466,504

Note: The Condensed Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenue from operations	$782,611	$779,474	$2,245,779	$2,237,870

Operating expenses:
Salaries, wages and benefits	425,076	406,592	1,234,369	1,162,457
Operating supplies and expenses	83,197	88,669	238,904	270,108
General supplies and expenses	22,010	24,350	65,930	69,175
Operating taxes and licenses	22,714	23,855	69,368	69,667
Insurance and claims	10,185	10,808	29,792	31,171
Communications and utilities	7,025	6,867	21,357	20,143
Depreciation and amortization	49,041	42,561	140,293	121,120
Purchased transportation	18,907	30,297	55,579	93,147
Building and office equipment rents	2,050	2,395	6,487	7,147
Miscellaneous expenses, net	5,002	3,226	13,312	9,417
Total operating expenses	645,207	639,620	1,875,391	1,853,552

Operating income	137,404	139,854	370,388	384,318

Non-operating expense (income):
Interest expense	1,131	1,163	3,378	3,901
Interest income	(10)	(33)	(38)	(187)
Other expense, net	6	1,866	782	2,544
Total non-operating expense	1,127	2,996	4,122	6,258

Income before income taxes	136,277	136,858	366,266	378,060

Provision for income taxes	50,696	52,490	139,012	145,594

Net income	$85,581	$84,368	$227,254	$232,466

Earnings per share:
Basic	$1.03	$0.99	$2.73	$2.71
Diluted	$1.03	$0.99	$2.73	$2.71

Weighted average shares outstanding:
Basic	82,742,070	85,247,467	83,357,449	85,645,760
Diluted	82,811,371	85,247,467	83,389,824	85,645,760

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$227,254	$232,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,293	121,120
Loss (gain) on sale of property and equipment	542	(2,177)
Other operating activities, net	42,039	20,865
Net cash provided by operating activities	410,128	372,274

Cash flows from investing activities:
Purchase of property and equipment	(351,121)	(362,015)
Proceeds from sale of property and equipment	4,571	19,372
Net cash used in investing activities	(346,550)	(342,643)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(26,488)	(36,889)
Net proceeds on revolving line of credit	85,812	63,000
Payments for share repurchases	(119,022)	(79,117)
Other financing activities, net	(338)	—
Net cash used in financing activities	(60,036)	(53,006)

Increase (decrease) in cash and cash equivalents	3,542	(23,375)
Cash and cash equivalents at beginning of period	11,472	34,787
Cash and cash equivalents at end of period	$15,014	$11,412

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2016 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2016.

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

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $193.1 million and $133.8 million at September 30, 2016 and December 31, 2015, respectively. The estimated fair value of our total long-term debt and capital lease obligations was $198.8 million and $139.1 million at September 30, 2016 and December 31, 2015, respectively. The carrying value of our revolving credit facility approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

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
During the three and nine months ended September 30, 2016, we repurchased 517,395 shares of our common stock for $34.3 million and 1,902,538 shares of our common stock for $119.0 million under our repurchase programs, respectively. As of September 30, 2016, we had $211.3 million remaining authorized under the 2016 Repurchase Program.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows" (Topic 230). This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017. We do not believe the adoption of ASU 2016-15 will have a material impact on our financial position, results of operations or cash flows.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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
The following table summarizes our restricted stock award activity:

	Shares	Weighted Average Grant Date Fair Value Per Share

Granted on May 26, 2016	74,376	$63.94
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2016	74,376	$63.94

At September 30, 2016, the Company had $3.6 million of stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that will be recognized over a weighted average period of 2.42 years.

Note 3. Earnings Per Share

Basic earnings per share of the Company is computed by dividing net income by the daily weighted average number of shares of common stock outstanding for the period, excluding unvested restricted stock. Unvested restricted stock is included in common shares outstanding in the balance sheets. Diluted earnings per share is computed using the treasury stock method and includes the impact of shares of unvested restricted stock.

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	82,742,070	85,247,467	83,357,449	85,645,760
Dilutive effect of share-based awards	69,301	—	32,375	—
Weighted average shares outstanding - diluted	82,811,371	85,247,467	83,389,824	85,645,760

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 4. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015
Senior notes	$95,000	$120,000
Revolving credit facility	98,129	12,317
Capitalized leases and other obligations	—	1,488
Total long-term debt and capital lease obligations	193,129	133,805
Less: Current maturities	—	(26,488)
Total maturities due after one year	$193,129	$107,317

We have one unsecured senior note agreement with an amount outstanding of $95.0 million at September 30, 2016. At December 31, 2015, we had two unsecured senior note agreements with an aggregate amount outstanding of $120.0 million. The remaining unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rates on our outstanding senior note agreements were 4.37% and 4.68% at September 30, 2016 and December 31, 2015, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "2015 Credit Agreement"). The 2015 Credit Agreement originally provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which if exercised and approved, would expand the total borrowing capacity to an aggregate of $350.0 million.

On September 9, 2016, we exercised a portion of the accordion feature and entered into an amendment to the 2015 Credit Agreement to increase the aggregate commitments from existing lenders by $50.0 million to an aggregate of $300.0 million. Of the $300.0 million line of credit commitments under the 2015 Credit Agreement, as amended, up to $100.0 million may be used for letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs.

At our option, borrowings under the 2015 Credit Agreement bear interest at either: (i) LIBOR plus an applicable margin (based on our ratio of debt-to-total capitalization) that ranges from 1.0% to 1.50%; or (ii) a Base Rate plus an applicable margin (based on our ratio of debt-to-total capitalization) that ranges from 0.0% to 0.5%. Loans under the Sweep Program bear interest at the LIBOR plus applicable margin rate. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.125% to 0.2% (based upon the ratio of debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the 2015 Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For the three and nine months ended September 30, 2016 under the 2015 Credit Agreement, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125%. For the three and nine months ended September 30, 2015 under the previous credit agreement, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.175%. There were $74.9 million and $67.7 million of outstanding letters of credit at September 30, 2016 and December 31, 2015, respectively. Letter of credit fees remained at 1.0% during the three and nine months ended September 30, 2016 and 2015.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 5. Commitments and Contingencies

We are involved in various legal proceedings, governmental inquiries and claims that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these legal proceedings, governmental inquiries or claims will have a material adverse effect upon our financial position, results of operations or cash flows.

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

In analyzing the components of our revenue, we monitor changes and trends in our LTL services using the following key metrics, which exclude certain transportation and logistics services where pricing is generally not determined by weight, commodity or distance:

•
LTL Revenue Per Hundredweight - This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight metrics results in a better indicator of changes in this metric by matching total billed revenue with the corresponding weight of those shipments.

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

Our primary revenue focus is to increase “density,” which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate "yield", which is measured as revenue per hundredweight, on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in efficiency are key components in our ability to produce profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.3	52.2	55.0	51.9
Operating supplies and expenses	10.6	11.4	10.6	12.1
General supplies and expenses	2.8	3.1	2.9	3.1
Operating taxes and licenses	2.9	3.1	3.1	3.1
Insurance and claims	1.3	1.4	1.3	1.4
Communications and utilities	0.9	0.9	1.0	0.9
Depreciation and amortization	6.3	5.4	6.2	5.4
Purchased transportation	2.4	3.9	2.5	4.2
Building and office equipment rents	0.3	0.3	0.3	0.3
Miscellaneous expenses, net	0.6	0.4	0.6	0.4
Total operating expenses	82.4	82.1	83.5	82.8

Operating income	17.6	17.9	16.5	17.2

Interest expense, net *	0.2	0.2	0.2	0.2
Other expense, net	0.0	0.2	0.0	0.1

Income before income taxes	17.4	17.5	16.3	16.9

Provision for income taxes	6.5	6.7	6.2	6.5

Net income	10.9%	10.8%	10.1%	10.4%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three and nine-month periods ended September 30, 2016 and 2015 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
Work days	64	64	—%	192	191	0.5%
Revenue (in thousands)	$782,611	$779,474	0.4%	$2,245,779	$2,237,870	0.4%
Operating ratio	82.4%	82.1%		83.5%	82.8%
Net income (in thousands)	$85,581	$84,368	1.4%	$227,254	$232,466	(2.2)%
Diluted earnings per share	$1.03	$0.99	4.0%	$2.73	$2.71	0.7%
LTL tons (in thousands)	2,049	2,075	(1.3)%	5,997	5,980	0.3%
LTL shipments (in thousands)	2,641	2,689	(1.8)%	7,727	7,615	1.5%
LTL weight per shipment (lbs.)	1,551	1,543	0.5%	1,552	1,570	(1.1)%
LTL revenue per hundredweight	$18.79	$18.33	2.5%	$18.44	$18.22	1.2%
LTL revenue per shipment	$291.51	$282.90	3.0%	$286.23	$286.07	0.1%
Average length of haul (miles)	925	927	(0.2)%	930	928	0.2%

Our financial results for the third quarter and first nine months of 2016 reflect our continued focus on maximizing profitability in a challenging economic environment while maintaining premium customer service. Revenue increased slightly during the third quarter and first nine months of 2016 as compared to 2015, primarily due to increases in revenue per hundredweight that were sufficient to offset decreases in LTL tons per day and lower revenue for non-LTL services. We believe the increases in revenue per hundredweight reflect a stable pricing environment and are supported by our ability to consistently provide a superior service value to our customers.

While we continue to focus on controlling our variable costs, our long-term growth strategy requires significant investments in both capacity and our team of employees. These investments increased our cost, and when combined with a slight increase in revenue, resulted in a decline in leverage on our fixed operating costs. We remain committed, however, to this level of investment to support our premium service and long-term growth initiatives. As a result, our operating ratio increased 30 and 70 basis points compared to the third quarter and first nine months of 2015, respectively. Net income increased 1.4% in the third quarter of 2016 and decreased 2.2% in the first nine months of 2016 as compared to third quarter and first nine months of 2015. Diluted earnings per share increased 4.0% and 0.7% as compared to the third quarter and first nine months of 2015, respectively.

Revenue

For the third quarter of 2016, revenue increased $3.1 million, or 0.4% over the third quarter of 2015, despite a $6.4 million reduction in non-LTL revenue resulting from strategic changes in our service offerings that began in the second half of 2015. For the first nine months of 2016, revenue increased $7.9 million, or 0.4% over the first nine months of 2015, despite lower fuel surcharges and a $25.0 million reduction in non-LTL revenue. Our increase in revenue is primarily due to an increase in LTL revenue per hundredweight, as LTL tonnage per day decreased for the periods compared. Third quarter LTL tonnage declined 1.3% due to a 1.8% decrease in LTL shipments per day, partially offset by a 0.5% increase in LTL weight per shipment. LTL tonnage during the first nine months of 2016 increased 0.3% due to the 0.9% increase in shipments per day and an additional workday in 2016, partially offset by a 1.1% decrease in weight per shipment as compared to the first nine months of 2015.

LTL revenue per hundredweight increased 2.5% and 1.2% in the third quarter and first nine months of 2016, respectively, as compared to the prior-year periods. LTL revenue per hundredweight, excluding fuel surcharges, increased 2.7% and 3.0% in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015. We believe these improvements in revenue per hundredweight reflect our commitment to our disciplined yield management process and support the premium service levels we provide to our customers.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the U.S. Department of Energy ("DOE") that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges decreased to 9.8% and 9.4% for the third quarter and first nine months of 2016, respectively, as compared to 10.0% and 10.8% for the respective periods of 2015. These decreases were due primarily to a decrease in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Fourth Quarter 2016 Update

Total revenue per day for October 2016 increased 1.0% as compared to October 2015, which included an increase in LTL revenue per hundredweight offset by a 1.6% decrease in LTL tons per day.  The fourth quarter of 2016 will have 62 workdays as compared to 63 workdays in the fourth quarter of 2015.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2016 increased $18.5 million, or 4.5%, over the prior-year comparable quarter due to an $8.4 million increase in the costs for salaries and wages and a $10.1 million increase in benefit costs. Salaries, wages and benefits for the first nine months of 2016 increased $71.9 million, or 6.2%, over the prior-year comparable period due to a $44.5 million increase in the costs for salaries and wages and a $27.4 million increase in benefit costs. The increases in salaries and wages, excluding benefits, were due primarily to the impact of the annual wage increase provided to employees in September 2015 and 2016 and an increase in our direct labor costs to support our strategic reduction in purchased transportation. These increases were partially offset by productivity improvements in our platform shipments per hour of 4.7% and 5.0% and our platform pounds per hour of 5.9% and 3.9% as compared to the third quarter and first nine months of 2015, respectively. Both P&D shipments and stops per hour remained generally consistent between the comparable periods, while our linehaul laden load average declined 1.4% and 2.3% in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015. Our aggregate productive labor costs increased to 28.5% and 28.9% of revenue in the third quarter and first nine months of 2016, respectively, as compared to 28.0% and 27.5% in the third quarter and first nine months of 2015, respectively.

Employee benefit costs increased $10.1 million and $27.4 million in the third quarter and first nine months of 2016, respectively, as compared to the same prior-year periods. These increases were due primarily to higher costs for our group health and dental plans as well as an increase in certain benefit plan costs that are directly linked to the market price of our common stock. As a result, our employee benefit costs increased to 34.4% and 33.6% of salaries and wages in the third quarter and first nine months of 2016, respectively, from 32.0% and 32.2% in the third quarter and first nine months of 2015, respectively.

Operating supplies and expenses decreased $5.5 million and $31.2 million in the third quarter and first nine months of 2016, respectively, as compared to the same prior year periods. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our diesel fuel costs, excluding fuel taxes, decreased due primarily to an 8.0% and 19.1% decrease in our average cost per gallon as compared to the third quarter and first nine months of 2015, respectively. In addition, our fuel consumption continued to benefit from improvements in our miles per gallon as we added newer, more fuel-efficient equipment to our operations. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, remained consistent as a percent of revenue between the periods compared.

Depreciation and amortization increased $6.5 million and $19.2 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods of 2015. The increase in depreciation and amortization was due primarily to the assets acquired as part of our 2015 and 2016 capital expenditure programs. As a percent of revenue, our depreciation and amortization expense increased by 0.9% and 0.8% as compared to the third quarter and first nine months of 2015, respectively. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Purchased transportation decreased $11.4 million and $37.6 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods of 2015. The decrease in purchased transportation was due primarily to the strategic elimination of certain services in the second half of 2015 that reduced our use of third-party providers. We utilize purchased transportation services to support our LTL services and other non-LTL services, including our container drayage and truckload brokerage services.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash and cash equivalents at beginning of period	$11,472	$34,787
Cash flows provided by (used in):
Operating activities	410,128	372,274
Investing activities	(346,550)	(342,643)
Financing activities	(60,036)	(53,006)
Increase (decrease) in cash and cash equivalents	3,542	(23,375)
Cash and cash equivalents at end of period	$15,014	$11,412

The change in our cash flows provided by operating activities during the first nine months of 2016 as compared to the first nine months of 2015 was due primarily to an increase in our net deferred tax liability of $40.6 million and increased depreciation of $19.2 million. These increases were partially offset by a $5.2 million reduction in net income and other fluctuations in certain working capital accounts.
The change in our cash flows used in investing activities during the first nine months of 2016 as compared to the first nine months of 2015 was due primarily to the timing of our capital expenditures and proceeds from asset disposals. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”
The change in our cash flows used in financing activities during the first nine months of 2016 as compared to the first nine months of 2015 was due primarily to a $39.9 million increase in repurchases of our common stock, partially offset by a $22.8 million increase in net proceeds from our senior unsecured revolving line of credit and a $10.4 million decrease in senior note principal payments. Our repurchases of common stock and financing arrangements are more fully described below under "Stock Repurchase Program" and "Financing Agreements," respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases and nonmonetary exchanges, for the nine-month period ended September 30, 2016 and the years ended December 31, 2015, 2014 and 2013:

	September 30,	December 31,
(In thousands)	2016	2015	2014	2013
Land and structures	$109,151	$153,460	$117,487	$126,424
Tractors	113,747	128,911	91,750	59,317
Trailers	86,720	114,209	80,853	70,042
Technology	16,055	32,044	38,264	15,032
Other equipment and assets	25,448	36,987	39,326	31,391
Proceeds from sales	(4,571)	(24,442)	(21,866)	(11,235)
Total	$346,550	$441,169	$345,814	$290,971

Our capital expenditure requirements are generally based upon the projected increase in the number and size of our service center facilities to support our plans for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage growth. These requirements can vary from year to year depending on our needs for, and the availability of, property and equipment.

We currently estimate capital expenditures will be approximately $405 million for the year ending December 31, 2016. Approximately $170 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $205 million is allocated for the purchase of tractors, trailers and other equipment; and approximately $30 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility, if needed. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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
During the three and nine months ended September 30, 2016, we repurchased 517,395 shares of our common stock for $34.3 million and 1,902,538 shares of our common stock for $119.0 million under our repurchase programs, respectively. As of September 30, 2016, we had $211.3 million remaining authorized under the 2016 Repurchase Program.

Financing Agreements

We have one unsecured senior note agreement with an amount outstanding of $95.0 million at September 30, 2016. At December 31, 2015, we had two unsecured senior note agreements with an aggregate amount outstanding of $120.0 million. The remaining unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rates on our outstanding senior note agreements were 4.37% and 4.68% at September 30, 2016 and December 31, 2015, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "2015 Credit Agreement"). The 2015 Credit Agreement originally provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which if exercised and approved, would expand the total borrowing capacity to an aggregate of $350.0 million.

On September 9, 2016, we exercised a portion of the accordion feature and entered into an amendment to the 2015 Credit Agreement to increase the aggregate commitments from existing lenders by $50.0 million to an aggregate of $300.0 million. Of the $300.0 million line of credit commitments under the 2015 Credit Agreement, as amended, up to $100.0 million may be used for letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	September 30, 2016	December 31, 2015
Facility limit	$300,000	$250,000
Line of credit borrowings	(98,129)	(12,317)
Outstanding letters of credit	(74,943)	(67,719)
Available borrowing capacity	$126,928	$169,964

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

The 2015 Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We did not declare or pay a dividend on our common stock in the first nine months of 2016, and we have no current plans to declare or pay a dividend during the remainder of 2016. Our share repurchases are described above in “Stock Repurchase Program.”

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2016, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing 2015 Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

•	the costs and potential liabilities related to various legal proceedings and claims that have arisen in the ordinary course of our business, some of which include class-action allegations;

•	the costs and potential liabilities related to governmental proceedings or inquiries;

•	the costs and potential liabilities related to our international business operations and relationships;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings, governmental inquiries and claims that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these legal proceedings, governmental inquiries or claims will have a material adverse effect upon our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1-31, 2016	214,792	$62.40	214,792	$232,203,143
August 1-31, 2016	159,424	$69.55	159,424	$221,115,072
September 1-30, 2016	143,179	$68.78	143,179	$211,266,519
Total	517,395	$66.37	517,395

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
During the three and nine months ended September 30, 2016, we repurchased 517,395 shares of our common stock for $34.3 million and 1,902,538 shares of our common stock for $119.0 million under our repurchase programs, respectively. As of September 30, 2016, we had $211.3 million remaining authorized under the 2016 Repurchase Program.

Item 6. Exhibits

Exhibit No.	Description

4.13.1
First Amendment to Amended and Restated Credit Agreement and Commitment Increase Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated September 9, 2016. (Incorporated by reference to Exhibit 4.13.1 contained in the Company's Form 8-K, filed on September 12, 2016)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 7, 2016	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 7, 2016	/s/ JOHN P. BOOKER, III
John P. Booker, III
Vice President - Controller (Principal Accounting Officer)

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

4.13.1
First Amendment to Amended and Restated Credit Agreement and Commitment Increase Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated September 9, 2016. (Incorporated by reference to Exhibit 4.13.1 contained in the Company's Form 8-K, filed on September 12, 2016)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.