Form 10-K
period 2016-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2017-02-27
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was $3,708,544,464, based on the closing sales price as reported on the NASDAQ Global Select Market.
As of February 24, 2017, the registrant had 82,466,236 outstanding shares of Common Stock ($0.10 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

Forward-Looking Information	1

Signatures	52
Exhibit Index	53

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

Our forward-looking statements are based on our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements as (i) these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made, except to the extent required by law.

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, references in this report to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Overview

We are a leading, union-free motor carrier providing regional, inter-regional and national less-than-truckload (“LTL”) services through a single integrated organization. Our LTL services include ground and air expedited transportation for time-sensitive shipments, consumer household pickup and delivery and freight delivery services throughout North America. In addition to our core LTL services, we offer a range of other value-added services that include container drayage, truckload brokerage, supply chain consulting and warehousing. More than 97% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

We have grown to the fourth largest LTL motor carrier in the United States, as measured by 2015 revenue, from the seventh largest LTL motor carrier in the United States, as measured by 2010 revenue, according to Transport Topics. We have increased our revenue and customer base over this five-year period primarily through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our regions covering the continental United States. We opened 10 and 44 new service centers over the past five and ten years, respectively, for a total of 226 service centers at December 31, 2016. We believe this expansion produced increased capacity within our service center network and provides us with opportunities for future growth.

We believe the growth in demand for our services can be attributed to our ability to consistently provide a superior level of customer service at a fair price, which allows our customers to meet their supply chain needs. Our integrated structure allows us to offer our customers consistent high-quality service from origin to destination, and we believe our operating structure and proprietary information systems enable us to efficiently manage our operating costs. Our services are complemented by our technological capabilities, which we believe provide the tools to improve the efficiency of our operations while also empowering our customers to manage their individual shipping needs.

We were founded in 1934 and incorporated in Virginia in 1950. Our principal executive offices are located at 500 Old Dominion Way, Thomasville, North Carolina 27360. Please refer to the Balance Sheets and Statements of Operations included in Item 8, “Financial Statements and Supplementary Data” in this report for information regarding our total assets, revenue from operations and net income.

Our Industry

Trucking companies provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: LTL and truckload. LTL freight carriers typically pick up multiple shipments from multiple customers on a single truck. The LTL freight is then routed through a network of service centers where the freight may be transferred to other trucks with similar destinations. LTL motor carriers generally require a more expansive network of local pickup and delivery (“P&D”) service centers, as well as larger breakbulk, or hub, facilities. In contrast, truckload carriers generally dedicate an entire truck to one customer from origin to destination.

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

According to the American Trucking Associations, the trucking industry accounted for 81.2% of the $894.6 billion total U.S. transportation revenue in 2015. The LTL sector had revenue in 2015 of $56.3 billion, which represented 6.3% of total U.S. transportation revenue. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2015 revenue as reported in Transport Topics, the largest 10 and 25 LTL motor carriers accounted for approximately 50% and 60%, respectively, of the total LTL market. We believe consolidation in our industry will continue due to customer demand for transportation providers offering both national and regional LTL as well as other complementary value-added services.

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

Throughout our organization, we continuously seek to improve customer service by maximizing on-time performance and minimizing cargo claims. We believe our transit times are generally faster and more reliable than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national LTL service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe the combination of these factors provide us with a distinct advantage over most of our competitors.

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

Service Center Operations

At December 31, 2016, we operated 226 service center locations, of which we owned 182 and leased 44. Our network includes ten major breakbulk facilities located in Rialto, California; Atlanta, Georgia; Columbus, Ohio; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

Our service centers are responsible for the pickup and delivery of freight within their local service area. Each night, our service centers load outbound freight for transport to our other service centers for delivery. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to ensure quality service and efficient operations.

Although we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or through other electronic gateways. Our systems allow us to offer our customers access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. These centralized systems and our customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service offerings.

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

Tractors, Trailers and Maintenance

At December 31, 2016, we owned 7,994 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2016, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	7,994	4.5
Linehaul trailers	22,970	5.7
P&D trailers	9,555	9.0

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2016, 2015 and 2014. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Tractors	$114,166	$128,911	$91,750
Trailers	94,040	114,209	80,853
Total	$208,206	$243,120	$172,603

At December 31, 2016, we operated 39 maintenance centers at strategic service center locations throughout our network. These maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventative maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2016, our largest customer accounted for approximately 3.0% of our revenue and our largest 5, 10 and 20 customers accounted for 10.4%, 15.4% and 21.9% of our revenue, respectively. For each of the previous three years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities. We also provide access to our systems through multiple gateways that offer our customers and employees maximum flexibility and immediate access to information. We employ vehicle safety systems, on-board and hand-held computer systems, freight handling systems and logistics technology to reduce costs and transit times. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention ("SIR") or deductible. At December 31, 2016, the amounts of our SIR and/or deductibles were as follows:

•$2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, plus a one-time, $2.5 million aggregate corridor deductible applicable to any claim that exceeds $5.0 million and occurs after
March 30, 2016;
•$100,000 per occurrence for cargo loss and damage;
•$1.0 million per occurrence for workers’ compensation claims; and
•$800,000 per covered person paid during 2016 for group health claims.

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

Employees

As of December 31, 2016, we employed 17,543 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	9,383
Platform	2,993
Fleet technicians	537
Sales, administrative and other	4,630
Total	17,543

As of December 31, 2016, we employed 4,910 linehaul drivers and 4,473 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided the opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 2,725 active drivers who have successfully completed this training, which was approximately 29% of our driver workforce as of December 31, 2016. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 6.1%, which is below our Company-wide turnover rate for all drivers of approximately 8.3%.

We reward our drivers who maintain safe driving records with annual bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $3.7 million, $3.4 million and $3.1 million in 2016, 2015 and 2014, respectively.

Governmental Regulation

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental regulations, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service.

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

Driver Hours of Service

In December 2011, the Federal Motor Carrier Safety Administration (the "FMCSA") issued revised rules governing hours of service for commercial truck drivers (the "2011 Rules"), and mandated compliance by July 1, 2013. The 2011 Rules reduced the maximum number of hours a truck driver could work each week to 70 hours from the former 82-hour limit. The 2011 Rules maintained the maximum 11-hour daily driving limit, but required that drivers take a 30-minute break prior to working beyond eight hours. The 2011 Rules also added restrictions to the “34-hour restart” provision to include two rest periods between 1 a.m. and 5 a.m., and limited the use of the restart to once every 168 hours. Compliance with the 2011 Rules on July 1, 2013 required us to make certain changes in our operating procedures. These changes increased our operating costs by limiting the productivity of our drivers.

In December 2014, the FMCSA temporarily suspended, through the 2015 Omnibus Appropriations Bill, enforcement of the provisions requiring two rest periods between 1 a.m. and 5 a.m. and the 168-hour minimum restart restriction. The suspension of these provisions of the 2011 Rules allowed us to improve our productivity and we continue to benefit from the suspension of these provisions.

In connection with the temporary suspension, Congress requested that the FMCSA conduct a study to determine whether two rest periods between 1 a.m. and 5 a.m., and the limited use of one restart every 168 hours, significantly improved safety benefits. In December 2016, Congress enacted legislation providing that if the FMCSA study demonstrates significant safety benefits attributable to these two rest periods and the 168-hour minimum restart restriction, then these two restrictions to the “34-hour restart” provision will be reinstated.  If the FMCSA’s study does not support the safety benefits, the suspension will remain in effect. The FMCSA has not yet released its study.

Electronic Logging Devices

In December 2015, the FMCSA issued final rules to mandate the use of electronic logging devices (“ELDs”) to automatically record driving time for hours of service reporting. Generally, carriers must comply with these new requirements by December 2017. We currently utilize ELDs in all of our Company-owned vehicles and do not believe this new requirement will have a significant impact on our operations.

Commercial Driver's License Drug and Alcohol Clearinghouse

In December 2016, the FMCSA released a final rule establishing the Commercial Driver’s License Drug and Alcohol Clearinghouse ("DAC"). The DAC is a database that will maintain records of drug and alcohol violations of commercial motor vehicle drivers. The DAC will require us to check prospective employees for drug and alcohol violations, and all current driver employees must be checked at least annually. The intent of the clearinghouse is to ensure that drivers cannot conceal drug and alcohol violations by changing jobs or locations. Compliance with this rule, which provides for a three-year implementation period, is required by January 6, 2020.

We are subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2017 or fiscal year 2018. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

•
we may be unable to continue to collect fuel surcharges or our fuel surcharge program may become ineffective in mitigating the impact of the fluctuating costs of fuel and other petroleum-based products;

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;

•	our customers may manage their inventory levels more closely to a “just-in-time” basis, which may increase our costs and adversely affect our ability to meet our customers’ needs;

•	consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing.

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

We cannot assure that we will overcome the risks associated with our growth strategy. If we fail to overcome those risks, we may not realize additional revenue or profits from our efforts, we may incur additional expenses and, as a result, our financial position and results of operations could be materially and adversely affected.

We may be unable to successfully consummate and integrate acquisitions as part of our growth strategy.

Growth through acquisitions historically has been a key component of our LTL growth strategy. In the future, we may seek to acquire other LTL carriers as well as other complementary businesses. Exploration of potential acquisitions requires significant attention from our management team. In addition, we expect to compete for acquisition opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot ensure that we will have sufficient cash to consummate an acquisition or otherwise be able to obtain financing for an acquisition. If we are unable to access sufficient funding for potential acquisitions, we may not be able to complete transactions that we otherwise find advantageous.

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

Our customers’ and suppliers’ businesses may be impacted by various economic factors such as recessions, downturns in the economy, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services.

Adverse economic conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy, such as the United Kingdom's decision to exit the European Union, may lead to fewer goods being transported. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, due to disruptions in the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions and changes in the political and regulatory environment, both in the United States and internationally, or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

Difficulties attracting and retaining qualified drivers could result in increases in driver compensation and could adversely affect our profitability, our ability to maintain or grow our fleet and our ability to maintain our customer relationships.

From time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers and such shortages may recur in the future. Due in part to the time commitment, physical requirements, our stringent hiring standards and current industry conditions, the available pool of qualified employee drivers has been declining. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. The compensation we offer our drivers is subject to market conditions that may require increases in driver compensation. If we are unable to attract and retain a sufficient number of qualified drivers, we could be required to adjust our compensation packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

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

The requirements of the CSA could also shrink the industry’s pool of drivers, as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. We have insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to our SIRs and deductibles. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. If claims exceed our SIR or deductible levels, insurance companies exit the transportation insurance marketplace, or insurance market conditions change, insurers could raise premiums for excess coverage to cover their expenses and anticipated future losses.  In addition, insurance companies generally require us to collateralize our SIR or deductible levels. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

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

Our business is highly capital intensive. We generally finance our capital expenditures and planned growth with existing cash, cash flow from operations, issuance of debt and through available borrowings under our existing senior unsecured credit agreement. We may require additional capital to finance long-term real estate purchase opportunities and acquisitions, which we may fund through additional debt or through equity offerings. If we are unable to generate sufficient cash from our operations or raise capital by accessing the debt and equity markets, we may be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

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

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Future fluctuations in prices and diesel fuel availability could have a material adverse effect on our operating results. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalances. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to ensure adequate supply on a timely basis and to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results. We have fuel surcharge programs in place with a majority of our customers, which help offset the negative impact of the increased cost of diesel fuel and other petroleum-based products. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those costs associated with empty miles or the time during which our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. We regularly monitor the components of our pricing, including fuel surcharges, and address individual account profitability issues with our customers when necessary; however, there can be no assurance that fuel surcharges can be maintained indefinitely or will be sufficiently effective in offsetting increases in diesel fuel prices.

We are subject to various governmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future governmental laws or regulations could adversely affect our business.

We are subject to various federal, state and local governmental laws and regulations that govern, among other things, the emission and discharge of hazardous materials into the environment, the presence of hazardous materials at our properties or in our vehicles, fuel storage tanks, the transportation of certain materials and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the clean-up of accidents involving our vehicles. Environmental laws have become and are expected to continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

In addition to the EPA regulations on exhaust emissions with which we must comply, there is an increased regulatory focus on climate change and greenhouse gas emissions. We are also subject to increasing sensitivity to sustainability issues. This increased focus on sustainability may result in new regulations and/or customer requirements that could adversely impact our business. Any future limitations on the emission of greenhouse gases, other environmental legislation or customer sustainability requirements could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

We are subject to the risks of litigation and governmental proceedings or inquiries, which could adversely affect our business.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, and may include class-action allegations. We are also subject to potential governmental proceedings, inquiries, and claims. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance.  Defending ourselves against such actions could result in significant costs and could require a substantial amount of time and effort by our management team. We cannot predict the outcome of litigation or governmental proceedings or inquiries to which we are a party or whether we will be subject to future legal actions. As a result, the potential costs associated with legal actions against us could adversely affect our business, financial condition or results of operations.

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

Our operations are subject to seasonal trends common in our industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

If we are unable to retain our key employees, or if we do not effectively execute our succession plan, our financial condition, results of operations and liquidity could be adversely affected.

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operations and liquidity if we are unable to secure replacement personnel who have sufficient experience in our industry and in the management of our business. If we are unable to continue to develop and retain a core group of management personnel and execute succession planning strategies, or we encounter any unforeseen difficulties associated with the recent transition of members of our management team, our business could be negatively impacted in the future.

Our principal shareholders control a large portion of our outstanding common stock.

Earl E. Congdon, David S. Congdon, John R. Congdon, Jr. and members of their respective families beneficially own an aggregate of approximately 26% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.

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

We are reliant on the proper functioning and availability of our information systems for our operations as well as providing a value-added service to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer credit card and transaction data, employee records and key financial and operational results and statistics. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of these systems and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks. Although our information systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

Failure to keep pace with developments in technology, any disruption to our technology infrastructure, or failures of essential services upon which our technology platforms rely could cause us to incur costs or result in a loss of business, which may have a material adverse effect on our results of operations and financial condition.

We rely heavily on information technology systems. Our information technology systems are complex and require ongoing investments and enhancements to meet both internal requirements and the requirements of our customers. If we are unable to invest in and enhance our technology systems in a timely manner or at a reasonable cost, or if we are unable to train our employees to operate the new or enhanced systems, our results of operations and financial condition could be adversely affected. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or adversely affect our results of operations.

Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

Damage to our reputation through unfavorable publicity could adversely affect our financial condition.

In the current environment of instantaneous communication and social media outlets, the quick and broad dissemination of information through media sources could cause damaging information about us, whether accurate or not, to be broadly publicized.  Unfavorable publicity about us or our employees could damage our reputation and may result in a reduction in demand for our services or the loss of customers that could have a negative impact on our financial condition, results of operations and liquidity. This unfavorable publicity could also require the need to allocate significant resources to the rebuilding of our reputation.

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

There can be no assurance of our ability to declare and pay cash dividends in future periods.

On February 2, 2017, we announced that our Board of Directors had declared the first quarterly cash dividend on our common stock. The dividend of $0.10 per share is payable on March 20, 2017, to shareholders of record at the close of business on March 6, 2017. We intend to pay a quarterly cash dividend to holders of our common stock for the foreseeable future; however, dividend payments are subject to approval by our Board of Directors, and are restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our revolving credit facility. As a result, future dividend payments are not guaranteed and will depend upon various factors such as our overall financial condition, available liquidity, anticipated cash needs, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

The market value of our common stock may fluctuate and could be substantially affected by various factors.

The price of our common stock on the NASDAQ Global Select Market changes constantly. We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity;

•	changes in analysts’ recommendations or projections;

•	failure to meet analysts’ projections;

•	general political, social, economic and capital market conditions;

•	announcements of developments related to our business;

•	operating and stock performance of other companies deemed to be peers;

•	actions by government regulators; and

•	news reports of trends, concerns and other issues related to us or our industry, including changes in regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 168,000 square feet on 31.8 acres of land. At December 31, 2016, we operated 226 service centers, of which 182 were owned and 44 were leased. Our owned service centers include most of our larger facilities and account for approximately 92% of the total door capacity in our network. We own each of our major breakbulk facilities listed below and have provided the number of doors as of December 31, 2016.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Dallas, Texas	304
Harrisburg, Pennsylvania	300
Memphis, Tennessee	267
Rialto, California	265
Atlanta, Georgia	227
Greensboro, North Carolina	212
Columbus, Ohio	211
Salt Lake City, Utah	188

Our 226 facilities are strategically dispersed over the states in which we operate. At December 31, 2016, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without causing any material negative impact on service to our customers or our operating results.

We also owned eight non-operating service center properties as of December 31, 2016. Three of these properties are leased to third parties with lease terms that range from month-to-month to a lease that expires in 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the NASDAQ Global Select Market ("Nasdaq") under the symbol ODFL. At February 22, 2017, there were 38,078 holders of our common stock, including 113 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2016 or 2015. On February 2, 2017, we announced that our Board of Directors had declared a cash dividend of $0.10 per share payable on March 20, 2017, to shareholders of record at the close of business on March 6, 2017. We currently intend to pay a quarterly cash dividend on our common stock for the foreseeable future.

Our senior unsecured credit agreement includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the credit agreement are ongoing (or would be caused by such restricted payment).

The following table sets forth the high and low sales price of our common stock for the periods indicated, as reported by Nasdaq:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$70.52	$72.45	$71.75	$91.69
Low	$48.92	$56.74	$59.55	$68.21

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$80.96	$76.98	$74.86	$65.78
Low	$69.50	$67.25	$60.40	$56.80

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1-31, 2016	134,784	$69.75	134,784	$201,865,076
November 1-30, 2016	25,519	$74.16	25,519	$199,972,557
December 1-31, 2016	—	$—	—	$199,972,557
Total	160,303	$70.45	160,303

During the second quarter of 2016, we completed our $200.0 million stock repurchase program, previously announced on November 10, 2014. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2011, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the NASDAQ Industrial Transportation Index, for the five-year period ended December 31, 2016.

Cumulative Total Return

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Old Dominion Freight Line, Inc.	$100	$127	$196	$287	$219	$318
S&P 500 Total Return Index	$100	$116	$154	$175	$177	$198
NASDAQ Industrial Transportation Index	$100	$107	$151	$183	$141	$183

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts)
	2016	2015	2014	2013	2012
Operating Data:
Revenue from operations	$2,991,517	$2,972,442	$2,787,897	$2,337,648	$2,134,579
Depreciation and amortization expense	189,867	165,343	146,466	127,072	110,743
Total operating expenses	2,507,682	2,474,202	2,346,590	1,999,210	1,849,325
Operating income	483,835	498,240	441,307	338,438	285,254
Interest expense, net (1)	4,274	5,001	6,502	9,473	11,428
Provision for income taxes	181,822	185,327	165,000	122,573	103,646
Net income	295,765	304,690	267,514	206,113	169,452

Per Share Data:
Basic earnings per share	$3.56	$3.57	$3.10	$2.39	$1.97
Diluted earnings per share	$3.56	$3.57	$3.10	$2.39	$1.97

Balance Sheet Data:
Cash and cash equivalents	$10,171	$11,472	$34,787	$30,174	$12,857
Current assets	382,622	381,730	403,772	309,730	254,974
Total assets	2,696,247	2,466,504	2,206,866	1,908,840	1,692,460
Current liabilities	288,636	285,402	255,638	232,122	225,139
Long-term debt (including current maturities)	104,975	133,805	155,714	191,429	240,407
Shareholders’ equity	1,851,158	1,684,637	1,494,064	1,232,082	1,025,969

(1)	For the purpose of this table, interest expense is presented net of interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. More than 97% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary revenue focus is to increase “density,” which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations, including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate "yield", which is measured as revenue per hundredweight, on the shipments we handle. We manage our yields by focusing on individual account profitability. We believe yield management and improvements in efficiency are key components in our ability to produce profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2016	2015	2014
Revenue from operations	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	55.2	52.8	49.6
Operating supplies and expenses	10.8	11.9	15.5
General supplies and expenses	2.9	3.0	3.0
Operating taxes and licenses	3.1	3.1	3.0
Insurance and claims	1.3	1.3	1.3
Communication and utilities	0.9	0.9	0.9
Depreciation and amortization	6.3	5.6	5.3
Purchased transportation	2.5	3.9	4.6
Building and office equipment rents	0.3	0.3	0.4
Miscellaneous expenses, net	0.5	0.4	0.6
Total operating expenses	83.8	83.2	84.2
Operating income	16.2	16.8	15.8
Interest expense, net (1)	0.1	0.2	0.2
Other expense, net	0.1	0.1	0.1
Income before income taxes	16.0	16.5	15.5
Provision for income taxes	6.1	6.2	5.9
Net income	9.9%	10.3%	9.6%

(1)	For the purpose of this table, interest expense is presented net of interest income.

Although our revenue for 2016 increased slightly, we believe demand for our service during 2016 was impacted by general weakness in the domestic economy. We believe that some shippers placed more emphasis on the cost of service in 2016 rather than our high-quality total value proposition, which also resulted in some freight diversion to lower cost carriers. We nonetheless remained committed to our pricing philosophy and focused on providing superior customer service during 2016. On-time deliveries were above 99% and our cargo claims ratio was below 0.3%. We continue to believe that providing superior service at a fair price will drive additional growth in market share for us, particularly in a strong economy.

We also maintained our long-term commitment to the continuous investment in our business in 2016. We spent $417.9 million on real estate, equipment and technology to increase the capacity of our network to accommodate future growth, while also meeting the increasing service demands of our customers. As a result of these investments and lower than expected revenue growth, certain operating costs as a percent of revenue increased during 2016. This led to a 60 basis-point increase in our operating ratio to 83.8% as compared to our Company record 83.2% in 2015. Net income decreased $8.9 million, or 2.9%, and diluted earnings per share decreased 0.3% to $3.56 in 2016 as compared to $3.57 in 2015.

2016 Compared to 2015

Key financial and operating metrics for 2016 and 2015 are presented below:

	2016	2015	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,991,517	$2,972,442	$19,075	0.6
Operating ratio	83.8%	83.2%
Net income (in thousands)	$295,765	$304,690	$(8,925)	(2.9)
Diluted earnings per share	$3.56	$3.57	$(0.01)	(0.3)
LTL tons (in thousands)	7,931	7,938	(7)	(0.1)
LTL shipments (in thousands)	10,148	10,129	19	0.2
LTL weight per shipment (lbs.)	1,563	1,567	(4)	(0.3)
LTL revenue per hundredweight	$18.51	$18.23	$0.28	1.5
LTL revenue per shipment	$289.36	$285.67	$3.69	1.3
LTL revenue per intercity mile	$5.09	$5.11	$(0.02)	(0.4)
LTL intercity miles (in thousands)	576,953	566,210	10,743	1.9
Average length of haul (miles)	928	928	—	—

Revenue

Our revenue in 2016 increased $19.1 million, or 0.6% as compared to 2015 due to a $45.9 million increase in LTL revenue, partially offset by a $26.8 million reduction in non-LTL revenue. LTL revenue was higher in 2016 as a result of an increase in LTL revenue per hundredweight that was negatively impacted by a slight decline in LTL tonnage. The reduction in non-LTL revenue was primarily due to strategic changes in our container drayage and international freight forwarding service offerings that we initiated in the second half of 2015.

LTL revenue per hundredweight increased 1.5% to $18.51 in 2016 primarily due to our disciplined yield management process and a generally stable pricing environment. The increase in LTL revenue per hundredweight was negatively impacted by a decline in our fuel surcharges that reflected lower average diesel fuel prices. Excluding fuel surcharges, LTL revenue per hundredweight increased 2.6% in 2016 as compared to 2015.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the DOE's published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. Fuel surcharge revenue decreased to 9.5% of revenue in 2016 from 10.4% in 2015, primarily due to a decrease in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges, and our costs at the customer level. We address individual customer profitability issues to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

First Quarter 2017 Update

Total revenue per day for January 2017 increased 5.3% as compared to January 2016, which includes a 2.2% increase in LTL tons per day.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $82.3 million, or 5.2% in 2016 due to a $47.1 million increase in salaries and wages and a $35.2 million increase in benefit costs. The increase in salaries and wages, excluding benefits, was due primarily to the impact of the annual wage increases provided to employees in September 2015 and 2016 and an increase in our direct labor costs to support our strategic reduction in purchased transportation. We implemented certain operational initiatives in the second half of 2015 to decrease our reliance on purchased transportation providers, but these changes increased our utilization of Company employees and equipment. These increases were partially offset by lower performance-based compensation linked to operating results as well as improvements in productivity. Platform pounds and platform shipments per hour improved 4.0% and 3.8%, respectively, in 2016 as compared to 2015. Both P&D stops and P&D shipments per hour remained consistent between the periods compared, while our linehaul laden load average declined 1.7% as compared to 2015. Our aggregate productive labor costs increased to 28.9% of revenue in 2016 as compared to 27.9% in 2015, while our other indirect salaries and wages increased to 12.2% of revenue in 2016 as compared to 11.9% in 2015.

Employee benefit costs increased $35.2 million, or 9.1% in 2016 compared to 2015, primarily due to higher costs for our group health and dental plans and an increase in certain retirement benefit plan costs that are directly linked to the market price of our common stock. Our group health and dental costs were higher in 2016 primarily due to a 5.8% increase in the average cost per covered employee as compared to 2015. As a result, our employee benefit costs increased to 34.2% of salaries and wages in 2016 as compared to 32.6% in 2015.

Operating supplies and expenses decreased $30.9 million in 2016 as compared to 2015. These costs as a percent of revenue improved to 10.8% of revenue in 2016 from 11.9% of revenue in 2015 primarily due to a reduction in fuel costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The decrease in our diesel fuel costs, excluding fuel taxes, during 2016 was due primarily to a 13.4% decline in our average cost per gallon, while our fuel consumption remained relatively consistent between the periods compared despite the increase in miles driven. Our fuel consumption benefited from an overall improvement in miles per gallon, which continues to improve as we add newer, more fuel-efficient equipment to our operations. We do not use diesel fuel hedging instruments and are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization increased $24.5 million due primarily to the assets acquired as part of our 2015 and 2016 capital expenditure programs. As a percent of revenue, our depreciation and amortization expense increased to 6.3% in 2016 compared to 5.6% in 2015. We believe depreciation will continue to increase based on our 2017 capital expenditure plan. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Purchased transportation decreased $42.2 million, or 36.3% in 2016 as compared to 2015. The decrease was due primarily to the strategic elimination of certain services in the second quarter of 2015 that reduced our use of third-party providers for the remainder of 2015 and throughout 2016. We continue to utilize purchased transportation services, when beneficial, to support our LTL services and other non-LTL services, including our container drayage and truckload brokerage services.

Our effective tax rate in 2016 was 38.1% as compared to 37.8% in 2015. Our effective tax rates in 2016 and 2015 were favorably impacted by various tax credits. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

2015 Compared to 2014

Key financial and operating metrics for 2015 and 2014 are presented below:

	2015	2014	Change	% Change
Work days	254	254	—	—
Revenue (in thousands)	$2,972,442	$2,787,897	$184,545	6.6
Operating ratio	83.2%	84.2%
Net income (in thousands)	$304,690	$267,514	$37,176	13.9
Diluted earnings per share	$3.57	$3.10	$0.47	15.2
LTL tons (in thousands)	7,938	7,391	547	7.4
LTL shipments (in thousands)	10,129	9,073	1,056	11.6
LTL weight per shipment (lbs.)	1,567	1,629	(62)	(3.8)
LTL revenue per hundredweight	$18.23	$18.33	$(0.10)	(0.5)
LTL revenue per shipment	$285.67	$298.65	$(12.98)	(4.3)
LTL revenue per intercity mile	$5.11	$5.38	$(0.27)	(5.0)
LTL intercity miles (in thousands)	566,210	503,923	62,287	12.4
Average length of haul (miles)	928	928	—	—

Revenue

Our revenue in 2015 increased $184.5 million, or 6.6% as compared to 2014. LTL tonnage increased 7.4% primarily due to an 11.6% increase in LTL shipments, although our tonnage growth was affected by a 3.8% decrease in weight per shipment. We attribute the decline in weight per shipment in 2015 to softening economic conditions and changes in the mix of our freight as compared to 2014.

LTL revenue per hundredweight decreased 0.5% to $18.23 in 2015, primarily due to declines in our fuel surcharges. LTL revenue per hundredweight, excluding fuel surcharges, increased 5.7% in 2015 as compared to 2014, which included the positive effect on this metric from a decrease in weight per shipment. We believe the increase in revenue per hundredweight, excluding fuel surcharges, reflected our continued commitment to a disciplined yield management process and a relatively stable pricing environment.

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

Operating Costs and Other Expenses

Salaries, wages and benefits increased $188.5 million, or 13.6% in 2015 due to a $143.6 million increase in salaries and wages and a $44.9 million increase in benefit costs.  The increase in salaries and wages, excluding benefits, was primarily due to an increase in the average number of full-time employees of 2,063, or 13.5%, over 2014, as well as annual wage increases provided to our employees in September of 2014 and 2015. The increase in full-time employees was necessary to provide capacity for the increase in shipments during the year. We also implemented certain operational initiatives that decreased our reliance on purchased transportation providers and increased our utilization of Company employees and equipment. The additional freight density contributed to a slight improvement in our P&D and platform shipments per hour, which improved 1.1% and 1.8%, respectively, from 2014. Our aggregate productive labor costs increased to 27.9% of revenue in 2015 as compared to 25.8% in 2014, while our other salaries and wages increased to 11.9% of revenue in 2015 as compared to 11.5% in 2014.

Employee benefit costs increased $44.9 million, or 13.2%, primarily due to an increase in the number of full-time employees eligible for benefits, certain enhancements to paid-time-off benefits and an increase in our workers compensation expense. These increases were partially offset by a reduction in expense for certain retirement benefit plans directly linked to the share price of our common stock. Our group health costs increased in the fourth quarter of 2015 and continued to increase into 2016. Employee benefit costs in 2015 were 32.6% of salaries and wages as compared to 32.8% in 2014.

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

Purchased transportation expense decreased $13.0 million, or 10.1%, in 2015 as compared to 2014. We primarily utilized purchased transportation services from third-party providers to support our container drayage, international freight-forwarding and truckload brokerage services. We also utilized purchased transportation to perform limited services in our LTL operations. The decrease in purchased transportation was primarily due to operational improvement initiatives to reduce our use of third-party providers for the movement of our customers’ shipments.

Our effective tax rate in 2015 was 37.8% as compared to 38.1% in 2014. Our effective tax rates in 2015 and 2014 were favorably impacted by various tax credits, including credits for the use of alternative fuel in our operations. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2016	2015	2014
Cash and cash equivalents at beginning of year	$11,472	$34,787	$30,174
Cash flows provided by (used in):
Operating activities	565,583	553,880	391,674
Investing activities	(407,400)	(437,617)	(345,814)
Financing activities	(159,484)	(139,578)	(41,247)
(Decrease) increase in cash and cash equivalents	(1,301)	(23,315)	4,613
Cash and cash equivalents at end of year	$10,171	$11,472	$34,787

The change in our cash flows provided by operating activities during 2016 was impacted by an increase in depreciation and amortization of $24.5 million as compared to 2015. This increase was partially offset by an $8.9 million decrease in net income as well as other fluctuations in certain working capital accounts.
The change in our cash flows provided by operating activities in 2015 as compared to 2014 was due primarily to fluctuations within our working capital accounts, which included changes in income taxes, customer receivables and certain accrued liabilities. In addition, an increase in our net income and higher depreciation and amortization expenses in 2015 as compared to 2014, as described above in “Results of Operations,” also resulted in increased cash flows provided by operating activities.

The changes in our cash flows used in investing activities for all periods were due primarily to fluctuations in our capital expenditure programs and proceeds from asset disposals each year. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The changes in our cash flows used in financing activities for all periods were due primarily to increases in repurchases of our common stock, fluctuations in our senior unsecured revolving line of credit and scheduled principal payments under our long-term debt agreements. Our repurchases of common stock and financing arrangements are more fully described below in "Stock Repurchase Program" and "Financing Agreements," respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Land and structures	$161,646	$153,460	$117,487
Tractors	114,166	128,911	91,750
Trailers	94,040	114,209	80,853
Technology	18,428	32,044	38,264
Other equipment and assets	29,661	36,987	39,326
Less: Proceeds from sales	(10,541)	(24,442)	(21,866)
Total	$407,400	$441,169	$345,814

Our capital expenditures varied based upon the projected increase in the number and size of our service center facilities to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $385 million for the year ending December 31, 2017. Approximately $185 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $155 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

During the second quarter of 2016, we completed our $200.0 million stock repurchase program, previously announced on November 10, 2014. On May 23, 2016, we announced that our Board of Directors had approved the 2016 Repurchase Program, under which we may repurchase up to $250.0 million of shares of our common stock from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

During the years ended December 31, 2016, 2015 and 2014, we repurchased 2,062,841, 1,682,419 and 70,620 shares of our common stock under our repurchase programs for an aggregate of $130.3 million, $114.1 million and $5.5 million, respectively. As of December 31, 2016, we had $200.0 million remaining authorized under the 2016 Repurchase Program.

Dividends to Shareholders

On February 2, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share payable on March 20, 2017, to shareholders of record at the close of business on March 6, 2017. We anticipate that the quarterly cash dividend will be funded through cash flow from operations and, if needed, borrowings under our revolving credit facility. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders, as well as certain covenants under our revolving credit facility. We did not declare or pay a dividend on our common stock in 2016 or 2015.

Financing Agreements

We have one unsecured senior note agreement with an amount outstanding of $95.0 million at December 31, 2016. At December 31, 2015, we had two unsecured senior note agreements with an aggregate amount outstanding of $120.0 million. The remaining unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rates on our outstanding senior note agreements were 4.37% and 4.68% at December 31, 2016 and 2015, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "Credit Agreement"). The Credit Agreement originally provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which, if exercised and approved, would expand the total borrowing capacity up to an aggregate of $350.0 million.

On September 9, 2016, we exercised a portion of the accordion feature and entered into an amendment to the Credit Agreement to increase the aggregate commitments from existing lenders by $50.0 million to an aggregate of $300.0 million. Of the $300.0 million line of credit commitments under the Credit Agreement, as amended, up to $100.0 million may be used for letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs. The Credit Agreement matures on December 15, 2020.

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.0% to 1.50%; or (ii) a Base Rate plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 0.0% to 0.5%. Loans under the Sweep Program bear interest at the LIBOR plus applicable margin rate. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.125% to 0.2% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For the year ended December 31, 2016, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125%. For the year ended December 31, 2015, the applicable margin on LIBOR loans was 1.0% and commitment fees ranged from 0.125% to 0.175%. There were $74.6 million and $67.7 million of outstanding letters of credit at December 31, 2016 and 2015, respectively. Letter of credit fees remained at 1.0% during the years ended December 31, 2016 and 2015.

The amounts outstanding and remaining borrowing capacity under our revolving credit facilities are presented below:

	December 31,
(In thousands)	2016	2015
Facility limit	$300,000	$250,000
Line of credit borrowings	(9,975)	(12,317)
Outstanding letters of credit	(74,611)	(67,719)
Available borrowing capacity	$215,414	$169,964

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our senior note agreement and Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements. The Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2016.

A significant decrease in demand for our services could limit our ability to generate cash flow and could also affect our profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2016, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Senior Notes	$107,700	$4,156	$55,311	$48,233	$—
Revolving credit facility	9,975	—	—	9,975	—
Operating lease obligations	61,647	12,340	14,208	7,129	27,970
Purchase obligations	6,158	2,854	3,304	—	—
Total	$185,480	$19,350	$72,823	$65,337	$27,970

(1)
Contractual obligations include principal and interest on our senior notes; borrowings under our Credit Agreement; operating leases consisting primarily of real estate leases; and non-cancellable purchase obligations related to information technology agreements. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

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

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2016. Our employment agreements with Earl E. Congdon and David S. Congdon are incorporated by reference as exhibits to this report. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon, Jr. serves as Chairman of the Board of Directors of Leasing. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. From time to time, we have collaborated with Leasing for the purchase of certain equipment and fuel. Our collaboration with Leasing for the purchase of fuel ended in the fourth quarter of 2015.

We purchased $254,000, $313,000 and $298,000 of maintenance and other services from Leasing in 2016, 2015 and 2014, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. We received $12,000, $12,000 and $17,500 from Leasing for the rental of property in 2016, 2015 and 2014, respectively.

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

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2016, the cash value for variable life insurance contracts was $41.4 million of the $43.5 million of aggregate cash values for all life insurance contracts included on our Balance Sheets. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have a $4.1 million impact on our pre-tax income.

We are exposed to market risk for awards previously granted under our employee and director phantom stock plans. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the price of our common stock. At December 31, 2016, the total liability for unsettled awards granted under these phantom stock plans totaled $39.0 million. A 10% change in the price of our common stock at December 31, 2016 would have had a $3.9 million impact on our operating income in 2016 with respect to these plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.
BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,171	$11,472
Customer receivables, less allowances of $8,346 and $8,976, respectively	320,087	310,501
Other receivables	14,402	34,547
Prepaid expenses and other current assets	37,962	25,210
Total current assets	382,622	381,730
Property and equipment:
Revenue equipment	1,496,697	1,358,317
Land and structures	1,377,106	1,221,250
Other fixed assets	402,482	365,673
Leasehold improvements	8,699	7,585
Total property and equipment	3,284,984	2,952,825
Less: Accumulated depreciation	(1,043,582)	(929,377)
Net property and equipment	2,241,402	2,023,448
Goodwill	19,463	19,463
Other assets	52,760	41,863
Total assets	$2,696,247	$2,466,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,216	$66,774
Compensation and benefits	129,170	124,589
Claims and insurance accruals	47,417	44,917
Other accrued liabilities	22,833	22,634
Current maturities of long-term debt	—	26,488
Total current liabilities	288,636	285,402
Long-term debt	104,975	107,317
Other non-current liabilities	178,879	154,094
Deferred income taxes	272,599	235,054
Total long-term liabilities	556,453	496,465
Total liabilities	845,089	781,867
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,416,657 and 84,411,878 shares outstanding at December 31, 2016 and 2015, respectively	8,242	8,441
Capital in excess of par value	135,466	134,401
Retained earnings	1,707,450	1,541,795
Total shareholders’ equity	1,851,158	1,684,637
Total liabilities and shareholders’ equity	$2,696,247	$2,466,504

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Revenue from operations	$2,991,517	$2,972,442	$2,787,897

Operating expenses:
Salaries, wages and benefits	1,652,055	1,569,791	1,381,277
Operating supplies and expenses	322,997	353,889	432,675
General supplies and expenses	86,626	89,308	83,165
Operating taxes and licenses	92,426	93,292	83,417
Insurance and claims	37,861	37,368	36,145
Communications and utilities	27,904	26,913	25,507
Depreciation and amortization	189,867	165,343	146,466
Purchased transportation	74,051	116,300	129,312
Building and office equipment rents	7,920	9,620	10,679
Miscellaneous expenses, net	15,975	12,378	17,947
Total operating expenses	2,507,682	2,474,202	2,346,590

Operating income	483,835	498,240	441,307

Non-operating expense (income):
Interest expense	4,332	5,210	6,610
Interest income	(58)	(209)	(108)
Other expense, net	1,974	3,222	2,291
Total non-operating expense	6,248	8,223	8,793

Income before income taxes	477,587	490,017	432,514
Provision for income taxes	181,822	185,327	165,000
Net income	$295,765	$304,690	$267,514

Earnings per share:
Basic	$3.56	$3.57	$3.10
Diluted	$3.56	$3.57	$3.10

Weighted average shares outstanding:
Basic	83,112,012	85,378,480	86,162,137
Diluted	83,153,659	85,378,480	86,162,137

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2013	86,165	$8,616	$134,401	$1,089,065	$1,232,082
Net income	—	—	—	267,514	267,514
Share repurchases	(71)	(7)	—	(5,525)	(5,532)
Balance as of December 31, 2014	86,094	$8,609	$134,401	$1,351,054	$1,494,064
Net income	—	—	—	304,690	304,690
Share repurchases	(1,682)	(168)	—	(113,949)	(114,117)
Balance as of December 31, 2015	84,412	$8,441	$134,401	$1,541,795	$1,684,637
Net income	—	—	—	295,765	295,765
Share repurchases	(2,063)	(206)	—	(130,110)	(130,316)
Share-based compensation and restricted share issuances, net of taxes	68	7	1,065	—	1,072
Balance as of December 31, 2016	82,417	$8,242	$135,466	$1,707,450	$1,851,158

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$295,765	$304,690	$267,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,867	165,343	146,466
Loss (gain) on sale of property and equipment	168	(3,592)	(716)
Deferred income taxes	34,808	43,642	25,544
Share-based compensation	1,410	—	—
Changes in assets and liabilities:
Customer and other receivables, net	(11,176)	(8,672)	(54,443)
Prepaid expenses and other assets	(21,227)	(6,097)	(4,316)
Accounts payable	22,442	21,460	8,526
Compensation, benefits and other accrued liabilities	4,965	14,699	13,672
Claims and insurance accruals	6,548	11,549	7,225
Income taxes, net	21,184	11,511	(36,758)
Other liabilities	20,829	(653)	18,960
Net cash provided by operating activities	565,583	553,880	391,674

Cash flows from investing activities:
Purchase of property and equipment	(417,941)	(462,059)	(367,680)
Proceeds from sale of property and equipment	10,541	24,442	21,866
Net cash used in investing activities	(407,400)	(437,617)	(345,814)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(26,488)	(37,778)	(35,715)
Net (payments) proceeds on revolving line of credit	(2,342)	12,317	—
Payments for share repurchases	(130,316)	(114,117)	(5,532)
Other financing activities, net	(338)	—	—
Net cash used in financing activities	(159,484)	(139,578)	(41,247)

(Decrease) increase in cash and cash equivalents	(1,301)	(23,315)	4,613
Cash and cash equivalents at beginning of year	11,472	34,787	30,174
Cash and cash equivalents at end of year	$10,171	$11,472	$34,787

Income taxes paid	$123,395	$130,058	$176,221
Interest paid	$6,417	$8,414	$9,710
Capitalized interest	$2,262	$2,526	$2,884

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery, through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. We have one operating segment and no single customer exceeds 5% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2016	2015	2014
LTL services	$2,939,572	$2,893,683	$2,706,654
Other services	51,945	78,759	81,243
Total revenue	$2,991,517	$2,972,442	$2,787,897

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

Depreciation expense, which includes the amortization of capital leases, was $189.6 million, $164.8 million and $145.8 million for 2016, 2015 and 2014, respectively.

Goodwill

Intangible assets have been acquired in connection with business combinations and are comprised of goodwill. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review goodwill annually for impairment as a single reporting unit, unless circumstances dictate more frequent assessments, in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as "step zero", of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the goodwill impairment test required by Accounting Standards Codification ("ASC") Topic 350.

We performed the qualitative assessment of goodwill on our annual measurement date of October 1, 2016 and determined that it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Claims and Insurance Accruals

As of December 31, 2016, we maintained a self-insured retention ("SIR") of $2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, plus a one-time, $2.5 million aggregate corridor deductible applicable to any claim that exceeds $5.0 million and occurs after March 30, 2016; a deductible of $100,000 per occurrence for cargo loss and damage; and a deductible of $1.0 million per occurrence for workers' compensation claims. We also had an SIR of $800,000 per covered person paid during 2016 for group health claims.

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

Our liability for claims and insurance totaled $125.8 million and $119.2 million at December 31, 2016 and 2015, respectively. The long-term portions of those reserves were $78.4 million and $74.3 million for 2016 and 2015, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock and restricted stock which are accounted for under ASC topic 718, Compensation - Stock Compensation. All share based compensation expense is presented in "Salaries, wages and benefits" for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations.

Awards of phantom stock are accounted for as a liability under ASC topic 718 and changes in the fair value of our liability are recognized as compensation cost over the requisite service period for the percentage of requisite service rendered each period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period and the compensation cost is based on the change in fair market value for each reporting period.

Awards of restricted stock are accounted for as equity under ASC topic 718. Compensation cost for restricted stock awards is measured at the fair market value of our common stock on the grant date. We recognize compensation cost, net of estimated forfeitures, on a straight-line basis over the requisite service period of each award.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $20.5 million, $22.9 million and $19.3 million for 2016, 2015 and 2014, respectively.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our revolving credit facility approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The carrying value of our total long-term debt, including current maturities, and capital lease obligations was $105.0 million and $133.8 million at December 31, 2016 and 2015, respectively. The estimated fair value of our total long-term debt, including current maturities, and capital lease obligations was $108.3 million and $139.1 million at December 31, 2016 and 2015, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Stock Repurchase Program

During the second quarter of 2016, we completed our stock repurchase program to repurchase up to an aggregate of $200.0 million of our outstanding common stock, previously announced on November 10, 2014. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are authorized but unissued shares of our common stock. As of December 31, 2016, we had $200.0 million remaining authorized under the 2016 Repurchase Program.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Acquisition of property and equipment by capital lease	$—	$3,552	$—

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in ASC Topic 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers", which deferred the effective date for ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, while providing the option to early adopt for fiscal years beginning after December 15, 2016. Transition methods under ASU 2014-09 must be through either (i) retrospective application to each prior reporting period presented, or (ii) retrospective application with a cumulative effect adjustment at the date of initial application. We are continuing to evaluate the impact of this new standard on our financial reporting and disclosures, including but not limited to a review of accounting policies, internal controls and processes. We expect to complete our evaluation in the second half of 2017 and intend to adopt the new standard effective January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are continuing to evaluate the impact of this new standard on our financial reporting and disclosures.

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other" (Topic 350). This ASU is intended to simplify the subsequent measurement of goodwill and reduces the complexity of evaluating goodwill for impairment. Under this ASU, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not believe the adoption of ASU 2017-04 will have a material impact on our financial position, results of operations or cash flows.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2016	2015
Senior notes	$95,000	$120,000
Revolving credit facility	9,975	12,317
Capitalized lease obligations	—	1,488
Total long-term debt	104,975	133,805
Less: Current maturities	—	(26,488)
Total maturities due after one year	$104,975	$107,317

We have one unsecured senior note agreement with an amount outstanding of $95.0 million at December 31, 2016. At December 31, 2015, we had two unsecured senior note agreements with an aggregate amount outstanding of $120.0 million. The remaining unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rates on our outstanding senior note agreements were 4.37% and 4.68% at December 31, 2016 and 2015, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "Credit Agreement"). The Credit Agreement originally provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which if exercised and approved, would expand the total borrowing capacity up to an aggregate of $350.0 million.

On September 9, 2016, we exercised a portion of the accordion feature and entered into an amendment to the Credit Agreement to increase the aggregate commitments from existing lenders by $50.0 million to an aggregate of $300.0 million. Of the $300.0 million line of credit commitments under the Credit Agreement, as amended, up to $100.0 million may be used for

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

letters of credit and $30.0 million may be used for borrowings under the Wells Fargo Sweep Plus Loan Program (the "Sweep Program"). We utilize the Sweep Program to manage our daily cash needs, as it automatically initiates borrowings to cover overnight cash requirements primarily for working capital needs. The Credit Agreement matures on December 15, 2020.

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.0% to 1.50%; or (ii) a Base Rate plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 0.0% to 0.5%. Loans under the Sweep Program bear interest at the LIBOR plus applicable margin rate. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.125% to 0.2% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For the year ended December 31, 2016, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125%. For the year ended December 31, 2015, the applicable margin on LIBOR loans was 1.0% and commitment fees ranged from 0.125% to 0.175%. There were $74.6 million and $67.7 million of outstanding letters of credit at December 31, 2016 and 2015, respectively. Letter of credit fees remained at 1.0% during the years ended December 31, 2016 and 2015.

The Credit Agreement includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the Credit Agreement are ongoing (or would be caused by such restricted payment).

Our senior note agreement and Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements.

As of December 31, 2016, aggregate maturities of long-term debt are as follows:

(In thousands)	Total
2017	$—
2018	50,000
2019	—
2020	9,975
2021	45,000
Thereafter	—
$104,975

Note 3. Leases

We lease certain assets under operating leases, which primarily consist of real estate leases for 44 of our 226 service center locations at December 31, 2016. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Future minimum annual lease payments for assets under operating leases as of December 31, 2016 are as follows:

(In thousands)	Total
2017	$12,340
2018	8,591
2019	5,617
2020	3,895
2021	3,234
Thereafter	27,970
$61,647

Aggregate expense under operating leases was $13.8 million, $15.2 million and $16.5 million for 2016, 2015 and 2014, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis.

We did not have any assets under capital leases at December 31, 2016. At December 31, 2015, we leased certain information systems under capital leases with a gross carrying value of $3.6 million and accumulated amortization of $0.4 million.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$126,903	$120,437	$123,598
State	20,111	21,248	15,858
	147,014	141,685	139,456
Deferred:
Federal	29,354	38,549	21,542
State	5,454	5,093	4,002
	34,808	43,642	25,544
Total provision for income taxes	$181,822	$185,327	$165,000

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2016, 2015 and 2014:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Tax provision at statutory rate	$167,156	$171,506	$151,380
State income taxes, net of federal benefit	16,711	17,097	14,120
Meals and entertainment disallowance	964	1,035	959
Tax credits	(2,408)	(3,036)	(1,307)
Other, net	(601)	(1,275)	(152)
Total provision for income taxes	$181,822	$185,327	$165,000

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities, which are included in "Other assets" and "Deferred income taxes" on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Claims and insurance reserves	$43,409	$41,576
Allowance for doubtful accounts	1,198	1,730
Accrued vacation	24,227	22,174
Deferred compensation	40,742	33,382
Other	10,395	12,008
Total deferred tax assets	119,971	110,870

Deferred tax liabilities:
Depreciation and amortization	(376,034)	(334,379)
Unrecognized revenue	(11,465)	(10,062)
Other	(2,334)	(1,483)
Total deferred tax liabilities	(389,833)	(345,924)
Net deferred tax liability	$(269,862)	$(235,054)

As of December 31, 2016, the Company had various state tax credit carryforwards of approximately $4.0 million that are scheduled to expire in one to fifteen years.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2013 through 2016. We remain open to examination by various state tax jurisdictions for tax years 2012 through 2016.

The Company's liability for unrecognized tax benefits was immaterial as of December 31, 2016 and 2015. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our "Provision for income taxes" on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2016. Our employment agreements with Earl E. Congdon and David S. Congdon are incorporated by reference as exhibits to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as any of their family members employed by us and whose compensation from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Old Dominion Truck Leasing, Inc. (“Leasing”) is a North Carolina corporation whose voting stock is beneficially owned by members of the Congdon family. Leasing is primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services. John R. Congdon, Jr. serves as Chairman of the Board of Directors of Leasing. Earl E. Congdon and David S. Congdon currently serve as members of Leasing’s Board of Directors. From time to time, we have collaborated with Leasing for the purchase of certain equipment and fuel. Our collaboration with Leasing for the purchase of fuel ended in the fourth quarter of 2015.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

We purchased $254,000, $313,000 and $298,000 of maintenance and other services from Leasing in 2016, 2015 and 2014, respectively. We intend to continue to purchase maintenance and other services from Leasing, provided that Leasing’s prices continue to be favorable to us. In addition, we received $12,000, $12,000 and $17,500 from Leasing for the rental of property in 2016, 2015 and 2014, respectively.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2016, 2015 and 2014 were $28.9 million, $30.3 million and $26.4 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $53.8 million and $48.7 million at December 31, 2016 and 2015, respectively, of which $51.0 million and $44.5 million were included in "Other non-current liabilities" on our Balance Sheets as of December 31, 2016 and 2015, respectively.

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the daily weighted average number of shares of our common stock outstanding for the period, excluding unvested restricted stock. Unvested restricted stock is included in common shares outstanding on our Balance Sheets. Diluted earnings per share is computed using the treasury stock method and includes the impact of shares of unvested restricted stock.

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Weighted average shares outstanding - basic	83,112,012	85,378,480	86,162,137
Dilutive effect of share-based awards	41,647	—	—
Weighted average shares outstanding - diluted	83,153,659	85,378,480	86,162,137

Note 8. Share-Based Compensation

Stock Incentive Plan

On May 19, 2016, our shareholders approved the Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (the "Stock Incentive Plan") previously approved by our Board of Directors. The Stock Incentive Plan, under which awards may be granted until May 18, 2026 or the Stock Incentive Plan’s earlier termination, serves as our primary equity incentive plan and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards or dividend equivalent awards to selected employees and non-employee directors. The maximum number of shares of common stock that we may issue or deliver pursuant to awards granted under the Stock Incentive Plan is 2,000,000 shares.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

During 2016, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment or service. The restricted stock awards only carry rights to receive dividends to the extent vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock. Compensation cost is recognized on a straight-line basis over the requisite service period of each award and is presented in "Salaries, wages and benefits" for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share

Granted during 2016	74,376	$63.94
Vested	—	—
Forfeited	(1,681)	63.94
Unvested at December 31, 2016	72,695	$63.94

At December 31, 2016, the Company had $3.0 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that will be recognized over a weighted average period of 2.23 years.

Phantom Stock Plan

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

A summary of cash payments for settled shares and compensation costs recognized in “Salaries, wages and benefits” on our Statements of Operations for the Employee Phantom Plans is provided below:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash payments for settled shares	$2,442	$1,682	$2,401
Compensation expense (benefit)	12,694	(1,612)	11,249

Unrecognized compensation cost for all unvested shares under the Employee Phantom Plans as of December 31, 2016 was $11.3 million based on the fair market value of the award on that date.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011, February 20, 2014, August 7, 2014 and February 25, 2016 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each eligible non-employee director was granted an annual award of phantom shares. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and authorized the subsequent annual grants to be made thereafter. For each vested phantom share, participants are entitled to an amount in cash equal to the fair market value of the award on the date that service as a director terminates for any reason. Our shareholders approved the Stock Incentive Plan at our 2016 Annual Meeting of Shareholders; therefore, no phantom shares were granted under the Director Phantom Stock Plan in 2016.

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

A summary of cash payments for settled shares and compensation costs recognized in “Miscellaneous expenses, net” on our Statements of Operations for the Director Phantom Stock Plan is provided below:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash payments for settled shares	$278	$—	$—
Compensation expense (benefit)	2,098	(916)	2,193

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2016 for the Phantom Plans is provided below. Of these awards, 333,570 and 294,184 phantom shares were vested at December 31, 2016 and 2015, respectively.

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2015	519,351	82,253	601,604
Granted	—	—	—
Settled	(1,658)	(14,091)	(15,749)
Forfeited	—	—	—
Balance of shares outstanding at December 31, 2016	517,693	68,162	585,855

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The liability for unsettled phantom stock awards under the Phantom Plans consists of the following:

	December 31,
(In thousands)	2016	2015
Employee Phantom Plans	$33,116	$20,566
Director Phantom Stock Plan	5,848	4,698
Total	$38,964	$25,264

While the Stock Incentive Plan currently serves as our primary equity plan, the terms of the Phantom Stock Plans will continue to govern all awards granted under the Phantom Stock Plans until such awards have been settled, forfeited, canceled or have otherwise expired or terminated.

Note 9. Commitments and Contingencies

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

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2016 and 2015 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2016
Revenue	$707,733	$755,435	$782,611	$745,738	$2,991,517
Operating income	99,548	133,436	137,404	113,447	483,835
Net income	60,285	81,388	85,581	68,511	295,765
Earnings per share:
Basic	0.72	0.98	1.03	0.83	3.56
Diluted	0.72	0.98	1.03	0.83	3.56

2015
Revenue	$696,245	$762,151	$779,474	$734,572	$2,972,442
Operating income	103,565	140,899	139,854	113,922	498,240
Net income	62,524	85,574	84,368	72,224	304,690
Earnings per share:
Basic	0.73	1.00	0.99	0.85	3.57
Diluted	0.73	1.00	0.99	0.85	3.57

Note 11. Subsequent Events

On February 2, 2017, we announced that our Board of Directors had declared a cash dividend of $0.10 per share payable on March 20, 2017, to shareholders of record at the close of business on March 6, 2017.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Dominion Freight Line, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 27, 2017

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Old Dominion Freight Line, Inc.

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Old Dominion Freight Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Old Dominion Freight Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Old Dominion Freight Line, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 27, 2017, expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 27, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2017 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2017 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2017 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2017 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2017 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2016 and December 31, 2015

Statements of Operations – Years ended December 31, 2016, December 31, 2015 and December 31, 2014

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2016, December 31, 2015 and December 31, 2014

Statements of Cash Flows – Years ended December 31, 2016, December 31, 2015 and December 31, 2014

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.
The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II
Old Dominion Freight Line, Inc.
Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions(2)	Balance at End of Period
2014	$6,310	$1,741	$2,487	$5,564
2015	$5,564	$1,511	$2,622	$4,453
2016	$4,453	$1,427	$2,797	$3,083

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 27, 2017	By:	/s/ DAVID S. CONGDON
David S. Congdon
Vice Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the Board of Directors	February 27, 2017
Earl E. Congdon

/s/ DAVID S. CONGDON	Vice Chairman of the Board of Directors	February 27, 2017
David S. Congdon	and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN R. CONGDON, JR.	Director	February 27, 2017
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 27, 2017
Robert G. Culp, III

/s/ BRADLEY R. GABOSCH	Director	February 27, 2017
Bradley R. Gabosch

/s/ PATRICK D. HANLEY	Director	February 27, 2017
Patrick D. Hanley

/s/ JOHN D. KASARDA	Director	February 27, 2017
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 27, 2017
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 27, 2017
D. Michael Wray

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 27, 2017
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ JOHN P. BOOKER III	Vice President – Controller	February 27, 2017
John P. Booker III	(Principal Accounting Officer)

EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
OLD DOMINION FREIGHT LINE, INC.
FOR YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Description

3.1.1
Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2
Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.2
Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.1
Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.9
Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of April 25, 2006 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 1, 2006)

4.12.1
First Amendment to Second Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated as of November 7, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 10, 2014)

4.13
Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated December 15, 2015 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 21, 2015)

4.13.1
First Amendment to Amended and Restated Credit Agreement and Commitment Increase Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated September 9, 2016 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 12, 2016)

10.17.8*
Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

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

Exhibit No.	Description

10.17.18*
First Amendment to Amended and Restated Employment Agreement, effective as of November 1, 2012, by and between Old Dominion Freight Line, Inc. and David S. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

10.17.19*
First Amendment to Second Amended and Restated Employment Agreement by and between Old Dominion Freight Line, Inc. and Earl E. Congdon, effective as of November 1, 2015 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on July 27, 2015)

10.17.20*
First Amendment to the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.17.21*
Second Amendment to Second Amended and Restated Employment Agreement, effective October 20, 2016, by and between Old Dominion Freight Line, Inc. and Earl E. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on October 26, 2016)

10.17.22*
Second Amendment to Amended and Restated Employment Agreement, effective October 20, 2016, by and between Old Dominion Freight Line, Inc. and David S. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on October 26, 2016)

10.18.4*
Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.7*
Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.9*
2014 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective February 20, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.10*
Old Dominion Freight Line, Inc. Non-Executive Director Compensation Structure, effective January 1, 2016 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

10.19.1*
Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005)

10.19.3*
Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.19.4*
Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.5*
Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*
Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.19.7*
2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

10.19.8*	Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on July 5, 2012)

Exhibit No.	Description

10.19.9*
2014 Declaration of Second Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective as of August 7, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014)

10.19.10*
2015 Declaration of Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.19.11*
2016 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective as of February 25, 2016 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

10.20.1*
2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010)

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

10.23*
Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 99 contained in the Company’s Registration Statement on Form S-8 (File No. 333-211464), filed on May 19, 2016)

10.23.1*
Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016)

10.23.2*
Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016)

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

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2016 and 2015, (ii) the Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to the Financial Statements

*	Denotes an executive compensation plan or agreement
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.