Form 10-Q
period 2017-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2017-05-10
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________ .

Commission File Number: 0-19582
_________________________________
OLD DOMINION FREIGHT LINE, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

VIRGINIA	56-0751714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Old Dominion Way Thomasville, North Carolina	27360
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2017 there were 82,441,875 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2017	December 31,
(In thousands, except share and per share data)	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$47,551	$10,171
Customer receivables, less allowances of $8,711 and $8,346, respectively	332,157	320,087
Other receivables	5,734	14,402
Prepaid expenses and other current assets	39,632	37,962
Total current assets	425,074	382,622

Property and equipment:
Revenue equipment	1,492,136	1,496,697
Land and structures	1,417,866	1,377,106
Other fixed assets	416,431	402,482
Leasehold improvements	8,733	8,699
Total property and equipment	3,335,166	3,284,984
Accumulated depreciation	(1,088,880)	(1,043,582)
Net property and equipment	2,246,286	2,241,402

Goodwill	19,463	19,463
Other assets	54,187	52,760
Total assets	$2,745,010	$2,696,247

Note: The Condensed Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	March 31,
	2017	December 31,
(In thousands, except share and per share data)	(Unaudited)	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,843	$89,216
Compensation and benefits	126,511	129,170
Claims and insurance accruals	47,693	47,417
Other accrued liabilities	22,315	22,833
Income taxes payable	31,423	—
Current maturities of long-term debt	50,000	—
Total current liabilities	334,785	288,636

Long-term liabilities:
Long-term debt	45,000	104,975
Other non-current liabilities	183,263	178,879
Deferred income taxes	272,599	272,599
Total long-term liabilities	500,862	556,453
Total liabilities	835,647	845,089

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,465,636 and 82,416,657 shares outstanding at March 31, 2017 and December 31, 2016, respectively	8,247	8,242
Capital in excess of par value	136,171	135,466
Retained earnings	1,764,945	1,707,450
Total shareholders’ equity	1,909,363	1,851,158
Total liabilities and shareholders’ equity	$2,745,010	$2,696,247

Note: The Condensed Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2017	2016
Revenue from operations	$754,096	$707,733

Operating expenses:
Salaries, wages and benefits	416,504	400,869
Operating supplies and expenses	90,987	75,372
General supplies and expenses	22,872	21,142
Operating taxes and licenses	24,022	23,188
Insurance and claims	8,790	10,244
Communications and utilities	7,433	7,005
Depreciation and amortization	50,287	44,772
Purchased transportation	17,997	18,496
Building and office equipment rents	2,114	2,273
Miscellaneous expenses, net	4,968	4,824
Total operating expenses	645,974	608,185

Operating income	108,122	99,548

Non-operating expense (income):
Interest expense	595	1,183
Interest income	(35)	(16)
Other expense, net	409	516
Total non-operating expense	969	1,683

Income before income taxes	107,153	97,865

Provision for income taxes	41,361	37,580

Net income	$65,792	$60,285

Earnings per share:
Basic	$0.80	$0.72
Diluted	$0.80	$0.72

Weighted average shares outstanding:
Basic	82,349,024	83,983,028
Diluted	82,444,458	83,983,028

Dividends declared per share	$0.10	$—

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$65,792	$60,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,287	44,772
Loss on sale of property and equipment	77	200
Share-based compensation	710	—
Other operating activities, net	(6,057)	63,136
Net cash provided by operating activities	110,809	168,393

Cash flows from investing activities:
Purchase of property and equipment	(56,997)	(120,294)
Proceeds from sale of property and equipment	1,828	691
Net cash used in investing activities	(55,169)	(119,603)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(892)
Net payments on revolving line of credit	(9,975)	(7,591)
Payments for share repurchases	(50)	(44,646)
Dividends paid	(8,235)	—
Net cash used in financing activities	(18,260)	(53,129)

Increase (decrease) in cash and cash equivalents	37,380	(4,339)
Cash and cash equivalents at beginning of period	10,171	11,472
Cash and cash equivalents at end of period	$47,551	$7,133

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery, through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. We have one operating segment and the composition of our revenue is summarized below:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
LTL services	$740,186	$694,533
Other services	13,910	13,200
Total revenue	$754,096	$707,733

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2017 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2017.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2016, other than those disclosed in this Form 10-Q.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our revolving credit facility approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The carrying value of our total long-term debt, including current maturities, was $95.0 million and $105.0 million at March 31, 2017 and December 31, 2016, respectively. The estimated fair value of our total long-term debt, including current maturities, was $98.2 million and $108.3 million at March 31, 2017 and December 31, 2016, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

During the three months ended March 31, 2017, we repurchased 600 shares of our common stock for $50,000 under our 2016 Repurchase Program. As of March 31, 2017, we had $199.9 million remaining authorized under the 2016 Repurchase Program.

Dividends

On February 2, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share. The dividend was paid on March 20, 2017 to shareholders of record at the close of business on March 6, 2017.

Note 2. Earnings Per Share

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

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2017	2016
Weighted average shares outstanding - basic	82,349,024	83,983,028
Dilutive effect of share-based awards	95,434	—
Weighted average shares outstanding - diluted	82,444,458	83,983,028

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Senior notes	$95,000	$95,000
Revolving credit facility	—	9,975
Total long-term debt	95,000	104,975
Less: Current maturities	(50,000)	—
Total maturities due after one year	$45,000	$104,975

We have one unsecured senior note agreement with an amount outstanding of $95.0 million at each of March 31, 2017 and December 31, 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of March 31, 2017 and December 31, 2016.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "Credit Agreement"). The Credit Agreement originally provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $350.0 million.

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

For each of the three-month periods ended March 31, 2017 and 2016, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125% under the Credit Agreement. There were $81.8 million and $74.6 million of outstanding letters of credit at March 31, 2017 and December 31, 2016, respectively. Letter of credit fees remained at 1.0% during each of the three-month periods ended March 31, 2017 and 2016.

Note 4. Commitments and Contingencies

We are involved in or addressing various legal proceedings, governmental inquiries and notices, and claims that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these legal proceedings, governmental inquiries and notices, or claims will have a material adverse effect upon our financial position, results of operations or cash flows.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle. We are committed to a disciplined yield management process that focuses on individual account profitability. We believe yield management and improvements in efficiency are key components in our ability to produce profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2017	2016
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	55.2	56.6
Operating supplies and expenses	12.1	10.6
General supplies and expenses	3.0	3.0
Operating taxes and licenses	3.2	3.3
Insurance and claims	1.2	1.5
Communications and utilities	1.0	1.0
Depreciation and amortization	6.7	6.3
Purchased transportation	2.4	2.6
Building and office equipment rents	0.3	0.3
Miscellaneous expenses, net	0.6	0.7
Total operating expenses	85.7	85.9

Operating income	14.3	14.1

Interest expense, net *	0.1	0.2
Other expense, net	0.0	0.1

Income before income taxes	14.2	13.8

Provision for income taxes	5.5	5.3

Net income	8.7%	8.5%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2017 and 2016 are presented below:

	Three Months Ended
	March 31,
	2017	2016	% Change
Work days	64	64	—%
Revenue (in thousands)	$754,096	$707,733	6.6%
Operating ratio	85.7%	85.9%
Net income (in thousands)	$65,792	$60,285	9.1%
Diluted earnings per share	$0.80	$0.72	11.1%
LTL tons (in thousands)	1,970	1,924	2.4%
LTL shipments (in thousands)	2,523	2,489	1.4%
LTL weight per shipment (lbs.)	1,561	1,546	1.0%
LTL revenue per hundredweight	$19.03	$18.14	4.9%
LTL revenue per shipment	$297.11	$280.33	6.0%
Average length of haul (miles)	920	935	(1.6)%

Our financial results for the first quarter of 2017 include growth in revenue, net income and diluted earnings per share over the first quarter of 2016. The growth in our revenue in the first quarter of 2017 resulted from increases in both LTL tonnage and LTL revenue per hundredweight over the 2016 comparable period. Increases in yield and freight density contributed to a 20 basis-point improvement in our operating ratio as compared to the first quarter of 2016, despite ongoing increases in depreciation. Our operating ratio also benefited from improvements in insurance and claims expenses and our variable operating costs, as a percent of revenue, when compared to the first quarter of 2016. As a result, our net income and earnings per diluted share increased 9.1% and 11.1%, respectively, for the periods compared.

Revenue

Our revenue increased $46.4 million in the first quarter of 2017, or 6.6% as compared to the first quarter of 2016, due to an increase of $45.7 million in revenue from our LTL services and a $0.7 million increase in our non-LTL service revenue. The increase in LTL service revenue was primarily driven by increases in LTL revenue per hundredweight and LTL tonnage. LTL tonnage was higher due to increases in both LTL shipments and LTL weight per shipment.

LTL revenue per hundredweight increased 4.9% to $19.03 in the first quarter of 2017 as compared to the same period of 2016, despite the downward pressure on this metric created by an increase in weight per shipment and a decrease in average length of haul. The increase in LTL revenue per hundredweight was positively impacted by an increase in our fuel surcharges that reflected higher average diesel fuel prices. Excluding fuel surcharges, LTL revenue per hundredweight increased 2.4% in the first quarter of 2017 as compared to the same period in 2016. We believe this increase reflects our focus on yield improvement during a stable pricing environment, which allowed us to offset rising operating costs.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the U.S. Department of Energy ("DOE") that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 10.9% for the first quarter of 2017, as compared to 8.7% for the respective period of 2016. This increase was due primarily to an increase in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Second Quarter 2017 Update

 LTL tons per day increased 4.3% in April 2017 primarily due to a 4.2% increase in LTL shipments per day, while LTL weight per shipment remained consistent as compared to April 2016. For April 2017, LTL revenue per hundredweight increased approximately 5.8% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $15.6 million, or 3.9%, in the first quarter of 2017 due to a $13.7 million increase in the costs attributable to salaries and wages and a $1.9 million increase in benefit costs. The increase in salaries and wages, excluding benefits, was due primarily to the annual wage increase provided to employees in September 2016. Although our average number of full-time employees decreased 1.4% in the first quarter of 2017 as compared to the first quarter of 2016, productivity improvements allowed us to efficiently manage the additional freight volumes. Our platform pounds per hour and P&D shipments per hour each improved 1.6%, and our P&D stops per hour increased 0.7%, as compared to the first quarter of 2016. Our aggregate productive labor costs improved to 28.7% of revenue in the first quarter of 2017 from 29.6% in the first quarter of 2016. Other salaries and wages increased slightly to 12.6% of revenue in the first quarter of 2017 from 12.4% in the first quarter of 2016.

Employee benefit costs remained relatively consistent, increasing $1.9 million in the first quarter of 2017 as compared to the first quarter of 2016. As a percent of salaries and wages, however, these costs improved to 33.7% in the first quarter of 2017 from 34.6% in the comparable period of 2016.

Operating supplies and expenses increased $15.6 million in the first quarter of 2017 due primarily to the increase in diesel fuel costs as compared to the first quarter of 2016. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in diesel fuel costs, excluding fuel taxes, was due primarily to a 32.4% increase in our average cost per gallon between the periods compared, partially offset by a 1.5% decrease in gallons consumed. Our fuel consumption continued to benefit from improvements in our miles per gallon from the newer, more fuel-efficient equipment added to our operations during 2016. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations. Other operating supplies and expenses, excluding diesel fuel, remained consistent as a percent of revenue between the periods compared.

Depreciation and amortization increased $5.5 million in the first quarter of 2017 as compared to the first quarter of 2016. As a percent of revenue, our depreciation and amortization expense increased 40 basis points to 6.7% as compared to the same period last year. The increase in depreciation and amortization was due primarily to the assets acquired as part of our 2016 capital expenditure program. We believe depreciation will continue to increase in future periods as we execute upon our 2017 capital expenditure program. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Our effective tax rate in the first quarter of 2017 was 38.6% as compared to 38.4% in the first quarter of 2016. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash and cash equivalents at beginning of period	$10,171	$11,472
Cash flows provided by (used in):
Operating activities	110,809	168,393
Investing activities	(55,169)	(119,603)
Financing activities	(18,260)	(53,129)
Increase (decrease) in cash and cash equivalents	37,380	(4,339)
Cash and cash equivalents at end of period	$47,551	$7,133

The change in cash flows provided by operating activities during the first three months of 2017 as compared to 2016 was due primarily to a net decrease of $69.2 million resulting from fluctuations in our working capital accounts.

The change in cash flows used in investing activities during the first three months of 2017 as compared to 2016 was due primarily to the timing of our capital expenditures under our capital expenditure programs. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in cash flows used in financing activities during the first three months of 2017 as compared to 2016 was due primarily to a $44.6 million decrease in repurchases of our common stock. Although share repurchases were lower in the first quarter of 2017, we returned $8.2 million of capital to our shareholders during the quarter through our first ever cash dividend payment. Our repurchases of common stock and dividend payment are more fully described below under "Stock Repurchase Program" and "Dividends to Shareholders," respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases, for the three-month period ended March 31, 2017 and the years ended December 31, 2016, 2015 and 2014:

	March 31,	December 31,
(In thousands)	2017	2016	2015	2014
Land and structures	$42,418	$161,646	$153,460	$117,487
Tractors	—	114,166	128,911	91,750
Trailers	—	94,040	114,209	80,853
Technology	3,300	18,428	32,044	38,264
Other equipment and assets	11,279	29,661	36,987	39,326
Proceeds from sales	(1,828)	(10,541)	(24,442)	(21,866)
Total	$55,169	$407,400	$441,169	$345,814

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

Dividends to Shareholders

On February 2, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share. The dividend was paid on March 20, 2017 to shareholders of record at the close of business on March 6, 2017. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders, as well as certain covenants under our revolving credit facility. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations and, if needed, borrowings under our revolving credit facility. We did not declare or pay a dividend on our common stock in 2016 or 2015.

Stock Repurchase Program

During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of March 31, 2017, we had $199.9 million remaining authorized under the 2016 Repurchase Program.

Financing Agreements

We have one unsecured senior note agreement with an amount outstanding of $95.0 million at each of March 31, 2017 and December 31, 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of March 31, 2017 and December 31, 2016.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") serving as administrative agent for the lenders (the "Credit Agreement"). The Credit Agreement originally provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $350.0 million.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	March 31,	December 31,
	2017	2016
Facility limit	$300,000	$300,000
Line of credit borrowings	—	(9,975)
Outstanding letters of credit	(81,765)	(74,611)
Available borrowing capacity	$218,235	$215,414

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2017, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other reports and statements that we file with the SEC. Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•
the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, which could negatively impact our total overall pricing strategy and our ability to cover our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for diesel fuel and other petroleum-based products;

•	the negative impact of any unionization, or the passage of legislation or regulations that could facilitate unionization, of our employees;

•	the challenges associated with executing our growth strategy, including our ability to successfully consummate and integrate any acquisitions;

•	changes in our goals and strategies, which are subject to change at any time at our discretion;

•
various economic factors such as recessions, downturns in the economy, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions or a disruption of financial markets may decrease demand for our services;

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

•	cost increases associated with employee benefits, including costs associated with employee healthcare plans;

•	the availability and cost of capital for our significant ongoing cash requirements;

•	the availability and cost of new equipment and replacement parts, including regulatory changes and supply constraints that could impact the cost of these assets;

•	decreases in demand for, and the value of, used equipment;

•	the availability and cost of diesel fuel;

•
the costs and potential liabilities related to compliance with, or violations of, existing or future governmental laws and regulations, including environmental laws, engine emissions standards, hours-of-service for our drivers, driver fitness requirements and new safety standards for drivers and equipment;

•	the costs and potential liabilities related to various legal proceedings and claims that have arisen in the ordinary course of our business, some of which include class-action allegations;

•	the costs and potential liabilities related to governmental proceedings, inquiries or notices;

•	the costs and potential liabilities related to our international business operations and relationships;

•
the costs and potential adverse impact of compliance with, or violations of, current and future rules issued by the Department of Transportation, the Federal Motor Carrier Safety Administration, including its Compliance, Safety, Accountability initiative, and other regulatory agencies;

•	seasonal trends in the less-than-truckload industry, including harsh weather conditions and disasters;

•	our dependence on key employees;

•	the concentration of our stock ownership with the Congdon family;

•	the costs and potential adverse impact associated with future changes in accounting standards or practices;

•	potential costs associated with cyber incidents and other risks, including system failure, security breach, disruption by malware or other damage;

•
failure to keep pace with developments in technology, any disruption to our technology infrastructure, or failures of essential services upon which our technology platforms rely could cause us to incur costs or result in a loss of business;

•	the costs and potential adverse impact associated with transitional challenges in upgrading or enhancing our technology systems;

•	damage to our reputation through unfavorable publicity;

•	the costs and potential adverse impact of compliance with anti-terrorism measures on our business;

•	dilution to existing shareholders caused by any issuance of additional equity;

•	the impact of a quarterly cash dividend or the failure to declare future cash dividends;

•	fluctuations in the market value of our common stock;

•	the impact of certain provisions in our articles of incorporation, bylaws, and Virginia law that could discourage, delay or prevent a change in control of us or a change in our management; and

•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in or addressing various legal proceedings, governmental inquiries and notices, and claims that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these legal proceedings, governmental inquiries and notices, or claims will have a material adverse effect upon our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1-31, 2017	—	$—	—	$199,972,557
February 1-28, 2017	—	$—	—	$199,972,557
March 1-31, 2017	600	$83.64	600	$199,922,375
Total	600	$83.64	600

During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 10, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 10, 2017	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 10, 2017	/s/ JOHN P. BOOKER, III
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 10, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.