Form 10-Q
period 2017-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2017-08-07
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2017 there were 82,386,172 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2017	December 31,
(In thousands, except share and per share data)	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,833	$10,171
Customer receivables, less allowances of $8,443 and $8,346, respectively	363,807	320,087
Other receivables	6,393	14,402
Prepaid expenses and other current assets	40,579	37,962
Total current assets	444,612	382,622

Property and equipment:
Revenue equipment	1,573,352	1,496,697
Land and structures	1,445,188	1,377,106
Other fixed assets	419,188	402,482
Leasehold improvements	8,617	8,699
Total property and equipment	3,446,345	3,284,984
Accumulated depreciation	(1,125,102)	(1,043,582)
Net property and equipment	2,321,243	2,241,402

Goodwill	19,463	19,463
Other assets	54,880	52,760
Total assets	$2,840,198	$2,696,247

Note: The Condensed Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	June 30,
	2017	December 31,
(In thousands, except share and per share data)	(Unaudited)	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,234	$89,216
Compensation and benefits	145,760	129,170
Claims and insurance accruals	47,897	47,417
Other accrued liabilities	25,841	22,833
Income taxes payable	20,678	—
Current maturities of long-term debt	50,000	—
Total current liabilities	344,410	288,636

Long-term liabilities:
Long-term debt	45,000	104,975
Other non-current liabilities	185,198	178,879
Deferred income taxes	272,599	272,599
Total long-term liabilities	502,797	556,453
Total liabilities	847,207	845,089

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,387,823 and 82,416,657 shares outstanding at June 30, 2017 and December 31, 2016, respectively	8,239	8,242
Capital in excess of par value	136,707	135,466
Retained earnings	1,848,045	1,707,450
Total shareholders’ equity	1,992,991	1,851,158
Total liabilities and shareholders’ equity	$2,840,198	$2,696,247

Note: The Condensed Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Revenue from operations	$839,912	$755,435	$1,594,008	$1,463,168

Operating expenses:
Salaries, wages and benefits	441,904	408,424	858,408	809,293
Operating supplies and expenses	88,580	80,335	179,567	155,707
General supplies and expenses	28,283	22,778	51,155	43,920
Operating taxes and licenses	24,961	23,466	48,983	46,654
Insurance and claims	9,314	9,363	18,104	19,607
Communications and utilities	7,022	7,327	14,455	14,332
Depreciation and amortization	50,449	46,480	100,736	91,252
Purchased transportation	20,860	18,176	38,857	36,672
Building and office equipment rents	1,982	2,164	4,096	4,437
Miscellaneous expenses, net	6,125	3,486	11,093	8,310
Total operating expenses	679,480	621,999	1,325,454	1,230,184

Operating income	160,432	133,436	268,554	232,984

Non-operating expense (income):
Interest expense	642	1,064	1,237	2,247
Interest income	(69)	(12)	(104)	(28)
Other (income) expense, net	(431)	260	(22)	776
Total non-operating expense	142	1,312	1,111	2,995

Income before income taxes	160,290	132,124	267,443	229,989

Provision for income taxes	61,872	50,736	103,233	88,316

Net income	$98,418	$81,388	$164,210	$141,673

Earnings per share:
Basic	$1.20	$0.98	$1.99	$1.69
Diluted	$1.19	$0.98	$1.99	$1.69

Weighted average shares outstanding:
Basic	82,318,623	83,354,013	82,333,739	83,668,521
Diluted	82,427,975	83,381,429	82,436,170	83,682,228

Dividends declared per share	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$164,210	$141,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,736	91,252
Loss on sale of property and equipment	485	466
Share-based compensation	1,590	480
Other operating activities, net	(28,507)	58,360
Net cash provided by operating activities	238,514	292,231

Cash flows from investing activities:
Purchase of property and equipment	(188,318)	(295,533)
Proceeds from sale of property and equipment	7,389	2,997
Net cash used in investing activities	(180,929)	(292,536)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(26,488)
Net (payments) proceeds on revolving line of credit	(9,975)	111,015
Payments for share repurchases	(7,135)	(84,683)
Dividends paid	(16,469)	—
Other financing activities, net	(344)	(338)
Net cash used in financing activities	(33,923)	(494)

Increase (decrease) in cash and cash equivalents	23,662	(799)
Cash and cash equivalents at beginning of period	10,171	11,472
Cash and cash equivalents at end of period	$33,833	$10,673

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
LTL services	$826,401	$742,255	$1,566,587	$1,436,787
Other services	13,511	13,180	27,421	26,381
Total revenue	$839,912	$755,435	$1,594,008	$1,463,168

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2017 are not necessarily indicative of the results that may be expected for subsequent quarterly periods or the year ending December 31, 2017.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our revolving credit facility approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The carrying value of our total long-term debt, including current maturities, was $95.0 million and $105.0 million at June 30, 2017 and December 31, 2016, respectively. The estimated fair value of our total long-term debt, including current maturities, was $98.6 million and $108.3 million at June 30, 2017 and December 31, 2016, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in ASC Topic 605-Revenue Recognition. The FASB issued ASU 2015-14, "Revenue from Contracts with Customers", which deferred the effective date for ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, while providing the option to early adopt for fiscal years beginning after December 15, 2016. Transition methods under ASU 2014-09 must be through either (i) retrospective application to each prior reporting period presented, or (ii) retrospective application with a cumulative effect adjustment at the date of initial application.

We are continuing to evaluate the impact of this new standard on our financial reporting and disclosures, including but not limited to our accounting policies, internal controls and processes. We expect to complete our evaluation and finalize our transition method during the second half of 2017 and intend to adopt the new standard effective January 1, 2018. Based on our current assessment, we do not anticipate the new standard to have a material impact on our financial statements.

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

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	82,318,623	83,354,013	82,333,739	83,668,521
Dilutive effect of share-based awards	109,352	27,416	102,431	13,707
Weighted average shares outstanding - diluted	82,427,975	83,381,429	82,436,170	83,682,228

Note 3. Shareholders' Equity

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

During the three months ended June 30, 2017, we repurchased 82,016 shares of our common stock for $7.1 million and during the six months ended June 30, 2017 we repurchased 82,616 shares of our common stock for $7.1 million. As of June 30, 2017, we had $192.8 million remaining authorized under the 2016 Repurchase Program.

Dividends

On February 2, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on March 20, 2017 to shareholders of record at the close of business on March 6, 2017. On May 17, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on June 20, 2017 to shareholders of record at the close of business on June 6, 2017.

Note 4. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Senior notes	$95,000	$95,000
Revolving credit facility	—	9,975
Total long-term debt	95,000	104,975
Less: Current maturities	(50,000)	—
Total maturities due after one year	$45,000	$104,975

We had one unsecured senior note agreement with an amount outstanding of $95.0 million at each of June 30, 2017 and December 31, 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of June 30, 2017 and December 31, 2016.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For each of the three and six-month periods ended June 30, 2017 and 2016, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125% under the Credit Agreement. There were $71.4 million and $74.6 million of outstanding letters of credit at June 30, 2017 and December 31, 2016, respectively. Letter of credit fees remained at 1.0% during each of the three and six-month periods ended June 30, 2017 and 2016.

Note 5. Commitments and Contingencies

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.6	54.1	53.9	55.3
Operating supplies and expenses	10.6	10.6	11.3	10.7
General supplies and expenses	3.4	3.0	3.2	3.0
Operating taxes and licenses	3.0	3.1	3.1	3.2
Insurance and claims	1.1	1.2	1.1	1.3
Communications and utilities	0.8	1.0	0.9	1.0
Depreciation and amortization	6.0	6.1	6.3	6.2
Purchased transportation	2.5	2.4	2.4	2.5
Building and office equipment rents	0.2	0.3	0.3	0.3
Miscellaneous expenses, net	0.7	0.5	0.7	0.6
Total operating expenses	80.9	82.3	83.2	84.1

Operating income	19.1	17.7	16.8	15.9

Interest expense, net *	0.1	0.2	0.1	0.1
Other (income) expense, net	(0.1)	0.0	(0.0)	0.1

Income before income taxes	19.1	17.5	16.7	15.7

Provision for income taxes	7.4	6.7	6.4	6.0

Net income	11.7%	10.8%	10.3%	9.7%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three- and six-month periods ended June 30, 2017 and 2016 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
Work days	64	64	—%	128	128	—%
Revenue (in thousands)	$839,912	$755,435	11.2%	$1,594,008	$1,463,168	8.9%
Operating ratio	80.9%	82.3%		83.2%	84.1%
Net income (in thousands)	$98,418	$81,388	20.9%	$164,210	$141,673	15.9%
Diluted earnings per share	$1.19	$0.98	21.4%	$1.99	$1.69	17.8%
LTL tons (in thousands)	2,148	2,025	6.1%	4,118	3,948	4.3%
LTL shipments (in thousands)	2,742	2,597	5.6%	5,265	5,086	3.5%
LTL weight per shipment (lbs.)	1,567	1,559	0.5%	1,564	1,553	0.7%
LTL revenue per hundredweight	$19.31	$18.37	5.1%	$19.18	$18.26	5.0%
LTL revenue per shipment	$302.51	$286.51	5.6%	$299.93	$283.49	5.8%
Average length of haul (miles)	917	929	(1.3)%	918	932	(1.5)%

Our financial results for the second quarter and first half of 2017 reflect significant growth in revenue, net income and diluted earnings per share as compared to the second quarter and first half of 2016. These were the highest quarterly growth rates for each metric since the first quarter of 2015. Our revenue growth of 11.2% and 8.9% for the second quarter and year-to-date period, respectively, was driven by increased tonnage and yield that we believe reflects an improving macroeconomic environment and increased market share. The increases in density and yield, when combined with our continued focus on managing our variable costs, led to 140 and 90 basis-point improvements in our operating ratio for the second quarter and first half of 2017, respectively.  As a result, our net income and diluted earnings per share for the periods presented both increased by double-digit percentages over the second quarter and first half of 2016.

Revenue

Our revenue increased $84.5 million and $130.8 million in the second quarter and first half of 2017, respectively, as compared to the same periods of 2016, primarily due to increases in LTL tonnage and LTL revenue per hundredweight. Growth in LTL tons accelerated throughout the second quarter of 2017, increasing 6.1% over the prior-year comparable quarter due to a 5.6% increase in LTL shipments and a 0.5% increase in LTL weight per shipment. LTL tons for the first half of 2017 increased 4.3% over the prior-year comparable period due to a 3.5% increase in shipments and a 0.7% increase in LTL weight per shipment. We believe these increases were driven by an improving economic environment and increased demand for the superior service that we continue to provide our customers.

LTL revenue per hundredweight increased 5.1% and 5.0% in the second quarter and first half of 2017, respectively, as compared to the second quarter and first half of 2016, despite the downward pressure on these metrics created by the increase in our LTL weight per shipment and the decline in our average length of haul. We believe these increases in LTL revenue per hundredweight reflect our focus on yield management during an improving pricing environment and an increase in our fuel surcharges that reflected higher average diesel fuel prices for the periods compared. Excluding fuel surcharges, LTL revenue per hundredweight increased 3.8% and 3.1% in the second quarter and first half of 2017, respectively, as compared to the same periods in 2016.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the U.S. Department of Energy ("DOE") that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 10.6% and 10.8% for the second quarter and first half of 2017, respectively, as compared to 9.5% and 9.1% for the respective periods of 2016. These increases were due primarily to an increase in the average price per gallon for diesel fuel during the second quarter and first half of 2017. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Third Quarter 2017 Update

 LTL tons per day increased 7.2% in July 2017 primarily due to a 6.1% increase in LTL shipments per day and a 1.0% increase in LTL weight per shipment as compared to July 2016. For July 2017, LTL revenue per hundredweight increased approximately 3.9% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2017 increased $33.5 million, or 8.2%, over the prior-year comparable quarter due to a $22.9 million increase in the costs attributable to salaries and wages and a $10.6 million increase in benefit costs. Salaries, wages and benefits for the first half of 2017 increased $49.1 million, or 6.1%, over the prior-year comparable period due to a $36.6 million increase in the costs attributable to salaries and wages and a $12.5 million increase in benefit costs. We intend to hire additional employees during the third quarter of 2017 to support our continued growth, which is expected to drive additional increases in employee-related costs.

The increase in the costs attributable to salaries and wages for both the second quarter and first half of 2017 was due primarily to the annual wage increase provided to employees in September 2016 and additional labor necessary to support higher freight volumes in the second quarter of 2017. These increases in our salaries and wages, however, were partially offset by improvements in productivity. Our aggregate productive labor costs as a percent of revenue improved to 27.7% and 28.2% of revenue in the second quarter and first half of 2017, respectively, from 28.6% and 29.1% of revenue for the same periods of 2016, respectively.

The increase in the costs attributable to employee benefits for both the second quarter and first half of 2017 was primarily due to increases in certain retirement benefit plan costs, as well as higher employer-related payroll taxes and paid time off benefits. As a result, our employee benefit costs, as a percent of salaries and wages, increased to 32.9% and 33.3% for the second quarter and first six months of 2017, respectively, from 31.9% and 33.2% for the comparable periods of 2016.

Operating supplies and expenses increased $8.2 million and $23.9 million in the second quarter and first half of 2017, respectively, as compared to the same prior-year periods. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in diesel fuel costs, excluding fuel taxes, was due primarily to an 11.1% and 26.9% increase in our average cost per gallon of diesel fuel as compared to the second quarter and first half of 2016, respectively. In addition, our gallons consumed increased 3.3% and 0.9% in the second quarter and first half of 2017, respectively, as compared to the same prior-year periods due primarily to increases in miles driven. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations.

General supplies and expenses increased $5.5 million and $7.2 million in the second quarter and first half of 2017, respectively, as compared to the same prior-year periods. These increases were primarily due to higher costs for technology and related support as well as an increase in our advertising and marketing costs.

Depreciation and amortization increased $4.0 million and $9.5 million in the second quarter and first six months of 2017, respectively, as compared to the same prior-year periods due primarily to the assets acquired as part of our 2016 and 2017 capital expenditure plans. We believe depreciation will continue to increase in future periods as we execute upon the remainder of our 2017 capital expenditure program. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Our effective tax rate for both the second quarter and first half of 2017 was 38.6% as compared to 38.4% for each of the same prior-year periods. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes, and to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash and cash equivalents at beginning of period	$10,171	$11,472
Cash flows provided by (used in):
Operating activities	238,514	292,231
Investing activities	(180,929)	(292,536)
Financing activities	(33,923)	(494)
Increase (decrease) in cash and cash equivalents	23,662	(799)
Cash and cash equivalents at end of period	$33,833	$10,673

Cash flows provided by operating activities decreased during the first six months of 2017 as compared to 2016 due primarily to fluctuations in accounts payable, accounts receivable and other working capital accounts.  The change in cash flows from these fluctuations was partially offset by the increase in net income.

The change in cash flows used in investing activities during the first six months of 2017 as compared to 2016 was due to the timing of equipment purchases under our capital expenditure plans. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in cash flows used in financing activities during the first six months of 2017 as compared to 2016 was due primarily to fluctuations in our senior unsecured revolving line of credit, repurchases of common stock under our share repurchase program and the timing of scheduled principal payments under our long-term debt agreements. Additionally, in the first six months of 2017 our Board declared and we distributed $16.5 million in dividends to our shareholders. Our repurchases of common stock and dividend payments are more fully described below under "Stock Repurchase Program" and "Dividends to Shareholders," respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases, for the six-month period ended June 30, 2017 and the years ended December 31, 2016, 2015 and 2014:

	June 30,	December 31,
(In thousands)	2017	2016	2015	2014
Land and structures	$70,263	$161,646	$153,460	$117,487
Tractors	72,522	114,166	128,911	91,750
Trailers	20,771	94,040	114,209	80,853
Technology	7,283	18,428	32,044	38,264
Other equipment and assets	17,479	29,661	36,987	39,326
Proceeds from sales	(7,389)	(10,541)	(24,442)	(21,866)
Total	$180,929	$407,400	$441,169	$345,814

Our capital expenditures varied based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $400 million for the year ending December 31, 2017. Approximately $185 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $170 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Dividends to Shareholders

On February 2, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on March 20, 2017 to shareholders of record at the close of business on March 6, 2017. On May 17, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on June 20, 2017 to shareholders of record at the close of business on June 6, 2017. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders, as well as certain covenants under our revolving credit facility. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations and, if needed, borrowings under our revolving credit facility. We did not declare or pay a dividend on our common stock in 2016 or 2015.

Stock Repurchase Program

During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of June 30, 2017, we had $192.8 million remaining authorized under the 2016 Repurchase Program.

Financing Agreements

We had one unsecured senior note agreement with an amount outstanding of $95.0 million at each of June 30, 2017 and December 31, 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of June 30, 2017 and December 31, 2016.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	June 30,	December 31,
	2017	2016
Facility limit	$300,000	$300,000
Line of credit borrowings	—	(9,975)
Outstanding letters of credit	(71,368)	(74,611)
Available borrowing capacity	$228,632	$215,414

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2017, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials or waste into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2017 or fiscal year 2018. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

•
various economic factors such as recessions, downturns in the economy, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions or a disruption of financial markets, which may decrease demand for our services;

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

•	the costs and potential liabilities related to various legal proceedings and claims that have arisen in the ordinary course of our business, some of which include class-action allegations;

•	the costs and potential liabilities related to governmental proceedings, inquiries, notices or investigations;

•	the costs and potential liabilities related to our international business relationships;

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

•
failure to keep pace with developments in technology, any disruption to our technology infrastructure, or failures of essential services upon which our technology platforms rely, which could cause us to incur costs or result in a loss of business;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which are covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1-30, 2017	31,811	$82.79	31,811	$197,288,810
May 1-31, 2017	32,350(1)	$85.12	26,808	$194,986,302
June 1-30, 2017	23,397	$91.86	23,397	$192,837,065
Total	87,558	$86.07	82,016

(1) This amount includes 5,542 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards granted under our 2016 Stock Incentive Plan.

On May 23, 2016, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are authorized but unissued shares of our common stock.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 7, 2017	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 7, 2017	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 7, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.