Form 10-Q
period 2017-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2017-11-07
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2017 there were 82,375,945 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2017	December 31,
(In thousands, except share and per share data)	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$78,091	$10,171
Customer receivables, less allowances of $9,315 and $8,346, respectively	391,858	320,087
Other receivables	7,529	14,402
Prepaid expenses and other current assets	35,617	37,962
Total current assets	513,095	382,622

Property and equipment:
Revenue equipment	1,612,380	1,496,697
Land and structures	1,481,738	1,377,106
Other fixed assets	427,271	402,482
Leasehold improvements	8,654	8,699
Total property and equipment	3,530,043	3,284,984
Accumulated depreciation	(1,162,640)	(1,043,582)
Net property and equipment	2,367,403	2,241,402

Goodwill	19,463	19,463
Other assets	56,209	52,760
Total assets	$2,956,170	$2,696,247

Note: The Condensed Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	September 30,
	2017	December 31,
(In thousands, except share and per share data)	(Unaudited)	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,702	$89,216
Compensation and benefits	151,406	129,170
Claims and insurance accruals	48,089	47,417
Other accrued liabilities	26,745	22,833
Income taxes payable	19,707	—
Current maturities of long-term debt	50,000	—
Total current liabilities	355,649	288,636

Long-term liabilities:
Long-term debt	45,000	104,975
Other non-current liabilities	194,091	178,879
Deferred income taxes	274,414	272,599
Total long-term liabilities	513,505	556,453
Total liabilities	869,154	845,089

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,375,945 and 82,416,657 shares outstanding at September 30, 2017 and December 31, 2016, respectively	8,238	8,242
Capital in excess of par value	137,533	135,466
Retained earnings	1,941,245	1,707,450
Total shareholders’ equity	2,087,016	1,851,158
Total liabilities and shareholders’ equity	$2,956,170	$2,696,247

Note: The Condensed Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Revenue from operations	$872,987	$782,611	$2,466,995	$2,245,779

Operating expenses:
Salaries, wages and benefits	461,799	425,076	1,320,207	1,234,369
Operating supplies and expenses	95,543	83,197	275,110	238,904
General supplies and expenses	28,785	22,010	79,940	65,930
Operating taxes and licenses	24,547	22,714	73,530	69,368
Insurance and claims	10,700	10,185	28,804	29,792
Communications and utilities	6,490	7,025	20,945	21,357
Depreciation and amortization	51,934	49,041	152,670	140,293
Purchased transportation	22,739	18,907	61,596	55,579
Building and office equipment rents	2,018	2,050	6,114	6,487
Miscellaneous expenses, net	4,557	5,002	15,650	13,312
Total operating expenses	709,112	645,207	2,034,566	1,875,391

Operating income	163,875	137,404	432,429	370,388

Non-operating expense (income):
Interest expense	555	1,131	1,792	3,378
Interest income	(228)	(10)	(332)	(38)
Other (income) expense, net	(977)	6	(999)	782
Total non-operating (income) expense	(650)	1,127	461	4,122

Income before income taxes	164,525	136,277	431,968	366,266

Provision for income taxes	62,211	50,696	165,444	139,012

Net income	$102,314	$85,581	$266,524	$227,254

Earnings per share:
Basic	$1.24	$1.03	$3.24	$2.73
Diluted	$1.24	$1.03	$3.23	$2.73

Weighted average shares outstanding:
Basic	82,286,295	82,742,070	82,317,244	83,357,449
Diluted	82,380,936	82,811,371	82,417,557	83,389,824

Dividends declared per share	$0.10	$—	$0.30	$—

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$266,524	$227,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,670	140,293
Loss on sale of property and equipment	705	542
Share-based compensation	2,416	944
Other operating activities, net	(34,302)	41,095
Net cash provided by operating activities	388,013	410,128

Cash flows from investing activities:
Purchase of property and equipment	(288,840)	(351,121)
Proceeds from sale of property and equipment	9,637	4,571
Other investing, net	2,139	—
Net cash used in investing activities	(277,064)	(346,550)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(26,488)
Net (payments) proceeds on revolving line of credit	(9,975)	85,812
Payments for share repurchases	(8,013)	(119,022)
Dividends paid	(24,697)	—
Other financing activities, net	(344)	(338)
Net cash used in financing activities	(43,029)	(60,036)

Increase in cash and cash equivalents	67,920	3,542
Cash and cash equivalents at beginning of period	10,171	11,472
Cash and cash equivalents at end of period	$78,091	$15,014

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
LTL services	$859,832	$769,854	$2,426,419	$2,206,642
Other services	13,155	12,757	40,576	39,137
Total revenue	$872,987	$782,611	$2,466,995	$2,245,779

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2017.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our revolving credit facility approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The carrying value of our total long-term debt, including current maturities, was $95.0 million and $105.0 million at September 30, 2017 and December 31, 2016, respectively. The estimated fair value of our total long-term debt, including current maturities, was $98.2 million and $108.3 million at September 30, 2017 and December 31, 2016, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, "Classification of Certain Cash Receipts and Cash Payments" (Topic 230) to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is intended to reduce diversity in practice in the classification of certain transactions on the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and early adoption is permitted. We early adopted the provisions of ASU 2016-15 in the third quarter of 2017 with retrospective application beginning January 1, 2017. The adoption resulted in proceeds from company-owned life insurance policies being classified as cash flows from investing activities, rather than cash flows from operating activities on our Condensed Statements of Cash Flows. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in ASC Topic 605-Revenue Recognition. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers", which deferred the effective date for ASU 2014-09 by one year to fiscal years beginning after December 15, 2017 and also provided for the option to early adopt for fiscal years beginning after December 15, 2016. Transition methods under ASU 2014-09 must be through (i) retrospective application to each prior reporting period presented, or (ii) modified retrospective application with a cumulative effect adjustment at the date of initial application.

We are continuing to evaluate the impact of ASU 2014-09 on our financial reporting and disclosures, including but not limited to our accounting policies, internal controls and processes. We expect to complete our evaluation during the fourth quarter of 2017. We intend to adopt ASU 2014-09 beginning in 2018 using the modified retrospective transition method. Based on our current assessment, we do not anticipate ASU 2014-09 to have a material impact on our financial statements.

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

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	82,286,295	82,742,070	82,317,244	83,357,449
Dilutive effect of share-based awards	94,641	69,301	100,313	32,375
Weighted average shares outstanding - diluted	82,380,936	82,811,371	82,417,557	83,389,824

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

We repurchased 9,305 shares of our common stock for $0.9 million and 91,921 shares of our common stock for $8.0 million during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, we had $192.0 million remaining authorized under the 2016 Repurchase Program.

Dividends

On February 2, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on March 20, 2017 to shareholders of record at the close of business on March 6, 2017. On May 17, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on June 20, 2017 to shareholders of record at the close of business on June 6, 2017. On July 31, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on September 20, 2017 to shareholders of record at the close of business on September 6, 2017.

Note 4. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Senior notes	$95,000	$95,000
Revolving credit facility	—	9,975
Total long-term debt	95,000	104,975
Less: Current maturities	(50,000)	—
Total maturities due after one year	$45,000	$104,975

We had one unsecured senior note agreement with an amount outstanding of $95.0 million at each of September 30, 2017 and December 31, 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of September 30, 2017 and December 31, 2016.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

For each of the three- and nine-month periods ended September 30, 2017 and 2016, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125% under the Credit Agreement. There were $71.4 million and $74.6 million of outstanding letters of credit at September 30, 2017 and December 31, 2016, respectively. Letter of credit fees remained at 1.0% during each of the three- and nine-month periods ended September 30, 2017 and 2016.

Note 5. Commitments and Contingencies

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which may be covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.9	54.3	53.5	55.0
Operating supplies and expenses	11.0	10.6	11.2	10.6
General supplies and expenses	3.3	2.8	3.2	2.9
Operating taxes and licenses	2.8	2.9	3.0	3.1
Insurance and claims	1.2	1.3	1.2	1.3
Communications and utilities	0.7	0.9	0.9	1.0
Depreciation and amortization	6.0	6.3	6.2	6.2
Purchased transportation	2.6	2.4	2.5	2.5
Building and office equipment rents	0.2	0.3	0.2	0.3
Miscellaneous expenses, net	0.5	0.6	0.6	0.6
Total operating expenses	81.2	82.4	82.5	83.5

Operating income	18.8	17.6	17.5	16.5

Interest expense, net *	0.0	0.2	0.1	0.2
Other (income) expense, net	(0.1)	0.0	(0.1)	0.0

Income before income taxes	18.9	17.4	17.5	16.3

Provision for income taxes	7.2	6.5	6.7	6.2

Net income	11.7%	10.9%	10.8%	10.1%

*	For the purpose of this table, interest expense is presented net of interest income.

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2017 and 2016 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
Work days	63	64	(1.6)%	191	192	(0.5)%
Revenue (in thousands)	$872,987	$782,611	11.5%	$2,466,995	$2,245,779	9.9%
Operating ratio	81.2%	82.4%		82.5%	83.5%
Net income (in thousands)	$102,314	$85,581	19.6%	$266,524	$227,254	17.3%
Diluted earnings per share	$1.24	$1.03	20.4%	$3.23	$2.73	18.3%
LTL tons (in thousands)	2,190	2,049	6.9%	6,308	5,997	5.2%
LTL shipments (in thousands)	2,774	2,641	5.0%	8,039	7,727	4.0%
LTL weight per shipment (lbs.)	1,579	1,551	1.8%	1,569	1,552	1.1%
LTL revenue per hundredweight	$19.47	$18.79	3.6%	$19.28	$18.44	4.6%
LTL revenue per shipment	$307.45	$291.51	5.5%	$302.52	$286.23	5.7%
Average length of haul (miles)	919	925	(0.6)%	918	930	(1.3)%

Our financial results for the third quarter and first nine months of 2017 benefited from growth in our revenue. We believe our results were positively impacted by the strengthening economy and an upward trend in the pricing environment during a period of tightening industry capacity.  We believe our consistent investments in our service center network and equipment provide us with the capacity needed to serve our customers’ increasing freight demands and win market share. The increased freight density in our service center network and improvement in yield, combined with our continued focus on managing our costs, led to the 120 and 100 basis-point improvements in our operating ratio for the third quarter and first nine months of 2017, respectively, over the same periods of 2016. As a result, our net income and earnings per diluted share each increased by double-digit percentages in the third quarter and first nine months of 2017 as compared to the third quarter and first nine months of 2016.

Revenue

Revenue increased $90.4 million and $221.2 million in the third quarter and first nine months of 2017, respectively, as compared to the third quarter and first nine months of 2016, due primarily to increases in LTL tons and LTL revenue per hundredweight, despite one less workday in the third quarter and first nine months of 2017. The increases in LTL tons during the third quarter and first nine months of 2017 were due to increases in LTL shipments and LTL weight per shipment as compared to the respective periods of 2016. LTL tonnage per day increased 8.6% and 5.7% in the third quarter and first nine months of 2017, respectively. We believe these increases were driven by an improving economic environment and increased demand for the consistent levels of premium service that we provide to our customers.

LTL revenue per hundredweight increased 3.6% and 4.6% in the third quarter and first nine months of 2017, respectively, as compared to the third quarter and first nine months of 2016, despite the downward pressure on these metrics created by the increase in our LTL weight per shipment and the decline in our average length of haul. We believe these increases in LTL revenue per hundredweight reflect our focus on yield management and an increase in fuel surcharges between the periods compared. Excluding fuel surcharges, LTL revenue per hundredweight increased 2.4% and 2.9% in the third quarter and first nine months of 2017, respectively, as compared to the same periods in 2016.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the U.S. Department of Energy ("DOE") that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 10.8% for the third quarter and first nine months of 2017, as compared to 9.8% and 9.4% for the same periods of 2016. These increases were due primarily to an increase in the average price per gallon for diesel fuel during the third quarter and first nine months of 2017 from the comparable periods of 2016. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Fourth Quarter 2017 Update

LTL tons per day increased 13.7% in October 2017 due primarily to an 11.1% increase in LTL shipments per day and a 2.3% increase in LTL weight per shipment as compared to October 2016. For October 2017, LTL revenue per hundredweight increased approximately 4.4% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2017 increased $36.7 million, or 8.6%, over the prior-year comparable quarter due to a $29.0 million increase in the costs attributable to salaries and wages and a $7.7 million increase in benefit costs. Salaries, wages and benefits for the first nine months of 2017 increased $85.8 million, or 7.0%, over the prior-year comparable period due to a $65.6 million increase in the costs attributable to salaries and wages and a $20.2 million increase in benefit costs. We intend to hire additional employees during the fourth quarter of 2017 to support our continued growth, which is expected to drive additional increases in employee-related costs.

The increase in the costs attributable to salaries and wages was due primarily to increases in the number of full-time employees and increases in our employees’ wage rates.  Our average number of full-time employees increased 4.4% and 1.3% in the third quarter of 2017 and the first nine months of 2017, respectively, as compared to the same periods of 2016, to support our shipment growth. We also provided annual wage increases to our employees at the beginning of both September 2016 and 2017. Although our costs increased, our productive labor improved as a percent of revenue to 27.9% and 28.1% of revenue in the third quarter and first nine months of 2017, respectively, from 28.5% and 28.9% of revenue for the same periods of 2016.

The increase in the costs attributable to employee benefits for the third quarter and first nine months of 2017 was due primarily to the increases in our average number of full-time employees and higher wage rates in 2017 as compared to 2016. Our employee benefit costs also included increased workers' compensation expense, partially offset by lower group health and dental plan costs as compared to the third quarter and first nine months of 2016. Our employee benefit costs, as a percent of salaries and wages, decreased to 33.7% and 33.4% for the third quarter and first nine months of 2017, respectively, from 34.4% and 33.6% for the comparable periods of 2016.

Operating supplies and expenses increased $12.3 million and $36.2 million in the third quarter and first nine months of 2017, respectively, as compared to the same prior-year periods. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in diesel fuel costs, excluding fuel taxes, was due primarily to a 17.0% and 23.3% increase in our average cost per gallon of diesel fuel in the third quarter and first nine months of 2017, respectively, as compared to the same periods of 2016. In addition, our gallons consumed increased 4.2% and 2.0% in the third quarter and first nine months of 2017, respectively, as compared to the same prior-year periods due primarily to increases in miles driven. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations.

General supplies and expenses increased $6.8 million and $14.0 million in the third quarter and first nine months of 2017, respectively, as compared to the same prior-year periods. These increases were due primarily to an increase in our advertising and marketing costs and higher costs for technology and related support.

Depreciation and amortization increased $2.9 million and $12.4 million in the third quarter and first nine months of 2017, respectively, as compared to the same prior-year periods due primarily to the assets acquired as part of our 2017 capital expenditure plan. We believe depreciation will continue to increase in future periods as we execute upon the remainder of our 2017 capital expenditure program. While our investments in real estate, equipment and technology can increase our costs in the short-term, we remain committed to investing in our business to support our continued long-term growth strategy.

Our effective tax rate for the third quarter and first nine months of 2017 was 37.8% and 38.3%, respectively, as compared to 37.2% and 38.0%, respectively, for each of the same prior-year periods. Our effective tax rate generally exceeds the federal statutory rate of 35% due to the impact of state taxes.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Cash and cash equivalents at beginning of period	$10,171	$11,472
Cash flows provided by (used in):
Operating activities	388,013	410,128
Investing activities	(277,064)	(346,550)
Financing activities	(43,029)	(60,036)
Increase in cash and cash equivalents	67,920	3,542
Cash and cash equivalents at end of period	$78,091	$15,014

Cash flows provided by operating activities decreased during the first nine months of 2017 as compared to 2016 due primarily to fluctuations in accounts receivable and other working capital accounts. The net decrease from these fluctuations was partially offset by the increase in net income.

The change in cash flows used in investing activities during the first nine months of 2017 as compared to 2016 was due to the timing of equipment purchases under our capital expenditure plans. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in cash flows used in financing activities during the first nine months of 2017 as compared to 2016 was due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt, which includes our senior unsecured revolving line of credit. Our return of capital to shareholders is more fully described below under "Stock Repurchase Program" and "Dividends to Shareholders," respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases, for the nine-month period ended September 30, 2017 and the years ended December 31, 2016, 2015 and 2014:

	September 30,	December 31,
(In thousands)	2017	2016	2015	2014
Land and structures	$109,257	$161,646	$153,460	$117,487
Tractors	117,924	114,166	128,911	91,750
Trailers	27,227	94,040	114,209	80,853
Technology	13,309	18,428	32,044	38,264
Other equipment and assets	21,123	29,661	36,987	39,326
Proceeds from sales	(9,637)	(10,541)	(24,442)	(21,866)
Total	$279,203	$407,400	$441,169	$345,814

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

We currently estimate capital expenditures will be approximately $400 million for the year ending December 31, 2017. Approximately $185 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $170 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations and our existing cash and cash equivalents. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Dividends to Shareholders

On February 2, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on March 20, 2017 to shareholders of record at the close of business on March 6, 2017. On May 17, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on June 20, 2017 to shareholders of record at the close of business on June 6, 2017. On July 31, 2017, we announced that our Board of Directors had declared a quarterly cash dividend of $0.10 per share, which was paid on September 20, 2017 to shareholders of record at the close of business on September 6, 2017.

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

Stock Repurchase Program

During the second quarter of 2016, we completed our stock repurchase program, previously announced on November 10, 2014, to repurchase up to an aggregate of $200.0 million of our outstanding common stock. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of September 30, 2017, we had $192.0 million remaining authorized under the 2016 Repurchase Program.

Financing Agreements

We had one unsecured senior note agreement with an amount outstanding of $95.0 million at each of September 30, 2017 and December 31, 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments are 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of September 30, 2017 and December 31, 2016.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	September 30,	December 31,
	2017	2016
Facility limit	$300,000	$300,000
Line of credit borrowings	—	(9,975)
Outstanding letters of credit	(71,368)	(74,611)
Available borrowing capacity	$228,632	$215,414

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2017, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

•
the costs and potential adverse impact of compliance with, or violations of, current and future rules issued by the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) and other regulatory agencies;

•
the costs and potential adverse impact of compliance associated with addressing interoperability between legacy electronic automatic on-board recording devices and electronic logging devices (“ELDs”) that comply with FMCSA’s ELD regulations and guidance;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which may be covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1-31, 2017	1,651	$94.81	1,651	$192,680,542
August 1-31, 2017	7,654	$94.21	7,654	$191,959,458
September 1-30, 2017	—	$—	—	$191,959,458
Total	9,305	$94.32	9,305

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 6, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 6, 2017	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 6, 2017	/s/ KIMBERLY S. MAREADY
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 6, 2017, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.