Form 10-K
period 2017-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2018-02-27
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was $6,264,630,995, based on the closing sales price as reported on the Nasdaq Global Select Market.
As of February 23, 2018, the registrant had 82,374,451 outstanding shares of Common Stock ($0.10 par value).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

INDEX

Forward-Looking Information	1

Exhibit Index	54
Signatures	57

FORWARD-LOOKING INFORMATION

Forward-looking statements appear in this Annual Report, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, compliance with regulations, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

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

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services, which include ground and air expedited transportation and consumer household pickup and delivery ("P&D"), through a single integrated organization. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. More than 97% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

We have grown to be the fourth largest LTL motor carrier in the United States, as measured by 2016 revenue, from the sixth largest LTL motor carrier in the United States, as measured by 2011 revenue, according to Transport Topics. We have increased our revenue and customer base over this five-year period primarily through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our regions covering the continental United States. We opened 10 and 22 new service centers over the past five and ten years, respectively, for a total of 228 service centers at December 31, 2017. We believe this expansion produced increased capacity within our service center network and provides us with opportunities for future growth.

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

Our Industry

Trucking companies provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability and faster transit times than other surface transportation options. The trucking industry is comprised principally of two types of motor carriers: LTL and truckload. LTL freight carriers typically pick up multiple shipments from multiple customers on a single truck. The LTL freight is then routed through a network of service centers where the freight may be transferred to other trucks with similar destinations. LTL motor carriers generally require a more expansive network of local P&D service centers, as well as larger breakbulk, or hub, facilities. In contrast, truckload carriers generally dedicate an entire truck to one customer from origin to destination.

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

According to the American Trucking Associations, the trucking industry accounted for 79.8% of the $847.6 billion total U.S. transportation revenue in 2016. The LTL sector had revenue in 2016 of $54.7 billion, which represented 6.5% of total U.S. transportation revenue. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2016 revenue as reported in Transport Topics, the largest 10 and 25 LTL motor carriers accounted for approximately 51% and 62%, respectively, of the total LTL market. We believe consolidation in our industry will continue due to customer demand for transportation providers offering both national and regional LTL as well as other complementary value-added services.

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

Throughout our organization, we continuously seek to improve customer service by maximizing on-time performance and minimizing cargo claims. We believe our transit times are generally faster and more reliable than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national LTL service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe the combination of these factors provides us with a distinct advantage over most of our competitors.

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

Service Center Operations

At December 31, 2017, we operated 228 service center locations, of which we owned 194 and leased 34. Our network includes ten major breakbulk facilities located in Rialto, California; Atlanta, Georgia; Columbus, Ohio; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

Tractors, Trailers and Maintenance

At December 31, 2017, we owned 8,316 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2017, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	8,316	4.0
Linehaul trailers	23,100	6.5
P&D trailers	9,790	8.1

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2017, 2016 and 2015. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Tractors	$123,152	$114,166	$128,911
Trailers	37,424	94,040	114,209
Total	$160,576	$208,206	$243,120

At December 31, 2017, we operated 39 maintenance centers at strategic service center locations throughout our network. These maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventative maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2017, our largest customer accounted for approximately 3.7% of our revenue and our largest 5, 10 and 20 customers accounted for 11.2%, 17.0% and 23.6% of our revenue, respectively. For each of the previous three years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention ("SIR") or deductible. At December 31, 2017, the amounts of our SIR and/or deductibles were as follows:

•	$2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, plus a one-time, $2.5 million aggregate corridor deductible applicable per annual policy period to any claim that exceeds $5.0 million and occurs after March 30, 2016;
•$100,000 per occurrence for cargo loss and damage;
•$1.0 million per occurrence for workers’ compensation claims; and
•$1.0 million per covered person paid during 2017 for group health claims.

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

Employees

As of December 31, 2017, we employed 19,183 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	10,187
Platform	3,443
Fleet technicians	557
Sales, administrative and other	4,996
Total	19,183

As of December 31, 2017, we employed 5,311 linehaul drivers and 4,876 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided the opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 2,892 active drivers who have successfully completed this training, which was approximately 28.4% of our driver workforce as of December 31, 2017. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 5.9%, which is below our Company-wide turnover rate for all drivers of approximately 8.0%.

We reward our drivers who maintain safe driving records with annual bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $3.9 million, $3.7 million and $3.4 million in 2017, 2016 and 2015, respectively.

Governmental Regulation

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental regulations, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and driver hours of service.

In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration ("TSA") and Customs and Border Protection ("CBP") within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements or guidance, may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services.

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

In December 2014, the FMCSA temporarily suspended, through the 2015 Omnibus Appropriations Bill, enforcement of the provisions requiring two rest periods between 1 a.m. and 5 a.m. and the 168-hour minimum restart restriction. In connection with the temporary suspension, Congress requested that the FMCSA conduct a study to determine whether two rest periods between 1 a.m. and 5 a.m., and the limited use of one restart every 168 hours, significantly improved safety benefits. In December 2016, Congress enacted legislation providing that if the FMCSA study demonstrated significant safety benefits attributable to these two rest periods and the 168-hour minimum restart restriction, then these two restrictions to the “34-hour restart” provision would be reinstated. If the FMCSA’s study did not support the safety benefits, the suspension would remain in effect. In March 2017, the final FMCSA study was submitted to Congress and did not demonstrate significant safety benefits attributable to the two rest periods and the 168-hour minimum restart restriction. As a result, the suspension remains in effect.

Electronic Logging Devices

In December 2015, the FMCSA issued a final rule mandating the use of electronic logging devices (“ELDs”) to automatically record drivers’ time for hours of service reporting. Generally, carriers were required to comply with these new requirements by December 18, 2017. We currently utilize ELD rule-compliant automatic onboard recording devices ("AOBRDs") in all of our Company-owned vehicles, and the AOBRD data is integrated with our existing comprehensive fleet management and safety systems. In order to maximize our ability to integrate AOBRD data from vehicles purchased after December 18, 2017 with these fleet management and safety systems, we applied for and were granted a waiver from certain aspects of the ELD rule by the FMCSA in January 2018. This waiver permits us to install ELD devices running on AOBRD software in newly purchased vehicles until March 18, 2018. The FMCSA is currently considering a related request to extend this ability, in the form of an exemption from the ELD rule, until December 18, 2018. This extension would allow our AOBRD/ELD third-party provider additional time to complete development of software that would integrate ELD data, as well as AOBRD data, with our existing comprehensive fleet management and safety systems. Regardless of whether the exemption is granted, however, we are well-positioned to continue to optimize both the safety and efficiency of our fleet and remain compliant with the FMCSA's ELD regulations and guidance.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2018 or fiscal year 2019.

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

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;

•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;

•	our customers may manage their inventory levels more closely to a “just-in-time” basis, which may increase our costs and adversely affect our ability to meet our customers’ needs;

•	consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments;

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing; and

•	our competitors may adopt emerging or additional technologies that improve their operating effectiveness, which could negatively affect our ability to remain competitive.

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

If we are unable to successfully execute our growth strategy, and develop, market and consistently deliver high-quality services that meet customer expectations, our business and future results of operations may suffer.

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

We cannot ensure that we will overcome the risks associated with our growth strategy. If we fail to overcome those risks, we may not realize additional revenue or profits from our efforts, we may incur additional expenses and, as a result, our financial position and results of operations could be materially and adversely affected.

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

Adverse economic conditions, both in the U.S. and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy and any other action that the U.S. government may take to withdraw from or materially modify the North American Free Trade Agreement and certain other international trade arrangements, may lead to fewer goods being transported and could have a material adverse effect on our business, financial conditions and results of operations. Customers encountering adverse economic conditions may be unable to obtain additional financing, or financing under acceptable terms, due to disruptions in the capital and credit markets. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions and changes in the political and regulatory environment, both in the U.S. and internationally, or financial constraints, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in wage rates, fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

Difficulties attracting and retaining qualified drivers and maintenance technicians could result in increases in driver and technician compensation and could adversely affect our profitability, our ability to maintain or grow our fleet and our ability to maintain our customer relationships.

From time to time we have experienced difficulty in attracting and retaining sufficient numbers of qualified drivers and such shortages may recur in the future. Due in part to the time commitment, physical requirements, our stringent hiring standards and current industry conditions, the available pool of qualified employee drivers has been declining. Because of the intense competition for drivers, we may face difficulty maintaining or increasing our number of drivers. Similarly, in recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians. The compensation we offer our drivers and technicians is subject to market conditions that may require increases in driver or technician compensation. If we are unable to attract and retain a sufficient number of qualified drivers and technicians, we could be required to adjust our compensation packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

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

We are regulated by the DOT and by various state agencies. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental regulations, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and driver hours of service. We are also subject to the costs and potential adverse impact of compliance associated with addressing interoperability between electronic AOBRDs and ELDs in accordance with FMCSA’s ELD regulations and guidance, which includes our existing waiver and pending exemption request. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the TSA and CBP within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements or guidance, may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services.

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

To attract and retain employees, we maintain a competitive health insurance plan for our employees and their dependents. We cannot predict the impact that any state or federal healthcare legislation or regulation will have on our operations, but we expect costs associated with providing benefits under employee medical plans and healthcare-related costs associated with workers' compensation to continue to increase. Rising healthcare costs in the U.S. could result in significant long-term costs to us, which could have a material adverse effect on our operating results. In addition, rising healthcare costs could force us to make further changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. We are subject to regulations issued by the U.S. Environmental Protection Agency (the “EPA”) and various state agencies, particularly the California Air Resources Board ("CARB"), that have required progressive reductions in exhaust emissions from diesel engines. We may become subject to new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. We are also unable to predict how any future changes in U.S. government policy will affect EPA and CARB regulation and enforcement. These regulations have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and results of operations.

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

We are subject to various federal, state and local governmental laws and regulations that govern, among other things, the emission and discharge of hazardous materials into the environment, the presence of hazardous materials at our properties or in our vehicles, fuel storage tanks, the transportation of certain materials and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the clean-up of accidents involving our vehicles. Environmental laws have become and may continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased regulatory focus on climate change and greenhouse gas emissions. We are also subject to increasing sensitivity to sustainability issues. This increased focus on sustainability may result in new regulations and/or customer requirements that could adversely impact our business. Any future limitations on the emission of greenhouse gases, other environmental legislation or customer sustainability requirements could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

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

We arrange for transportation and logistics services to and from various international locations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the "FCPA"). Failure to comply with the FCPA may result in legal claims against us.  In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, the renegotiation of international trade agreements, imposition of duties, taxes or government royalties imposed by foreign governments.

We are subject to legislative, regulatory, and legal developments involving taxes.

Taxes are a significant part of our expenses.  We are subject to U.S. federal and state income, payroll, property, sales and use, fuel, and other types of taxes.  New or revised tax laws or  regulations, such as those included in the recently enacted Tax Cuts and Jobs Act (the "Tax Act"), higher tax rates, claims, audits, investigations or legal proceedings involving taxing authorities, could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Earl E. Congdon, David S. Congdon, John R. Congdon, Jr. and their affiliate family members beneficially own an aggregate of approximately 20% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.

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

We rely heavily on information technology systems. Our information technology systems are complex and require ongoing investments and enhancements to meet both internal requirements and the requirements of our customers. If we are unable to invest in and enhance or modernize our technology systems in a timely manner or at a reasonable cost, or if we are unable to train our employees to operate the new, enhanced or modernized systems, our results of operations and financial condition could be adversely affected. We also may not achieve the benefits that we anticipate from any new technology or new or modernized system, and a failure to do so could result in higher than anticipated costs or adversely affect our results of operations.

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

Anti-terrorism measures and terrorist events may disrupt our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 168,000 square feet on 31.8 acres of land. At December 31, 2017, we operated 228 service centers, of which 194 were owned and 34 were leased. Our owned service centers include most of our larger facilities and account for approximately 94% of the total door capacity in our network. We own each of our major breakbulk facilities listed below and have provided the number of doors as of December 31, 2017.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Dallas, Texas	304
Harrisburg, Pennsylvania	300
Memphis, Tennessee	267
Rialto, California	265
Atlanta, Georgia	227
Greensboro, North Carolina	212
Columbus, Ohio	211
Salt Lake City, Utah	188

Our 228 facilities are strategically dispersed over the states in which we operate. At December 31, 2017, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without causing any material negative impact on service to our customers or our operating results.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands. In addition, we believe we have sufficient capacity in our service center network to accommodate increased demand for our services.

ITEM 3. LEGAL PROCEEDINGS

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which may be covered in whole or in part by insurance.  Certain of these matters include class-action allegations. We do not believe that the resolution of any of these matters, including the matter described below, will have a material adverse effect upon our financial position, results of operations or cash flows.

On March 29, 2017, the United States Environmental Protection Agency issued a Finding and Notice of Violation (“NOV”) to us, alleging violations of the Truck and Bus Regulation and the Drayage Truck Regulation as promulgated by the California Air Resources Board. The NOV alleges, among other things, that we failed to (i) timely install diesel particulate filters on certain diesel-fueled vehicles that we owned and operated in California; and (ii) verify the installation of diesel particulate filters on certain diesel-fueled vehicles that we caused to be operated in California. We expect that this matter will result in monetary sanctions to us that exceed $100,000; however, we do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Dividend Information

Our common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol ODFL. At February 22, 2018, there were 59,949 holders of our common stock, including 83 shareholders of record. We did not pay any dividends on our common stock during fiscal year 2016. We paid a quarterly dividend of $0.10 per share on our common stock during each quarter of 2017. On February 8, 2018, we announced that our Board of Directors had declared a cash dividend of $0.13 per share of common stock, payable on March 20, 2018 to shareholders of record at the close of business on March 6, 2018. We currently intend to pay a quarterly cash dividend on our common stock for the foreseeable future.

Our senior unsecured credit agreement includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the credit agreement are ongoing (or would be caused by such restricted payment).

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by Nasdaq, and the cash dividend paid per share of our common stock:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$94.97	$96.46	$110.45	$134.07
Low	$82.93	$80.56	$93.29	$106.20
Dividend	$0.10	$0.10	$0.10	$0.10

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$70.52	$72.45	$71.75	$91.69
Low	$48.92	$56.74	$59.55	$68.21
Dividend	$—	$—	$—	$—

On May 23, 2016, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. We did not repurchase any shares of our common stock during the fourth quarter of 2017. As of December 31, 2017, $192.0 million of our outstanding common stock remained available for repurchase under the 2016 Repurchase Program.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2012, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Nasdaq Industrial Transportation Index, for the five-year period ended December 31, 2017.

Cumulative Total Return

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Old Dominion Freight Line, Inc.	$100	$155	$226	$172	$250	$385
S&P 500 Total Return Index	$100	$132	$151	$153	$171	$208
Nasdaq Industrial Transportation Index	$100	$142	$172	$132	$171	$218

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Operating Data:
Revenue from operations	$3,358,112	$2,991,517	$2,972,442	$2,787,897	$2,337,648
Depreciation and amortization expense	205,763	189,867	165,343	146,466	127,072
Total operating expenses	2,782,226	2,507,682	2,474,202	2,346,590	1,999,210
Operating income	575,886	483,835	498,240	441,307	338,438
Interest expense, net (1)	1,414	4,274	5,001	6,502	9,473
Provision for income taxes	112,058	181,822	185,327	165,000	122,573
Net income (2)	463,774	295,765	304,690	267,514	206,113

Per Share Data:
Basic earnings per share	$5.63	$3.56	$3.57	$3.10	$2.39
Diluted earnings per share	$5.63	$3.56	$3.57	$3.10	$2.39
Cash dividends per share	$0.40	$—	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$127,462	$10,171	$11,472	$34,787	$30,174
Current assets	584,653	382,622	381,730	403,772	309,730
Total assets	3,068,424	2,696,247	2,466,504	2,206,866	1,908,840
Current liabilities	351,049	288,636	285,402	255,638	232,122
Long-term debt (including current maturities)	95,000	104,975	133,805	155,714	191,429
Shareholders’ equity	2,276,854	1,851,158	1,684,637	1,494,064	1,232,082

(1)	For the purpose of this table, interest expense is presented net of interest income.

(2)	Our 2017 net income includes a provisional tax benefit of $104.9 million due to the remeasurement of our deferred taxes to reflect the impact of the Tax Act.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2017	2016	2015
Revenue from operations	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	53.7	55.2	52.8
Operating supplies and expenses	11.4	10.8	11.9
General supplies and expenses	3.2	2.9	3.0
Operating taxes and licenses	3.0	3.1	3.1
Insurance and claims	1.2	1.3	1.3
Communication and utilities	0.8	0.9	0.9
Depreciation and amortization	6.2	6.3	5.6
Purchased transportation	2.5	2.5	3.9
Building and office equipment rents	0.2	0.3	0.3
Miscellaneous expenses, net	0.7	0.5	0.4
Total operating expenses	82.9	83.8	83.2
Operating income	17.1	16.2	16.8
Interest expense, net (1)	0.1	0.1	0.2
Other (income) expense, net	(0.1)	0.1	0.1
Income before income taxes	17.1	16.0	16.5
Provision for income taxes	3.3	6.1	6.2
Net income	13.8%	9.9%	10.3%

(1)	For the purpose of this table, interest expense is presented net of interest income.

Our financial results for 2017 reflect Company record increases in revenue, net income and earnings per diluted share. We believe our results were driven by the strengthening economy and a favorable pricing environment during a period of tightening industry capacity. Our consistent investments in our service center network and equipment have provided us with the capacity needed to serve our customers’ increasing freight demands and win market share. The increased freight density in our service center network and improvement in yield, combined with our continued focus on managing our variable costs, led to the 110 basis-point improvement in our operating ratio as compared to 2016. In addition to the increase in operating income, our net income also increased due in part to net tax benefits recognized in connection with the enactment of the Tax Act in December 2017. As a result, our net income and earnings per diluted share increased 56.8% and 58.1%, respectively, in 2017 as compared to 2016.

2017 Compared to 2016

Key financial and operating metrics for 2017 and 2016 are presented below:

	2017	2016	Change	% Change
Work days	253	254	(1)	(0.4)
Revenue (in thousands)	$3,358,112	$2,991,517	$366,595	12.3
Operating ratio	82.9%	83.8%
Net income (in thousands)	$463,774	$295,765	$168,009	56.8
Diluted earnings per share	$5.63	$3.56	$2.07	58.1
LTL tons (in thousands)	8,519	7,931	588	7.4
LTL shipments (in thousands)	10,736	10,148	588	5.8
LTL weight per shipment (lbs.)	1,587	1,563	24	1.5
LTL revenue per hundredweight	$19.39	$18.51	$0.88	4.8
LTL revenue per shipment	$307.66	$289.36	$18.30	6.3
LTL revenue per intercity mile	$5.46	$5.09	$0.37	7.3
LTL intercity miles (in thousands)	605,204	576,953	28,251	4.9
Average length of haul (miles)	917	928	(11)	(1.2)

Revenue

Revenue increased $366.6 million, or 12.3% as compared to 2016 due to a $364.0 million increase in LTL revenue and a $2.6 million increase in non-LTL revenue. LTL revenue was higher in 2017 due to increases in both LTL tons and yield. The 7.4% increase in LTL tons during 2017 resulted from a 5.8% increase in LTL shipments and a 1.5% increase in LTL weight per shipment as compared to 2016. We believe our tonnage growth in 2017 was driven by a stronger economic environment and market share gains resulting from increased demand for the consistent levels of premium service that we provide to our customers.

LTL revenue per hundredweight increased 4.8% to $19.39 in 2017 as compared to 2016, despite the downward pressure on this metric created by the increase in our LTL weight per shipment and the decline in our average length of haul. We believe this increase in our LTL revenue per hundredweight reflects our continued focus on yield management which benefited from a favorable pricing environment. Our LTL revenue and yield were also positively impacted by an increase in fuel surcharges in 2017 as compared to 2016. Excluding fuel surcharges, LTL revenue per hundredweight increased 2.9% in 2017 as compared to 2016.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the DOE's published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 11.1% in 2017 from 9.5% in 2016. This increase was due primarily to an increase in the average price per gallon for diesel fuel during 2017 as compared to 2016. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $150.4 million, or 9.1% in 2017 due to a $122.3 million increase in salaries and wages and a $28.1 million increase in benefit costs. The increase in the costs attributable to salaries and wages was due primarily to the 3.0% increase in the average number of full-time employees in 2017, annual wage increases provided to our employees in September 2016 and 2017 and higher performance-based compensation linked to our operating results. In addition, we paid a special bonus to all non-executive employees in December 2017 following passage of the Tax Act that totaled $9.8 million. Although our costs increased, our aggregate productive labor costs as a percent of revenue decreased to 28.3% for 2017 from 28.9% for 2016 and our other indirect salaries and wages as a percent of revenue decreased to 12.0% for 2017 from 12.2% for 2016.

Employee benefit costs increased $28.1 million or 6.7%, due primarily to an increase in our average number of full-time employees and higher wage rates, which led to higher payroll-related taxes and paid-time-off benefits. Our employee benefit costs also increased for certain retirement benefit plans directly linked to the improvement in our net income and the share price of our common stock. Our group health costs and workers' compensation expenses decreased as a percent of salaries and wages, which contributed to the overall improvement in total employee benefit costs as a percent of salaries and wages to 33.2% for 2017 from 34.2% for 2016.

Operating supplies and expenses increased $58.8 million, or 18.2% in 2017 as compared to 2016 due primarily to increased costs of diesel fuel. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in our diesel fuel costs, excluding fuel taxes, was due primarily to a 23.5% increase in our average cost per gallon of diesel fuel during 2017. In addition, our gallons consumed increased 4.3% in 2017 as compared to 2016 due primarily to a 4.5% increase in linehaul and P&D miles driven. We do not use diesel fuel hedging instruments, and our costs are therefore subject to market price fluctuations.

General supplies and expenses increased $21.1 million, or 24.4% in 2017 as compared to 2016. The increase was due primarily to an increase in our advertising and marketing costs and higher costs for technology and related support.

Depreciation and amortization increased $15.9 million, or 8.4% due primarily to the assets acquired as part of our 2016 and 2017 capital expenditure programs. These costs, however, were relatively consistent as a percent of revenue between the periods compared. We believe depreciation will continue to increase based on our 2018 capital expenditure plan. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Our effective tax rate in 2017 was 19.5% as compared to 38.1% in 2016. Our provision for income taxes in 2017 includes a $104.9 million income tax benefit resulting from the revaluation of our deferred tax liabilities in connection with the passage of the Tax Act in December 2017. In addition, our effective tax rates for 2017 and 2016 were favorably impacted by various tax credits. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items. We expect our effective tax rate to decrease for 2018 to approximately 26% - 27% as a result of the Tax Act. Our estimated tax rate could be impacted by future tax adjustments that may be necessary to comply with clarifying interpretations and guidance related to the Tax Act.

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

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2017	2016	2015
Cash and cash equivalents at beginning of year	$10,171	$11,472	$34,787
Cash flows provided by (used in):
Operating activities	536,294	565,583	553,880
Investing activities	(367,746)	(407,400)	(437,617)
Financing activities	(51,257)	(159,484)	(139,578)
Increase (decrease) in cash and cash equivalents	117,291	(1,301)	(23,315)
Cash and cash equivalents at end of year	$127,462	$10,171	$11,472

The change in our cash flows provided by operating activities during 2017 was impacted by an increase in income before income taxes of $98.2 million and an increase in depreciation and amortization of $15.9 million. These increases were more than offset by an increase in income taxes paid of $76.0 million and other fluctuations in certain working capital accounts.
The change in our cash flows provided by operating activities during 2016 was impacted by an increase in depreciation and amortization of $24.5 million as compared to 2015. This increase was partially offset by an $8.9 million decrease in net income as well as other fluctuations in certain working capital accounts.
The changes in cash flows used in investing activities for all periods were due to the timing of equipment purchases under our capital expenditure plans. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”
The changes in cash flows used in financing activities for all periods were due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt, which includes our senior unsecured revolving line of credit. Our financing arrangements are more fully described below under "Financing Agreements." Our return of capital to shareholders is more fully described below under "Stock Repurchase Program" and "Dividends to Shareholders," respectively.
We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Land and structures	$179,150	$161,646	$153,460
Tractors	123,152	114,166	128,911
Trailers	37,424	94,040	114,209
Technology	19,329	18,428	32,044
Other equipment and assets	23,070	29,661	36,987
Less: Proceeds from sales	(12,240)	(10,541)	(24,442)
Total	$369,885	$407,400	$441,169

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

We currently estimate capital expenditures will be approximately $510 million for the year ending December 31, 2018. Approximately $200 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $265 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

During the years ended December 31, 2017, 2016 and 2015, we repurchased 91,921, 2,062,841 and 1,682,419 shares of our common stock under our repurchase programs for an aggregate of $8.0 million, $130.3 million and $114.1 million, respectively. As of December 31, 2017, we had $192.0 million remaining authorized under the 2016 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a quarterly cash dividend of $0.10 per share in each quarter of fiscal year 2017. We did not declare or pay any dividends on our common stock during fiscal years 2016 or 2015.

On February 8, 2018, we announced that our Board of Directors had declared a cash dividend of $0.13 per share of our common stock. The dividend is payable on March 20, 2018 to shareholders of record at the close of business on March 6, 2018. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration of any future dividend is subject to approval by our Board of Directors and is restricted by applicable state law limitations on distributions to shareholders, as well as certain covenants under our revolving credit facility. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations and, if needed, borrowings under our revolving credit facility.

Financing Agreements

We had one unsecured senior note agreement with an amount outstanding of $95.0 million at each of December 31, 2017 and 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of December 31, 2017 and 2016. The Company made the required $50.0 million principal payment on January 3, 2018.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.0% to 1.50%; or (ii) a Base Rate plus an applicable margin

(based on our ratio of net debt-to-total capitalization) that ranges from 0.0% to 0.5%. Loans under the Sweep Program bear interest at LIBOR plus applicable margin rate. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.125% to 0.2% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.0% and commitment fees were 0.125%.

The amounts outstanding and remaining borrowing capacity under our revolving credit facilities are presented below:

	December 31,
(In thousands)	2017	2016
Facility limit	$300,000	$300,000
Line of credit borrowings	—	(9,975)
Outstanding letters of credit	(71,368)	(74,611)
Available borrowing capacity	$228,632	$215,414

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates related to our debt instruments is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our senior note agreement and Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements. The Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2017.

A significant decrease in demand for our services could limit our ability to generate cash flow and could also affect our profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2017, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2017:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Senior Notes	$101,501	$52,172	$4,311	$45,018	$—
Operating lease obligations	65,766	12,609	18,169	9,626	25,362
Purchase obligations	75,064	70,369	3,725	970	—
Total	$242,331	$135,150	$26,205	$55,614	$25,362

(1)
Contractual obligations include principal and interest on our senior notes; borrowings under our Credit Agreement; operating leases consisting primarily of real estate leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2018 and information technology agreements. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

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

Insurers providing excess coverage above a company's SIR or deductible levels typically adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our SIR and deductible levels to determine the most cost-efficient balance between our exposure and excess coverage.

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

Estimated economic lives for structures are 7 to 30 years, revenue equipment is 4 to 15 years, other equipment is 2 to 20 years, and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets.

Inflation

Most of our expenses are affected by inflation, which typically results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we generally include a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of diesel fuel above a base price and fluctuates as diesel fuel prices change from the base, which is generally indexed to the DOE’s published fuel prices that reset each week. Volatility in the price of diesel fuel, independent of inflation, has impacted our business, as described in this report. However, we do not believe inflation has had a material effect on our results of operations for any of the past three years.

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2017. Our employment agreements with Earl E. Congdon and David S. Congdon are incorporated by reference as exhibits to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

From time to time, we have utilized the services of Old Dominion Truck Leasing, Inc. (“Leasing”), leased property to Leasing, and collaborated with Leasing for the purchase of certain equipment and fuel. Leasing, which historically had been primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services, was acquired by Penske Truck Leasing during the third quarter of 2017 (the “Penske Acquisition”). Prior to the Penske Acquisition, John R. Congdon, Jr. served as Leasing’s Chairman of the Board and CEO, and Earl E. Congdon and David S. Congdon each served on Leasing’s board of directors.

Our business relationships with Leasing, as well as the positions held at Leasing by John R. Congdon, Jr., Earl E. Congdon and David S. Congdon, ceased in the third quarter of 2017 in connection with the Penske Acquisition. Prior to the Penske Acquisition, we purchased $110,000, $254,000 and $313,000 of maintenance and other services from Leasing in 2017, 2016 and 2015, respectively. In addition, we received $6,000, $12,000 and $12,000 from Leasing for the rental of property in 2017, 2016 and 2015, respectively.

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

We are exposed to market risk for equity investments relating to Company-owned life insurance contracts on certain employees. At December 31, 2017, the cash value for variable life insurance contracts was $50.9 million of the $53.1 million of aggregate cash values for all life insurance contracts included on our Balance Sheets. Variable life insurance contracts expose us to fluctuations in equity markets; however, we utilize a third-party to manage these assets and minimize that exposure. A 10% change in market value in those investments would have had a $5.1 million impact on our pre-tax income in 2017.

We are exposed to market risk for awards previously granted under our employee and director phantom stock plans. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the price of our common stock. At December 31, 2017, the total liability for unsettled awards granted under these phantom stock plans totaled $56.6 million. A 10% change in the price of our common stock at December 31, 2017 would have had a $5.7 million impact on our operating income in 2017 with respect to these plans.

We are also exposed to commodity price risk related to diesel fuel prices, and we manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

For further discussion related to these risks, see Notes 2 and 8 of the Notes to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.
BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$127,462	$10,171
Customer receivables, less allowances of $9,465 and $8,346, respectively	394,169	320,087
Other receivables	21,612	14,402
Prepaid expenses and other current assets	41,410	37,962
Total current assets	584,653	382,622
Property and equipment:
Revenue equipment	1,591,036	1,496,697
Land and structures	1,548,079	1,377,106
Other fixed assets	432,146	402,482
Leasehold improvements	8,668	8,699
Total property and equipment	3,579,929	3,284,984
Less: Accumulated depreciation	(1,175,470)	(1,043,582)
Net property and equipment	2,404,459	2,241,402
Goodwill	19,463	19,463
Other assets	59,849	52,760
Total assets	$3,068,424	$2,696,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,729	$89,216
Compensation and benefits	152,566	129,170
Claims and insurance accruals	49,949	47,417
Other accrued liabilities	24,805	22,833
Current maturities of long-term debt	50,000	—
Total current liabilities	351,049	288,636
Long-term debt	45,000	104,975
Other non-current liabilities	205,561	178,879
Deferred income taxes	189,960	272,599
Total long-term liabilities	440,521	556,453
Total liabilities	791,570	845,089
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,375,945 and 82,416,657 shares outstanding at December 31, 2017 and 2016, respectively	8,238	8,242
Capital in excess of par value	138,359	135,466
Retained earnings	2,130,257	1,707,450
Total shareholders’ equity	2,276,854	1,851,158
Total liabilities and shareholders’ equity	$3,068,424	$2,696,247

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Revenue from operations	$3,358,112	$2,991,517	$2,972,442

Operating expenses:
Salaries, wages and benefits	1,802,440	1,652,055	1,569,791
Operating supplies and expenses	381,798	322,997	353,889
General supplies and expenses	107,733	86,626	89,308
Operating taxes and licenses	99,778	92,426	93,292
Insurance and claims	41,718	37,861	37,368
Communications and utilities	27,754	27,904	26,913
Depreciation and amortization	205,763	189,867	165,343
Purchased transportation	84,747	74,051	116,300
Building and office equipment rents	7,984	7,920	9,620
Miscellaneous expenses, net	22,511	15,975	12,378
Total operating expenses	2,782,226	2,507,682	2,474,202

Operating income	575,886	483,835	498,240

Non-operating expense (income):
Interest expense	2,154	4,332	5,210
Interest income	(740)	(58)	(209)
Other (income) expense, net	(1,360)	1,974	3,222
Total non-operating expense	54	6,248	8,223

Income before income taxes	575,832	477,587	490,017
Provision for income taxes	112,058	181,822	185,327
Net income	$463,774	$295,765	$304,690

Earnings per share:
Basic	$5.63	$3.56	$3.57
Diluted	$5.63	$3.56	$3.57

Weighted average shares outstanding:
Basic	82,308,417	83,112,012	85,378,480
Diluted	82,407,068	83,153,659	85,378,480

Dividends declared per share	$0.40	—	—

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2014	86,094	$8,609	$134,401	$1,351,054	$1,494,064
Net income	—	—	—	304,690	304,690
Share repurchases	(1,682)	(168)	—	(113,949)	(114,117)
Balance as of December 31, 2015	84,412	$8,441	$134,401	$1,541,795	$1,684,637
Net income	—	—	—	295,765	295,765
Share repurchases	(2,063)	(206)	—	(130,110)	(130,316)
Share-based compensation and restricted share issuances, net of taxes	68	7	1,065	—	1,072
Balance as of December 31, 2016	82,417	$8,242	$135,466	$1,707,450	$1,851,158
Net Income	—	—	—	463,774	463,774
Share repurchases	(92)	(9)	—	(8,004)	(8,013)
Cash dividends declared	—	—	—	(32,963)	(32,963)
Share-based compensation and restricted share issuances, net of taxes	51	5	2,893	—	2,898
Balance as of December 31, 2017	$82,376	$8,238	$138,359	$2,130,257	$2,276,854

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$463,774	$295,765	$304,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,763	189,867	165,343
Loss (gain) on sale of property and equipment	1,274	168	(3,592)
Deferred income taxes	(82,639)	34,808	43,642
Share-based compensation	3,242	1,410	—
Changes in assets and liabilities:
Customer and other receivables, net	(76,353)	(11,176)	(8,672)
Prepaid expenses and other assets	(12,885)	(21,227)	(6,097)
Accounts payable	(15,487)	22,442	21,460
Compensation, benefits and other accrued liabilities	25,330	4,965	14,699
Claims and insurance accruals	1,843	6,548	11,549
Income taxes, net	(4,939)	21,184	11,511
Other liabilities	27,371	20,829	(653)
Net cash provided by operating activities	536,294	565,583	553,880

Cash flows from investing activities:
Purchase of property and equipment	(382,125)	(417,941)	(462,059)
Proceeds from sale of property and equipment	12,240	10,541	24,442
Other investing activities, net	2,139	—	—
Net cash used in investing activities	(367,746)	(407,400)	(437,617)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(26,488)	(37,778)
Net (payments) proceeds on revolving line of credit	(9,975)	(2,342)	12,317
Dividends paid	(32,925)	—	—
Payments for share repurchases	(8,013)	(130,316)	(114,117)
Other financing activities, net	(344)	(338)	—
Net cash used in financing activities	(51,257)	(159,484)	(139,578)

Increase (decrease) in cash and cash equivalents	117,291	(1,301)	(23,315)
Cash and cash equivalents at beginning of year	10,171	11,472	34,787
Cash and cash equivalents at end of year	$127,462	$10,171	$11,472

Income taxes paid	$199,404	$123,395	$130,058
Interest paid	$5,442	$6,417	$8,414
Capitalized interest	$3,309	$2,262	$2,526

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

We have one operating segment and no single customer exceeds 5% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
LTL services	$3,303,611	$2,939,572	$2,893,683
Other services	54,501	51,945	78,759
Total revenue	$3,358,112	$2,991,517	$2,972,442

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Depreciation expense, which includes the amortization of capital leases, was $205.6 million, $189.6 million and $164.8 million for 2017, 2016 and 2015, respectively.

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

We performed the qualitative assessment of goodwill on our annual measurement date of October 1, 2017 and determined that it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Claims and Insurance Accruals

As of December 31, 2017, we maintained a self-insured retention ("SIR") of $2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, plus a one-time, $2.5 million aggregate corridor deductible applicable per annual policy period to any claim that exceeds $5.0 million and occurs after March 30, 2016; a deductible of $100,000 per occurrence for cargo loss and damage; and a deductible of $1.0 million per occurrence for workers' compensation claims. We also had a SIR of $1.0 million per covered person paid during 2017 for group health claims.

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

Our liability for claims and insurance totaled $127.6 million and $125.8 million at December 31, 2017 and 2016, respectively. The long-term portions of those reserves were $77.7 million and $78.4 million for 2017 and 2016, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock and restricted stock which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share based compensation expense is presented in "Salaries, wages and benefits" for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense (benefit) recognized for all share-based compensation awards was $22.7 million, $16.2 million and ($2.5) million during 2017, 2016,and 2015, respectively. The total tax (benefit) expense recognized related to these awards was ($9.0) million, ($6.3) million and $1.0 million during 2017, 2016, and 2015.

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

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $27.3 million, $20.5 million and $22.9 million for 2017, 2016 and 2015, respectively.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our revolving credit facility approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The carrying value of our total long-term debt, including current maturities, was $95.0 million and $105.0 million at December 31, 2017 and 2016, respectively. The estimated fair value of our total long-term debt, including current maturities, was $97.1 million and $108.3 million at December 31, 2017 and 2016, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Stock Repurchase Program

During the second quarter of 2016, we completed our stock repurchase program to repurchase up to an aggregate of $200.0 million of our outstanding common stock, previously announced on November 10, 2014. On May 23, 2016, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of December 31, 2017, we had $192.0 million remaining authorized under the 2016 Repurchase Program.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Supplemental Disclosure of Noncash Investing and Financing Activities

Investing and financing activities that are not reported in the Statements of Cash Flows due to their non-cash nature are summarized below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Acquisition of property and equipment by capital lease	$—	$—	$3,552
Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" (Topic 230) to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is intended to reduce diversity in practice in the classification of certain transactions on the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and early adoption is permitted. We early adopted the provisions of ASU 2016-15 as of January 1, 2017. The adoption resulted in proceeds from Company-owned life insurance policies being classified as cash flows from investing activities, rather than cash flows from operating activities on our Statements of Cash Flows. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other" (Topic 350). This ASU is intended to simplify the subsequent measurement of goodwill and reduces the complexity of evaluating goodwill for impairment. Under this ASU, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted the provisions of ASU 2017-04 in 2017. The adoption did not have an impact on our financial position, results of operations or cash flows.

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

We completed our evaluation of the impact of ASU 2014-09 on our financial reporting and disclosures, including but not limited to our accounting policies, internal controls and processes. We will adopt ASU 2014-09 using the modified retrospective

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

application effective January 1, 2018. Based on our assessment, upon adoption, ASU 2014-09 will not have a material impact on our financial position, results of operations or cash flows.

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

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2017	2016
Senior notes	$95,000	$95,000
Revolving credit facility	—	9,975
Total long-term debt	95,000	104,975
Less: Current maturities	(50,000)	—
Total maturities due after one year	$45,000	$104,975

We had one unsecured senior note agreement with an amount outstanding of $95.0 million at each of December 31, 2017 and 2016. Our unsecured senior note agreement calls for two scheduled principal payments of $50.0 million and $45.0 million on January 3, 2018 and January 3, 2021, respectively. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.37% at each of December 31, 2017 and 2016.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.0% to 1.50%; or (ii) a Base Rate plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 0.0% to 0.5%. Loans under the Sweep Program bear interest at LIBOR plus applicable margin rate. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.125% to 0.2% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement. Wells Fargo, as administrative agent, also receives an annual fee for providing administrative services.

For each of the years ended December 31, 2017 and 2016, the applicable margin on LIBOR loans was 1.0% and commitment fees were 0.125% under the Credit Agreement. There were $71.4 million and $74.6 million of outstanding letters of credit at December 31, 2017 and 2016, respectively. Letter of credit fees remained at 1.0% during each of the years ended December 31, 2017 and 2016.

The Credit Agreement includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the Credit Agreement are ongoing (or would be caused by such restricted payment). Our senior note agreement and Credit Agreement contain customary

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements.

As of December 31, 2017, aggregate maturities of long-term debt are as follows:

(In thousands)	Total
2018	$50,000
2019	—
2020	—
2021	45,000
Thereafter	—
$95,000

Note 3. Leases

We lease certain assets under operating leases, which primarily consist of real estate leases for 34 of our 228 service center locations at December 31, 2017. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

Future minimum annual lease payments for assets under operating leases as of December 31, 2017 are as follows:

(In thousands)	Total
2018	$12,609
2019	10,262
2020	7,907
2021	5,610
2022	4,016
Thereafter	25,362
$65,766

Aggregate expense under operating leases was $14.1 million, $13.8 million and $15.2 million for 2017, 2016 and 2015, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. We did not have any assets under capital leases at each of December 31, 2017 and 2016.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 4. Income Taxes

The Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% and makes several other changes to long-held tax rules. We have not completed our accounting for the tax effects of the Tax Act; however, we have made a reasonable estimate of the effects of the Tax Act on our deferred tax balances and have remeasured them based upon the rates at which they are expected to reverse in the future. We have recognized a provisional income tax benefit of $104.9 million in our provision for income taxes in the current year ended December 31, 2017. We will continue to refine our estimates related to the Tax Act as clarifying guidance and interpretations are issued and our 2017 tax returns are completed.

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$169,053	$126,903	$120,437
State	25,644	20,111	21,248
	194,697	147,014	141,685
Deferred:
Federal	(81,551)	29,354	38,549
State	(1,088)	5,454	5,093
	(82,639)	34,808	43,642
Total provision for income taxes	$112,058	$181,822	$185,327

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2017, 2016 and 2015:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Tax provision at statutory rate	$201,541	$167,156	$171,506
State income taxes, net of federal benefit	20,277	16,711	17,097
Revaluation of deferred taxes in connection with the Tax Act	(104,864)	—	—
Other, net	(4,896)	(2,045)	(3,276)
Total provision for income taxes	$112,058	$181,822	$185,327

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities, which are included in "Other assets" and "Deferred income taxes" on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Claims and insurance reserves	$29,008	$43,409
Accrued vacation	17,832	24,227
Deferred compensation	29,220	40,742
Other	15,157	11,593
Total deferred tax assets	91,217	119,971

Deferred tax liabilities:
Depreciation and amortization	(266,730)	(376,034)
Unrecognized revenue	(10,007)	(11,465)
Other	(1,703)	(2,334)
Total deferred tax liabilities	(278,440)	(389,833)
Net deferred tax liability	$(187,223)	$(269,862)

As of December 31, 2017, the Company had various state tax credit carryforwards of approximately $4.2 million that are scheduled to expire in one to 14 years.

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2012 through 2017. We also remain open to examination by various state tax jurisdictions for tax years 2012 through 2017.

The Company's liability for unrecognized tax benefits was immaterial as of December 31, 2017 and 2016. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our "Provision for income taxes" on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2017. Our employment agreements with Earl E. Congdon and David S. Congdon are incorporated by reference as exhibits to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

From time to time, we have utilized the services of Old Dominion Truck Leasing, Inc. (“Leasing”), leased property to Leasing, and collaborated with Leasing for the purchase of certain equipment and fuel. Leasing, which historically had been primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services, was acquired by Penske Truck Leasing during the third quarter of 2017 (the “Penske Acquisition”). Prior to the Penske Acquisition, John R. Congdon, Jr. served as Leasing’s Chairman of the Board and CEO, and Earl E. Congdon and David S. Congdon each served on Leasing’s board of directors.

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Our business relationships with Leasing, as well as the positions held at Leasing by John R. Congdon, Jr., Earl E. Congdon and David S. Congdon, ceased in the third quarter of 2017 in connection with the Penske Acquisition. Prior to the Penske Acquisition, we purchased $110,000, $254,000 and $313,000 of maintenance and other services from Leasing in 2017, 2016 and 2015, respectively. In addition, we received $6,000, $12,000 and $12,000 from Leasing for the rental of property in 2017, 2016 and 2015, respectively.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2017, 2016 and 2015 were $35.9 million, $28.9 million and $30.3 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $61.5 million and $53.8 million at December 31, 2017 and 2016, respectively, of which $59.5 million and $51.0 million were included in "Other non-current liabilities" on our Balance Sheets as of December 31, 2017 and 2016, respectively.

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

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Weighted average shares outstanding - basic	82,308,417	83,112,012	85,378,480
Dilutive effect of share-based awards	98,651	41,647	—
Weighted average shares outstanding - diluted	82,407,068	83,153,659	85,378,480

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

During 2017 and 2016, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment or service. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

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

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested At January 1, 2017	72,695	$63.94
Granted	59,314	$90.16
Vested	(30,653)	63.94
Forfeited	(4,258)	72.66
Unvested at December 31, 2017	97,098	$79.58

The weighted average grant date fair value per restricted stock award granted during fiscal years 2017 and 2016 was $90.16 and $63.94, respectively. We did not grant any restricted stock awards during fiscal year 2015. The total fair value of vested restricted stock awards for fiscal year 2017 was $2.7 million. No restricted stock awards vested during fiscal years 2016 and 2015. At December 31, 2017, the Company had $4.6 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that will be recognized over a weighted average period of 1.8 years.

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

A summary of cash payments for settled shares and compensation costs recognized in “Salaries, wages and benefits” on our Statements of Operations for the Employee Phantom Plans is provided below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash payments for settled shares	$3,066	$2,442	$1,682
Compensation expense (benefit)	16,910	12,694	(1,612)

Unrecognized compensation cost for all unvested shares under the Employee Phantom Plans as of December 31, 2017 was $12.7 million based on the fair market value of the award on that date.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011, February 20, 2014, August 7, 2014 and February 25, 2016 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each eligible non-employee director was granted an annual award of phantom shares. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and authorized the subsequent annual grants to be made thereafter. For each vested phantom share, participants are entitled to an amount in cash equal to the fair market value of the award on the date that service as a director terminates for any reason. Our shareholders approved the Stock Incentive Plan at our 2016 Annual Meeting of Shareholders; therefore, no phantom shares were granted under the Director Phantom Stock Plan in 2016 or 2017.

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

A summary of cash payments for settled shares and compensation costs recognized in “Miscellaneous expenses, net” on our Statements of Operations for the Director Phantom Stock Plan is provided below:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash payments for settled shares	$474	$278	$—
Compensation expense (benefit)	2,588	2,098	(916)

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2017 for the Phantom Plans is provided below. Of these awards, 360,481 and 333,570 phantom shares were vested at December 31, 2017 and 2016, respectively.

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2016	517,693	68,162	585,855
Granted	—	—	—
Settled	(21,506)	—	(21,506)
Forfeited	(4,722)	—	(4,722)
Balance of shares outstanding at December 31, 2017	491,465	68,162	559,627

The liability for unsettled phantom stock awards under the Phantom Plans consists of the following:

	December 31,
(In thousands)	2017	2016
Employee Phantom Plans	$48,148	$33,116
Director Phantom Stock Plan	8,436	5,848
Total	$56,584	$38,964

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

OLD DOMINION FREIGHT LINE, INC.
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2017 and 2016 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2017
Revenue	$754,096	$839,912	$872,987	$891,117	$3,358,112
Operating income	108,122	160,432	163,875	143,457	575,886
Net income (1)	65,792	98,418	102,314	197,250	463,774
Earnings per share:
Basic	0.80	1.20	1.24	2.40	5.63
Diluted	0.80	1.19	1.24	2.39	5.63
Cash dividends declared	0.10	0.10	0.10	0.10	0.40

2016
Revenue	$707,733	$755,435	$782,611	$745,738	$2,991,517
Operating income	99,548	133,436	137,404	113,447	483,835
Net income	60,285	81,388	85,581	68,511	295,765
Earnings per share:
Basic	0.72	0.98	1.03	0.83	3.56
Diluted	0.72	0.98	1.03	0.83	3.56
Cash dividends declared	—	—	—	—	—

(1)	During the fourth quarter of 2017, we recorded a provisional tax benefit of $104.9 million due to the remeasurement of our deferred taxes to reflect the impact of the Tax Act.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.
Raleigh, North Carolina
February 27, 2018

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 27, 2018, which is included herein.

c)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2017 and 2016, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Raleigh, North Carolina
February 27, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2018 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2018 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2018 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2018 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2018 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.
The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2017 and December 31, 2016

Statements of Operations – Years ended December 31, 2017, December 31, 2016 and December 31, 2015

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2017, December 31, 2016 and December 31, 2015

Statements of Cash Flows – Years ended December 31, 2017, December 31, 2016 and December 31, 2015

Notes to the Financial Statements

(a)(2)	Financial Statement Schedules.
The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II
Old Dominion Freight Line, Inc.
Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts(1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions(2)	Balance at End of Period
2015	$5,564	$1,511	$2,622	$4,453
2016	$4,453	$1,427	$2,797	$3,083
2017	$3,083	$2,555	$2,150	$3,488

(1)
This table does not include any allowances for revenue adjustments that result from billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments that are recorded in our revenue from operations.

(2)	Uncollectible accounts written off, net of recoveries.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions thereto or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits Filed.
The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

(b)	Exhibits.
See the Exhibit Index immediately preceding the signatures to this Annual Report on Form 10-K.

(c)	Separate Financial Statements and Schedules.
None.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX
TO ANNUAL REPORT ON FORM 10-K
OLD DOMINION FREIGHT LINE, INC.
FOR YEAR ENDED DECEMBER 31, 2017

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

Exhibit No.	Description

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

10.18.11*	Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2018 Annual Meeting of Shareholders

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

Exhibit No.	Description

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

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2017 and 2016, (ii) the Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) the Notes to the Financial Statements

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 27, 2018	By:	/s/ DAVID S. CONGDON
David S. Congdon
Vice Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Executive Chairman of the Board of Directors	February 27, 2018
Earl E. Congdon

/s/ DAVID S. CONGDON	Vice Chairman of the Board of Directors	February 27, 2018
David S. Congdon	and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN R. CONGDON, JR.	Director	February 27, 2018
John R. Congdon, Jr.

/s/ ROBERT G. CULP, III	Director	February 27, 2018
Robert G. Culp, III

/s/ BRADLEY R. GABOSCH	Director	February 27, 2018
Bradley R. Gabosch

/s/ PATRICK D. HANLEY	Director	February 27, 2018
Patrick D. Hanley

/s/ JOHN D. KASARDA	Director	February 27, 2018
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 27, 2018
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 27, 2018
D. Michael Wray

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 27, 2018
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ KIMBERLY S. MAREADY	Vice President - Accounting and Finance	February 27, 2018
Kimberly S. Maready	(Principal Accounting Officer)