Form 10-Q
period 2018-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2018-05-07
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2018 there were 82,199,387 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	March 31,
	2018	December 31,
(In thousands, except share and per share data)	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$159,937	$127,462
Customer receivables, less allowances of $9,743 and $9,465, respectively	412,932	394,169
Other receivables	5,542	21,612
Prepaid expenses and other current assets	37,039	41,410
Total current assets	615,450	584,653

Property and equipment:
Revenue equipment	1,634,854	1,591,036
Land and structures	1,588,132	1,548,079
Other fixed assets	441,957	432,146
Leasehold improvements	8,705	8,668
Total property and equipment	3,673,648	3,579,929
Accumulated depreciation	(1,222,814)	(1,175,470)
Net property and equipment	2,450,834	2,404,459

Goodwill	19,463	19,463
Other assets	58,257	59,849
Total assets	$3,144,004	$3,068,424

Note: The Condensed Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	March 31,
	2018	December 31,
(In thousands, except share and per share data)	(Unaudited)	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,498	$73,729
Compensation and benefits	157,818	152,566
Claims and insurance accruals	51,792	49,949
Other accrued liabilities	25,872	24,805
Income taxes payable	31,305	—
Current maturities of long-term debt	—	50,000
Total current liabilities	345,285	351,049

Long-term liabilities:
Long-term debt	45,000	45,000
Other non-current liabilities	215,614	205,561
Deferred income taxes	179,354	189,960
Total long-term liabilities	439,968	440,521
Total liabilities	785,253	791,570

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,284,180 and 82,375,945 shares outstanding at March 31, 2018 and December 31, 2017, respectively	8,229	8,238
Capital in excess of par value	138,921	138,359
Retained earnings	2,211,601	2,130,257
Total shareholders’ equity	2,358,751	2,276,854
Total liabilities and shareholders’ equity	$3,144,004	$3,068,424

Note: The Condensed Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2018	2017
Revenue from operations	$925,020	$754,096

Operating expenses:
Salaries, wages and benefits	501,311	416,504
Operating supplies and expenses	114,061	90,987
General supplies and expenses	29,976	22,872
Operating taxes and licenses	26,788	24,022
Insurance and claims	11,099	8,790
Communications and utilities	7,046	7,433
Depreciation and amortization	53,481	50,287
Purchased transportation	21,740	17,997
Building and office equipment rents	1,875	2,114
Miscellaneous expenses, net	8,303	4,968
Total operating expenses	775,680	645,974

Operating income	149,340	108,122

Non-operating expense (income):
Interest expense	11	595
Interest income	(456)	(35)
Other expense, net	2,299	409
Total non-operating expense	1,854	969

Income before income taxes	147,486	107,153

Provision for income taxes	38,153	41,361

Net income	$109,333	$65,792

Earnings per share:
Basic	$1.33	$0.80
Diluted	$1.33	$0.80

Weighted average shares outstanding:
Basic	82,253,470	82,349,024
Diluted	82,356,048	82,444,458

Dividends declared per share	$0.13	$0.10

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$109,333	$65,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,481	50,287
Loss on sale of property and equipment	364	77
Share-based compensation	1,132	710
Other operating activities, net	46,937	(6,057)
Net cash provided by operating activities	211,247	110,809

Cash flows from investing activities:
Purchase of property and equipment	(100,558)	(56,997)
Proceeds from sale of property and equipment	347	1,828
Net cash used in investing activities	(100,211)	(55,169)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(50,000)	—
Net payments on revolving line of credit	—	(9,975)
Payments for share repurchases	(17,299)	(50)
Dividends paid	(10,695)	(8,235)
Other financing activities, net	(567)	—
Net cash used in financing activities	(78,561)	(18,260)

Increase in cash and cash equivalents	32,475	37,380
Cash and cash equivalents at beginning of period	127,462	10,171
Cash and cash equivalents at end of period	$159,937	$47,551

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

	Three Months Ended
	March 31,
(In thousands)	2018	2017
LTL services	$911,054	$740,186
Other services	13,966	13,910
Total revenue from operations	$925,020	$754,096

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2018.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2017, other than those disclosed in this Form 10-Q.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, was $45.0 million and $95.0 million at March 31, 2018 and December 31, 2017, respectively. The estimated fair value of our total long-term debt, including current maturities, was $46.4 million and $97.1 million at March 31, 2018 and December 31, 2017, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

On May 23, 2016, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our 2016 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

During the three months ended March 31, 2018, we repurchased 121,987 shares of our common stock for $17.3 million under our 2016 Repurchase Program. As of March 31, 2018, we had $174.7 million remaining authorized under the 2016 Repurchase Program.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in Accounting Standards Codification Topic 605-Revenue Recognition. The guidance provides a five-step analysis to determine when and how revenue is recognized and further enhances disclosure requirements. Transition methods under ASU 2014-09 must be through (i) retrospective application to each prior reporting period presented, or (ii) modified retrospective application with a cumulative effect adjustment at the date of initial application.

Our revenue is generated from providing transportation and related services to customers in accordance with the bill of lading ("BOL") contract, our general tariff provisions and contractual agreements. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with ASU 2014-09. With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. Payment terms vary by customer and are short-term in nature.

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective application. The adoption of this standard did not have a material impact on how we recognize revenue or to our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are continuing to evaluate the impact of adoption but expect the ASU to have a material impact on our Condensed Balance Sheet as a result of the requirement to recognize right-of-use assets and lease liabilities.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Note 2. Earnings Per Share

Basic earnings per share is computed by dividing net income by the daily weighted average number of shares of our common stock outstanding for the period, excluding unvested restricted stock. Unvested restricted stock is included in common shares outstanding on our Condensed Balance Sheets. Diluted earnings per share is computed using the treasury stock method and includes the impact of shares of unvested restricted stock.

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2018	2017
Weighted average shares outstanding - basic	82,253,470	82,349,024
Dilutive effect of share-based awards	102,578	95,434
Weighted average shares outstanding - diluted	82,356,048	82,444,458

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Senior notes	$45,000	$95,000
Revolving credit facility	—	—
Total long-term debt	45,000	95,000
Less: Current maturities	—	(50,000)
Total maturities due after one year	$45,000	$45,000

We had one unsecured senior note agreement with an amount outstanding of $45.0 million and $95.0 million at March 31, 2018 and December 31, 2017, respectively. Our unsecured senior note agreement calls for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018, and a scheduled principal payment of $45.0 million, which is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at March 31, 2018 and December 31, 2017, respectively.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.0% and commitment fees were 0.125%. There were $68.2 million and $71.4 million of outstanding letters of credit at March 31, 2018 and December 31, 2017, respectively.

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

Note 5. Income Taxes

On December 22, 2017, the U.S. government enacted tax reform legislation as part of the Tax Cuts and Jobs Act (the "Act") that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows the recognition of provisional amounts when reasonable estimates can be made or the continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year from the date of enactment for companies to finalize the accounting for the effects of this new legislation. Although no changes were made to provisional amounts during the three months ended March 31, 2018, we will continue to refine our estimates related to the new legislation as clarifying guidance and interpretations are issued and our 2017 tax returns are completed.

The Company’s effective tax rate decreased to 25.9% for the first quarter of 2018 from 38.6% for the same quarter last year. The decrease in the tax rate was primarily due to the tax reform legislation discussed above. The Company’s effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, P&D stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle. We are committed to a disciplined yield management process that focuses on individual account profitability. We believe yield management and improvements in efficiency are key components in our ability to produce profitable growth.

Our primary cost elements are direct salaries, wages and benefits associated with the movement of freight, operating supplies and expenses, which include diesel fuel, and depreciation of our equipment fleet and service center facilities. We gauge our overall success in managing costs by monitoring our operating ratio, a measure of profitability calculated by dividing total operating expenses by revenue, which also allows for industry-wide comparisons with our competition.

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2018	2017
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	54.2	55.2
Operating supplies and expenses	12.3	12.1
General supplies and expenses	3.2	3.0
Operating taxes and licenses	2.9	3.2
Insurance and claims	1.2	1.2
Communications and utilities	0.8	1.0
Depreciation and amortization	5.8	6.7
Purchased transportation	2.4	2.4
Building and office equipment rents	0.2	0.3
Miscellaneous expenses, net	0.9	0.6
Total operating expenses	83.9	85.7

Operating income	16.1	14.3

Interest (income) expense, net	(0.0)	0.1
Other expense, net	0.2	0.0

Income before income taxes	15.9	14.2

Provision for income taxes	4.1	5.5

Net income	11.8%	8.7%

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2018 and 2017 are presented below:

	Three Months Ended
	March 31,
	2018	2017	% Change
Work days	64	64	—%
Revenue (in thousands)	$925,020	$754,096	22.7%
Operating ratio	83.9%	85.7%
Net income (in thousands)	$109,333	$65,792	66.2%
Diluted earnings per share	$1.33	$0.80	66.3%
LTL tons (in thousands)	2,274	1,970	15.4%
LTL shipments (in thousands)	2,788	2,523	10.5%
LTL weight per shipment (lbs.)	1,631	1,561	4.5%
LTL revenue per hundredweight	$20.16	$19.03	5.9%
LTL revenue per shipment	$328.78	$297.11	10.7%
Average length of haul (miles)	914	920	(0.7)%

Our financial results for the first quarter of 2018 reflect new Company records for revenue and net income. Revenue increased 22.7% in the first quarter of 2018 compared to the same period last year, which was the fourth consecutive quarter with a double-digit percentage increase. The increase in revenue was driven by increased LTL tonnage and yield. The increased density across our network and improvements in our yield led to a 180 basis point improvement in our operating ratio for the first quarter of 2018 compared to the same quarter last year. These factors, combined with the substantial reduction in our income tax rate primarily due to the Tax Cuts and Jobs Act (the "Act"), drove an increase of over 66% in net income and earnings per diluted share for the first quarter of 2018 as compared to the same quarter last year.

Revenue

Revenue increased $170.9 million, or 22.7%, in the first quarter of 2018 compared to the first quarter of 2017, due primarily to increases in LTL tons and LTL revenue per hundredweight. The increase in LTL tons during the first quarter of 2018 was due to higher LTL shipments and LTL weight per shipment as compared to the same quarter last year. We believe these increases were driven by the continued strength of the U.S. domestic economy and growth in our market share resulting from increased demand for the consistent levels of superior service that we provide to our customers.

LTL revenue per hundredweight increased 5.9% to $20.16 in the first quarter of 2018 as compared to the same quarter last year, despite the downward pressure on this metric created by the increase in our LTL weight per shipment and the decline in our average length of haul. We believe the increase in our revenue per hundredweight reflects our consistent yield management process and a favorable pricing environment that has resulted from general capacity constraints in the transportation industry. Excluding fuel surcharges, LTL revenue per hundredweight increased 3.7% in the first quarter of 2018 as compared to the same quarter last year.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U.S. Department of Energy ("DOE") published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 12.8% in the first quarter of 2018 from 10.9% in the same quarter last year. This increase was due primarily to an increase in the average price per gallon for diesel fuel for those comparative quarters. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Second Quarter 2018 Update

LTL tons per day increased 15.8% in April 2018, due primarily to a 12.1% increase in LTL shipments per day and a 3.3% increase in LTL weight per shipment as compared to April 2017. For April 2018, LTL revenue per hundredweight increased approximately 6.4% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $84.8 million, or 20.4%, for the first quarter of 2018, due to a $58.2 million increase in the costs attributable to salaries and wages and a $26.6 million increase in benefit costs. The increase in salaries and wages, excluding benefits, was due to the 11.9% increase in the average number of full-time employees over the prior-year quarter, which was the result of our shipment growth. Our employees’ wages also increased as a result of an annual wage increase provided to our employees in September 2017 and higher performance-based compensation. Productive labor costs improved as a percent of revenue to 27.8% in the first quarter of 2018 from 28.7% of revenue for the same quarter last year. This improvement occurred despite productivity declines in our P&D and platform operations, which were due to our increased headcount and associated employee training costs.

The $26.6 million increase in employee benefit costs for the first quarter of 2018 as compared to the same quarter last year was due to the increase in our average number of full-time employees and an increase in the costs of certain retirement benefits directly linked to the market price of our common stock and net income. In addition, our costs increased as a result of enhancements to our employees' paid time off benefits implemented in the first quarter of 2018. As a result, our employee benefit costs increased to 35.6% of salaries and wages in the first quarter of 2018 as compared to 33.7% for the same quarter last year.

Operating supplies and expenses increased $23.1 million, or 25.4%, in the first quarter of 2018, due primarily to the increase in diesel fuel costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in diesel fuel costs, excluding fuel taxes, was due primarily to a 22.6% increase in our average cost per gallon of diesel fuel in the first quarter of 2018 as compared to the same quarter last year. In addition, our gallons consumed increased 14.6% for the same comparable quarters due to an increase in miles driven. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations. Other operating supplies and expenses decreased slightly as a percent of revenue between the quarters compared.

General supplies and expenses increased $7.1 million in the first quarter of 2018 as compared to the first quarter of 2017. This increase was due primarily to an increase in our advertising and marketing costs as well as higher employee training related expenses.

Depreciation and amortization increased $3.2 million in the first quarter of 2018 as compared to the same quarter last year. The increase in depreciation and amortization was due primarily to the assets acquired as part of our 2017 capital expenditure program. We believe depreciation will continue to increase based on our 2018 capital expenditure plan. While our investments in real estate, equipment and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Our effective tax rate decreased to 25.9% for the first quarter of 2018 from 38.6% for the same quarter last year. The decrease in our tax rate was primarily due to the Act, which permanently reduced the corporate federal income tax rate for 2018 and future years from 35% to 21%. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cash and cash equivalents at beginning of period	$127,462	$10,171
Cash flows provided by (used in):
Operating activities	211,247	110,809
Investing activities	(100,211)	(55,169)
Financing activities	(78,561)	(18,260)
Increase in cash and cash equivalents	32,475	37,380
Cash and cash equivalents at end of period	$159,937	$47,551

The change in our cash flows provided by operating activities during the first quarter of 2018 as compared to the same quarter last year was impacted by an increase in net income of $43.5 million as well as fluctuations in accounts payable and other working capital accounts.

The change in our cash flows used in investing activities during the first quarter of 2018 as compared to the same quarter last year was due to the timing of equipment purchases under our capital expenditure plans. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first quarter of 2018 as compared to the same quarter last year was due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt, which includes our senior unsecured revolving line of credit. Our financing arrangements are more fully described below under "Financing Agreements." Our return of capital to shareholders is more fully described below under "Stock Repurchase Program" and "Dividends to Shareholders," respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases, for the three-month period ended March 31, 2018 and the years ended December 31, 2017, 2016 and 2015:

	March 31,	December 31,
(In thousands)	2018	2017	2016	2015
Land and structures	$40,176	$179,150	$161,646	$153,460
Tractors	21,602	123,152	114,166	128,911
Trailers	27,821	37,424	94,040	114,209
Technology	3,768	19,329	18,428	32,044
Other equipment and assets	7,191	23,070	29,661	36,987
Proceeds from sales	(347)	(12,240)	(10,541)	(24,442)
Total	$100,211	$369,885	$407,400	$441,169

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

We currently estimate capital expenditures will be approximately $555 million for the year ending December 31, 2018. Approximately $200 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $310 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations and our existing cash and cash equivalents. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On May 23, 2016, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our 2016 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of March 31, 2018, we had $174.7 million remaining authorized under the 2016 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.13 per share for the first quarter of 2018, and declared a cash dividend of $0.10 per share in each quarter of fiscal year 2017.

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

Financing Agreements

We had one unsecured senior note agreement with an amount outstanding of $45.0 million and $95.0 million at March 31, 2018 and December 31, 2017, respectively. Our unsecured senior note agreement calls for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018, and a scheduled principal payment of $45.0 million, which is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at March 31, 2018 and December 31, 2017, respectively.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	March 31,	December 31,
	2018	2017
Facility limit	$300,000	$300,000
Line of credit borrowings	—	—
Outstanding letters of credit	(68,162)	(71,368)
Available borrowing capacity	$231,838	$228,632

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2018, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other reports and statements that we file with the Securities and Exchange Commission ("SEC"). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

•	the impact of changes in tax laws, rates, guidance and interpretations, including those related to certain provisions of the Tax Cuts and Jobs Act;

•	increases in driver and maintenance technician compensation or difficulties attracting and retaining qualified drivers and maintenance technicians to meet freight demand;

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

•
the costs and potential adverse impact of compliance with, or violations of, current and future rules issued by the Department of Transportation, the Federal Motor Carrier Safety Administration (the "FMCSA") and other regulatory agencies,

•
the costs and potential adverse impact of compliance associated with addressing interoperability between legacy electronic automatic on-board recording devices and electronic logging devices (“ELDs”) that comply with FMCSA’s ELD regulations and guidance;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1-31, 2018	—	$—	—	$191,959,458
February 1-28, 2018	62,399 (1)	$137.28	58,043	$183,959,798
March 1-31, 2018	63,944	$145.43	63,944	$174,660,648
Total	126,343	$141.41	121,987

(1) This amount includes 4,356 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards granted under our 2016 Stock Incentive Plan.

On May 23, 2016, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2016 Repurchase Program”). Under the 2016 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our 2016 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on , May 7, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 7, 2018	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 7, 2018	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)