Form 10-Q
period 2018-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2018-08-07
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018 there were 81,996,361 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	June 30,
	2018	December 31,
(In thousands, except share and per share data)	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$140,571	$127,462
Customer receivables, less allowances of $10,033 and $9,465, respectively	456,906	394,169
Other receivables	7,373	21,612
Prepaid expenses and other current assets	42,735	41,410
Total current assets	647,585	584,653

Property and equipment:
Revenue equipment	1,760,117	1,591,036
Land and structures	1,638,421	1,548,079
Other fixed assets	451,237	432,146
Leasehold improvements	8,747	8,668
Total property and equipment	3,858,522	3,579,929
Accumulated depreciation	(1,272,814)	(1,175,470)
Net property and equipment	2,585,708	2,404,459

Goodwill	19,463	19,463
Other assets	68,326	59,849
Total assets	$3,321,082	$3,068,424

Note: The Condensed Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	June 30,
	2018	December 31,
(In thousands, except share and per share data)	(Unaudited)	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,668	$73,729
Compensation and benefits	177,121	152,566
Claims and insurance accruals	52,168	49,949
Other accrued liabilities	27,510	24,805
Income taxes payable	27,895	—
Current maturities of long-term debt	—	50,000
Total current liabilities	366,362	351,049

Long-term liabilities:
Long-term debt	45,000	45,000
Other non-current liabilities	230,724	205,561
Deferred income taxes	196,945	189,960
Total long-term liabilities	472,669	440,521
Total liabilities	839,031	791,570

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 82,079,355 and 82,375,945 shares outstanding at June 30, 2018 and December 31, 2017, respectively	8,208	8,238
Capital in excess of par value	139,557	138,359
Retained earnings	2,334,286	2,130,257
Total shareholders’ equity	2,482,051	2,276,854
Total liabilities and shareholders’ equity	$3,321,082	$3,068,424

Note: The Condensed Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Revenue from operations	$1,033,498	$839,912	$1,958,518	$1,594,008

Operating expenses:
Salaries, wages and benefits	522,249	441,904	1,023,560	858,408
Operating supplies and expenses	124,919	88,580	238,980	179,567
General supplies and expenses	29,891	28,283	59,867	51,155
Operating taxes and licenses	28,165	24,961	54,953	48,983
Insurance and claims	11,342	9,314	22,441	18,104
Communications and utilities	7,439	7,022	14,485	14,455
Depreciation and amortization	56,235	50,449	109,716	100,736
Purchased transportation	26,044	20,860	47,784	38,857
Building and office equipment rents	1,647	1,982	3,522	4,096
Miscellaneous expenses, net	5,086	6,125	13,389	11,093
Total operating expenses	813,017	679,480	1,588,697	1,325,454

Operating income	220,481	160,432	369,821	268,554

Non-operating expense (income):
Interest expense	11	642	22	1,237
Interest income	(668)	(69)	(1,124)	(104)
Other (income) expense, net	(334)	(431)	1,965	(22)
Total non-operating (income) expense	(991)	142	863	1,111

Income before income taxes	221,472	160,290	368,958	267,443

Provision for income taxes	58,038	61,872	96,191	103,233

Net income	$163,434	$98,418	$272,767	$164,210

Earnings per share:
Basic	$1.99	$1.20	$3.32	$1.99
Diluted	$1.99	$1.19	$3.32	$1.99

Weighted average shares outstanding:
Basic	82,067,872	82,318,623	82,160,159	82,333,739
Diluted	82,169,552	82,427,975	82,262,285	82,436,170

Dividends declared per share	$0.13	$0.10	$0.26	$0.20

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$272,767	$164,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,716	100,736
Loss on sale of property and equipment	785	485
Share-based compensation	2,275	1,590
Other operating activities, net	39,148	(28,507)
Net cash provided by operating activities	424,691	238,514

Cash flows from investing activities:
Purchase of property and equipment	(292,269)	(188,318)
Proceeds from sale of property and equipment	528	7,389
Net cash used in investing activities	(291,741)	(180,929)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(50,000)	—
Net payments on revolving line of credit	—	(9,975)
Payments for share repurchases	(47,394)	(7,135)
Dividends paid	(21,373)	(16,469)
Other financing activities, net	(1,074)	(344)
Net cash used in financing activities	(119,841)	(33,923)

Increase in cash and cash equivalents	13,109	23,662
Cash and cash equivalents at beginning of period	127,462	10,171
Cash and cash equivalents at end of period	$140,571	$33,833

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services through a single integrated organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. We have one operating segment and the composition of our revenue is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
LTL services	$1,018,491	$826,401	$1,929,545	$1,566,587
Other services	15,007	13,511	28,973	27,421
Total revenue from operations	$1,033,498	$839,912	$1,958,518	$1,594,008

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2018.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, was $45.0 million and $95.0 million at June 30, 2018 and December 31, 2017, respectively. The estimated fair value of our total long-term debt, including current maturities, was $45.8 million and $97.1 million at June 30, 2018 and December 31, 2017, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

Our stock repurchase program, which was previously announced on May 23, 2016 and pursuant to which we could repurchase up to an aggregate of $250.0 million of our outstanding common stock, expired in accordance with its terms during the second quarter of 2018. On May 17, 2018, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2018 Repurchase Program”). Under the 2018 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

During the three and six months ended June 30, 2018, we repurchased 205,354 shares of our common stock for $30.1 million and 327,341 shares of our common stock for $47.4 million under our repurchase programs, respectively. As of June 30, 2018, we had $247.6 million remaining authorized under the 2018 Repurchase Program.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in Accounting Standards Codification Topic 605 - Revenue Recognition. The guidance provides a five-step analysis to determine when and how revenue is recognized and further enhances disclosure requirements. Transition methods under ASU 2014-09 must be through (i) retrospective application to each prior reporting period presented, or (ii) modified retrospective application with a cumulative effect adjustment at the date of initial application.

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

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective application. The adoption of this standard did not have a material impact on how we recognize revenue or to our financial position, results of operations or cash flows for the three or six months ended June 30, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases on its balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Although we are continuing to evaluate the impact of adoption, we expect ASU 2016-02 to have a material impact on our Condensed Balance Sheet due to the requirement to recognize right-of-use assets and lease liabilities.

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

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	82,067,872	82,318,623	82,160,159	82,333,739
Dilutive effect of share-based awards	101,680	109,352	102,126	102,431
Weighted average shares outstanding - diluted	82,169,552	82,427,975	82,262,285	82,436,170

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Senior notes	$45,000	$95,000
Revolving credit facility	—	—
Total long-term debt	45,000	95,000
Less: Current maturities	—	(50,000)
Total maturities due after one year	$45,000	$45,000

We had one unsecured senior note agreement with an amount outstanding of $45.0 million and $95.0 million at June 30, 2018 and December 31, 2017, respectively. Our unsecured senior note agreement calls for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018, and a scheduled principal payment of $45.0 million, which is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at June 30, 2018 and December 31, 2017, respectively.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.0% and commitment fees were 0.125%. There were $61.5 million and $71.4 million of outstanding letters of credit at June 30, 2018 and December 31, 2017, respectively.

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

Note 5. Income Taxes

On December 22, 2017, the U.S. government enacted tax reform legislation as part of the Tax Cuts and Jobs Act (the "Act") that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows (i) recognition of provisional amounts when reasonable estimates can be made, or (ii) continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year from the date of enactment for companies to finalize the accounting for the effects of this new legislation. Although no material changes were made to provisional amounts during the three or six months ended June 30, 2018, we will continue to refine our estimates related to the new legislation as clarifying guidance and interpretations are issued and our 2017 tax returns are completed.

The Company's effective tax rate for the second quarter and first six months of 2018 was 26.2% and 26.1%, respectively, as compared to 38.6% for the same periods of 2017. The decrease in the tax rate was primarily due to the positive impact of the Act. The Company’s effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services through a single integrated organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage, supply chain consulting and warehousing. More than 97% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery ("P&D") stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle. We are committed to a disciplined yield management process that focuses on individual account profitability. We believe yield management and improvements in efficiency are key components in our ability to produce profitable growth.

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

We continually upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce, and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.5	52.6	52.3	53.9
Operating supplies and expenses	12.1	10.6	12.2	11.3
General supplies and expenses	2.9	3.4	3.1	3.2
Operating taxes and licenses	2.7	3.0	2.8	3.1
Insurance and claims	1.1	1.1	1.1	1.1
Communications and utilities	0.7	0.8	0.7	0.9
Depreciation and amortization	5.5	6.0	5.6	6.3
Purchased transportation	2.5	2.5	2.4	2.4
Building and office equipment rents	0.2	0.2	0.2	0.3
Miscellaneous expenses, net	0.5	0.7	0.7	0.7
Total operating expenses	78.7	80.9	81.1	83.2

Operating income	21.3	19.1	18.9	16.8

Interest (income) expense, net	(0.1)	0.1	(0.0)	0.1
Other (income) expense, net	(0.0)	(0.1)	0.1	(0.0)

Income before income taxes	21.4	19.1	18.8	16.7

Provision for income taxes	5.6	7.4	4.9	6.4

Net income	15.8%	11.7%	13.9%	10.3%

Results of Operations

Key financial and operating metrics for the three- and six-month periods ended June 30, 2018 and 2017 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
Work days	64	64	—%	128	128	—%
Revenue (in thousands)	$1,033,498	$839,912	23.0%	$1,958,518	$1,594,008	22.9%
Operating ratio	78.7%	80.9%		81.1%	83.2%
Net income (in thousands)	$163,434	$98,418	66.1%	$272,767	$164,210	66.1%
Diluted earnings per share	$1.99	$1.19	67.2%	$3.32	$1.99	66.8%
LTL tons (in thousands)	2,462	2,148	14.6%	4,736	4,118	15.0%
LTL shipments (in thousands)	3,049	2,742	11.2%	5,837	5,265	10.9%
LTL weight per shipment (lbs.)	1,615	1,567	3.1%	1,623	1,564	3.8%
LTL revenue per hundredweight	$20.74	$19.31	7.4%	$20.46	$19.18	6.7%
LTL revenue per shipment	$334.95	$302.51	10.7%	$332.00	$299.93	10.7%
Average length of haul (miles)	915	917	(0.2)%	915	918	(0.3)%

Our financial results for the second quarter and first six months of 2018 reflect Company records for revenue and operating income. We believe our revenue increased as a result of higher demand for our services in a strong domestic economy and tightening capacity within the transportation industry. The increases in density and yield, combined with our continued focus on controlling our costs and improving operating efficiency, led to a Company record operating ratio of 78.7% for the second quarter of 2018. Our higher operating income, coupled with the substantial reduction in our income tax rate due to the Tax Cuts and Jobs Act, resulted in an increase of over 66% in net income and earnings per diluted share for the second quarter and first six months of 2018 as compared to the same periods of 2017.

Revenue

Revenue increased $193.6 million and $364.5 million in the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017, due primarily to increases in LTL tons and LTL revenue per hundredweight. The increase in LTL tons was due to higher LTL shipments and LTL weight per shipment as compared to the same periods of 2017. We believe these increases were driven by continued macroeconomic strength and growth in our market share resulting from increased demand for the consistent levels of superior service that we provide to our customers.

LTL revenue per hundredweight increased 7.4% and 6.7% in the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017, despite the downward pressure on this metric created by the increase in our LTL weight per shipment and the decline in our average length of haul. Excluding fuel surcharges, LTL revenue per hundredweight increased 4.1% and 3.9% in the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017. We believe the increase in our revenue per hundredweight reflects our consistent yield management process and a favorable pricing environment that has resulted from general capacity constraints in the transportation industry.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the U.S. Department of Energy ("DOE") published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 13.5% and 13.2% for the second quarter and first six months of 2018, respectively, as compared to 10.6% and 10.8% for the same periods of 2017. These increases were due to an increase in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Third Quarter 2018 Update

LTL tons per day increased 10.1% in July 2018, due primarily to a 10.3% increase in LTL shipments per day that was slightly offset by a 0.1% decrease in LTL weight per shipment as compared to July 2017. For July 2018, LTL revenue per hundredweight increased approximately 11.8% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2018 increased $80.3 million, or 18.2%, as compared to the same period of 2017 due to a $60.6 million increase in the costs attributable to salaries and wages and a $19.7 million increase in benefit costs. Salaries, wages and benefits for the first six months of 2018 increased $165.2 million, or 19.2%, as compared to the same period of 2017 due to a $118.8 million increase in the costs attributable to salaries and wages and a $46.4 million increase in benefit costs.

The increase in the costs attributable to salaries and wages was due primarily to increases in the number of full-time employees and increases in our employees’ wages. Our average number of full-time employees increased by 16.2% and 14.0% during the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017, to support our shipment growth. Salaries and wages also increased as a result of an annual wage increase provided to our employees in September 2017 and higher performance-based compensation. Although our costs increased, our productive labor improved as a percent of revenue to 26.8% and 27.3% of revenue in the second quarter and first six months of 2018, respectively, from 27.7% and 28.2% of revenue for the same periods of 2017.

The increase in the costs attributable to employee benefits for the second quarter and first six months of 2018 was due primarily to the increases in our average number of full-time employees and an increase in the costs of certain retirement benefits directly linked to the market price of our common stock and net income. In addition, our costs increased as a result of enhancements to our employees' paid time off benefits implemented in January 2018. Our benefit costs were also impacted by lower group health and workers’ compensation costs per employee during the second quarter and first six months of 2018 as compared to the same periods of 2017. As a percent of salaries and wages, our benefit costs were 32.8% and 34.2% for the second quarter and first six months of 2018, respectively, compared to 32.9% and 33.3% for the same periods of 2017.

Operating supplies and expenses increased $36.3 million and $59.4 million in the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017, due primarily to the increase in diesel fuel costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both our average price per gallon and consumption. The increase in diesel fuel costs, excluding fuel taxes, was due primarily to a 39.4% and 30.9% increase in our average cost per gallon of diesel fuel in the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017. In addition, our gallons consumed increased 14.0% and 14.3% compared to the same periods of 2017 due to an increase in miles driven. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations. Other operating supplies and expenses remained consistent as a percent of revenue between the periods compared.

General supplies and expenses increased $1.6 million and $8.7 million in the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017. These increases were due primarily to higher employee training and travel-related expenses.

Depreciation and amortization increased $5.8 million and $9.0 million in the second quarter and first six months of 2018, respectively, as compared to the same periods of 2017 due primarily to the assets acquired as part of our 2017 and 2018 capital expenditure programs. We believe depreciation will continue to increase based on our 2018 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Our effective tax rate for the second quarter and first six months of 2018 was 26.2% and 26.1%, respectively, as compared to 38.6% for the same periods of 2017. The decrease in our tax rate in 2018 is due to the positive impact of the Tax Cuts and Jobs Act, which permanently reduced the corporate federal income tax rate for 2018 and future years from 35% to 21%. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash and cash equivalents at beginning of period	$127,462	$10,171
Cash flows provided by (used in):
Operating activities	424,691	238,514
Investing activities	(291,741)	(180,929)
Financing activities	(119,841)	(33,923)
Increase in cash and cash equivalents	13,109	23,662
Cash and cash equivalents at end of period	$140,571	$33,833

The change in our cash flows provided by operating activities during the first six months of 2018 as compared to the same period last year was due primarily to an increase in net income of $108.6 million, as well as fluctuations in accounts payable and other working capital accounts.

The change in our cash flows used in investing activities during the first six months of 2018 as compared to the same period last year was due to the timing of equipment purchases under our capital expenditure plans. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first six months of 2018 as compared to the same period last year was due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt, which includes our senior unsecured revolving line of credit. Our financing arrangements are more fully described below under "Financing Agreements." Our return of capital to shareholders is more fully described below under "Stock Repurchase Program" and "Dividends to Shareholders".

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases, for the six-month period ended June 30, 2018 and the years ended December 31, 2017, 2016 and 2015:

	June 30,	December 31,
(In thousands)	2018	2017	2016	2015
Land and structures	$90,643	$179,150	$161,646	$153,460
Tractors	107,389	123,152	114,166	128,911
Trailers	67,863	37,424	94,040	114,209
Technology	7,479	19,329	18,428	32,044
Other equipment and assets	18,895	23,070	29,661	36,987
Proceeds from sales	(528)	(12,240)	(10,541)	(24,442)
Total	$291,741	$369,885	$407,400	$441,169

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

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

Stock Repurchase Program

Our stock repurchase program, which was previously announced on May 23, 2016 and pursuant to which we could repurchase up to an aggregate of $250.0 million of our outstanding common stock, expired in accordance with its terms during the second quarter of 2018. On May 17, 2018, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2018 Repurchase Program”). Under the 2018 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of June 30, 2018, we had $247.6 million remaining authorized under the 2018 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared cash dividends of $0.13 per share for both the first and second quarters of 2018, and declared a cash dividend of $0.10 per share in each quarter of fiscal year 2017.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our revolving credit facility. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations and, if needed, borrowings under our revolving credit facility.

Financing Agreements

We had one unsecured senior note agreement with an amount outstanding of $45.0 million and $95.0 million at June 30, 2018 and December 31, 2017, respectively. Our unsecured senior note agreement calls for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018, and a scheduled principal payment of $45.0 million, which is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at June 30, 2018 and December 31, 2017, respectively.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

(In thousands)	June 30,	December 31,
	2018	2017
Facility limit	$300,000	$300,000
Line of credit borrowings	—	—
Outstanding letters of credit	(61,505)	(71,368)
Available borrowing capacity	$238,495	$228,632

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2018, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

On March 29, 2017, the United States Environmental Protection Agency ("EPA") issued a Finding and Notice of Violation (“NOV”) to us, alleging violations of the Truck and Bus Regulation and the Drayage Truck Regulation as promulgated by the California Air Resources Board. The NOV alleged, among other things, that we failed to (i) timely install diesel particulate filters on certain diesel-fueled vehicles that we owned and operated in California; and (ii) verify the installation of diesel particulate filters on certain diesel-fueled vehicles that we caused to be operated in California. We have entered into a Consent Agreement with the EPA and agreed to the issuance of a Final Order by the EPA, effective June 5, 2018, pursuant to which we agreed to pay an aggregate of $325,000 to settle the NOV allegations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1-30, 2018	71,871	$144.68	71,871	$164,262,351
May 1-31, 2018	88,724 (1)	$142.07	85,445	$152,164,179
June 1-30, 2018	48,038	$158.18	48,038	$247,600,491
Total	208,633	$146.68	205,354

(1) This amount includes 3,279 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards granted under our 2016 Stock Incentive Plan.

Our stock repurchase program, which was previously announced on May 23, 2016 and pursuant to which we could repurchase up to an aggregate of $250.0 million of our outstanding common stock, expired in accordance with its terms during the second quarter of 2018. On May 17, 2018, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2018 Repurchase Program”). Under the 2018 Repurchase Program,which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

4.1	Specimen Certificate of Common Stock

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 7, 2018	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 7, 2018	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)