Form 10-Q
period 2018-09-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2018-11-05
CIK 878927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 _________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2018 there were 81,750,145 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS

	September 30,
	2018	December 31,
(In thousands, except share and per share data)	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$177,468	$127,462
Customer receivables, less allowances of $9,916 and $9,465, respectively	466,455	394,169
Other receivables	15,752	21,612
Prepaid expenses and other current assets	36,640	41,410
Total current assets	696,315	584,653

Property and equipment:
Revenue equipment	1,835,160	1,591,036
Land and structures	1,708,825	1,548,079
Other fixed assets	450,992	432,146
Leasehold improvements	8,749	8,668
Total property and equipment	4,003,726	3,579,929
Accumulated depreciation	(1,300,451)	(1,175,470)
Net property and equipment	2,703,275	2,404,459

Goodwill	19,463	19,463
Other assets	70,259	59,849
Total assets	$3,489,312	$3,068,424

Note: The Condensed Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED BALANCE SHEETS
(CONTINUED)

	September 30,
	2018	December 31,
(In thousands, except share and per share data)	(Unaudited)	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,150	$73,729
Compensation and benefits	193,525	152,566
Claims and insurance accruals	53,783	49,949
Other accrued liabilities	26,999	24,805
Current maturities of long-term debt	—	50,000
Total current liabilities	362,457	351,049

Long-term liabilities:
Long-term debt	45,000	45,000
Other non-current liabilities	237,392	205,561
Deferred income taxes	227,531	189,960
Total long-term liabilities	509,923	440,521
Total liabilities	872,380	791,570

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 81,885,354 and 82,375,945 shares outstanding at September 30, 2018 and December 31, 2017, respectively	8,189	8,238
Capital in excess of par value	140,841	138,359
Retained earnings	2,467,902	2,130,257
Total shareholders’ equity	2,616,932	2,276,854
Total liabilities and shareholders’ equity	$3,489,312	$3,068,424

Note: The Condensed Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
Revenue from operations	$1,058,233	$872,987	$3,016,751	$2,466,995

Operating expenses:
Salaries, wages and benefits	536,513	461,799	1,560,073	1,320,207
Operating supplies and expenses	126,024	95,543	365,004	275,110
General supplies and expenses	31,209	28,785	91,076	79,940
Operating taxes and licenses	27,952	24,547	82,905	73,530
Insurance and claims	12,069	10,700	34,510	28,804
Communications and utilities	8,215	6,490	22,700	20,945
Depreciation and amortization	58,086	51,934	167,802	152,670
Purchased transportation	25,373	22,739	73,157	61,596
Building and office equipment rents	1,533	2,018	5,055	6,114
Miscellaneous expenses, net	2,874	4,557	16,263	15,650
Total operating expenses	829,848	709,112	2,418,545	2,034,566

Operating income	228,385	163,875	598,206	432,429

Non-operating expense (income):
Interest expense	29	555	51	1,792
Interest income	(778)	(228)	(1,902)	(332)
Other (income) expense, net	(70)	(977)	1,895	(999)
Total non-operating (income) expense	(819)	(650)	44	461

Income before income taxes	229,204	164,525	598,162	431,968

Provision for income taxes	55,762	62,211	151,953	165,444

Net income	$173,442	$102,314	$446,209	$266,524

Earnings per share:
Basic	$2.12	$1.24	$5.44	$3.24
Diluted	$2.12	$1.24	$5.43	$3.23

Weighted average shares outstanding:
Basic	81,885,262	82,286,295	82,067,519	82,317,244
Diluted	81,975,774	82,380,936	82,165,731	82,417,557

Dividends declared per share	$0.13	$0.10	$0.39	$0.30

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$446,209	$266,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,802	152,670
Loss (gain) on sale of property and equipment	(72)	705
Share-based compensation	3,559	2,416
Provision for deferred income taxes	37,571	1,815
Other operating activities, net	20,349	(36,117)
Net cash provided by operating activities	675,418	388,013

Cash flows from investing activities:
Purchase of property and equipment	(469,866)	(288,840)
Proceeds from sale of property and equipment	3,329	9,637
Other investing, net	799	2,139
Net cash used in investing activities	(465,738)	(277,064)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(50,000)	—
Net payments on revolving line of credit	—	(9,975)
Payments for share repurchases	(76,589)	(8,013)
Dividends paid	(32,011)	(24,697)
Other financing activities, net	(1,074)	(344)
Net cash used in financing activities	(159,674)	(43,029)

Increase in cash and cash equivalents	50,006	67,920
Cash and cash equivalents at beginning of period	127,462	10,171
Cash and cash equivalents at end of period	$177,468	$78,091

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services through a single integrated organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. We have one operating segment and the composition of our revenue is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
LTL services	$1,041,854	$859,832	$2,971,399	$2,426,419
Other services	16,379	13,155	45,352	40,576
Total revenue from operations	$1,058,233	$872,987	$3,016,751	$2,466,995

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2018.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, was $45.0 million and $95.0 million at September 30, 2018 and December 31, 2017, respectively. The estimated fair value of our total long-term debt, including current maturities, was $45.8 million and $97.1 million at September 30, 2018 and December 31, 2017, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

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

During the three and nine months ended September 30, 2018, we repurchased 194,001 shares of our common stock for $29.2 million and 521,342 shares of our common stock for $76.6 million under our repurchase programs, respectively. As of September 30, 2018, we had $218.4 million remaining authorized under the 2018 Repurchase Program.

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

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective application. The adoption of this standard did not have a material impact on how we recognize revenue or to our financial position, results of operations or cash flows for the three or nine months ended September 30, 2018.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases on its balance sheet. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides companies with an additional optional transition method to apply the new standard to leases in effect at the adoption date through a cumulative effect adjustment. We plan to adopt the new lease standard using this optional transition method. Although we are continuing to evaluate the impact of adoption, we expect ASU 2016-02 to have a material impact on our Condensed Balance Sheet due to the requirement to recognize right-of-use assets and lease liabilities.

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

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	81,885,262	82,286,295	82,067,519	82,317,244
Dilutive effect of share-based awards	90,512	94,641	98,212	100,313
Weighted average shares outstanding - diluted	81,975,774	82,380,936	82,165,731	82,417,557

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Senior notes	$45,000	$95,000
Revolving credit facility	—	—
Total long-term debt	45,000	95,000
Less: Current maturities	—	(50,000)
Total maturities due after one year	$45,000	$45,000

We had one unsecured senior note agreement with an amount outstanding of $45.0 million and $95.0 million at September 30, 2018 and December 31, 2017, respectively. Our unsecured senior note agreement calls for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018, and a scheduled principal payment of $45.0 million, which is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at September 30, 2018 and December 31, 2017, respectively.

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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.0% and commitment fees were 0.125%. There were $61.5 million and $71.4 million of outstanding letters of credit at September 30, 2018 and December 31, 2017, respectively.

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

Note 5. Income Taxes

On December 22, 2017, the U.S. government enacted tax reform legislation as part of the Tax Cuts and Jobs Act (the "Act") that reduced the corporate income tax rate from 35% to 21% and included a broad range of complex provisions affecting the taxation of businesses. Generally, financial statement recognition of the new legislation would be required to be completed in the period of enactment; however, in response to the complexities of this new legislation, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 to provide companies with transitional relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows (i) recognition of provisional amounts when reasonable estimates can be made, or (ii) continued application of the prior tax law if a reasonable estimate of the effect cannot be made. The SEC staff has provided up to one year from the date of enactment for companies to finalize the accounting for the effects of this new legislation. Although no material changes were made to provisional amounts during the three or nine months ended September 30, 2018, we will continue to refine our estimates related to the new legislation as clarifying guidance and interpretations are issued.

The Company's effective tax rate for the third quarter and first nine months of 2018 was 24.3% and 25.4%, respectively, as compared to 37.8% and 38.3% for the same periods of 2017. The decrease in the tax rate was primarily due to the positive impact of the Act. The Company’s effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services through a single integrated organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. More than 97% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.7	52.9	51.7	53.5
Operating supplies and expenses	11.9	11.0	12.1	11.2
General supplies and expenses	3.0	3.3	3.0	3.2
Operating taxes and licenses	2.6	2.8	2.8	3.0
Insurance and claims	1.1	1.2	1.1	1.2
Communications and utilities	0.8	0.7	0.8	0.9
Depreciation and amortization	5.5	6.0	5.6	6.2
Purchased transportation	2.4	2.6	2.4	2.5
Building and office equipment rents	0.1	0.2	0.2	0.2
Miscellaneous expenses, net	0.3	0.5	0.5	0.6
Total operating expenses	78.4	81.2	80.2	82.5

Operating income	21.6	18.8	19.8	17.5

Interest (income) expense, net	(0.1)	0.0	(0.1)	0.1
Other (income) expense, net	(0.0)	(0.1)	0.1	(0.1)

Income before income taxes	21.7	18.9	19.8	17.5

Provision for income taxes	5.3	7.2	5.0	6.7

Net income	16.4%	11.7%	14.8%	10.8%

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2018 and 2017 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
Work days	63	63	—%	191	191	—%
Revenue (in thousands)	$1,058,233	$872,987	21.2%	$3,016,751	$2,466,995	22.3%
Operating ratio	78.4%	81.2%		80.2%	82.5%
Net income (in thousands)	$173,442	$102,314	69.5%	$446,209	$266,524	67.4%
Diluted earnings per share	$2.12	$1.24	71.0%	$5.43	$3.23	68.1%
LTL tons (in thousands)	2,367	2,190	8.1%	7,104	6,308	12.6%
LTL shipments (in thousands)	3,042	2,774	9.7%	8,879	8,039	10.4%
LTL weight per shipment (lbs.)	1,557	1,579	(1.4)%	1,600	1,569	2.0%
LTL revenue per hundredweight	$21.90	$19.47	12.5%	$20.94	$19.28	8.6%
LTL revenue per shipment	$340.91	$307.45	10.9%	$335.05	$302.52	10.8%
Average length of haul (miles)	920	919	0.1%	917	918	(0.1)%

Our financial results for the third quarter of 2018 include Company records for revenue, operating ratio and net income. We believe our third quarter revenue of $1.1 billion was driven by the continued strength of the domestic economy and increased demand for our premium service in a favorable pricing environment. Our increased revenue, coupled with our ongoing cost-control measures, led to an increase in our operating income of over 38% for the third quarter and first nine months of 2018, as compared to the same periods of 2017, and a Company record operating ratio of 78.4% for the third quarter of 2018. Our higher operating income, combined with the substantial reduction in our income tax rate due to the Tax Cuts and Jobs Act, resulted in an increase of over 67% in net income and earnings per diluted share for the third quarter and first nine months of 2018 as compared to the same periods of 2017.

Revenue

Revenue increased $185.2 million and $549.8 million in the third quarter and first nine months of 2018, respectively, as compared to the same periods of 2017, due primarily to increases in LTL tons and LTL revenue per hundredweight. Third quarter LTL tons increased due to higher LTL shipments that were partially offset by a slight decrease in LTL weight per shipment. We believe this change in weight per shipment was primarily due to fluctuations in the overall mix of our freight and operational changes implemented at the end of the second quarter of 2018 that reduced the number of heavy-weighted shipments in our network. LTL tons during the first nine months of 2018 increased due to higher LTL shipments and LTL weight per shipment as compared to the same period of 2017. We believe these increases in LTL tons and LTL revenue per hundredweight were driven by continued macroeconomic strength and growth in our market share resulting from increased demand for the consistent levels of superior service that we provide to our customers.

LTL revenue per hundredweight increased 12.5% and 8.6% in the third quarter and first nine months of 2018, respectively, as compared to the same periods of 2017. Excluding fuel surcharges, LTL revenue per hundredweight increased 9.0% and 5.6% in the third quarter and first nine months of 2018, respectively, as compared to the same periods of 2017. We believe the continued increase in our revenue per hundredweight reflects our consistent yield management process and a favorable pricing environment that has resulted from general capacity constraints in the transportation industry.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the U.S. Department of Energy ("DOE"), which reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 13.6% and 13.2% for the third quarter and first nine months of 2018, respectively, as compared to 10.8% for each of the same periods of 2017. These increases were due primarily to an increase in the average price per gallon for diesel fuel for those comparative periods. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Fourth Quarter 2018 Update

LTL tons per day increased 2.4% in October 2018, due primarily to a 6.0% increase in LTL shipments per day that was slightly offset by a 3.4% decrease in LTL weight per shipment as compared to October 2017. For October 2018, LTL revenue per hundredweight increased approximately 13.7% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2018 increased $74.7 million, or 16.2%, as compared to the third quarter of 2017 due to a $52.0 million increase in the costs attributable to salaries and wages and a $22.7 million increase in benefit costs. Salaries, wages and benefits for the first nine months of 2018 increased $239.9 million, or 18.2%, as compared to the same period of 2017 due to a $170.8 million increase in the costs attributable to salaries and wages and a $69.1 million increase in benefit costs.

The increases in the costs attributable to salaries and wages were due primarily to an increase in the number of full-time employees and increases in our employees’ wages. Our average number of full-time employees increased by 16.2% and 14.8% during the third quarter and first nine months of 2018, respectively, as compared to the same periods of 2017, to support our shipment growth. Salaries and wages also increased as a result of higher performance-based compensation and annual wage increases provided to our employees at the beginning of both September 2017 and 2018. Our costs were also impacted by productivity declines in our platform and P&D operations as we train our new employees. Although our costs increased, our aggregate productive labor costs as a percent of revenue improved to 26.5% and 27.0% in the third quarter and first nine months of 2018, respectively, as compared to 27.9% and 28.1% of revenue for the same periods of 2017. Our indirect salaries and wages as a percent of revenue also improved to 11.0% and 11.5% of revenue in the third quarter and first nine months of 2018, respectively, from 11.7% and 12.0% for the same periods of 2017.

The increases in the costs attributable to employee benefits for the third quarter and first nine months of 2018 were primarily due to the increase in our average number of full-time employees and an increase in the costs of certain retirement benefits directly linked to the market price of our common stock and net income. In addition, our costs increased as a result of enhancements to our employees' paid time off benefits implemented in 2018. Our benefit costs were also impacted by lower workers’ compensation costs per employee during the third quarter and first nine months of 2018 as compared to the same periods of 2017. As a percent of salaries and wages, our benefit costs increased to 35.0% and 34.5% for the third quarter and first nine months of 2018, respectively, compared to 33.7% and 33.4% for the same periods of 2017.

Operating supplies and expenses increased $30.5 million and $89.9 million in the third quarter and first nine months of 2018, respectively, as compared to the same periods of 2017, due primarily to the increase in diesel fuel costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both our average price per gallon and consumption. The increase in diesel fuel costs, excluding fuel taxes, was due primarily to a 29.8% and 30.5% increase in our average cost per gallon of diesel fuel in the third quarter and first nine months of 2018, respectively, as compared to the same periods of 2017. In addition, our gallons consumed increased 9.7% and 12.7%, respectively, compared to the same periods of 2017 due to an increase in miles driven. We do not use diesel fuel hedging instruments and our costs are therefore subject to market price fluctuations. Other operating supplies and expenses remained consistent as a percent of revenue between the periods compared.

Depreciation and amortization increased $6.2 million and $15.1 million in the third quarter and first nine months of 2018, respectively, as compared to the same periods of 2017 due primarily to the assets acquired as part of our 2017 and 2018 capital expenditure programs. We believe depreciation will continue to increase based on our 2018 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Our effective tax rate for the third quarter and first nine months of 2018 was 24.3% and 25.4%, respectively, as compared to 37.8% and 38.3% for the same periods of 2017. The decrease in our tax rate in 2018 is due to the positive impact of the Tax Cuts and Jobs Act, which reduced the corporate federal income tax rate for 2018 and future years from 35% to 21%. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash and cash equivalents at beginning of period	$127,462	$10,171
Cash flows provided by (used in):
Operating activities	675,418	388,013
Investing activities	(465,738)	(277,064)
Financing activities	(159,674)	(43,029)
Increase in cash and cash equivalents	50,006	67,920
Cash and cash equivalents at end of period	$177,468	$78,091

The change in our cash flows provided by operating activities during the first nine months of 2018 as compared to the same period last year was due primarily to an increase in net income of $179.7 million, as well as fluctuations in accounts payable, deferred income taxes and other working capital accounts.

The change in our cash flows used in investing activities during the first nine months of 2018 as compared to the same period last year was primarily due to fluctuations in our capital expenditure plans as well as the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first nine months of 2018 as compared to the same period last year was due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt, which includes our senior unsecured revolving line of credit. Our financing arrangements are more fully described below under "Financing Agreements." Our return of capital to shareholders is more fully described below under "Stock Repurchase Program" and "Dividends to Shareholders".

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including capital assets obtained through capital leases, for the nine-month period ended September 30, 2018 and the years ended December 31, 2017, 2016 and 2015:

	September 30,	December 31,
(In thousands)	2018	2017	2016	2015
Land and structures	$162,216	$179,150	$161,646	$153,460
Tractors	178,903	123,152	114,166	128,911
Trailers	85,757	37,424	94,040	114,209
Technology	13,815	19,329	18,428	32,044
Other equipment and assets	29,175	23,070	29,661	36,987
Proceeds from sales	(3,329)	(12,240)	(10,541)	(24,442)
Total	$466,537	$369,885	$407,400	$441,169

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

We currently estimate capital expenditures will be approximately $555 million for the year ending December 31, 2018. Approximately $200 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $300 million is allocated for the purchase of tractors and trailers; and approximately $55 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations and our existing cash and cash equivalents. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

Our stock repurchase program, which was previously announced on May 23, 2016 and pursuant to which we could repurchase up to an aggregate of $250.0 million of our outstanding common stock, expired in accordance with its terms during the second quarter of 2018. On May 17, 2018, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2018 Repurchase Program”). Under the 2018 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of September 30, 2018, we had $218.4 million remaining authorized under the 2018 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.13 per share for each quarter of 2018, and declared a cash dividend of $0.10 per share for each quarter of 2017.

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

Financing Agreements

We had one unsecured senior note agreement with an amount outstanding of $45.0 million and $95.0 million at September 30, 2018 and December 31, 2017, respectively. Our unsecured senior note agreement calls for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018, and a scheduled principal payment of $45.0 million, which is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at September 30, 2018 and December 31, 2017, respectively.

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2018, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1-31, 2018	69,226	$147.32	69,226	$237,402,304
August 1-31, 2018	77,597	$146.89	77,597	$226,003,989
September 1-30, 2018	47,178	$161.06	47,178	$218,405,269
Total	194,001	$150.49	194,001

On May 17, 2018, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, which became effective upon the expiration of our prior stock repurchase program in June 2018, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX
TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

4.1
Specimen Certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 5, 2018, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 5, 2018	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 5, 2018	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)