Form 10-K
period 2018-12-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2019-02-27
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was $9,679,656,484, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 26, 2019, the registrant had 81,146,989 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We are the fourth largest LTL motor carrier in the United States, as measured by 2017 revenue, according to Transport Topics. We have increased our revenue and customer base over the past five years primarily through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our regions covering the continental United States. We opened 14 and 29 new service centers over the past five and ten years, respectively, for a total of 235 service centers at December 31, 2018. We believe this expansion produced increased capacity within our service center network and provides us with opportunities for future growth.

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

According to the American Trucking Associations, the trucking industry accounted for 79.3% of the $883.4 billion total U.S. transportation revenue in 2017. The LTL sector had revenue in 2017 of $55.6 billion, which represented 6.3% of total U.S. transportation revenue. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2017 revenue as reported in Transport Topics, the largest 10 and 25 LTL motor carriers accounted for approximately 55% and 67%, respectively, of the total LTL market. We believe consolidation in our industry will continue due to customer demand for transportation providers offering both national and regional LTL as well as other complementary value-added services.

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

Service Center Operations

At December 31, 2018, we operated 235 service center locations, of which we owned 203 and leased 32. Our network includes ten major breakbulk facilities located in Rialto, California; Atlanta, Georgia; Columbus, Ohio; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

Tractors, Trailers and Maintenance

At December 31, 2018, we owned 9,254 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2018, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	9,254	3.5
Linehaul trailers	24,685	6.8
P&D trailers	11,044	7.4

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2018, 2017 and 2016. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2018	2017	2016
Tractors	$185,209	$123,152	$114,166
Trailers	98,835	37,424	94,040
Total	$284,044	$160,576	$208,206

At December 31, 2018, we operated 39 maintenance centers at strategic service center locations throughout our network. These maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventative maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2018, our largest customer accounted for approximately 4.0% of our revenue and our largest 5, 10 and 20 customers accounted for 13.7%, 19.3% and 26.0% of our revenue, respectively. For each of our last three fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes, floods, fires and other storms can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities. We also provide access to our systems through multiple gateways that offer our customers and employees maximum flexibility and access to information. We employ vehicle safety systems, on-board and hand-held computer systems, freight handling systems and logistics technology to reduce costs and transit times, as well as to meet regulatory requirements. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention (“SIR”) or deductible. At December 31, 2018, we maintained a SIR or deductible of $1.0 million or more with respect to the below casualty and group health coverages:

•

$2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, plus a one-time, $2.5 million aggregate corridor deductible applicable per policy period to any claim that exceeds $5.0 million and occurs after March 30, 2016;

•	$1.0 million per occurrence for workers’ compensation claims; and
•	$1.0 million per covered person paid during 2018 for group health claims.

We believe that our policy of maintaining a SIR or deductible for a portion of our risks, supported by our safety, claims management and loss prevention programs, is an effective means of managing insurance costs. We periodically review our risk exposure and insurance coverage applicable to those risks and we believe that we maintain sufficient insurance coverage.

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

Employees

As of December 31, 2018, we employed 21,279 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	11,207
Platform	4,057
Fleet technicians	590
Sales, administrative and other	5,425
Total	21,279

As of December 31, 2018, we employed 5,743 linehaul drivers and 5,464 P&D drivers on a full-time basis. We select our drivers primarily based upon safe driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided the opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,273 active drivers who have successfully completed this training, which was approximately 29.2% of our driver workforce as of December 31, 2018. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 5.7%, which is below our Company-wide turnover rate for all drivers of approximately 8.0%.

We reward our drivers who maintain safe driving records with annual bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $4.1 million, $3.9 million and $3.7 million in 2018, 2017 and 2016, respectively.

Governmental Regulation

We are regulated by the DOT and by various state and federal agencies. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental regulations, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and driver hours of service.

In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration (“TSA”) and Customs and Border Protection (“CBP”) within the U.S. Department of Homeland Security. Regulatory requirements, and changes in regulatory requirements or guidance, may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services.

Driver Hours of Service

The Federal Motor Carrier Safety Administration (the “FMCSA”) rules provide that a truck driver may work no more than a maximum number of 60 hours within seven consecutive days and 70 hours within eight consecutive days. FMCSA rules further impose a maximum work period of 14 hours (no more than 11 hours of which may be driving time) after first coming on-duty following 10 consecutive hours of off-duty time. FMCSA rules also require that drivers take a 30-minute break prior to working beyond eight hours.

Electronic Logging Devices

In December 2015, the FMCSA issued a final rule mandating the use of electronic logging devices (“ELDs”) to automatically record drivers’ time for hours of service reporting. Generally, carriers were required to comply with these new requirements by December 18, 2017. We currently utilize ELD rule-compliant automatic on-board recording devices (“AOBRDs”) in all of our Company-owned vehicles, and the AOBRD data is integrated with our existing comprehensive fleet management and safety systems. In order to maximize our ability to integrate AOBRD data from vehicles purchased after December 18, 2017 with these fleet management and safety systems, we applied for a waiver from certain aspects of the ELD rule by the FMCSA in January 2018. This waiver proved unnecessary and was withdrawn as the FMCSA was made aware of multiple motor carriers facing the same issues from technology providers when changing from an AOBRD to an ELD operating system. The FMCSA issued responsive guidance that allowed AOBRD operating systems to be installed and utilized on ELD compliant hardware until December 16, 2019. We are working with service providers to transition our fleet from our current AOBRD operating system to a new ELD hardware and software platform. We expect the transition to be completed prior to December 2019.

Commercial Driver’s License Drug and Alcohol Clearinghouse

In December 2016, the FMCSA released a final rule establishing the Commercial Driver’s License Drug and Alcohol Clearinghouse (“DAC”). The DAC is a database that will maintain records of drug and alcohol violations of commercial motor vehicle drivers. The DAC will require us to check prospective employees for drug and alcohol violations, and all current driver employees must be checked at least annually. The intent of the clearinghouse is to ensure that drivers cannot conceal drug and alcohol violations by changing jobs or locations. Compliance with this rule, which provides for a three-year implementation period, is required by January 6, 2020.

We are subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2019 or fiscal year 2020. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Available Information

Through our website, http://www.odfl.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The public may read or copy any document we file with the SEC at the SEC’s website, http://www.sec.gov (File No. 0-19582). Information contained on our website is neither part of nor incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

•

we compete with other transportation service providers of varying sizes, some of which may have more equipment, a broader global network, a wider range of services, more fully developed information technology systems, greater capital resources or other competitive advantages;

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

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;
•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;
•	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;
•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;
•	some customers may perceive our environmental, social and governance (“ESG”) profile to be less robust than that of our competitors, which could influence the selection of their carrier;
•	our customers may manage their inventory levels more closely to a “just-in-time” basis, which may increase our costs and adversely affect our ability to meet our customers’ needs;

•	consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments;
•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing; and
•	our competitors may adopt emerging or additional technologies that improve their operating effectiveness, which could negatively affect our ability to remain competitive.

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

Our growth strategy includes increasing the volume of freight moving through our existing service center network, selectively expanding our capacity and broadening the scope of our service offerings. In connection with our growth strategy, at various times, we have expanded and upgraded service centers, purchased additional equipment and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

•	shortages of suitable real estate may limit our growth and could cause congestion in our service center network, which could result in increased operating expenses;
•	growth may strain our management, capital resources, information systems and customer service;
•	hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs;
•	we may find it more difficult to maintain our corporate culture, which we believe has been a key contributor to our success; and
•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges.

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

Our customers’ and suppliers’ businesses may be impacted by various economic factors such as recessions, downturns in the economy, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse economic conditions, both in the U.S. and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy and any other action that the U.S. government may take to withdraw from or materially modify international trade arrangements, including related to the United States-Mexico-Canada Agreement, which was agreed upon on September 30, 2018 and is designed to replace the North American Free Trade Agreement, may lead to fewer goods being transported and could have a material adverse effect on our business, financial conditions and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain other actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union, China, and India, have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition.

Customers adversely impacted by changes in U.S. trade policies or otherwise encountering adverse economic conditions may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

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

The FMCSA’s Compliance, Safety, Accountability initiative (“CSA”) is an enforcement and compliance program designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action.

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

We are regulated by the DOT and by various state and federal agencies. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental regulations, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and driver hours of service. We are also subject to the costs and potential adverse impact of compliance associated with FMCSA’s ELD regulations and guidance, including the transition of our fleet and safety management systems from our legacy electronic AOBRDs to a new ELD hardware and software platform. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the TSA and CBP within the U.S. Department of Homeland Security. Regulatory requirements and changes in regulatory requirements or guidance, together with the growing compliance risks presented by increased differences between applicable federal and state regulations, may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services.

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

To attract and retain employees, we maintain a competitive health insurance plan for our employees and their dependents. We cannot predict the impact that any state or federal healthcare legislation or regulation will have on our operations, but we expect costs associated with providing benefits under employee medical plans and healthcare-related costs associated with workers’ compensation to continue to increase. Rising healthcare costs in the U.S. could result in significant long-term costs to us, which could have a material adverse effect on our operating results. In addition, rising healthcare costs could force us to make further changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

The price of our equipment may also be adversely affected in the future by regulations on newly manufactured tractors and diesel engines. We are subject to regulations issued by the U.S. Environmental Protection Agency (the “EPA”) and various state agencies, particularly the California Air Resources Board (“CARB”), that have required progressive reductions in exhaust emissions from diesel engines. We may become subject to new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. We are also unable to predict how any future changes in U.S. government policy will affect EPA and CARB regulation and enforcement. These regulations have resulted in higher prices for tractors and diesel engines and increased operating and maintenance costs, and there can be no assurance that continued increases in pricing or costs will not have an adverse effect on our business and results of operations.

We may be adversely impacted by fluctuations in the availability and price of diesel fuel.

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Future fluctuations in prices and diesel fuel availability could have a material adverse effect on our operating results. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, world supply and demand imbalances, tariffs, sanctions, and quotas or other changes to trade agreements. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to ensure adequate supply on a timely basis and to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

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

In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased legislative and regulatory focus on climate change, greenhouse gas emissions and the impact of global warming. State and local governments are increasingly considering greenhouse gas emissions regulation. This possibility of increased regulation of greenhouse gas emissions potentially exposes us to significant new taxes, fees and other costs. We are also subject to increasing sensitivity to sustainability issues. This increased focus on sustainability may result in new regulations and/or customer requirements that could adversely impact our business. Any future limitations on the emission of greenhouse gases, other environmental legislation or customer sustainability requirements could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

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

We arrange for transportation and logistics services to and from various international locations and are subject to both the risks of conducting international business and the requirements of the Foreign Corrupt Practices Act of 1977 (the “FCPA”). Failure to comply with the FCPA may result in legal claims against us. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, the renegotiation of international trade agreements, imposition of duties, taxes or government royalties imposed by foreign governments, which could adversely affect our business.

We are subject to legislative, regulatory, and legal developments involving taxes.

Taxes are a significant part of our expenses.  We are subject to U.S. federal and state income, payroll, property, sales and use, fuel, and other types of taxes. The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. Changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, higher tax rates, claims, audits, investigations or legal proceedings involving taxing authorities, could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters.

Our operations are subject to seasonal trends common in our industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes, floods, fires and other storms can also adversely impact our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

If we are unable to retain our key employees, or if we do not continue to effectively execute our succession plan, our financial condition, results of operations and liquidity could be adversely affected.

Our success will continue to depend upon the experience and leadership of our key employees and executive officers. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operations and liquidity if we are unable to secure replacement personnel who have sufficient experience in our industry and in the management of our business. If we are unable to continue to develop and retain a core group of management personnel and execute succession planning strategies, or we encounter any unforeseen difficulties associated with the transition of members of our management team, our business could be negatively impacted in the future.

Our principal shareholders control a large portion of our outstanding common stock.

Earl E. Congdon, David S. Congdon, John R. Congdon, Jr. and their affiliate family members beneficially own an aggregate of approximately 19% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.

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

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing value-added services to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer credit card and transaction data, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase in recent years. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we and our third-party service providers have experienced cyber-attacks and attempted breaches of our and their information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations.

Although our information systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

In the current environment of instantaneous communication and social media outlets, the quick and broad dissemination of information through media sources could cause damaging information about us, whether accurate or not, to be broadly publicized.  Unfavorable publicity about us or our employees could damage our reputation and the value of the Old Dominion brand and may result in a reduction in demand for our services or the loss of customers. Our reputation could also be impacted by negative perceptions or publicity regarding ESG issues or cybersecurity and data privacy concerns. Any unfavorable publicity and resulting erosion of trust and confidence could make it difficult for us to attract and retain customers and employees or require us to allocate significant resources to the rebuilding of our reputation and brand, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The market value of our common stock has recently been and may in the future be volatile, and could be substantially affected by various factors.

The price of our common stock on the Nasdaq Global Select Market changes constantly. We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity;
•	changes in analysts’ recommendations or projections;
•	failure to meet analysts’ projections;
•	general political, social, economic and capital market conditions;
•	announcements of developments related to our business;
•	operating and stock performance of other companies deemed to be peers;
•	actions by government regulators;
•	changes in key personnel;
•	fluctuations in trading volume, including substantial increases or decreases in reported holdings by significant shareholders;
•

expectations regarding our capital deployment program, including any existing or potential future share repurchase programs and any future dividend payments that may be declared by our Board of Directors, or any determination to cease repurchasing stock or paying dividends; and

•	news reports of trends, concerns and other issues related to us or our industry, including changes in regulations.

Our common stock price may continue to fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 168,000 square feet on 31.8 acres of land. At December 31, 2018, we operated 235 service centers, of which 203 were owned and 32 were leased. Our owned service centers include most of our larger facilities and account for approximately 94% of the total door capacity in our network. We own each of our major breakbulk facilities listed below and have provided the number of doors as of December 31, 2018.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Dallas, Texas	304
Columbus, Ohio	301
Harrisburg, Pennsylvania	300
Memphis, Tennessee	267
Rialto, California	265
Atlanta, Georgia	227
Greensboro, North Carolina	212
Salt Lake City, Utah	188

Our 235 facilities are strategically dispersed over the states in which we operate. At December 31, 2018, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without causing any material negative impact on service to our customers or our operating results.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 21, 2019, there were 72,192 holders of our common stock, including 108 shareholders of record.

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2018	81,548	$138.41	81,548	$207,118,163
November 1-30, 2018	437,647	$131.82	437,647	$149,428,758
December 1-31, 2018	135,028	$131.08	135,028	$131,729,611
Total	654,223	$132.49	654,223

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

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2013, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Nasdaq Industrial Transportation Index, for the five-year period ended December 31, 2018.

Cumulative Total Return

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Old Dominion Freight Line, Inc.	$100	$146	$111	$162	$249	$235
S&P 500 Total Return Index	$100	$114	$115	$129	$157	$150
Nasdaq Industrial Transportation Index	$100	$121	$94	$121	$154	$140

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating Data:
Revenue from operations	$4,043,695	$3,358,112	$2,991,517	$2,972,442	$2,787,897
Depreciation and amortization expense	230,357	205,763	189,867	165,343	146,466
Total operating expenses	3,226,644	2,782,226	2,507,682	2,474,202	2,346,590
Operating income	817,051	575,886	483,835	498,240	441,307
Interest (income) expense, net	(2,924)	1,414	4,274	5,001	6,502
Provision for income taxes	209,845	112,058	181,822	185,327	165,000
Net income (1)	605,668	463,774	295,765	304,690	267,514

Per Share Data:
Basic earnings per share	$7.39	$5.63	$3.56	$3.57	$3.10
Diluted earnings per share	$7.38	$5.63	$3.56	$3.57	$3.10
Cash dividends per share	$0.52	$0.40	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$190,282	$127,462	$10,171	$11,472	$34,787
Current assets	706,229	584,653	382,622	381,730	403,772
Total assets	3,545,283	3,068,424	2,696,247	2,466,504	2,206,866
Current liabilities	356,732	351,049	288,636	285,402	255,638
Long-term debt (including current maturities)	45,000	95,000	104,975	133,805	155,714
Shareholders’ equity	2,680,483	2,276,854	1,851,158	1,684,637	1,494,064

(1)	Our 2017 net income includes a provisional tax benefit of $104.9 million due to the remeasurement of our deferred taxes to reflect the impact of the Tax Act.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2018	2017	2016
Revenue from operations	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	51.3	53.7	55.2
Operating supplies and expenses	12.1	11.4	10.8
General supplies and expenses	2.9	3.2	2.9
Operating taxes and licenses	2.8	3.0	3.1
Insurance and claims	1.1	1.2	1.3
Communication and utilities	0.8	0.8	0.9
Depreciation and amortization	5.7	6.2	6.3
Purchased transportation	2.4	2.5	2.5
Building and office equipment rents	0.2	0.2	0.3
Miscellaneous expenses, net	0.5	0.7	0.5
Total operating expenses	79.8	82.9	83.8
Operating income	20.2	17.1	16.2
Interest (income) expense, net	(0.1)	0.1	0.1
Other expense (income), net	0.1	(0.1)	0.1
Income before income taxes	20.2	17.1	16.0
Provision for income taxes	5.2	3.3	6.1
Net income	15.0%	13.8%	9.9%

Our financial results for 2018 reflected Company records in revenue and profitability, as we exceeded $4.0 billion of annual revenue with an operating ratio below 80.0%.  We believe the increase in revenue during the year was driven by the continued strength of the domestic economy and consistent execution of our long-term strategy of providing industry-leading service to our customers at a fair price. These factors, combined with the increase in freight density in our service center network and our continued focus on improving operating efficiency, led to a 310 basis-point improvement in our operating ratio compared to 2017. As a result, our net income and diluted earnings per share increased 30.6% and 31.1%, respectively, in 2018 as compared to 2017.

2018 Compared to 2017

Key financial and operating metrics for 2018 and 2017 are presented below:

	2018	2017	Change	% Change
Work days	253	253	—	—
Revenue (in thousands)	$4,043,695	$3,358,112	$685,583	20.4
Operating ratio	79.8%	82.9%
Net income (in thousands)	$605,668	$463,774	$141,894	30.6
Diluted earnings per share	$7.38	$5.63	$1.75	31.1
LTL tons (in thousands)	9,379	8,519	860	10.1
LTL shipments (in thousands)	11,748	10,736	1,012	9.4
LTL weight per shipment (lbs.)	1,597	1,587	10	0.6
LTL revenue per hundredweight	$21.25	$19.39	$1.86	9.6
LTL revenue per shipment	$339.35	$307.66	$31.69	10.3
LTL revenue per intercity mile	$5.91	$5.46	$0.45	8.2
LTL intercity miles (in thousands)	674,506	605,204	69,302	11.5
Average length of haul (miles)	918	917	1	0.1

Revenue

Revenue increased $685.6 million, or 20.4% as compared to 2017, due to a $679.1 million increase in LTL revenue and a $6.5 million increase in non-LTL revenue. LTL revenue was higher in 2018 due to increases in both LTL tons and yield. The 10.1% increase in LTL tons during 2018 resulted from a 9.4% increase in LTL shipments and a 0.6% increase in LTL weight per shipment as compared to 2017. We believe these increases were driven by a stronger U.S. domestic economy and market share gains resulting from increased demand for the consistent levels of superior service that we provide to our customers.

LTL revenue per hundredweight increased 9.6% to $21.25 in 2018 as compared to 2017.  We believe the continued increase in our revenue per hundredweight reflects our consistent yield management process and a favorable pricing environment that resulted from general capacity constraints in the transportation industry. Our LTL revenue and yield were also positively impacted by an increase in fuel surcharges in 2018 as compared to 2017. Excluding fuel surcharges, LTL revenue per hundredweight increased 6.9% in 2018 compared to 2017.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the diesel fuel prices published by the DOE, which reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 13.3% in 2018 from 11.1% in 2017. This increase was due primarily to an increase in the average price per gallon for diesel fuel during 2018 as compared to 2017. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

January 2019 Update

Revenue per day increased 8.3% in January 2019 compared to the same month last year. LTL tons per day decreased 1.5%, due primarily to a 4.4% decrease in weight per shipment that was slightly offset by a 3.0% increase in LTL shipments. LTL revenue per hundredweight increased approximately 9.8% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $273.2 million, or 15.2% in 2018 due to a $201.6 million increase in salaries and wages and a $71.6 million increase in benefit costs. The increase in the costs attributable to salaries and wages was due primarily to an increase in the number of full-time employees and increases in our employees’ wages. Our average number of full-time employees increased 14.2% during 2018 as compared to 2017 to support our shipment growth. Salaries and wages also increased as a result of higher performance-based compensation and annual wage increases provided to our employees at the beginning of both September 2018 and September 2017. In addition, our costs were also impacted by productivity declines in our platform and P&D operations related to training of our new employees. Although our costs increased, our aggregate productive labor costs as a percent of revenue improved to 27.0% in 2018 compared to 28.3% in 2017. Our indirect salaries and wages as a percent of revenue also improved to 11.5% in 2018, compared to 12.0% in 2017.

Employee benefit costs increased $71.6 million or 15.9%, due primarily to the increase in our average number of full-time employees, enhancements to our employees’ paid time off benefits implemented in 2018, and higher 401(k) benefits directly linked to the increase in our net income. The change in our benefit costs was also impacted by a decrease in the costs of certain retirement benefits directly linked to the market price of our common stock, and lower workers’ compensation cost per employee in 2018 as compared to 2017. As a percent of salaries and wages, our benefit costs increased to 33.5% in 2018 compared to 33.2% in 2017.

Operating supplies and expenses increased $109.2 million, or 28.6% in 2018 as compared to 2017, due primarily to increased costs of diesel fuel. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in our diesel fuel costs, excluding fuel taxes, was due primarily to a 24.9% increase in our average cost per gallon of diesel fuel during 2018. In addition, our gallons consumed increased 10.8% in 2018 as compared to 2017 due primarily to an 11.1% increase in linehaul and P&D miles driven. We do not use diesel fuel hedging instruments; therefore our costs are subject to market price fluctuations.

Depreciation and amortization increased $24.6 million, or 12.0%, due primarily to the assets acquired as part of our 2017 and 2018 capital expenditure programs. We believe depreciation will continue to increase based on our 2019 capital expenditure program. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate in 2018 was 25.7% as compared to 19.5% in 2017. Our provision for income taxes in 2017 included a $104.9 million income tax benefit resulting from the revaluation of our deferred tax liabilities in connection with the passage of the Tax Act in December 2017. The Tax Act also lowered the federal statutory rate to 21% from 35% beginning in 2018. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

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

Revenue

Revenue increased $366.6 million, or 12.3% as compared to 2016, due to a $364.0 million increase in LTL revenue and a $2.6 million increase in non-LTL revenue. LTL revenue was higher in 2017 due to increases in both LTL tons and yield. The 7.4% increase in LTL tons during 2017 resulted from a 5.8% increase in LTL shipments and a 1.5% increase in LTL weight per shipment as compared to 2016. We believe our tonnage growth in 2017 was driven by a stronger economic environment and market share gains resulting from increased demand for the consistent levels of premium service that we provide to our customers.

LTL revenue per hundredweight increased 4.8% to $19.39 in 2017 as compared to 2016, despite the downward pressure on this metric created by the increase in our LTL weight per shipment and the decline in our average length of haul. We believe this increase in our LTL revenue per hundredweight reflected our continued focus on yield management which benefited from a favorable pricing environment. Our LTL revenue and yield were also positively impacted by an increase in fuel surcharges in 2017 as compared to 2016. Excluding fuel surcharges, LTL revenue per hundredweight increased 2.9% in 2017 as compared to 2016.

Most of our tariffs and contracts provide for a fuel surcharge that is generally indexed to the DOE’s published diesel fuel prices that reset each week. Our fuel surcharges are designed to offset fluctuations in the cost of petroleum-based products and are one of the many components included in the overall negotiated price we charge for our services. As a percent of revenue, fuel surcharges increased to 11.1% in 2017 from 9.5% in 2016. This increase was due primarily to an increase in the average price per gallon for diesel fuel during 2017 as compared to 2016. We regularly monitor the components of our pricing, including base freight rates and fuel surcharges. We also address any individual account profitability issues with our customers as part of our effort to minimize the negative impact on our profitability that would likely result from a rapid and significant change in any of our operating expenses.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $150.4 million, or 9.1% in 2017, due to a $122.3 million increase in salaries and wages and a $28.1 million increase in benefit costs. The increase in the costs attributable to salaries and wages was due primarily to the 3.0% increase in the average number of full-time employees in 2017, annual wage increases provided to our employees in September 2016 and 2017 and higher performance-based compensation linked to our operating results. In addition, we paid a special bonus to all non-executive employees in December 2017 following passage of the Tax Act that totaled $9.8 million. Although our costs increased, our aggregate productive labor costs as a percent of revenue decreased to 28.3% for 2017 from 28.9% for 2016 and our other indirect salaries and wages as a percent of revenue decreased to 12.0% for 2017 from 12.2% for 2016.

Employee benefit costs increased $28.1 million or 6.7%, due primarily to an increase in our average number of full-time employees and higher wage rates, which led to higher payroll-related taxes and paid-time-off benefits. Our employee benefit costs also increased for certain retirement benefit plans directly linked to the improvement in our net income and the share price of our common stock. Our group health costs and workers’ compensation expenses decreased as a percent of salaries and wages, which contributed to the overall improvement in total employee benefit costs as a percent of salaries and wages to 33.2% for 2017 from 34.2% for 2016.

Operating supplies and expenses increased $58.8 million, or 18.2% in 2017 as compared to 2016, due primarily to increased costs of diesel fuel. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in our diesel fuel costs, excluding fuel taxes, was due primarily to a 23.5% increase in our average cost per gallon of diesel fuel during 2017. In addition, our gallons consumed increased 4.3% in 2017 as compared to 2016 due primarily to a 4.5% increase in linehaul and P&D miles driven. We do not use diesel fuel hedging instruments, and our costs are therefore subject to market price fluctuations.

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

Our effective tax rate in 2017 was 19.5% as compared to 38.1% in 2016. Our provision for income taxes in 2017 included a $104.9 million income tax benefit resulting from the revaluation of our deferred tax liabilities in connection with the passage of the Tax Act in December 2017. In addition, our effective tax rates for 2017 and 2016 were favorably impacted by various tax credits. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2018	2017	2016
Cash and cash equivalents at beginning of year	$127,462	$10,171	$11,472
Cash flows provided by (used in):
Operating activities	900,116	536,294	565,583
Investing activities	(580,391)	(367,746)	(407,400)
Financing activities	(256,905)	(51,257)	(159,484)
Increase (decrease) in cash and cash equivalents	62,820	117,291	(1,301)
Cash and cash equivalents at end of year	$190,282	$127,462	$10,171

The change in our cash flows provided by operating activities during 2018 as compared to 2017 was impacted by an increase in income before income taxes of $239.7 million, an increase in depreciation and amortization of $24.6 million, a decrease in income taxes paid of $29.4 million and fluctuations in certain working capital accounts.

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

The changes in cash flows used in financing activities for all periods were due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt, which includes our senior unsecured revolving line of credit. Our financing arrangements are more fully described below under “Financing Agreements.” Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders,” respectively.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Land and structures	$247,291	$179,150	$161,646
Tractors	185,209	123,152	114,166
Trailers	98,835	37,424	94,040
Technology	20,309	19,329	18,428
Other equipment and assets	36,648	23,070	29,661
Less: Proceeds from sales	(6,983)	(12,240)	(10,541)
Total	$581,309	$369,885	$407,400

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

We currently estimate capital expenditures will be approximately $490 million for the year ending December 31, 2019. Approximately $220 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $175 million is allocated for the purchase of tractors and trailers; and approximately $95 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

During the years ended December 31, 2018, 2017 and 2016, we repurchased 1,175,565, 91,921 and 2,062,841 shares of our common stock under our repurchase programs for an aggregate of $163.3 million, $8.0 million and $130.3 million, respectively. As of December 31, 2018, we had $131.7 million remaining authorized under the 2018 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.13 per share for each quarter of 2018 and a cash dividend of $0.10 per share for each quarter of 2017. We did not declare or pay any dividends on our common stock during 2016.

On February 7, 2019, we announced that our Board of Directors had declared a cash dividend of $0.17 per share of our common stock. The dividend is payable on March 20, 2019 to shareholders of record at the close of business on March 6, 2019. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our revolving credit facility. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations and, if needed, borrowings under our revolving credit facility.

Financing Agreements

We had one unsecured senior note agreement with a principal amount outstanding of $45.0 million and $95.0 million at December 31, 2018 and December 31, 2017, respectively. Our unsecured senior note agreement called for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018. A second scheduled principal payment of $45.0 million is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were and are 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at December 31, 2018 and December 31, 2017, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement originally provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $350.0 million.

On September 9, 2016, we exercised a portion of the accordion feature and entered into an amendment to the Credit Agreement to increase the aggregate commitments from existing lenders by $50.0 million to an aggregate of $300.0 million. Of the $300.0 million line of credit commitments under the Credit Agreement, as amended, up to $100.0 million may be used for letters of credit.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	December 31,
(In thousands)	2018	2017
Facility limit	$300,000	$300,000
Line of credit borrowings	—	—
Outstanding letters of credit	(61,455)	(71,368)
Available borrowing capacity	$238,545	$228,632

With the exception of borrowings pursuant to the Credit Agreement, interest rates are fixed on all of our debt instruments. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our senior note agreement and Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements. The Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2018.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2018, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2018:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Senior Notes	$51,467	$2,156	$49,311	$—	$—
Operating lease obligations	108,709	12,502	23,560	16,026	56,621
Purchase obligations	196,625	193,429	2,203	993	—
Total	$356,801	$208,087	$75,074	$17,019	$56,621

(1)

Contractual obligations include principal and interest on our senior notes; operating leases consisting primarily of real estate and automotive leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2019 and information technology agreements. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

Critical Accounting Policies

In preparing our financial statements, we apply the following critical accounting policies that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses. These critical accounting policies are further described in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

Revenue Recognition

Our revenue is generated from providing transportation and related services to customers in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with Accounting Standards Update (“ASU”) 2014-09. With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. Payment terms vary by customer and are short-term in nature.

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

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, group health and dental. The related costs are charged to insurance and claims expense except for workers’ compensation, group health and dental, which are charged to employee benefits expense.

Insurers providing excess coverage above a company’s SIR or deductible levels typically adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our SIR and deductible levels to determine the most cost-efficient balance between our exposure and excess coverage.

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

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2018. Our employment agreement with Earl E. Congdon (which expired in accordance with its terms on November 1, 2018) and our employment agreement with David S. Congdon are incorporated by reference as exhibits to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Prior to 2018, we utilized the services of Old Dominion Truck Leasing, Inc. (“Leasing”), leased property to Leasing, and collaborated with Leasing for the purchase of certain equipment and fuel. Leasing, which historically had been primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services, was acquired by Penske Truck Leasing during the third quarter of 2017 (the “Penske Acquisition”). Prior to the Penske Acquisition, John R. Congdon, Jr. served as Leasing’s Chairman of the Board and CEO, and Earl E. Congdon and David S. Congdon each served on Leasing’s board of directors.

Our business relationships with Leasing, as well as the positions held at Leasing by John R. Congdon, Jr., Earl E. Congdon and David S. Congdon, ceased in the third quarter of 2017 in connection with the Penske Acquisition. Prior to the Penske Acquisition, we purchased $110,000 and $254,000 of maintenance and other services from Leasing in 2017 and 2016, respectively. In addition, we received $6,000 and $12,000 from Leasing for the rental of property in 2017 and 2016, respectively.

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

We are exposed to market risk for investments relating to Company-owned life insurance contracts on certain current and former employees. The cash surrender value for variable life insurance contracts was $45.7 million of the $47.7 million, and $50.9 million of the $53.1 million, of aggregate cash surrender values for all life insurance contracts included on our Balance Sheets at December 31, 2018 and 2017, respectively. The underlying investments in our variable life insurance contracts expose us to market fluctuations. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments on December 31, 2018. A 10% change in market value would have caused a $4.6 million and a $5.1 million impact on our pre-tax income in 2018 and 2017, respectively.

We are exposed to market risk for awards previously granted under our employee and director phantom stock plans. The liability for the unsettled outstanding awards is remeasured at the end of each reporting period based on the price of our common stock. The total liability for unsettled awards granted under these phantom stock plans totaled $57.2 million and $56.6 million at December 31, 2018 and 2017, respectively. To provide a meaningful assessment of market risk for our employee and director phantom stock plans, we performed a sensitivity analysis using a 10% change in the price of our common stock at December 31, 2018. A 10% change in market value of our common stock would have caused a $5.7 million impact on our operating income with respect to these plans in both 2018 and 2017, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$190,282	$127,462
Customer receivables, less allowances of $9,913 and $9,465, respectively	427,569	394,169
Other receivables	40,691	21,612
Prepaid expenses and other current assets	47,687	41,410
Total current assets	706,229	584,653
Property and equipment:
Revenue equipment	1,811,233	1,591,036
Land and structures	1,796,868	1,548,079
Other fixed assets	454,432	432,146
Leasehold improvements	10,619	8,668
Total property and equipment	4,073,152	3,579,929
Less: Accumulated depreciation	(1,318,209)	(1,175,470)
Net property and equipment	2,754,943	2,404,459
Goodwill	19,463	19,463
Other assets	64,648	59,849
Total assets	$3,545,283	$3,068,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,518	$73,729
Compensation and benefits	198,456	152,566
Claims and insurance accruals	53,263	49,949
Other accrued liabilities	26,495	24,805
Current maturities of long-term debt	—	50,000
Total current liabilities	356,732	351,049
Long-term debt	45,000	45,000
Other non-current liabilities	215,399	205,561
Deferred income taxes	247,669	189,960
Total long-term liabilities	508,068	440,521
Total liabilities	864,800	791,570
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 81,231,131 and 82,375,945 shares outstanding at December 31, 2018 and 2017, respectively	8,123	8,238
Capital in excess of par value	142,176	138,359
Retained earnings	2,530,184	2,130,257
Total shareholders’ equity	2,680,483	2,276,854
Total liabilities and shareholders’ equity	$3,545,283	$3,068,424

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Revenue from operations	$4,043,695	$3,358,112	$2,991,517

Operating expenses:
Salaries, wages and benefits	2,075,602	1,802,440	1,652,055
Operating supplies and expenses	491,030	381,798	322,997
General supplies and expenses	119,180	107,733	86,626
Operating taxes and licenses	112,210	99,778	92,426
Insurance and claims	44,118	41,718	37,861
Communications and utilities	31,070	27,754	27,904
Depreciation and amortization	230,357	205,763	189,867
Purchased transportation	96,017	84,747	74,051
Building and office equipment rents	6,446	7,984	7,920
Miscellaneous expenses, net	20,614	22,511	15,975
Total operating expenses	3,226,644	2,782,226	2,507,682

Operating income	817,051	575,886	483,835

Non-operating expense (income):
Interest expense	189	2,154	4,332
Interest income	(3,113)	(740)	(58)
Other expense (income), net	4,462	(1,360)	1,974
Total non-operating expense	1,538	54	6,248

Income before income taxes	815,513	575,832	477,587
Provision for income taxes	209,845	112,058	181,822
Net income	$605,668	$463,774	$295,765

Earnings per share:
Basic	$7.39	$5.63	$3.56
Diluted	$7.38	$5.63	$3.56

Weighted average shares outstanding:
Basic	81,923,564	82,308,417	83,112,012
Diluted	82,019,781	82,407,068	83,153,659

Dividends declared per share	$0.52	$0.40	$—

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2015	84,412	$8,441	$134,401	$1,541,795	$1,684,637
Net income	—	—	—	295,765	295,765
Share repurchases	(2,063)	(206)	—	(130,110)	(130,316)
Share-based compensation and restricted share issuances, net of taxes	68	7	1,065	—	1,072
Balance as of December 31, 2016	82,417	8,242	135,466	1,707,450	1,851,158
Net income	—	—	—	463,774	463,774
Share repurchases	(92)	(9)	—	(8,004)	(8,013)
Cash dividends declared	—	—	—	(32,963)	(32,963)
Share-based compensation and restricted share issuances, net of taxes	51	5	2,893	—	2,898
Balance as of December 31, 2017	82,376	8,238	138,359	2,130,257	2,276,854
Net Income	—	—	—	605,668	605,668
Share repurchases	(1,176)	(118)	—	(163,147)	(163,265)
Cash dividends declared	—	—	—	(42,594)	(42,594)
Share-based compensation and restricted share issuances, net of taxes	31	3	3,817	—	3,820
Balance as of December 31, 2018	81,231	$8,123	$142,176	$2,530,184	$2,680,483

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$605,668	$463,774	$295,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230,357	205,763	189,867
Loss on sale of property and equipment	477	1,274	168
Deferred income taxes	57,709	(82,639)	34,808
Share-based compensation	4,894	3,242	1,410
Changes in assets and liabilities:
Customer and other receivables, net	(34,666)	(76,353)	(11,176)
Prepaid expenses and other assets	(12,003)	(12,885)	(21,227)
Accounts payable	4,789	(15,487)	22,442
Compensation, benefits and other accrued liabilities	47,552	25,330	4,965
Claims and insurance accruals	8,142	1,843	6,548
Income taxes, net	(17,813)	(4,939)	21,184
Other liabilities	5,010	27,371	20,829
Net cash provided by operating activities	900,116	536,294	565,583

Cash flows from investing activities:
Purchase of property and equipment	(588,292)	(382,125)	(417,941)
Proceeds from sale of property and equipment	6,983	12,240	10,541
Other investing activities, net	918	2,139	—
Net cash used in investing activities	(580,391)	(367,746)	(407,400)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(50,000)	—	(26,488)
Net payments on revolving line of credit	—	(9,975)	(2,342)
Dividends paid	(42,566)	(32,925)	—
Payments for share repurchases	(163,265)	(8,013)	(130,316)
Other financing activities, net	(1,074)	(344)	(338)
Net cash used in financing activities	(256,905)	(51,257)	(159,484)

Increase (decrease) in cash and cash equivalents	62,820	117,291	(1,301)
Cash and cash equivalents at beginning of year	127,462	10,171	11,472
Cash and cash equivalents at end of year	$190,282	$127,462	$10,171

Income taxes paid	$170,035	$199,404	$123,395
Interest paid	$4,525	$5,442	$6,417
Capitalized interest	$3,237	$3,309	$2,262

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are a leading, less-than-truckload (“LTL”), union-free motor carrier providing regional, inter-regional and national LTL services through a single integrated organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting.

We have one operating segment and no single customer exceeds 5% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2018	2017	2016
LTL services	$3,982,658	$3,303,611	$2,939,572
Other services	61,037	54,501	51,945
Total revenue	$4,043,695	$3,358,112	$2,991,517

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

Revenue and Expense Recognition

We recognize revenue based upon when our transportation and related services have been completed in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements with our customers. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with Accounting Standards Update (“ASU”) 2014-09. With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. Payment terms vary by customer and are short-term in nature.

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

We also maintain an allowance for estimated revenue adjustments resulting from future billing corrections, customer allowances, money-back service guarantees and other miscellaneous revenue adjustments. These revenue adjustments are recorded in

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

our revenue from operations. We use historical experience, trends, current information and anticipated changes to future performance to update and evaluate these estimates.

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

Depreciation expense, which includes the amortization of capital leases, was $230.4 million, $205.6 million and $189.6 million for 2018, 2017 and 2016, respectively.

Goodwill

Intangible assets have been acquired in connection with business combinations and represent goodwill. Goodwill is calculated as the excess cost over the fair value of assets acquired and is not subject to amortization. We review goodwill annually for impairment as a single reporting unit, unless circumstances dictate more frequent assessments, in accordance with ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an initial assessment, commonly referred to as “step zero”, of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and also provides a basis for determining whether it is necessary to perform the goodwill impairment test required by Accounting Standards Codification (“ASC”) Topic 350.

We performed the qualitative assessment of goodwill on our annual measurement date of October 1, 2018 and determined that it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

Claims and Insurance Accruals

As of December 31, 2018, we maintained a self-insured retention (“SIR”) of $2.75 million per occurrence for bodily injury and property damage (“BIPD”) claims, plus a one-time, $2.5 million aggregate corridor deductible applicable per policy period to any claim that exceeds $5.0 million and occurs after March 30, 2016, and a deductible of $1.0 million per occurrence for workers’ compensation claims. We also had a SIR of $1.0 million per covered person paid during 2018 for group health claims.

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, group health and group dental. These accruals include amounts for future claims development and claims incurred but not reported, which are primarily based on historical claims development experience. The related cost for cargo loss and damage and BIPD is

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

charged to “Insurance and claims” on our Statements of Operations, while the related costs for workers’ compensation, group health and group dental are charged to “Salaries, wages and benefits” on our Statements of Operations.

Our liability for claims and insurance totaled $135.8 million and $127.6 million at December 31, 2018 and 2017, respectively. The long-term portions of those reserves were $82.5 million and $77.7 million for 2018 and 2017, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock and restricted stock which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense (benefit) recognized for all share-based compensation awards was $10.7 million, $22.7 million and $16.2 million during 2018, 2017, and 2016, respectively. The total tax benefit recognized related to these awards was ($3.2) million, ($9.0) million and ($6.3) million during 2018, 2017, and 2016, respectively.

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

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $28.2 million, $27.3 million and $20.5 million for 2018, 2017 and 2016, respectively.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, was $45.0 million and $95.0 million at December 31, 2018 and 2017, respectively. The estimated fair value of our total long-term debt, including current maturities, was $45.6 million and $97.1 million at December 31, 2018 and 2017, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

Our stock repurchase program, which was previously announced on May 23, 2016 and pursuant to which we could repurchase up to an aggregate of $250.0 million of our outstanding common stock, expired in accordance with its terms during the second quarter of 2018. On May 17, 2018, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “2018 Repurchase Program”). Under the 2018 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of December 31, 2018, we had $131.7 million remaining authorized under the 2018 Repurchase Program.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU supersedes the previous revenue recognition requirements in Accounting Standards Codification Topic 605 – Revenue Recognition. The guidance provides a five-step analysis to determine when and how revenue is recognized and further enhances disclosure requirements. Transition methods under ASU 2014-09 must be through (i) retrospective application to each prior reporting period presented, or (ii) modified retrospective application with a cumulative effect adjustment at the date of initial application.

Our revenue is generated from providing transportation and related services to customers in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with ASU 2014-09. With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. Payment terms vary by customer and are short-term in nature.

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective application. The adoption of this standard did not have a material impact on how we recognize revenue or to our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides companies with an additional optional transition method to apply the new standard to leases in effect at the adoption date through a cumulative effect adjustment. We will adopt the new lease standard as of January 1, 2019 using this optional transition method. We plan to elect the package of practical expedients referenced in ASU 2016-02, which permits companies to retain original lease identification and classification without reassessing initial direct costs for existing leases. We also plan to elect the practical expedient that exempts leases with an initial lease term of less than twelve months, as well as the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components. Our adoption of this standard is expected to result in the recognition of a right-of-use asset and a lease liability on our Balance Sheet of between $65 million and $70 million, with an immaterial impact, if any, on our Statement of Operations; however, our estimate is subject to change as we finalize our implementation. We are also implementing enhanced internal controls to comply with the reporting and disclosure requirements of the standard.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2018	2017
Senior notes	$45,000	$95,000
Revolving credit facility	—	—
Total long-term debt	45,000	95,000
Less: Current maturities	—	(50,000)
Total maturities due after one year	$45,000	$45,000

We had one unsecured senior note agreement with an amount outstanding of $45.0 million and $95.0 million at December 31, 2018 and 2017, respectively. Our unsecured senior note agreement called for a scheduled principal payment of $50.0 million, which was paid on January 3, 2018. A second scheduled principal payment of $45.0 million is due on January 3, 2021. Interest rates on the January 3, 2018 and January 3, 2021 scheduled principal payments were 4.00% and 4.79%, respectively. The effective average interest rate on our outstanding senior note agreement was 4.79% and 4.37% at December 31, 2018 and 2017, respectively.

On December 15, 2015, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) serving as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement originally provided

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

for a five-year, $250.0 million senior unsecured revolving line of credit and a $100.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $350.0 million.

On September 9, 2016, we exercised a portion of the accordion feature and entered into an amendment to the Credit Agreement to increase the aggregate commitments from existing lenders by $50.0 million to an aggregate of $300.0 million. Of the $300.0 million line of credit commitments under the Credit Agreement, as amended, up to $100.0 million may be used for letters of credit.

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

For each of the years ended December 31, 2018 and 2017, the applicable margin on LIBOR loans and letter of credit fees was 1.0% and commitment fees were 0.125%. There were $61.5 million and $71.4 million of outstanding letters of credit at December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, our only long-term debt was $45 million, which will mature in 2021.

Note 3. Leases

We lease certain assets under operating leases, which primarily consist of real estate leases for 32 of our 235 service center locations and automotive leases for our company cars at December 31, 2018. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

Future minimum annual lease payments for assets under operating leases as of December 31, 2018 are as follows:

(In thousands)	Total
2019	$12,502
2020	12,162
2021	11,398
2022	9,251
2023	6,775
Thereafter	56,621
$108,709

Aggregate expense under operating leases was $12.6 million, $14.1 million and $13.8 million for 2018, 2017 and 2016, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. We did not have any assets under capital leases at each of December 31, 2018 and 2017.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$113,491	$169,053	$126,903
State	38,647	25,644	20,111
	152,138	194,697	147,014
Deferred:
Federal	49,125	(81,551)	29,354
State	8,582	(1,088)	5,454
	57,707	(82,639)	34,808
Total provision for income taxes	$209,845	$112,058	$181,822

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and made several other changes to long-held tax rules. An income tax benefit of $104.9 million was recorded in our provision for income taxes in the year ended December 31, 2017 to reflect the estimated impact of the Tax Act on our net deferred tax liabilities. In 2018, we completed our accounting for the effects of the Tax Act and no material changes in our initial estimate were required.

          The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2018, 2017 and 2016:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Tax provision at statutory rate	$171,258	$201,541	$167,156
State income taxes, net of federal benefit	36,396	20,277	16,711
Revaluation of deferred taxes in connection with the Tax Act	—	(104,864)	—
Other, net	2,191	(4,896)	(2,045)
Total provision for income taxes	$209,845	$112,058	$181,822

Deferred tax assets and liabilities, which are included in “Other assets” and “Deferred income taxes” on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Claims and insurance reserves	$27,433	$29,008
Accrued vacation	17,932	17,832
Deferred compensation	31,306	29,220
Other	20,861	15,157
Total deferred tax assets	97,532	91,217

Deferred tax liabilities:
Depreciation and amortization	(339,311)	(266,730)
Unrecognized revenue	—	(10,007)
Other	(3,151)	(1,703)
Total deferred tax liabilities	(342,462)	(278,440)
Net deferred tax liability	$(244,930)	$(187,223)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2015 through 2018. We also remain open to examination by various state tax jurisdictions for tax years 2014 through 2018.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2018 and 2017. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2018. Our employment agreement with Earl E. Congdon (which expired in accordance with its terms on November 1, 2018) and our employment agreement with David S. Congdon are incorporated by reference as exhibits to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Transactions with Old Dominion Truck Leasing, Inc.

Prior to 2018, we utilized the services of Old Dominion Truck Leasing, Inc. (“Leasing”), leased property to Leasing, and collaborated with Leasing for the purchase of certain equipment and fuel. Leasing, which historically had been primarily engaged in the business of leasing tractors, trailers and other vehicles as well as providing contract dedicated fleet services, was acquired by Penske Truck Leasing during the third quarter of 2017 (the “Penske Acquisition”). Prior to the Penske Acquisition, John R. Congdon, Jr. served as Leasing’s Chairman of the Board and CEO, and Earl E. Congdon and David S. Congdon each served on Leasing’s board of directors.

Our business relationships with Leasing, as well as the positions held at Leasing by John R. Congdon, Jr., Earl E. Congdon and David S. Congdon, ceased in the third quarter of 2017 in connection with the Penske Acquisition. Prior to the Penske Acquisition, we purchased $110,000 and $254,000 of maintenance and other services from Leasing in 2017 and 2016, respectively. In addition, we received $6,000 and $12,000 from Leasing for the rental of property in 2017 and 2016, respectively.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Substantially all employees meeting certain service requirements are eligible to participate in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2018, 2017 and 2016 were $59.8 million, $35.9 million and $28.9 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $62.9 million and $61.5 million at December 31, 2018 and 2017, respectively, of which $60.8 million and $59.5 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2018 and 2017, respectively.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following table provides a reconciliation of the number of common shares used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Weighted average shares outstanding - basic	81,923,564	82,308,417	83,112,012
Dilutive effect of share-based awards	96,217	98,651	41,647
Weighted average shares outstanding - diluted	82,019,781	82,407,068	83,153,659

Note 8. Share-Based Compensation

Stock Incentive Plan

On May 19, 2016, our shareholders approved the Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (the “Stock Incentive Plan”) previously approved by our Board of Directors. The Stock Incentive Plan, under which awards may be granted until May 18, 2026 or the Stock Incentive Plan’s earlier termination, serves as our primary equity incentive plan and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards or dividend equivalent awards to selected employees and non-employee directors. The maximum number of shares of common stock that we may issue or deliver pursuant to awards granted under the Stock Incentive Plan is 2,000,000 shares.

Restricted Stock Awards

During 2018, 2017 and 2016, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment or service. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock. Compensation cost is recognized on a straight-line basis over the requisite service period of each award and is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested At January 1, 2018	97,098	$79.58
Granted	46,119	137.78
Vested	(43,931)	79.86
Forfeited	(8,105)	100.09
Unvested at December 31, 2018	91,181	$107.06

The weighted average grant date fair value per restricted stock award granted during fiscal years 2018, 2017 and 2016 was $137.78, $90.16 and $63.94, respectively. The total fair value of vested restricted stock awards for fiscal year 2018 and 2017 was $6.2 million and $2.7 million respectively. No restricted stock awards vested during fiscal year 2016. At December 31, 2018, the Company had $5.5 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.6 years.

Phantom Stock Plan

On October 30, 2012, our Board of Directors approved and we adopted the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan, as amended on January 29, 2015 (the “2012 Phantom Stock Plan”). Under the 2012 Phantom Stock Plan, 1,000,000 shares of phantom stock may be awarded, each of which represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which is the earliest of the date of the participant’s (i) termination of employment for any reason other than for cause, (ii) death or (iii) total disability. Each award vests in 20% increments on the

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

anniversary of the grant date provided that the participant (i) has been continuously employed by us since the grant date, (ii) has been continuously employed by us for ten years and (iii) has reached the age of 65. Vesting also occurs on the earliest of (i) a change in control, (ii) death or (iii) total disability. Awards are settled in cash after the required vesting period has been satisfied and upon termination of employment. Unvested shares are forfeited upon termination of employment, although our Board of Directors has authority to modify and/or accelerate the vesting of awards.

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended January 1, 2009, May 18, 2009, May 17, 2011 and January 29, 2015 (the “2005 Phantom Stock Plan” and, together with the 2012 Phantom Stock Plan, the “Employee Phantom Plans”). The 2005 Phantom Stock Plan expired in May 2012; however, grants under the 2005 Phantom Stock Plan remain outstanding. Each share of phantom stock awarded to eligible employees under the 2005 Phantom Stock Plan represents a contractual right to receive an amount in cash equal to the fair market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age, (ii) death or (iii) total disability. Awards are settled in cash after the required vesting period has been satisfied and upon termination of employment.

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

A summary of cash payments for settled shares and compensation costs recognized in “Salaries, wages and benefits” on our Statements of Operations for the Employee Phantom Plans is provided below:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash payments for settled shares	$2,360	$3,066	$2,442
Compensation expense	5,283	16,910	12,694

Unrecognized compensation cost for all unvested shares under the Employee Phantom Plans as of December 31, 2018 was $10.1 million based on the fair market value of the award on that date.

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended April 1, 2011, February 20, 2014, August 7, 2014 and February 25, 2016 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each eligible non-employee director was granted an annual award of phantom shares. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and authorized the subsequent annual grants to be made thereafter. For each vested phantom share, participants are entitled to an amount in cash equal to the fair market value of the award on the date that service as a director terminates for any reason. Our shareholders approved the Stock Incentive Plan at our 2016 Annual Meeting of Shareholders; as a result, no phantom shares have been granted under the Phantom Plans since such approval.

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

A summary of cash payments for settled shares and compensation costs recognized in “Miscellaneous expenses, net” on our Statements of Operations for the Director Phantom Stock Plan is provided below:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Cash payments for settled shares	$198	$474	$278
Compensation expense	491	2,588	2,098

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2018 for the Phantom Plans is provided below. Of these awards, 356,789 and 360,481 phantom shares were vested at December 31, 2018 and 2017, respectively.

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2017	491,465	68,162	559,627
Granted	—	—	—
Settled	(23,419)	(14,091)	(37,510)
Forfeited	(1,659)	—	(1,659)
Balance of shares outstanding at December 31, 2018	466,387	54,071	520,458

The liability for unsettled phantom stock awards under the Phantom Plans consists of the following:

	December 31,
(In thousands)	2018	2017
Employee Phantom Plans	$50,233	$48,148
Director Phantom Stock Plan	7,000	8,436
Total	$57,233	$56,584

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

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2018 and 2017 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2018
Revenue	$925,020	$1,033,498	$1,058,233	$1,026,944	$4,043,695
Operating income	149,340	220,481	228,385	218,845	817,051
Net income	109,333	163,434	173,442	159,459	605,668
Earnings per share:
Basic	1.33	1.99	2.12	1.96	7.39
Diluted	1.33	1.99	2.12	1.95	7.38
Cash dividends declared per share	0.13	0.13	0.13	0.13	0.52

2017
Revenue	$754,096	$839,912	$872,987	$891,117	$3,358,112
Operating income	108,122	160,432	163,875	143,457	575,886
Net income (1)	65,792	98,418	102,314	197,250	463,774
Earnings per share:
Basic	0.80	1.20	1.24	2.40	5.63
Diluted	0.80	1.19	1.24	2.39	5.63
Cash dividends declared per share	0.10	0.10	0.10	0.10	0.40

(1)	During the fourth quarter of 2017, we recorded a provisional tax benefit of $104.9 million due to the remeasurement of our deferred taxes to reflect the impact of the Tax Act.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2018, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 27, 2019, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

February 27, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2019 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

We have adopted a “Code of Business Conduct” that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct is publicly available and is posted on our website at https://ir.odfl.com/governance-docs. To the extent permissible under applicable law, the rules of the SEC and Nasdaq listing standards, we intend to disclose on our website any amendment to our Code of Business Conduct, or any grant of a waiver from a provision of our Code of Business Conduct, that requires disclosure under applicable law, the rules of the SEC or Nasdaq listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2019 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2019 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2019 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2019 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2018 and December 31, 2017

Statements of Operations – Years ended December 31, 2018, December 31, 2017 and December 31, 2016

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2018, December 31, 2017 and December 31, 2016

Statements of Cash Flows – Years ended December 31, 2018, December 31, 2017 and December 31, 2016

Notes to the Financial Statements

(a)(2)  Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2016	$4,453	$1,427	$2,797	$3,083
2017	$3,083	$2,555	$2,150	$3,488
2018	$3,488	$3,846	$3,702	$3,632

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

FOR YEAR ENDED DECEMBER 31, 2018

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

4.11

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

Exhibit No.	Description

10.17.22*

Second Amendment to Amended and Restated Employment Agreement, effective October 20, 2016, by and between Old Dominion Freight Line, Inc. and David S. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on October 26, 2016)

10.17.23*

Third Amendment to Amended and Restated Employment Agreement, effective May 16, 2018, by and between Old Dominion Freight Line, Inc. and David S. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K/A filed on May 17, 2018)

10.18.4*

Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.7*

Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.9*

2014 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective February 20, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.10*

Old Dominion Freight Line, Inc. Non-Executive Director Compensation Structure, effective January 1, 2016 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

10.18.11*

Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2018 Annual Meeting of Shareholders (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018)

10.19.1*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005)

10.19.3*

Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.19.4*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.5*

Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.19.7*

2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

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

Exhibit No.	Description

10.19.12*

Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives (As Amended and Restated Effective October 31, 2018) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 1, 2018)

10.20.1*

2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010)

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

10.21*	Old Dominion Freight Line, Inc. Performance Incentive Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

10.21.1*	Old Dominion Freight Line, Inc. Performance Incentive Plan (As Amended and Restated Through January 30, 2019)

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

10.23.3*	Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (Employees)

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2018 and 2017, (ii) the Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to the Financial Statements

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 27, 2019	By:	/s/ GREG C. GANTT
Greg C. Gantt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Senior Executive Chairman of the Board of Directors	February 27, 2019
Earl E. Congdon

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 27, 2019
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 27, 2019
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 27, 2019
John R. Congdon, Jr.

/s/ BRADLEY R. GABOSCH	Director	February 27, 2019
Bradley R. Gabosch

/s/ PATRICK D. HANLEY	Director	February 27, 2019
Patrick D. Hanley

/s/ JOHN D. KASARDA	Director	February 27, 2019
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 27, 2019
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 27, 2019
D. Michael Wray
/s/ GREG C. GANTT	President, Chief Executive Officer and Director	February 27, 2019
Greg C. Gantt	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 27, 2019
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ KIMBERLY S. MAREADY	Vice President – Accounting and Finance	February 27, 2019
Kimberly S. Maready	(Principal Accounting Officer)