Form 10-Q
period 2019-03-31
OLD DOMINION FREIGHT LINE INC/VA
filed 2019-05-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.10 par value)	ODFL	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

As of May 6, 2019 there were 80,946,620 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2019	December 31,
(In thousands, except share and per share data)	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$280,627	$190,282
Customer receivables, less allowances of $10,215 and $9,913, respectively	447,242	427,569
Other receivables	8,091	40,691
Prepaid expenses and other current assets	47,918	47,687
Total current assets	783,878	706,229

Property and equipment:
Revenue equipment	1,835,518	1,811,233
Land and structures	1,829,360	1,796,868
Other fixed assets	463,326	454,432
Leasehold improvements	10,873	10,619
Total property and equipment	4,139,077	4,073,152
Accumulated depreciation	(1,377,220)	(1,318,209)
Net property and equipment	2,761,857	2,754,943

Goodwill	19,463	19,463
Other assets	138,844	64,648
Total assets	$3,704,042	$3,545,283

Note: The Condensed Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2019	December 31,
(In thousands, except share and per share data)	(Unaudited)	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,397	$78,518
Compensation and benefits	174,346	198,456
Claims and insurance accruals	50,570	53,263
Other accrued liabilities	53,842	26,495
Total current liabilities	358,155	356,732

Long-term liabilities:
Long-term debt	45,000	45,000
Other non-current liabilities	282,847	215,399
Deferred income taxes	247,669	247,669
Total long-term liabilities	575,516	508,068
Total liabilities	933,671	864,800

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 81,071,908 and 81,231,131 shares outstanding at March 31, 2019 and December 31, 2018, respectively	8,107	8,123
Capital in excess of par value	143,123	142,176
Retained earnings	2,619,141	2,530,184
Total shareholders’ equity	2,770,371	2,680,483
Total liabilities and shareholders’ equity	$3,704,042	$3,545,283

Note: The Condensed Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2019	2018
Revenue from operations	$990,782	$925,020

Operating expenses:
Salaries, wages and benefits	522,344	501,311
Operating supplies and expenses	121,357	115,936
General supplies and expenses	31,560	29,976
Operating taxes and licenses	29,071	26,788
Insurance and claims	11,172	11,099
Communications and utilities	7,839	7,046
Depreciation and amortization	63,073	53,481
Purchased transportation	20,687	21,740
Miscellaneous expenses, net	5,253	8,303
Total operating expenses	812,356	775,680

Operating income	178,426	149,340

Non-operating (income) expense:
Interest expense	122	11
Interest income	(1,483)	(456)
Other (income) expense, net	(600)	2,299
Total non-operating (income) expense	(1,961)	1,854

Income before income taxes	180,387	147,486

Provision for income taxes	47,064	38,153

Net income	$133,323	$109,333

Earnings per share:
Basic	$1.65	$1.33
Diluted	$1.64	$1.33

Weighted average shares outstanding:
Basic	81,033,137	82,253,470
Diluted	81,143,554	82,356,048

Dividends declared per share	$0.17	$0.13

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Common stock:
Beginning balance	$8,123	$8,238
Share repurchases	(22)	(12)
Share-based compensation and restricted share issuances, net of taxes	6	3
Ending balance	8,107	8,229

Capital in excess of par value:
Beginning balance	142,176	138,359
Share-based compensation and restricted share issuances, net of taxes	947	562
Ending balance	143,123	138,921

Retained earnings:
Beginning balance	2,530,184	2,130,257
Share repurchases	(30,574)	(17,287)
Cash dividends declared	(13,792)	(10,702)
Net income	133,323	109,333
Ending balance	2,619,141	2,211,601

Total shareholders’ equity	$2,770,371	$2,358,751

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$133,323	$109,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,073	53,481
Loss on sale of property and equipment	477	364
Share-based compensation	1,933	1,132
Other operating activities, net	7,369	46,937
Net cash provided by operating activities	206,175	211,247

Cash flows from investing activities:
Purchase of property and equipment	(70,741)	(100,558)
Proceeds from sale of property and equipment	277	347
Net cash used in investing activities	(70,464)	(100,211)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(50,000)
Payments for share repurchases	(30,596)	(17,299)
Dividends paid	(13,790)	(10,695)
Other financing activities, net	(980)	(567)
Net cash used in financing activities	(45,366)	(78,561)

Increase in cash and cash equivalents	90,345	32,475
Cash and cash equivalents at beginning of period	190,282	127,462
Cash and cash equivalents at end of period	$280,627	$159,937

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

	Three Months Ended
	March 31,
(In thousands)	2019	2018
LTL services	$976,563	$911,054
Other services	14,219	13,966
Total revenue from operations	$990,782	$925,020

Basis of Presentation

The accompanying unaudited, interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, in management’s opinion, contain all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2019.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2018, other than those disclosed in this Form 10-Q.

Certain amounts in prior years have been reclassified to conform prior years’ financial statements to the current presentation.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt was $45.0 million at each of March 31, 2019 and December 31, 2018. The estimated fair value of our total long-term debt was $46.0 million and $45.6 million at March 31, 2019 and December 31, 2018, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

  On May 17, 2018, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, which became effective upon the expiration of our prior stock repurchase program in June 2018, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

During the three months ended March 31, 2019, we repurchased 221,809 shares of our common stock for $30.6 million. As of March 31, 2019, we had $101.1 million remaining authorized under the Repurchase Program.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for most operating leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provided companies with an additional optional transition method to apply the new standard to leases in effect at the adoption date through a cumulative effect adjustment. We adopted the new lease standard on January 1, 2019 using this optional transition method.

We elected the package of practical expedients referenced in ASU 2016-02, which permits companies to retain original lease identification and classification without reassessing initial direct costs for existing leases. We also elected (i) the practical expedient that exempts leases with an initial lease term of twelve months or less, (ii) the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components, and (iii) the practical expedient that allows companies to apply hindsight in determining lease terms. Our adoption of this standard resulted in the recognition of right-of-use assets and corresponding lease liabilities of $68.0 million and $69.1 million, respectively, as of January 1, 2019. There were no material impacts to our results of operations or our cash flows. Disclosures related to the amount, timing, and uncertainty of cash flows arising from our leases are included in Note 4.

Note 2. Earnings Per Share

Basic earnings per share is computed by dividing net income by the daily weighted average number of shares of our common stock outstanding for the period, excluding shares of unvested restricted stock and contingently-issuable shares. Unvested restricted stock is included in shares of common stock outstanding on our Condensed Balance Sheets.

Diluted earnings per share is computed using the treasury stock method. The denominator used in calculating diluted earnings per share includes shares of unvested restricted stock, but excludes contingently-issuable shares under performance-based award agreements because the performance target has not yet been deemed achieved.

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2019	2018
Weighted average shares outstanding - basic	81,033,137	82,253,470
Dilutive effect of share-based awards	110,417	102,578
Weighted average shares outstanding - diluted	81,143,554	82,356,048

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Senior notes	$45,000	$45,000
Revolving credit facility	—	—
Total long-term debt	45,000	45,000
Less: Current maturities	—	—
Total maturities due after one year	$45,000	$45,000

We have one unsecured senior note agreement with an amount outstanding of $45.0 million at each of March 31, 2019 and December 31, 2018. Our unsecured senior note agreement calls for a scheduled principal payment of $45.0 million due on January 3, 2021. The interest rate on the January 3, 2021 scheduled principal payment is 4.79%.

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

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.0% and commitment fees were 0.125%. There were $58.9 million and $61.5 million of outstanding letters of credit at March 31, 2019 and December 31, 2018, respectively.

Note 4. Leases

We lease certain assets under operating leases, which primarily consist of real estate leases for 32 of our 235 service center locations and automotive leases for our Company-owned vehicles. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Condensed Balance Sheets.

The right-of-use assets and corresponding lease liabilities on our Condensed Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options range from one to ten years in length and begin in 2020 and continue through 2033. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets.

Of our total lease liabilities, $10.4 million is classified as current and is presented within “Other accrued liabilities,” and $58.6 million is classified as non-current and is presented within “Other non-current liabilities,” on our Condensed Balance Sheet as of March 31, 2019. Our right-of-use assets totaled $67.8 million and are presented within “Other assets,” which is classified as long-term, on our Condensed Balance Sheet as of March 31, 2019.

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of March 31, 2019, are as follows:

(In thousands)	Lease Payments (a)
Remainder of 2019	$9,943
2020	11,516
2021	8,917
2022	6,524
2023	5,314
Thereafter	47,210
Total lease payments	$89,424
Less: Imputed interest	(20,471)
Total lease liabilities	$68,953
(a)	Lease payments include lease extensions which are reasonably certain to be exercised and exclude $44.9 million in lease payments for leases signed but not yet commenced.

The weighted average lease term for our operating leases was 9.5 years as of March 31, 2019. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 4.2% as of March 31, 2019.

For the three-month period ended March 31, 2019, cash paid for amounts included in the measurement of our operating leases was $3.5 million, while the aggregate lease expense under operating leases was $3.6 million. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the U.S. Department of Energy, which reset each week. We believe our yield management process focused on individual account profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to produce profitable growth.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2019	2018
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	52.7	54.2
Operating supplies and expenses	12.2	12.5
General supplies and expenses	3.2	3.2
Operating taxes and licenses	2.9	2.9
Insurance and claims	1.1	1.2
Communications and utilities	0.8	0.8
Depreciation and amortization	6.4	5.8
Purchased transportation	2.1	2.4
Miscellaneous expenses, net	0.6	0.9
Total operating expenses	82.0	83.9

Operating income	18.0	16.1

Interest (income) expense, net	(0.1)	(0.0)
Other (income) expense, net	(0.1)	0.2

Income before income taxes	18.2	15.9

Provision for income taxes	4.7	4.1

Net income	13.5%	11.8%

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2019 and 2018 are presented below:

	Three Months Ended
	March 31,
	2019	2018	% Change
Work days	63	64	(1.6)%
Revenue (in thousands)	$990,782	$925,020	7.1%
Operating ratio	82.0%	83.9%
Net income (in thousands)	$133,323	$109,333	21.9%
Diluted earnings per share	$1.64	$1.33	23.3%
LTL tons (in thousands)	2,206	2,274	(3.0)%
LTL shipments (in thousands)	2,818	2,788	1.1%
LTL weight per shipment (lbs.)	1,566	1,631	(4.0)%
LTL revenue per hundredweight	$22.10	$20.16	9.6%
LTL revenue per shipment	$346.02	$328.78	5.2%
Average length of haul (miles)	918	914	0.4%

Our financial results for the first quarter of 2019 include strong growth in revenue, net income and earnings per diluted share.  The increased revenue reflects continued strength in our yield trends and our ongoing commitment to maintaining our pricing discipline.  The quality of our revenue growth combined with our focus on managing our costs led to a 190 basis point improvement in our operating ratio compared to the first quarter of 2018.  As a result, both net income and earnings per diluted share grew by more than 20% in the first quarter of 2019 as compared to 2018.

Revenue

Revenue increased $65.8 million in the first quarter of 2019 as compared to the first quarter of 2018, due primarily to an increase in LTL revenue per hundredweight, slightly offset by a decrease in LTL tons. The decrease in LTL tons during the first quarter of 2019 was due to a decrease in weight per shipment that was slightly offset by an increase in the number of shipments. The decrease in our weight per shipment was attributable to operational changes we implemented throughout our network at the end of the second quarter of 2018 and fluctuations in the overall mix of our freight.

We improved our LTL revenue per hundredweight by 9.6% in the first quarter of 2019 as compared to the first quarter of 2018, which benefited from the favorable impact of a decrease in our LTL weight per shipment on this metric. We believe the increase in our LTL revenue per hundredweight reflects our focus on the consistent execution of our yield management process and a generally stable pricing environment during the first quarter of 2019. Our LTL revenue per hundredweight, excluding fuel surcharges, also increased 9.6% for the periods compared.

Second Quarter 2019 Update

Revenue per day increased 3.4% in April 2019 compared to the same month last year. LTL tons per day decreased 5.8%, due primarily to a 3.9% decrease in LTL weight per shipment and a 2.1% decrease in LTL shipments per day. LTL revenue per hundredweight increased approximately 10.1% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $21.0 million, or 4.2%, in the first quarter of 2019 as compared to the first quarter of 2018, due to a $16.6 million increase in the costs attributable to salaries and wages and a $4.4 million increase in benefit costs. The increase in the costs attributable to salaries and wages was due primarily to an increase in the number of full-time employees and increases in our employees’ wages. Our average number of full-time employees increased 7.4% during the first quarter of 2019 as compared to the first quarter of 2018. Salaries and wages also increased as a result of an annual wage increase provided to our employees at the beginning of September 2018. Although our costs increased, our productive labor costs, which include drivers, dock workers, and technicians, as a percent of revenue improved to 28.3% in the first quarter of 2019 compared to 28.8% in the first quarter of 2018. Our other salaries and wages as a percent of revenue also improved to 10.7% in the first quarter of 2019, compared to 11.2% in the first quarter of 2018.

Employee benefit costs increased $4.4 million, or 3.4%, in the first quarter of 2019 as compared to the first quarter of 2018, due primarily to the increase in our average number of full-time employees. The cost associated with our increased headcount was partially offset by a reduction in the average cost per employee for group health and dental and workers’ compensation benefits. As a result, our benefit costs as a percentage of salaries and wages decreased to 35.2% in the first quarter of 2019 as compared to 35.6% in the first quarter of 2018.

Operating supplies and expenses increased $5.4 million, or 4.7%, in the first quarter of 2019 as compared to the first quarter of 2018. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 3.6% compared to the first quarter of 2018, while our gallons consumed remained generally consistent for the periods compared. We do not use diesel fuel hedging instruments, and as a result our costs are subject to market price fluctuations. Other operating supplies and expenses increased slightly as a percent of revenue between the periods compared, primarily related to increased repair costs.

Depreciation and amortization increased $9.6 million, or 17.9%, in the first quarter of 2019 as compared to the first quarter of 2018, due primarily to the assets acquired as part of our 2018 capital expenditure program. We believe depreciation will continue to increase based on our 2019 capital expenditure program. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate for the first quarter of 2019 was 26.1%, as compared to 25.9% in the first quarter of 2018. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash and cash equivalents at beginning of period	$190,282	$127,462
Cash flows provided by (used in):
Operating activities	206,175	211,247
Investing activities	(70,464)	(100,211)
Financing activities	(45,366)	(78,561)
Increase in cash and cash equivalents	90,345	32,475
Cash and cash equivalents at end of period	$280,627	$159,937

The change in our cash flows provided by operating activities during the first quarter of 2019 as compared to the first quarter of 2018 was due primarily to changes in working capital accounts, partially offset by increases in net income and depreciation.

The change in our cash flows used in investing activities during the first quarter of 2019 as compared to the first quarter of 2018 was due primarily due to fluctuations in our capital expenditure plans as well as the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first quarter of 2019 as compared to the first quarter of 2018 was due primarily to increased share repurchases and the timing of scheduled long-term debt principal payments. Our financing arrangements are more fully described below under “Financing Agreements.” Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”.

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the three-month period ended March 31, 2019 and the years ended December 31, 2018, 2017 and 2016:

	March 31,	December 31,
(In thousands)	2019	2018	2017	2016
Land and structures	$33,059	$247,291	$179,150	$161,646
Tractors	26,790	185,209	123,152	114,166
Trailers	1,134	98,835	37,424	94,040
Technology	5,807	20,309	19,329	18,428
Other equipment and assets	3,951	36,648	23,070	29,661
Proceeds from sales	(277)	(6,983)	(12,240)	(10,541)
Total	$70,464	$581,309	$369,885	$407,400

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $480 million for the year ending December 31, 2019. Approximately $220 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $165 million is allocated for the purchase of tractors and trailers; and approximately $95 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On May 17, 2018, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, which became effective upon the expiration of our prior stock repurchase program in June 2018, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of March 31, 2019, we had $101.1 million remaining authorized under the Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.17 per share for the first quarter of 2019, and declared a cash dividend of $0.13 per share for each quarter of 2018.

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

Financing Agreements

We have one unsecured senior note agreement with an amount outstanding of $45.0 million at each of March 31, 2019 and December 31, 2018. Our unsecured senior note agreement calls for a scheduled principal payment of $45.0 million on January 3, 2021. The interest rate on the January 3, 2021 scheduled principal payment is 4.79%.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2019	2018
Facility limit	$300,000	$300,000
Line of credit borrowings	—	—
Outstanding letters of credit	(58,932)	(61,455)
Available borrowing capacity	$241,068	$238,545

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Most of our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of March 31, 2019, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2018 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes, floods, fires and other storms, can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the emission and discharge of hazardous or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2019 or fiscal year 2020. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•

the competitive environment with respect to industry capacity and pricing, including the use of fuel surcharges, which could negatively impact our total overall pricing strategy and our ability to cover our operating expenses;

•	our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for diesel fuel and other petroleum-based products;
•	the negative impact of any unionization, or the passage of legislation or regulations that could facilitate unionization, of our employees;
•	the challenges associated with executing our growth strategy, including our ability to successfully consummate and integrate any acquisitions;
•	changes in our goals and strategies, which are subject to revision at any time at our discretion;
•

various economic factors such as recessions, downturns in the economy, global uncertainty and instability, changes in international trade policies, changes in U.S. social, political, and regulatory conditions or a disruption of financial markets, which may decrease demand for our services or increase our costs;

•	the impact of changes in tax laws, rates, guidance and interpretations, including those related to certain provisions of the Tax Cuts and Jobs Act;
•	increases in driver and maintenance technician compensation or difficulties attracting and retaining qualified drivers and maintenance technicians to meet freight demand;
•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental, including increased premiums, adverse loss development, increased self-insured retention or deductible levels and claims in excess of insured coverage levels;

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

•

the costs and potential adverse impact of compliance associated with FMCSA’s electronic logging device (“ELD”) regulations and guidance, including the transition of our fleet and safety management systems from our legacy electronic automatic on-board recording devices to a new ELD hardware and software platform;

•	seasonal trends in the less-than-truckload industry, including harsh weather conditions and disasters;
•	our ability to retain our key employees and continue to effectively execute our succession plan;
•	the concentration of our stock ownership with the Congdon family;
•	the costs and potential adverse impact associated with future changes in accounting standards or practices;
•

potential costs and liabilities associated with cyber incidents and other risks with respect to our systems and networks or those of our third-party service providers, including system failure, security breach, disruption by malware or ransomware or other damage;

•	failure to comply with data privacy, security or other laws and regulations;
•

failure to keep pace with developments in technology, any disruption to our technology infrastructure, or failures of essential services upon which our technology platforms rely, which could cause us to incur costs or result in a loss of business;

•	the costs and potential adverse impact associated with transitional challenges in upgrading or enhancing our technology systems;
•	damage to our reputation through unfavorable perceptions or publicity, including those related to environmental, social and governance issues, cybersecurity and data privacy concerns;
•	the costs and potential adverse impact of compliance with anti-terrorism measures on our business;
•	dilution to existing shareholders caused by any issuance of additional equity;
•	the impact of a quarterly cash dividend or the failure to declare future cash dividends;
•	recent and future volatility in the market value of our common stock;
•	the impact of certain provisions in our articles of incorporation, bylaws, and Virginia law that could discourage, delay or prevent a change in control of us or a change in our management; and
•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2018.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2019:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2019	89,413		$127.49	89,413	$120,330,630
February 1 - 28, 2019	69,412	(1)	$143.76	62,592	$111,332,361
March 1 - 31, 2019	69,804		$146.10	69,804	$101,133,793
Total	228,629		$138.11	221,809

(1) This amount includes 6,820 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards granted under our 2016 Stock Incentive Plan.

On May 17, 2018, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $250.0 million of our outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, which became effective upon the expiration of our prior stock repurchase program in June 2018, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Condensed Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Notes to the Condensed Financial Statements

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 7, 2019	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 7, 2019	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)