Form 10-Q
period 2019-06-30
OLD DOMINION FREIGHT LINE INC/VA
filed 2019-08-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 6, 2019 there were 80,006,284 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2019	December 31,
(In thousands, except share and per share data)	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$228,960	$190,282
Customer receivables, less allowances of $10,019 and $9,913, respectively	449,984	427,569
Other receivables	8,161	40,691
Prepaid expenses and other current assets	54,315	47,687
Total current assets	741,420	706,229

Property and equipment:
Revenue equipment	1,906,675	1,811,233
Land and structures	1,898,900	1,796,868
Other fixed assets	477,870	454,432
Leasehold improvements	11,008	10,619
Total property and equipment	4,294,453	4,073,152
Accumulated depreciation	(1,436,282)	(1,318,209)
Net property and equipment	2,858,171	2,754,943

Goodwill	19,463	19,463
Other assets	139,649	64,648
Total assets	$3,758,703	$3,545,283

Note: The Condensed Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2019	December 31,
(In thousands, except share and per share data)	(Unaudited)	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,125	$78,518
Compensation and benefits	191,132	198,456
Claims and insurance accruals	50,803	53,263
Other accrued liabilities	45,897	26,495
Income taxes payable	13,148	—
Total current liabilities	386,105	356,732

Long-term liabilities:
Long-term debt	45,000	45,000
Other non-current liabilities	281,444	215,399
Deferred income taxes	247,669	247,669
Total long-term liabilities	574,113	508,068
Total liabilities	960,218	864,800

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 80,138,666 and 81,231,131 shares outstanding at June 30, 2019 and December 31, 2018, respectively	8,014	8,123
Capital in excess of par value	144,938	142,176
Retained earnings	2,645,533	2,530,184
Total shareholders’ equity	2,798,485	2,680,483
Total liabilities and shareholders’ equity	$3,758,703	$3,545,283

Note: The Condensed Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenue from operations	$1,060,666	$1,033,498	$2,051,448	$1,958,518

Operating expenses:
Salaries, wages and benefits	532,583	522,249	1,054,927	1,023,560
Operating supplies and expenses	122,410	126,566	243,767	242,502
General supplies and expenses	32,391	29,891	63,951	59,867
Operating taxes and licenses	29,384	28,165	58,455	54,953
Insurance and claims	11,587	11,342	22,759	22,441
Communications and utilities	6,134	7,439	13,973	14,485
Depreciation and amortization	62,571	56,235	125,644	109,716
Purchased transportation	24,468	26,044	45,155	47,784
Miscellaneous expenses, net	4,649	5,086	9,902	13,389
Total operating expenses	826,177	813,017	1,638,533	1,588,697

Operating income	234,489	220,481	412,915	369,821

Non-operating (income) expense:
Interest expense	160	11	282	22
Interest income	(1,769)	(668)	(3,252)	(1,124)
Other expense (income), net	524	(334)	(76)	1,965
Total non-operating (income) expense	(1,085)	(991)	(3,046)	863

Income before income taxes	235,574	221,472	415,961	368,958

Provision for income taxes	61,502	58,038	108,566	96,191

Net income	$174,072	$163,434	$307,395	$272,767

Earnings per share:
Basic	$2.16	$1.99	$3.81	$3.32
Diluted	$2.16	$1.99	$3.80	$3.32

Weighted average shares outstanding:
Basic	80,522,276	82,067,872	80,776,296	82,160,159
Diluted	80,645,364	82,169,552	80,893,083	82,262,285

Dividends declared per share	$0.17	$0.13	$0.34	$0.26

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Common stock:
Beginning balance	$8,107	$8,229	$8,123	$8,238
Share repurchases	(93)	(21)	(115)	(33)
Share-based compensation and restricted share issuances, net of taxes	—	—	6	3
Ending balance	8,014	8,208	8,014	8,208

Capital in excess of par value:
Beginning balance	143,123	138,921	$142,176	138,359
Share-based compensation and restricted share issuances, net of taxes	1,815	636	2,762	1,198
Ending balance	144,938	139,557	144,938	139,557

Retained earnings:
Beginning balance	2,619,141	2,211,601	$2,530,184	2,130,257
Share repurchases	(134,043)	(30,074)	(164,617)	(47,361)
Cash dividends declared	(13,637)	(10,675)	(27,429)	(21,377)
Net income	174,072	163,434	307,395	272,767
Ending balance	2,645,533	2,334,286	2,645,533	2,334,286

Total shareholders' equity	$2,798,485	$2,482,051	$2,798,485	$2,482,051

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$307,395	$272,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,644	109,716
Loss on sale of property and equipment	718	785
Share-based compensation	4,216	2,275
Other operating activities, net	23,910	39,148
Net cash provided by operating activities	461,883	424,691

Cash flows from investing activities:
Purchase of property and equipment	(229,956)	(292,269)
Proceeds from sale of property and equipment	366	528
Net cash used in investing activities	(229,590)	(291,741)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(50,000)
Payments for share repurchases	(164,732)	(47,394)
Dividends paid	(27,435)	(21,373)
Other financing activities, net	(1,448)	(1,074)
Net cash used in financing activities	(193,615)	(119,841)

Increase in cash and cash equivalents	38,678	13,109
Cash and cash equivalents at beginning of period	190,282	127,462
Cash and cash equivalents at end of period	$228,960	$140,571

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
LTL services	$1,047,208	$1,018,491	$2,023,771	$1,929,545
Other services	13,458	15,007	27,677	28,973
Total revenue from operations	$1,060,666	$1,033,498	$2,051,448	$1,958,518

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2019.

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

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt was $45.0 million at each of June 30, 2019 and December 31, 2018. The estimated fair value of our total long-term debt was $46.2 million and $45.6 million at June 30, 2019 and December 31, 2018, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

 During the second quarter of 2019, we completed our stock repurchase program, previously announced on May 17, 2018, to repurchase up to an aggregate of $250.0 million of our outstanding common stock. On May 16, 2019, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “2019 Repurchase Program”). Under the 2019 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

During the three and six months ended June 30, 2019, we repurchased 930,105 shares of our common stock for $134.1 million and 1,151,914 shares of our common stock for $164.7 million under our repurchase programs, respectively. As of June 30, 2019, we had $317.0 million remaining authorized under the 2019 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	80,522,276	82,067,872	80,776,296	82,160,159
Dilutive effect of share-based awards	123,088	101,680	116,787	102,126
Weighted average shares outstanding - diluted	80,645,364	82,169,552	80,893,083	82,262,285

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Senior notes	$45,000	$45,000
Revolving credit facility	—	—
Total long-term debt	45,000	45,000
Less: Current maturities	—	—
Total maturities due after one year	$45,000	$45,000

We had one unsecured senior note agreement with an amount outstanding of $45.0 million at each of June 30, 2019 and December 31, 2018. Our unsecured senior note agreement calls for a scheduled principal payment of $45.0 million due on January 3, 2021. The interest rate on the January 3, 2021 scheduled principal payment is 4.79%.

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

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.0% and commitment fees were 0.125%. There were $49.0 million and $61.5 million of outstanding letters of credit at June 30, 2019 and December 31, 2018, respectively.

Note 4. Leases

We lease certain assets under operating leases, which at June 30, 2019 primarily consist of real estate leases for 30 of our 233 service center locations and automotive leases for our Company-owned vehicles. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Condensed Balance Sheets.

The right-of-use assets and corresponding lease liabilities on our Condensed Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options begin in 2020 and continue through 2033, and range from one to ten years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets.

Of our total lease liabilities, $10.5 million is classified as current and is presented within “Other accrued liabilities,” and $57.9 million is classified as non-current and is presented within “Other non-current liabilities,” on our Condensed Balance Sheet as of June 30, 2019. Our right-of-use assets totaled $67.3 million and are presented within “Other assets,” which is classified as long-term, on our Condensed Balance Sheet as of June 30, 2019.

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of June 30, 2019, are as follows:

(In thousands)	Lease Payments (a)
Remainder of 2019	$6,795
2020	12,073
2021	9,460
2022	7,037
2023	5,771
Thereafter	47,256
Total lease payments	88,392
Less: Imputed interest	(19,948)
Total lease liabilities	$68,444
(a)	Lease payments include lease extensions that are reasonably certain to be exercised and exclude $44.8 million in lease payments for leases that have been executed but not yet commenced.

The weighted average lease term for our operating leases was 9.4 years as of June 30, 2019. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 4.2% as of June 30, 2019.

For the three- and six-month periods ended June 30, 2019, cash paid for amounts included in the measurement of our operating leases was $3.7 million and $7.2 million, respectively, while the aggregate lease expense under operating leases was $3.7 million and $7.3 million, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset.

Note 5. Commitments and Contingencies

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which may be covered in whole or in part by insurance.  Certain of these matters include collective and/or class action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

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

We regularly upgrade our technological capabilities to improve our customer service and lower our operating costs. Our technology provides our customers with visibility of their shipments throughout our network, increases the productivity of our workforce, and provides key metrics that we use to monitor and enhance our processes.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.2	50.5	51.4	52.3
Operating supplies and expenses	11.5	12.3	11.9	12.4
General supplies and expenses	3.1	2.9	3.1	3.1
Operating taxes and licenses	2.8	2.7	2.9	2.8
Insurance and claims	1.1	1.1	1.1	1.1
Communications and utilities	0.6	0.7	0.7	0.7
Depreciation and amortization	5.9	5.5	6.1	5.6
Purchased transportation	2.3	2.5	2.2	2.4
Miscellaneous expenses, net	0.4	0.5	0.5	0.7
Total operating expenses	77.9	78.7	79.9	81.1

Operating income	22.1	21.3	20.1	18.9

Interest income, net	(0.2)	(0.1)	(0.2)	(0.0)
Other expense (income), net	0.1	(0.0)	(0.0)	0.1

Income before income taxes	22.2	21.4	20.3	18.8

Provision for income taxes	5.8	5.6	5.3	4.9

Net income	16.4%	15.8%	15.0%	13.9%

Results of Operations

Key financial and operating metrics for the three- and six-month periods ended June 30, 2019 and 2018 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% Change	2019	2018	% Change
Work days	64	64	—%	127	128	(0.8)%
Revenue (in thousands)	$1,060,666	$1,033,498	2.6%	$2,051,448	$1,958,518	4.7%
Operating ratio	77.9%	78.7%		79.9%	81.1%
Net income (in thousands)	$174,072	$163,434	6.5%	$307,395	$272,767	12.7%
Diluted earnings per share	$2.16	$1.99	8.5%	$3.80	$3.32	14.5%
LTL tons (in thousands)	2,306	2,462	(6.3)%	4,512	4,736	(4.7)%
LTL tonnage per day	36,031	38,469	(6.3)%	35,528	37,000	(4.0)%
LTL shipments (in thousands)	2,970	3,049	(2.6)%	5,789	5,837	(0.8)%
LTL weight per shipment (lbs.)	1,553	1,615	(3.8)%	1,559	1,623	(3.9)%
LTL revenue per hundredweight	$22.72	$20.74	9.5%	$22.42	$20.46	9.6%
LTL revenue per shipment	$352.88	$334.95	5.4%	$349.54	$332.00	5.3%
Average length of haul (miles)	917	915	0.2%	918	915	0.3%

Our financial results for the second quarter of 2019 included continued growth in revenue, net income, and earnings per diluted share. Despite reductions in LTL shipments and tonnage, which we believe are the result of a softening demand environment, we remained focused on increasing efficiencies and continuing to execute our long-term strategy of providing superior service at a fair price. This led to 80 and 120 basis-point improvements in our operating ratio for the second quarter and first half of 2019, respectively. As a result, our net income and earnings per diluted share increased 6.5% and 8.5%, respectively, as compared to the same period last year.

Revenue

Revenue increased $27.2 million and $92.9 million in the second quarter and first six months of 2019, respectively, as compared to the same periods of 2018, due primarily to increases in LTL revenue per hundredweight that were partially offset by decreases in LTL tons and LTL shipments.

We improved our LTL revenue per hundredweight by 9.5% and 9.6% in the second quarter and first six months of 2019, respectively, as compared to the same periods of 2018. We believe the increases in our LTL revenue per hundredweight reflect our focus on the consistent execution of our yield management process and a generally stable pricing environment. These increases include the favorable impact of the decline in our LTL weight per shipment on this metric. Our LTL revenue per hundredweight, excluding fuel surcharges, increased 10.0% and 9.8% in the second quarter and first six months of 2019, respectively, for the periods compared.

The decreases in LTL tons during the second quarter and first six months of 2019 were due to decreases in LTL weight per shipment and LTL shipments per day. The decrease in our weight per shipment was primarily attributable to operational changes we implemented throughout our network at the end of the second quarter of 2018, as well as fluctuations in the overall mix of our freight. We believe the decline in our shipments per day was driven primarily by a slower growth environment.

July 2019 Update

Revenue per day decreased 2.1% in July 2019 compared to the same month last year. LTL tons per day decreased 6.0%, due primarily to a 5.3% decrease in LTL shipments per day and a 0.7% decrease in LTL weight per shipment. LTL revenue per hundredweight increased approximately 4.6% as compared to the same month last year. LTL revenue per hundredweight excluding fuel surcharges increased approximately 5.8% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2019 increased $10.3 million, or 2.0%, as compared to the second quarter of 2018 due to a $3.9 million increase in the costs attributable to salaries and wages and a $6.4 million increase in benefit costs.  Salaries, wages and benefits for the first six months of 2019 increased $31.4 million, or 3.1%, as compared to the same period of 2018 due to a $20.5 million increase in the costs attributable to salaries and wages and a $10.9 million increase in benefit costs.

The increases in the costs attributable to salaries and wages was due primarily to increases in both the number of full-time employees and our employees’ wages. Our average number of full-time employees increased 1.1% and 4.2% for the second quarter and first six months of 2019, respectively. Salaries and wages also increased as a result of an annual wage increase provided to our employees at the beginning of September 2018.

Although our costs increased, our productive labor costs, which include drivers, dock workers, and technicians, as a percent of revenue improved to 27.0% and 27.6% in the second quarter and first six months of 2019, respectively, compared to 27.7% and 28.2% for the same periods of 2018.

Employee benefit costs increased $6.4 million, or 5.0%, and $10.9 million, or 4.2%, in the second quarter and first six months of 2019, respectively, as compared to the same prior-year periods. These increases were due primarily to increases in headcount, wage rates, and higher health benefit costs.

Operating supplies and expenses for the second quarter of 2019 decreased $4.2 million as compared to the second quarter of 2018 due to a decrease in diesel fuel costs, which was partially offset by increased maintenance costs. Operating supplies and expenses for the first six months of 2019 increased $1.3 million as compared to the same period of 2018 due to higher maintenance costs, which were partially offset by a decrease in diesel fuel costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 6.8% and 5.3% in the second quarter and first six months of 2019, respectively, as compared to the same periods last year. In addition, our gallons consumed decreased 5.3% and 2.8% in the second quarter and first six months of 2019, respectively, as compared to the same periods last year due to a decrease in miles driven. We do not use diesel fuel hedging instruments, and as a result our costs are subject to market price fluctuations. Other operating supplies and expenses increased slightly as a percent of revenue between the periods compared, due primarily to higher maintenance costs associated with our fleet increasing at a rate higher than our revenue growth.

Depreciation and amortization increased $6.3 million and $15.9 million in the second quarter and first six months of 2019, respectively, as compared to the same periods of 2018, due primarily to the assets acquired as part of our 2018 and 2019 capital expenditure programs. We believe depreciation will continue to increase based on our 2019 capital expenditure program. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Our effective tax rate for both the second quarter and first six months of 2019 was 26.1%, as compared to 26.2% and 26.1%, respectively, for the same periods of 2018. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash and cash equivalents at beginning of period	$190,282	$127,462
Cash flows provided by (used in):
Operating activities	461,883	424,691
Investing activities	(229,590)	(291,741)
Financing activities	(193,615)	(119,841)
Increase in cash and cash equivalents	38,678	13,109
Cash and cash equivalents at end of period	$228,960	$140,571

The change in our cash flows provided by operating activities during the first six months of 2019 as compared to the first six months of 2018 was due primarily to increases in net income and depreciation, partially offset by changes in other working capital accounts.

The change in our cash flows used in investing activities during the first six months of 2019 as compared to the first six months of 2018 was due primarily to fluctuations in our capital expenditure programs as well as the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during the first six months of 2019 as compared to the first six months of 2018 was due primarily to increased share repurchases and the timing of scheduled long-term debt principal payments. Our financing arrangements are more fully described below under “Financing Agreements.” Our return of capital to shareholders is more fully described below under “Stock Repurchase Program.”

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the six-month period ended June 30, 2019 and the years ended December 31, 2018, 2017 and 2016:

	June 30,	December 31,
(In thousands)	2019	2018	2017	2016
Land and structures	$102,734	$247,291	$179,150	$161,646
Tractors	68,799	185,209	123,152	114,166
Trailers	29,803	98,835	37,424	94,040
Technology	10,823	20,309	19,329	18,428
Other equipment and assets	17,797	36,648	23,070	29,661
Proceeds from sales	(366)	(6,983)	(12,240)	(10,541)
Total	$229,590	$581,309	$369,885	$407,400

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

Stock Repurchase Program

During the second quarter of 2019, we completed our stock repurchase program, previously announced on May 17, 2018, to repurchase up to an aggregate of $250.0 million of our outstanding common stock. On May 16, 2019, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “2019 Repurchase Program”). Under the 2019 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of June 30, 2019, we had $317.0 million remaining authorized under the 2019 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared cash dividends of $0.17 per share for both the first and second quarters of 2019, and declared a cash dividend of $0.13 per share in each quarter of fiscal year 2018.

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

Financing Agreements

We had one unsecured senior note agreement with a principal amount outstanding of $45.0 million at each of June 30, 2019 and December 31, 2018. Our unsecured senior note agreement calls for a scheduled principal payment of $45.0 million on January 3, 2021. The interest rate on the January 3, 2021 scheduled principal payment is 4.79%.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	June 30,	December 31,
(In thousands)	2019	2018
Facility limit	$300,000	$300,000
Line of credit borrowings	—	—
Outstanding letters of credit	(48,975)	(61,455)
Available borrowing capacity	$251,025	$238,545

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of June 30, 2019, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

•

the costs and potential liabilities related to various legal proceedings and claims that have arisen in the ordinary course of our business, some of which include collective and/or class action allegations;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which may be covered in whole or in part by insurance.  Certain of these matters include collective and/or class action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2019:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 - April 30, 2019	58,496	$152.12	58,496	$92,235,547
May 1 - May 31, 2019 (1)	708,666	$144.93	705,287	$340,000,182
June 1 - June 30, 2019	166,322	$138.30	166,322	$316,997,349
Total	933,484	$144.20	930,105

(1) This amount includes 3,379 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards granted under our 2016 Stock Incentive Plan.

During the second quarter of 2019, we completed our stock repurchase program, previously announced on May 17, 2018, to repurchase up to an aggregate of $250.0 million of our outstanding common stock. On May 16, 2019, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “2019 Repurchase Program”). Under the 2019 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 7, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 7, 2019	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 7, 2019	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)