Form 10-Q
period 2019-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2019-11-04
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019 there were 79,823,521 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2019	December 31,
(In thousands, except share and per share data)	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$322,286	$190,282
Customer receivables, less allowances of $9,279 and $9,913, respectively	425,850	427,569
Other receivables	12,225	40,691
Prepaid expenses and other current assets	46,617	47,687
Total current assets	806,978	706,229

Property and equipment:
Revenue equipment	1,916,392	1,811,233
Land and structures	1,972,038	1,796,868
Other fixed assets	487,635	454,432
Leasehold improvements	11,538	10,619
Total property and equipment	4,387,603	4,073,152
Accumulated depreciation	(1,459,709)	(1,318,209)
Net property and equipment	2,927,894	2,754,943

Goodwill	19,463	19,463
Other assets	138,083	64,648
Total assets	$3,892,418	$3,545,283

Note: The Condensed Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2019	December 31,
(In thousands, except share and per share data)	(Unaudited)	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,269	$78,518
Compensation and benefits	201,122	198,456
Claims and insurance accruals	51,613	53,263
Other accrued liabilities	53,728	26,495
Income taxes payable	9,130	—
Total current liabilities	396,862	356,732

Long-term liabilities:
Long-term debt	45,000	45,000
Other non-current liabilities	293,359	215,399
Deferred income taxes	247,669	247,669
Total long-term liabilities	586,028	508,068
Total liabilities	982,890	864,800

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 79,884,372 and 81,231,131 shares outstanding at September 30, 2019 and December 31, 2018, respectively	7,988	8,123
Capital in excess of par value	146,085	142,176
Retained earnings	2,755,455	2,530,184
Total shareholders’ equity	2,909,528	2,680,483
Total liabilities and shareholders’ equity	$3,892,418	$3,545,283

Note: The Condensed Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenue from operations	$1,048,457	$1,058,233	$3,099,905	$3,016,751

Operating expenses:
Salaries, wages and benefits	533,451	536,513	1,588,378	1,560,073
Operating supplies and expenses	117,343	127,557	361,110	370,059
General supplies and expenses	33,633	31,209	97,584	91,076
Operating taxes and licenses	29,117	27,952	87,572	82,905
Insurance and claims	11,280	12,069	34,039	34,510
Communications and utilities	8,098	8,215	22,071	22,700
Depreciation and amortization	63,493	58,086	189,137	167,802
Purchased transportation	23,063	25,373	68,218	73,157
Miscellaneous expenses, net	11,452	2,874	21,354	16,263
Total operating expenses	830,930	829,848	2,469,463	2,418,545

Operating income	217,527	228,385	630,442	598,206

Non-operating (income) expense:
Interest expense	3	29	285	51
Interest income	(1,714)	(778)	(4,966)	(1,902)
Other expense (income), net	844	(70)	768	1,895
Total non-operating (income) expense	(867)	(819)	(3,913)	44

Income before income taxes	218,394	229,204	634,355	598,162

Provision for income taxes	54,295	55,762	162,861	151,953

Net income	$164,099	$173,442	$471,494	$446,209

Earnings per share:
Basic	$2.05	$2.12	$5.86	$5.44
Diluted	$2.05	$2.12	$5.85	$5.43

Weighted average shares outstanding:
Basic	79,880,281	81,885,262	80,474,342	82,067,519
Diluted	79,989,435	81,975,774	80,588,557	82,165,731

Dividends declared per share	$0.17	$0.13	$0.51	$0.39

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Common stock:
Beginning balance	$8,014	$8,208	$8,123	$8,238
Share repurchases	(26)	(19)	(141)	(52)
Share-based compensation and restricted share issuances, net of taxes	—	—	6	3
Ending Balance	7,988	8,189	7,988	8,189

Capital in excess of par value:
Beginning balance	144,938	139,557	142,176	138,359
Share-based compensation and restricted share issuances, net of taxes	1,147	1,284	3,909	2,482
Ending Balance	146,085	140,841	146,085	140,841

Retained earnings:
Beginning balance	2,645,533	2,334,286	2,530,184	2,130,257
Share repurchases	(40,588)	(29,176)	(205,205)	(76,537)
Cash dividends declared	(13,589)	(10,650)	(41,018)	(32,027)
Net income	164,099	173,442	471,494	446,209
Ending Balance	2,755,455	2,467,902	2,755,455	2,467,902

Total shareholders' equity	$2,909,528	$2,616,932	$2,909,528	$2,616,932

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$471,494	$446,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,137	167,802
Loss (gain) on disposal of property and equipment	5,624	(72)
Share-based compensation	5,363	3,559
Other operating activities, net	75,897	57,920
Net cash provided by operating activities	747,515	675,418

Cash flows from investing activities:
Purchase of property and equipment	(370,310)	(469,866)
Proceeds from sale of property and equipment	2,598	3,329
Other investing, net	—	799
Net cash used in investing activities	(367,712)	(465,738)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(50,000)
Payments for share repurchases	(205,346)	(76,589)
Dividends paid	(41,005)	(32,011)
Other financing activities, net	(1,448)	(1,074)
Net cash used in financing activities	(247,799)	(159,674)

Increase in cash and cash equivalents	132,004	50,006
Cash and cash equivalents at beginning of period	190,282	127,462
Cash and cash equivalents at end of period	$322,286	$177,468

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
LTL services	$1,035,093	$1,041,854	$3,058,864	$2,971,399
Other services	13,364	16,379	41,041	45,352
Total revenue from operations	$1,048,457	$1,058,233	$3,099,905	$3,016,751

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2019.

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

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt was $45.0 million at each of September 30, 2019 and December 31, 2018. The estimated fair value of our total long-term debt was $46.2 million and $45.6 million at September 30, 2019 and December 31, 2018, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

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

During the three and nine months ended September 30, 2019, we repurchased 254,294 shares of our common stock for $40.6 million and 1,406,208 shares of our common stock for $205.3 million under our repurchase programs, respectively. As of September 30, 2019, we had $276.4 million remaining authorized under the 2019 Repurchase Program.

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

Diluted earnings per share is computed using the treasury stock method. The denominator used in calculating diluted earnings per share includes shares of unvested restricted stock, but excludes contingently-issuable shares under performance-based award agreements when the performance target has not yet been deemed achieved.

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	79,880,281	81,885,262	80,474,342	82,067,519
Dilutive effect of share-based awards	109,154	90,512	114,215	98,212
Weighted average shares outstanding - diluted	79,989,435	81,975,774	80,588,557	82,165,731

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Senior notes	$45,000	$45,000
Revolving credit facility	—	—
Total long-term debt	45,000	45,000
Less: Current maturities	—	—
Total maturities due after one year	$45,000	$45,000

We had one unsecured senior note agreement with an amount outstanding of $45.0 million at each of September 30, 2019 and December 31, 2018. Our unsecured senior note agreement calls for a scheduled principal payment of $45.0 million due on January 3, 2021. The interest rate on the January 3, 2021 scheduled principal payment is 4.79%.

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

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.0% and commitment fees were 0.125%. There were $49.0 million and $61.5 million of outstanding letters of credit at September 30, 2019 and December 31, 2018, respectively.

Note 4. Leases

We lease certain assets under operating leases, which at September 30, 2019 primarily consist of real estate leases for 31 of our 235 service center locations and automotive leases for private passenger vehicles. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Condensed Balance Sheets.

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

Of our total lease liabilities, $10.7 million is classified as current and is presented within “Other accrued liabilities,” and $57.9 million is classified as non-current and is presented within “Other non-current liabilities,” on our Condensed Balance Sheet as of September 30, 2019. Our right-of-use assets totaled $67.4 million and are presented within “Other assets,” which is classified as long-term, on our Condensed Balance Sheet as of September 30, 2019.

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of September 30, 2019, are as follows:

(In thousands)	Lease Payments (a)
Remainder of 2019	$3,470
2020	12,672
2021	10,066
2022	7,727
2023	6,288
Thereafter	47,776
Total lease payments	$87,999
Less: Imputed interest	(19,446)
Total lease liabilities	$68,553
(a)	Lease payments include lease extensions that are reasonably certain to be exercised and exclude $44.8 million in lease payments for leases that have been executed but not yet commenced.

The weighted average lease term for our operating leases was 9.3 years as of September 30, 2019. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 4.0% as of September 30, 2019.

For the three- and nine-month periods ended September 30, 2019, cash paid for amounts included in the measurement of our operating leases was $3.5 million and $10.7 million, respectively, while the aggregate lease expense under operating leases was $3.7 million and $11.0 million, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	50.9	50.7	51.2	51.7
Operating supplies and expenses	11.2	12.0	11.7	12.3
General supplies and expenses	3.2	3.0	3.2	3.0
Operating taxes and licenses	2.8	2.6	2.8	2.8
Insurance and claims	1.1	1.1	1.1	1.1
Communications and utilities	0.8	0.8	0.7	0.8
Depreciation and amortization	6.0	5.5	6.1	5.6
Purchased transportation	2.2	2.4	2.2	2.4
Miscellaneous expenses, net	1.1	0.3	0.7	0.5
Total operating expenses	79.3	78.4	79.7	80.2

Operating income	20.7	21.6	20.3	19.8

Interest income, net	(0.2)	(0.1)	(0.2)	(0.1)
Other expense (income), net	0.1	(0.0)	0.0	0.1

Income before income taxes	20.8	21.7	20.5	19.8

Provision for income taxes	5.1	5.3	5.3	5.0

Net income	15.7%	16.4%	15.2%	14.8%

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2019 and 2018 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Change	2019	2018	% Change
Work days	64	63	1.6%	191	191	—
Revenue (in thousands)	$1,048,457	$1,058,233	(0.9)%	$3,099,905	$3,016,751	2.8%
Operating ratio	79.3%	78.4%		79.7%	80.2%
Net income (in thousands)	$164,099	$173,442	(5.4)%	$471,494	$446,209	5.7%
Diluted earnings per share	$2.05	$2.12	(3.3)%	$5.85	$5.43	7.7%
LTL tons (in thousands)	2,279	2,367	(3.7)%	6,792	7,104	(4.4)%
LTL tonnage per day	35,609	37,571	(5.2)%	35,560	37,194	(4.4)%
LTL shipments (in thousands)	2,951	3,042	(3.0)%	8,740	8,879	(1.6)%
LTL shipments per day	46,109	48,286	(4.5)%	45,759	46,487	(1.6)%
LTL weight per shipment (lbs.)	1,545	1,557	(0.8)%	1,554	1,600	(2.9)%
LTL revenue per hundredweight	$22.87	$21.90	4.4%	$22.57	$20.94	7.8%
LTL revenue per shipment	$353.24	$340.91	3.6%	$350.79	$335.05	4.7%
Average length of haul (miles)	918	920	(0.2)%	918	917	0.1%

Our financial results for the third quarter of 2019 include year-over-year decreases in revenue and profitability. The decline in our revenue was due to a decrease in LTL tons that was partially offset by an increase in revenue per hundredweight.  Our volumes were impacted by a challenging operating environment, as the sluggish domestic economy resulted in softer demand for our services. In spite of these challenges, we maintained our disciplined approach to pricing and continued our focus on controlling costs.  We were able to increase the overall efficiency of our operations during the third quarter, which allowed us to improve our direct costs as a percent of revenue.  This improvement was not enough, however, to fully offset the negative impact on our operating ratio that resulted from the increase in our fixed overhead costs.  The increase in these costs led to the 90 basis-point increase in our operating ratio and a 5.4% decrease in net income for the third quarter of 2019 as compared to the same period of 2018.

Revenue

Revenue decreased $9.8 million in the third quarter of 2019 as compared to the same period of 2018, due to a decrease in volumes that was partially offset by an increase in LTL revenue per hundredweight. Revenue increased $83.2 million in the first nine months of 2019 as compared to the same period of 2018, due primarily to an increase in LTL revenue per hundredweight that was partially offset by a decrease in volumes.

The decrease in LTL tons during the third quarter of 2019 was primarily due to a decrease in LTL shipments per day. The decrease in LTL tons during the first nine months of 2019 was due to decreases in LTL weight per shipment and LTL shipments per day. We believe the decline in our shipments for the third quarter and first nine months of 2019 was primarily attributable to a more challenging macroeconomic environment as compared to the prior year periods. For the first nine months of 2019 as compared to the same period of 2018, the decrease in our weight per shipment was impacted by operational changes we implemented throughout our network at the end of the second quarter of 2018, as well as fluctuations in the overall mix of our freight.

We improved our LTL revenue per hundredweight by 4.4% and 7.8% in the third quarter and first nine months of 2019, respectively, as compared to the same periods of 2018. The increases in LTL revenue per hundredweight were negatively impacted by a decline in our fuel surcharges that reflected lower average diesel fuel prices. Excluding fuel surcharges, LTL revenue per hundredweight increased 5.8% and 8.4% in the third quarter and first nine months of 2019, respectively, for the periods compared. The increases in both LTL revenue per hundredweight and LTL revenue per hundredweight, excluding fuel surcharges, included the favorable impact of the decline in our LTL weight per shipment on this metric. We believe these increases reflect our continued focus on the consistent execution of our yield management process, which is supported by our superior service.

October 2019 Update

Revenue per day decreased 1.6% in October 2019 compared to the same month last year. LTL tons per day decreased 4.0%, due primarily to a 3.1% decrease in LTL shipments per day and a 1.0% decrease in LTL weight per shipment. LTL revenue per hundredweight increased approximately 2.7% as compared to the same month last year. LTL revenue per hundredweight excluding fuel surcharges increased approximately 4.3% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2019 decreased $3.1 million, or 0.6%, as compared to the same period of 2018 due to a $6.9 million decrease in the costs attributable to salaries and wages, partially offset by a $3.8 million increase in benefit costs. The decrease of $6.9 million, or 1.7%, in salaries and wages was due to a 3.7% decrease in the average number of full-time employees, partially offset by the annual wage increase provided to our employees at the beginning of September 2019. The increase in employee benefit costs of $3.8 million, or 2.8%, was due to an increase in certain retirement benefits directly linked to the market price of our common stock, which was partially offset by a reduction in other employee benefit costs.

Salaries, wages and benefits for the first nine months of 2019 increased $28.3 million, or 1.8%, as compared to the same period of 2018 due to a $13.5 million increase in the costs attributable to salaries and wages and a $14.8 million increase in benefit costs. The increase of $13.5 million, or 1.2%, in salaries and wages was due to a 1.5% increase in the average number of full-time employees and annual wage increases provided to our employees at the beginning of both September 2018 and 2019. These increases were partially offset by a reduction in performance-based incentive compensation. The increase in employee benefit costs of $14.8 million, or 3.7%, was due to additional costs related to increases in the average number of full-time employees, wage rates, and higher health benefit costs.

Our productive labor costs, which include drivers, dock workers, and technicians, improved as a percent of revenue to 27.3% and 27.5% in the third quarter and first nine months of 2019, respectively, compared to 27.5% and 27.9% for the same periods of 2018. Our other salaries and wages as a percent of revenue also improved to 10.0% and 10.4% in the third quarter and first nine months of 2019, respectively, compared to 10.1% and 10.5% for the same periods of 2018.

Operating supplies and expenses decreased $10.2 million and $8.9 million in the third quarter and first nine months of 2019, respectively, as compared to the same periods of 2018, due primarily to a decrease in diesel fuel costs partially offset by an increase in maintenance costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 13.8% and 8.2% in the third quarter and first nine months of 2019, respectively, as compared to the same periods last year. In addition, our gallons consumed decreased 5.2% and 3.6% in the third quarter and first nine months of 2019, respectively, as compared to the same periods last year due to a decrease in miles driven. We do not use diesel fuel hedging instruments, and as a result our costs are subject to market price fluctuations.

Depreciation and amortization increased $5.4 million and $21.3 million in the third quarter and first nine months of 2019, respectively, as compared to the same periods of 2018, due primarily to the assets acquired as part of our 2018 and 2019 capital expenditure programs. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued growth and strategic initiatives.

Miscellaneous expenses increased $8.6 million and $5.1 million in the third quarter and first nine months of 2019, respectively, as compared to the same periods of 2018. These increases, as a percent of revenue, were due primarily to net losses on the disposals of operating assets.

Our effective tax rate for the third quarter and first nine months of 2019 was 24.9% and 25.7%, as compared to 24.3% and 25.4%, respectively, for the same periods of 2018. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash and cash equivalents at beginning of period	$190,282	$127,462
Cash flows provided by (used in):
Operating activities	747,515	675,418
Investing activities	(367,712)	(465,738)
Financing activities	(247,799)	(159,674)
Increase in cash and cash equivalents	132,004	50,006
Cash and cash equivalents at end of period	$322,286	$177,468

The change in our cash flows provided by operating activities during the first nine months of 2019 as compared to the first nine months of 2018 was due primarily to increases in net income and depreciation, as well as changes in other working capital accounts.

The change in our cash flows used in investing activities during the first nine months of 2019 as compared to the first nine months of 2018 was due primarily to fluctuations in our capital expenditure programs as well as the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during the first nine months of 2019 as compared to the first nine months of 2018 was due primarily to increased share repurchases and the timing of scheduled long-term debt principal payments. Our financing arrangements are more fully described below under “Financing Agreements.” Our return of capital to shareholders is more fully described below under “Stock Repurchase Program.”

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which are described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the nine-month period ended September 30, 2019 and the years ended December 31, 2018, 2017 and 2016:

	September 30,	December 31,
(In thousands)	2019	2018	2017	2016
Land and structures	$182,261	$247,291	$179,150	$161,646
Tractors	68,799	185,209	123,152	114,166
Trailers	63,254	98,835	37,424	94,040
Technology	24,053	20,309	19,329	18,428
Other equipment and assets	31,943	36,648	23,070	29,661
Proceeds from sales	(2,598)	(6,983)	(12,240)	(10,541)
Total	$367,712	$581,309	$369,885	$407,400

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

Stock Repurchase Program

During the second quarter of 2019, we completed our stock repurchase program, previously announced on May 17, 2018, to repurchase up to an aggregate of $250.0 million of our outstanding common stock. On May 16, 2019, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “2019 Repurchase Program”). Under the 2019 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of September 30, 2019, we had $276.4 million remaining authorized under the 2019 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared cash dividends of $0.17 per share for each quarter of 2019, and declared a cash dividend of $0.13 per share in each quarter of fiscal year 2018.

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

Financing Agreements

We had one unsecured senior note agreement with a principal amount outstanding of $45.0 million at each of September 30, 2019 and December 31, 2018. Our unsecured senior note agreement calls for a scheduled principal payment of $45.0 million on January 3, 2021. The interest rate on the January 3, 2021 scheduled principal payment is 4.79%.

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

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Our debt agreements have covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of September 30, 2019, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2019 or fiscal year 2020. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-

looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2019:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 - July 31, 2019	117,935	$151.08	117,935	$299,179,948
August 1 - August 31, 2019	80,096	$164.78	80,096	$285,981,815
September 1 - September 30, 2019	56,263	$170.60	56,263	$276,383,162
Total	254,294	$159.71	254,294

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 4, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 4, 2019	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 4, 2019	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)