Form 10-K
period 2019-12-31
OLD DOMINION FREIGHT LINE, INC.
filed 2020-02-26
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019 was $9,715,749,809, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 24, 2020, the registrant had 79,697,285 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We are the third largest LTL motor carrier in the United States, as measured by 2018 revenue, according to Transport Topics. We have increased our revenue and customer base over the past five years primarily through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our regions covering the continental United States. We opened 14 and 26 new service centers over the past five and ten years, respectively, for a total of 236 service centers at December 31, 2019. We believe this expansion produced increased capacity within our service center network and provides us with opportunities for future growth.

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

According to the American Trucking Associations, the trucking industry accounted for 80.3% of the $991.7 billion total U.S. transportation revenue in 2018. The LTL sector had revenue in 2018 of $61.3 billion, which represented 6.2% of total U.S. transportation revenue. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. Based on 2018 revenue as reported in Transport Topics, the largest 10 and 25 LTL motor carriers accounted for approximately 55% and 66%, respectively, of the total LTL market. We believe consolidation in our industry will continue due to customer demand for transportation providers offering both national and regional LTL as well as other complementary value-added services.

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

Service Center Operations

At December 31, 2019, we operated 236 service center locations, of which we owned 205 and leased 31. Our network includes ten major breakbulk facilities located in Rialto, California; Atlanta, Georgia; Columbus, Ohio; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

Tractors, Trailers and Maintenance

At December 31, 2019, we owned 9,296 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2019, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	9,296	3.8
Linehaul trailers	25,357	7.1
P&D trailers	12,182	6.6

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2019, 2018 and 2017. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Tractors	$75,418	$185,209	$123,152
Trailers	88,115	98,835	37,424
Total	$163,533	$284,044	$160,576

At December 31, 2019, we operated 42 maintenance centers at strategic service center locations throughout our network. These maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventative maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2019, our largest customer accounted for approximately 4.2% of our revenue and our largest 5, 10 and 20 customers accounted for 14.6%, 20.1% and 27.3% of our revenue, respectively. For each of our last three fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Insurance

We carry a significant amount of insurance with third-party insurance carriers, but we are exposed to the risk of loss on claims up to the limit for which we hold either a self-insured retention (“SIR”) or deductible. At December 31, 2019, we maintained a SIR or deductible of $1.0 million or more with respect to the below casualty and group health coverages:

•

$3.0 million per occurrence (for any claim that occurs on or after March 30, 2019) or $2.75 million per occurrence (for any claim that occurred between March 30, 2006 and March 29, 2019) for bodily injury and property damage (“BIPD”), plus a one-time, $2.5 million aggregate corridor deductible applicable per policy period to any claim that exceeds $5.0 million and occurs on or after March 30, 2016;

•

$2.0 million per occurrence (for any claim that occurs on or after March 30, 2019) or $1.0 million per occurrence (for any claim that occurred between March 30, 2003 and March 29, 2019) for workers’ compensation claims; and

•	$1.0 million per covered person paid during 2019 for group health claims.

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

Employees

As of December 31, 2019, we employed 20,105 individuals on a full-time basis, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	10,523
Platform	3,630
Fleet technicians	636
Sales, administrative and other	5,316
Total	20,105

As of December 31, 2019, we employed 5,415 linehaul drivers and 5,108 P&D drivers on a full-time basis. We select our drivers primarily based upon many factors, including driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided the opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,266 active drivers who have successfully completed this training, which was approximately 31.0% of our driver workforce as of December 31, 2019. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 6.2%, which is below our Company-wide turnover rate for all drivers of approximately 7.9%.

Based on driving records, our drivers are eligible to be rewarded with annual safety bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $4.6 million, $4.1 million and $3.9 million in 2019, 2018 and 2017, respectively.

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

Electronic Logging Devices

In December 2015, the FMCSA issued a final rule mandating the use of electronic logging devices (“ELDs”) to automatically record drivers’ time for hours of service reporting. Generally, carriers were required to comply with these new requirements by December 18, 2017. The FMCSA issued guidance that allowed automatic on-board recording devices (“AOBRDs”) operating systems, such as those we used prior to 2019, to be installed and utilized on ELD compliant hardware until December 16, 2019.  Effective December 16, 2019 all motor carriers operating commercial motor vehicles are required to be equipped with, and their drivers are required to utilize, ELDs for the purpose of recording hours of service. We completed the transition of our fleet from an AOBRD operating system to a new ELD hardware and software platform in advance of the December 16, 2019 deadline.

Commercial Driver’s License Drug and Alcohol Clearinghouse

In December 2016, the FMCSA released a final rule establishing the Commercial Driver’s License Drug and Alcohol Clearinghouse (“DAC”). The DAC is a database that will maintain records of drug and alcohol violations of commercial motor vehicle drivers. The DAC will require us to check prospective employees for drug and alcohol violations, and all current driver employees must be checked at least annually. The intent of the clearinghouse is to ensure that drivers cannot conceal drug and alcohol violations by changing jobs or locations. Compliance with this rule, which provides for a three-year implementation period, was required by January 6, 2020. We registered as a motor carrier in the DAC on October 28, 2019.

We are subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2020 or fiscal year 2021. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

We operate in a rapidly evolving and highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Our industry, faced with requirements for faster deliveries and increased visibility into shipments, is rapidly evolving and increasingly competitive. Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

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

•	many customers reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers and we may not be selected;
•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	some shippers may choose to acquire their own trucking fleet or may choose to increase the volume of freight they transport if they have an existing trucking fleet;
•	some customers may choose to consolidate certain LTL shipments through a different mode of transportation, such as truckload, intermodal or rail;
•	some customers may perceive our environmental, social and governance (“ESG”) profile to be less robust than that of our competitors, which could influence the selection of their carrier;
•	our customers may manage their inventory levels more closely to a “just-in-time” basis, which may increase our costs and adversely affect our ability to meet our customers’ needs;
•	consolidation in the ground transportation industry may create other large carriers with greater financial resources and other competitive advantages relating to their size;
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments;
•	large transportation and e-commerce companies are making significant investments in their capabilities to compete with us;
•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and ability to maintain sufficient pricing; and
•	our existing or future competitors may adopt emerging or additional technologies that improve their operating effectiveness, which could negatively affect our ability to remain competitive.

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
•

our projected freight volume growth may differ from actual results, and prior capital investments based on our projections may contribute to excess capacity that could negatively impact our profitability;

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

We cannot ensure that we will overcome the risks associated with our growth strategy. If we fail to overcome those risks, we may not realize projected growth and related revenue or profits from our efforts, we may incur additional expenses and, as a result, our financial position and results of operations could be materially and adversely affected.

We may be unable to successfully consummate and integrate acquisitions as part of our growth strategy.

Growth through acquisitions historically has been one of several key components of our LTL growth strategy. In the future, we may seek to acquire other LTL carriers as well as other complementary businesses. Exploration of potential acquisitions requires significant attention from our management team. In addition, we expect to compete for acquisition opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot ensure that we will have sufficient cash to consummate an acquisition or otherwise be able to obtain financing for an acquisition. If we are unable to access sufficient funding for potential acquisitions, we may not be able to complete transactions that we otherwise find advantageous.

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

Adverse economic conditions, both in the U.S. and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy and any other action that the U.S. government may take to withdraw from or materially modify international trade arrangements, including related to the United States-Mexico-Canada Agreement, which is designed to replace the North American Free Trade Agreement, may lead to fewer goods being transported and could have a material adverse effect on our business, financial conditions and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain other actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union, China, and India, have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in our relationships with significant customers, including the loss or reduction in business from one or more of them, could have an adverse impact on our business.

We do not believe the loss of any one customer would materially impact our business and revenue growth due to the diversity of our customer base and no individual customer accounting for more than 5% of our revenue. We do, however, have a number of customers whose demand for our services is tied to U.S. industrial production that could, collectively, drive business and revenue growth. These customers could experience a decrease in production due to a decrease in the demand for their products, as a result of a decline in the U.S economy or other global economic factors. They could also use other LTL providers and other modes of transportation, such as truckload and intermodal, in response to capacity, service and pricing issues. If these factors resulted in a reduction or loss of business from these customers, there could be a material impact on our business and revenue growth.

Difficulties attracting and retaining qualified drivers and maintenance technicians could result in increases in driver and technician compensation and could adversely affect our profitability, our ability to maintain or grow our fleet and our ability to maintain our customer relationships.

Recently, there has been intense competition for qualified drivers in the transportation industry, due to a shortage of drivers.  Due in part to the time commitment, physical requirements, our stringent hiring standards, changing workforce demographics and current industry conditions and regulations, the available pool of qualified employee drivers has been declining. As a result, we may face difficulty maintaining or increasing our number of drivers. Similarly, in recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which could make it more difficult to attract and retain skilled technicians. The compensation we offer our drivers and technicians is subject to market conditions that may require increases in driver or technician compensation. If we are unable to attract and retain a sufficient number of qualified drivers and technicians, we could be required to adjust our compensation packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

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

We are regulated by the DOT and by various state and federal agencies. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as increasingly stringent environmental regulations, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and driver hours of service. We are also subject to the costs and potential adverse impact of compliance associated with FMCSA’s ELD regulations and guidance, including the operation of our fleet and safety management systems on the ELD hardware and software platform. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the TSA and CBP within the U.S. Department of Homeland Security. Regulatory requirements and changes in regulatory requirements or guidance, together with the growing compliance risks presented by increased differences between applicable federal and state regulations, may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services.

If we do not adapt to new technologies implemented by our competitors in the LTL and transportation industry, our business could suffer.

The LTL and transportation industry may be impacted by rapid changes in technologies. Our competitors may implement new technology that could improve their service, price, available capacity or business relationships and increase their market share. If we do not appropriately adapt our operations to these new technologies, our business, financial condition, and results of operations may suffer.

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

We are subject to various federal, state and local environmental laws and regulations that govern, among other things, the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment, their presence at our properties or in our vehicles, fuel storage tanks, the transportation of certain materials and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the clean-up of accidents involving our vehicles. Environmental laws have become and may continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

We may be adversely affected by legal, regulatory, or market responses to climate change concerns.

Increased concern over climate change and the potential impact of global warming has led to an increase in the consideration of greenhouse gas emissions regulation. Due to increased consideration, there could be an increase in regulation from federal, state and local governments on vehicle engine emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, such as limits on vehicle weight and size. Costs associated with future climate change concerns or environmental laws and regulations and sustainability requirements could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are subject to the risks of litigation and governmental proceedings, inquiries, notices or investigations which could adversely affect our business.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, and may include collective and/or class action allegations. We are also subject to potential governmental proceedings, inquiries, notices or investigations, which also exposes us to the potential for various claims. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance.  Defending ourselves against such actions could result in significant costs and could require a substantial amount of time and effort by our management team. We cannot predict the outcome of litigation or governmental proceedings, inquiries, notices or investigations to which we are a party or whether we will be subject to future legal actions. As a result, the potential costs associated with any such legal actions against us could adversely affect our business, financial condition or results of operations.

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

Taxes are a significant part of our expenses.  We are subject to U.S. federal and state income, payroll, property, sales and use, fuel, and other types of taxes. The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, significantly changed the U.S. corporate income tax system. Further changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, higher tax rates, claims, audits, investigations or legal proceedings involving taxing authorities, could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters.

Our operations are subject to seasonal trends common in our industry.  Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments, decreased fuel efficiency, increased cold-weather related maintenance costs of revenue equipment, and increased insurance and claims costs during the winter months.  Harsh winter weather or natural disasters, such as hurricanes, tornadoes, floods, fires, earthquakes and storms can also adversely impact our performance by disrupting freight shipments or routes, destroying our assets, disrupting fuel supplies, increasing fuel costs, increasing maintenance costs, reducing demand and negatively impacting the business or financial condition of our customers, any of which could harm our results of operations or make our results of operations more volatile.

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

Earl E. Congdon, David S. Congdon, John R. Congdon, Jr. and their affiliate family members beneficially own an aggregate of approximately 18% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly influence the election of the entire Board of Directors and the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change at their discretion.

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

We have security processes, protocols and standards in place to protect our information systems, including through physical and software safeguards, as well as redundant systems, network security measures and backup systems. Nevertheless, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations, such as the California Consumer Privacy Act, which took effect in January 2020, could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

Our reputation and the value of the Old Dominion brand are integral to the success of our business. In the current environment of instantaneous communication and social media outlets, the quick and broad dissemination of information through media sources could cause damaging information about us, whether accurate or not, to be broadly publicized.  Unfavorable publicity about us or our employees could damage our reputation and the value of the Old Dominion brand and may result in a reduction in demand for our services or the loss of customers. Our reputation could also be impacted by negative perceptions or publicity regarding ESG issues or cybersecurity and data privacy concerns. Any unfavorable publicity and resulting erosion of trust and confidence could make it difficult for us to attract and retain customers and employees or require us to allocate significant resources to the rebuilding of our reputation and brand, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The amount and frequency of our stock repurchases may fluctuate.

The amount, timing and execution of our stock repurchase program may fluctuate based on our strategic approach and our priorities for the use of cash. Other factors that may impact share repurchases include changes in stock price, profitability, capital structure, or cash flows. Our revolving credit facility also includes a provision that may limit our ability to make payments for share repurchases. We may also use cash for investing in strategic assets or dividend payments, instead of share repurchases.

The market value of our common stock has been and may in the future be volatile, and could be substantially affected by various factors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 168,000 square feet on 31.8 acres of land. At December 31, 2019, we operated 236 service centers, of which 205 were owned and 31 were leased. Our owned service centers include most of our larger facilities and account for approximately 93% of the total door capacity in our network. We own each of our major breakbulk facilities listed below and have provided the number of doors as of December 31, 2019.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Dallas, Texas	304
Columbus, Ohio	301
Harrisburg, Pennsylvania	300
Memphis, Tennessee	267
Rialto, California	258
Greensboro, North Carolina	256
Atlanta, Georgia	227
Salt Lake City, Utah	188

Our 236 facilities are strategically dispersed over the states in which we operate. At December 31, 2019, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without causing any material negative impact on service to our customers or our operating results.

We believe that all of our properties are in good repair and are capable of providing the level of service required by current business levels and customer demands. In addition, we believe we have sufficient capacity in our service center network to accommodate increased demand for our services.

ITEM 3. LEGAL PROCEEDINGS

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which may be covered in whole or in part by insurance.  Certain of these matters include collective and/or class-action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

Item 103 of SEC Regulation S-K requires disclosure of environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $100,000 or more. The following matter is disclosed in accordance with that requirement. We do not believe that any possible loss that may be incurred in connection with the matter will be material to our financial position, results of operations or cash flows.

On May 12, 2017, we received a letter from the Orange County California District Attorney’s Office concerning suspected violations of California laws with respect to waste handling practices.  As part of the civil investigation conducted in coordination with other California counties, we have shared information about our waste handling practices at our facilities throughout the state. We are in discussions concerning resolution of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 20, 2020, there were 74,422 holders of our common stock, including 105 shareholders of record.

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2019	59,773	$170.13	59,773	$266,214,247
November 1-30, 2019	21,142	$191.46	21,142	$262,166,432
December 1-31, 2019	115,101	$185.90	115,101	$240,769,337
Total	196,016	$181.69	196,016

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

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2014, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Nasdaq Industrial Transportation Index, for the five-year period ended December 31, 2019.

Cumulative Total Return

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Old Dominion Freight Line, Inc.	$100	$76	$110	$170	$160	$246
S&P 500 Total Return Index	$100	$101	$114	$138	$132	$174
Nasdaq Industrial Transportation Index	$100	$77	$100	$127	$116	$145

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Operating Data:
Revenue from operations	$4,109,111	$4,043,695	$3,358,112	$2,991,517	$2,972,442
Depreciation and amortization expense	253,681	230,357	205,763	189,867	165,343
Total operating expenses	3,290,405	3,226,644	2,782,226	2,507,682	2,474,202
Operating income	818,706	817,051	575,886	483,835	498,240
Interest (income) expense, net	(6,386)	(2,924)	1,414	4,274	5,001
Provision for income taxes	208,431	209,845	112,058	181,822	185,327
Net income (1)	615,518	605,668	463,774	295,765	304,690

Per Share Data:
Basic earnings per share	$7.67	$7.39	$5.63	$3.56	$3.57
Diluted earnings per share	$7.66	$7.38	$5.63	$3.56	$3.57
Cash dividends per share	$0.68	$0.52	$0.40	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$403,571	$190,282	$127,462	$10,171	$11,472
Current assets	866,834	706,229	584,653	382,622	381,730
Total assets (2)	3,995,568	3,545,283	3,068,424	2,696,247	2,466,504
Current liabilities (2)	366,085	356,732	351,049	288,636	285,402
Long-term debt (including current maturities)	45,000	45,000	95,000	104,975	133,805
Shareholders’ equity	3,080,717	2,680,483	2,276,854	1,851,158	1,684,637

(1)	Our 2017 net income included a tax benefit of $104.9 million due to the remeasurement of our deferred taxes to reflect the impact of the Tax Act.
(2)

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, “Leases” (Topic 842), which resulted in the recognition of right-of-use assets of approximately $65 million with corresponding lease liabilities on our Balance Sheet as of December 31, 2019.

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

In analyzing the components of our revenue, we monitor changes and trends in our LTL volumes and LTL revenue per hundredweight.  While LTL revenue per hundredweight is a yield measurement, it is also a commonly-used indicator for general pricing trends in the LTL industry.  This yield metric is not a true measure of price, however, as it can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul.  As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates.  LTL revenue per hundredweight and the key factors that can impact this metric are described in more detail below:

•

LTL Revenue Per Hundredweight - Our LTL transportation services are generally priced based on weight, commodity, and distance.  This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight metrics results in a more accurate representation of the underlying changes in our yields by matching total billed revenue with the corresponding weight of those shipments.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2019	2018	2017
Revenue from operations	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	51.7	51.3	53.7
Operating supplies and expenses	11.5	12.3	11.6
General supplies and expenses	3.0	2.9	3.2
Operating taxes and licenses	2.8	2.8	3.0
Insurance and claims	1.3	1.1	1.2
Communication and utilities	0.7	0.8	0.8
Depreciation and amortization	6.2	5.7	6.2
Purchased transportation	2.2	2.4	2.5
Miscellaneous expenses, net	0.7	0.5	0.7
Total operating expenses	80.1	79.8	82.9
Operating income	19.9	20.2	17.1
Interest (income) expense, net	(0.2)	(0.1)	0.1
Other expense (income), net	0.0	0.1	(0.1)
Income before income taxes	20.1	20.2	17.1
Provision for income taxes	5.1	5.2	3.3
Net income	15.0%	15.0%	13.8%

Old Dominion faced many challenges in 2019, yet we were still able to produce new Company records for revenue, net income and earnings per diluted share.  Our consistent focus on revenue quality resulted in yield improvement that more than offset the decrease in our LTL tons.  While we had originally anticipated growth in LTL tons for the year, we believe the decrease was attributable to the sluggish economy and increased price competition in our industry.  With declining volumes, our focus intensified on managing our variable costs and improving productivity.  As a result of our cost management initiatives, our operating ratio of 80.1% was only slightly higher than the Company record in 2018 despite a significant increase in our fringe benefit costs associated with the 53.7% increase in our share price during the year. Net income increased at the same rate of our revenue growth and earnings per diluted share increased 3.8% to $7.66.

2019 Compared to 2018

Key financial and operating metrics for 2019 and 2018 are presented below:

	2019	2018	Change	% Change
Work days	253	253	—	—
Revenue (in thousands)	$4,109,111	$4,043,695	$65,416	1.6
Operating ratio	80.1%	79.8%
Net income (in thousands)	$615,518	$605,668	$9,850	1.6
Diluted earnings per share	$7.66	$7.38	$0.28	3.8
LTL tons (in thousands)	8,964	9,379	(415)	(4.4)
LTL shipments (in thousands)	11,491	11,748	(257)	(2.2)
LTL weight per shipment (lbs.)	1,560	1,597	(37)	(2.3)
LTL revenue per hundredweight	$22.64	$21.25	$1.39	6.5
LTL revenue per shipment	$353.18	$339.35	$13.83	4.1
LTL revenue per intercity mile (1)	$6.30	$5.99	$0.31	5.2
LTL intercity miles (in thousands) (1)	644,287	665,697	(21,410)	(3.2)
Average length of haul (miles)	917	918	(1)	(0.1)

(1) - Intercity mile statistics for 2018 have been adjusted to exclude miles related to non-LTL shipments.

Revenue

Revenue increased $65.4 million, or 1.6%, as compared to 2018, due to a $72.8 million increase in LTL revenue partially offset by a $7.4 million decrease in non-LTL revenue. LTL revenue was higher in 2019 due to an increase in LTL revenue per hundredweight that was partially offset by a decrease in volumes. The reduction in LTL tons during 2019 resulted from decreases in both LTL weight per shipment and LTL shipments. Despite the decrease in volumes, we believe that our superior service allowed us to increase our market share while also maintaining our price discipline during the year.

LTL revenue per hundredweight increased 6.5% to $22.64 in 2019 as compared to 2018. We believe this increase reflects our continued focus on the consistent execution of our yield management process as well as the 2.3% decrease in LTL weight per shipment. Our LTL revenue and yield were negatively impacted by a decrease in fuel surcharges in 2019 that resulted from a decrease in the average price of diesel fuel. Excluding fuel surcharges, LTL revenue per hundredweight increased 7.3% to $19.72 in 2019 compared to 2018. As a percent of revenue, fuel surcharges decreased to 12.7% in 2019 as compared to 13.3% in 2018.

January 2020 Update

Revenue per day increased 0.2% in January 2020 compared to the same month last year. LTL tons per day decreased 3.6%, due primarily to a 2.5% decrease in LTL shipments per day and a 1.1% decrease in LTL weight per shipment. LTL revenue per hundredweight increased approximately 4.2% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased approximately 4.1% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $46.9 million, or 2.3%, in 2019 as compared to 2018, due primarily to a $45.5 million increase in employee benefit costs. Salaries and wages remained consistent between the periods compared, as annual wage increases provided to our employees at the beginning of both September 2018 and 2019 were offset by a decrease in performance-based compensation and an improvement in productivity. In addition, our average number of full-time employees decreased 0.4% in 2019 as compared to 2018 due primarily to the decrease in LTL shipments. Productivity improvements for the year included increases in both platform and P&D shipments per hour, while our linehaul laden load average declined slightly due primarily to the decrease in weight per shipment. As a result, our productive labor costs, which include drivers, dock workers, and technicians, improved as a percent of revenue to 27.6% in 2019 as compared to 27.9% in 2018. Our other salaries and wages as a percent of revenue also improved to 10.2% in 2019 as compared to 10.5% in 2018.

Employee benefit costs increased $45.5 million, or 8.7%, in 2019 as compared to 2018, due primarily to increased expense associated with phantom stock plan retirement benefits historically linked to the market price of our common stock, as well as additional expense associated with the December 2019 amendments to the phantom stock plans. Employee benefits were also impacted by higher group health and dental costs resulting from an increase in the number of employees and their family members covered by our plans. As a result of these increases, our benefit costs as a percent of salaries and wages increased to 36.4% in 2019 compared to 33.5% in 2018.

Operating supplies and expenses decreased $24.4 million, or 4.9%, in 2019 as compared to 2018, due primarily to a decrease in our costs for fuel used in our vehicles. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The decrease in our diesel fuel costs, excluding fuel taxes, was due primarily to an 8.0% decrease in our average cost per gallon of diesel fuel during 2019. In addition, our gallons consumed decreased 4.1% in 2019 as compared to 2018 due primarily to a 3.1% decrease in linehaul and P&D miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Other operating supplies and expenses increased slightly as a percent of revenue between the periods compared.

Depreciation and amortization increased $23.3 million, or 10.1%, in 2019 as compared to 2018, due primarily to the assets acquired as part of our 2018 and 2019 capital expenditure programs. These costs increased as a percent of revenue in 2019 due to the loss of leverage associated with the decrease in volumes and a capital expenditure plan for equipment that anticipated more business growth. While our 2020 capital expenditure plan is lower than 2019, particularly with respect to tractors and trailers, we believe depreciation expense will continue to increase. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate in 2019 was 25.3% as compared to 25.7% in 2018. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

2018 Compared to 2017

Key financial and operating metrics for 2018 and 2017 are presented below:

	2018	2017	Change	% Change
Work days	253	253	—	—
Revenue (in thousands)	$4,043,695	$3,358,112	$685,583	20.4
Operating ratio	79.8%	82.9%
Net income (in thousands)	$605,668	$463,774	$141,894	30.6
Diluted earnings per share	$7.38	$5.63	$1.75	31.1
LTL tons (in thousands)	9,379	8,519	860	10.1
LTL shipments (in thousands)	11,748	10,736	1,012	9.4
LTL weight per shipment (lbs.)	1,597	1,587	10	0.6
LTL revenue per hundredweight	$21.25	$19.39	$1.86	9.6
LTL revenue per shipment	$339.35	$307.66	$31.69	10.3
LTL revenue per intercity mile (1)	$5.99	$5.53	$0.46	8.3
LTL intercity miles (in thousands) (1)	665,697	597,616	68,081	11.4
Average length of haul (miles)	918	917	1	0.1

(1) - Intercity mile statistics have been adjusted to exclude miles related to non-LTL shipments.

Revenue

Revenue increased $685.6 million, or 20.4%, as compared to 2017, due to a $679.1 million increase in LTL revenue and a $6.5 million increase in non-LTL revenue. LTL revenue was higher in 2018 due to increases in both LTL tons and yield. The 10.1% increase in LTL tons during 2018 resulted from a 9.4% increase in LTL shipments and a 0.6% increase in LTL weight per shipment as compared to 2017. We believe these increases were driven by a stronger U.S. domestic economy and market share gains resulting from increased demand for the consistent levels of superior service that we provide to our customers.

LTL revenue per hundredweight increased 9.6% to $21.25 in 2018 as compared to 2017.  We believe the continued increase in our revenue per hundredweight reflected our consistent yield management process and a favorable pricing environment that resulted from general capacity constraints in the transportation industry. Our LTL revenue and yield were also positively impacted by an increase in fuel surcharges in 2018 as compared to 2017. Excluding fuel surcharges, LTL revenue per hundredweight increased 6.9% in 2018 compared to 2017. As a percent of revenue, fuel surcharges increased to 13.3% in 2018 from 11.1% in 2017.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $273.2 million, or 15.2%, in 2018 due to a $201.6 million increase in salaries and wages and a $71.6 million increase in benefit costs. The increase in the costs attributable to salaries and wages was due primarily to an increase in the number of full-time employees and increases in our employees’ wages. Our average number of full-time employees increased 14.2% during 2018 as compared to 2017 to support our shipment growth. Salaries and wages also increased as a result of higher performance-based compensation and annual wage increases provided to our employees at the beginning of both September 2018 and September 2017. In addition, our costs were also impacted by productivity declines in our platform and P&D operations related to training of our new employees. Although our costs increased, our aggregate productive labor costs as a percent of revenue improved to 27.9% in 2018 compared to 29.3% in 2017. Our indirect salaries and wages as a percent of revenue also improved to 11.5% in 2018, compared to 12.0% in 2017.

Employee benefit costs increased $71.6 million, or 15.9%, due primarily to the increase in our average number of full-time employees, enhancements to our employees’ paid time off benefits implemented in 2018, and higher 401(k) benefits directly linked to the increase in our net income. The change in our benefit costs was also impacted by a decrease in the costs of certain retirement benefits directly linked to the market price of our common stock, and lower workers’ compensation cost per employee in 2018 as compared to 2017. As a percent of salaries and wages, our benefit costs increased to 33.5% in 2018 compared to 33.2% in 2017.

Operating supplies and expenses increased $109.2 million, or 28.6%, in 2018 as compared to 2017, due primarily to increased costs of diesel fuel. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The increase in our diesel fuel costs, excluding fuel taxes, was due primarily to a 24.9% increase in our average cost per gallon of diesel fuel during 2018. In addition, our gallons consumed increased 10.8% in 2018 as compared to 2017 due primarily to an 11.1% increase in linehaul and P&D miles driven. We do not use diesel fuel hedging instruments; therefore our costs are subject to market price fluctuations.

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

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2019	2018	2017
Cash and cash equivalents at beginning of year	$190,282	$127,462	$10,171
Cash flows provided by (used in):
Operating activities	983,888	900,116	536,294
Investing activities	(473,639)	(580,391)	(367,746)
Financing activities	(296,960)	(256,905)	(51,257)
Increase in cash and cash equivalents	213,289	62,820	117,291
Cash and cash equivalents at end of year	$403,571	$190,282	$127,462

The change in our cash flows provided by operating activities during 2019 as compared to 2018 was impacted by an increase in depreciation and amortization of $23.3 million, a decrease in our income taxes paid of $12.7 million and fluctuations in other working capital accounts.

The change in our cash flows provided by operating activities during 2018 as compared to 2017 was impacted by an increase in income before income taxes of $239.7 million, an increase in depreciation and amortization of $24.6 million, a decrease in income taxes paid of $29.4 million and fluctuations in certain working capital accounts.

The changes in cash flows used in investing activities for all periods were primarily due to the increased land and structure expenditures to increase the capacity of our service center network and changes to our revenue equipment expenditures associated with our fleet replacement cycle and anticipated volume trends each year. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The changes in cash flows used in financing activities for all periods were due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt, which includes our senior unsecured revolving line of credit. Our financing arrangements are more fully described below under “Financing Agreements.” Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

We have three primary sources of available liquidity: cash and cash equivalents, cash flows from operations and available borrowings under our senior unsecured revolving credit agreement, which is described below. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through capital leases, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Land and structures	$250,387	$247,291	$179,150
Tractors	75,418	185,209	123,152
Trailers	88,115	98,835	37,424
Technology	30,424	20,309	19,329
Other equipment and assets	34,981	36,648	23,070
Less: Proceeds from sales	(5,686)	(6,983)	(12,240)
Total	$473,639	$581,309	$369,885

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

We currently estimate capital expenditures will be approximately $315 million for the year ending December 31, 2020. Approximately $245 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $50 million is allocated for investments in technology and other assets; and approximately $20 million is allocated for the purchase of tractors and trailers. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our senior unsecured revolving credit facility. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

During the years ended December 31, 2019, 2018 and 2017, we repurchased 1,602,224, 1,175,565, and 91,921 shares of our common stock under our repurchase programs for an aggregate of $241.0 million, $163.3 million, and $8.0 million, respectively. As of December 31, 2019, we had $240.8 million remaining authorized under the 2019 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.17 per share for each quarter of 2019, $0.13 per share for each quarter of 2018, and $0.10 per share for each quarter of 2017.

On February 6, 2020, we announced that our Board of Directors had declared a cash dividend of $0.23 per share of our common stock. The dividend is payable on March 18, 2020 to shareholders of record at the close of business on March 4, 2020. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our revolving credit facility. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations and, if needed, borrowings under our revolving credit facility.

On February 21, 2020, we announced that our Board of Directors has approved a three-for-two split of our common stock for shareholders of record as of the close of business on the record date of March 10, 2020. The additional shares will be distributed by our transfer agent, Broadridge Corporate Issuer Solutions, Inc., on March 24, 2020. In lieu of fractional shares, shareholders will receive a cash payment based on the average of the high and low sales prices of the common stock on the record date.

Financing Agreements

We have one unsecured senior note agreement with a principal amount outstanding of $45.0 million at December 31, 2019 and December 31, 2018. The agreement calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

On November 21, 2019, we entered into a second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. Of the $250.0 million line of credit commitments under the Credit Agreement, up to $100.0 million may be used for letters of credit.

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR (including applicable successor provisions) plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.000% to 1.375%; or (ii) a Base Rate plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 0.000% to 0.375%. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.100% to 0.175% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.100%.

The Credit Agreement replaced our previous five-year, $300.0 million senior unsecured revolving credit agreement dated as of December 15, 2015, as amended on September 9, 2016 (the “Prior Credit Agreement”). For periods in 2019 and 2018 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.125%.

The amounts outstanding and available borrowing capacity at December 31, 2019 under the Credit Agreement and at December 31, 2018 under the Prior Credit Agreement are presented below:

	December 31,
(In thousands)	2019	2018
Facility limit	$250,000	$300,000
Line of credit borrowings	—	—
Outstanding letters of credit	(48,915)	(61,455)
Available borrowing capacity	$201,085	$238,545

The interest rate is fixed on our senior note agreement. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Our senior note agreement and Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. Any future wholly-owned material domestic subsidiaries of the Company would be required to guarantee payment of all of our obligations under these agreements. The Credit Agreement also includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2019.

A significant decrease in demand for our services could limit our ability to generate cash flow and affect our profitability. Our senior note agreement has covenants that require stated levels of financial performance, which if not achieved could cause acceleration of the payment schedules. As of December 31, 2019, we were in compliance with these covenants. We do not anticipate a significant decline in business levels or financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Senior Notes	$48,233	$2,155	$46,078	$—	$—
Operating lease obligations (2)	85,213	12,839	18,160	11,205	43,009
Purchase obligations and Other (3)	82,489	30,486	15,904	9,820	26,279
Total	$215,935	$45,480	$80,142	$21,025	$69,288

(1)

Contractual obligations include principal and interest on our senior notes; operating leases consisting primarily of real estate and automotive leases; and purchase obligations relating to non-cancellable purchase orders for equipment scheduled for delivery in 2020 and information technology agreements. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

(2)	Lease payments include lease extensions that are reasonably certain to be exercised.

(3)	Includes $44.8 million in lease payments for leases that have been executed but not yet commenced.

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

Allowances for Uncollectible Accounts and Revenue Adjustments

We maintain an allowance for uncollectible accounts for estimated losses resulting from the failure of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers, including anticipated changes to future performance. We determine customer receivables to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts to ensure that the allowance reflects the most recent trends and factors.

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

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2019. Our employment agreement with David S. Congdon is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Audit Committee Approval

The Audit Committee of our Board of Directors reviews and approves all related person transactions in accordance with our Related Person Transactions Policy.

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

We are exposed to market risk for investments relating to Company-owned life insurance contracts on certain current and former employees. The cash surrender value for variable life insurance contracts was $56.7 million of the $59.0 million, and $45.7 million of the $47.7 million, of aggregate cash surrender values for all life insurance contracts included on our Balance Sheets at December 31, 2019 and 2018, respectively. The underlying investments in our variable life insurance contracts expose us to market fluctuations. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments on December 31, 2019. A 10% change in market value would have caused a $5.7 million and a $4.6 million impact on our pre-tax income in 2019 and 2018, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$403,571	$190,282
Customer receivables, less allowances of $8,866 and $9,913, respectively	397,579	427,569
Other receivables	10,586	40,691
Prepaid expenses and other current assets	55,098	47,687
Total current assets	866,834	706,229
Property and equipment:
Revenue equipment	1,898,999	1,811,233
Land and structures	2,039,937	1,796,868
Other fixed assets	482,425	454,432
Leasehold improvements	11,709	10,619
Total property and equipment	4,433,070	4,073,152
Less: Accumulated depreciation	(1,464,235)	(1,318,209)
Net property and equipment	2,968,835	2,754,943
Goodwill	19,463	19,463
Other assets	140,436	64,648
Total assets	$3,995,568	$3,545,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,254	$78,518
Compensation and benefits	192,524	198,456
Claims and insurance accruals	54,330	53,263
Other accrued liabilities	46,130	26,495
Income taxes payable	2,847	—
Total current liabilities	366,085	356,732
Long-term debt	45,000	45,000
Other non-current liabilities	241,802	215,399
Deferred income taxes	261,964	247,669
Total long-term liabilities	548,766	508,068
Total liabilities	914,851	864,800
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 140,000,000 shares authorized, 79,688,356 and 81,231,131 shares outstanding at December 31, 2019 and 2018, respectively	7,969	8,123
Capital in excess of par value	222,430	142,176
Retained earnings	2,850,318	2,530,184
Total shareholders’ equity	3,080,717	2,680,483
Total liabilities and shareholders’ equity	$3,995,568	$3,545,283

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Revenue from operations	$4,109,111	$4,043,695	$3,358,112

Operating expenses:
Salaries, wages and benefits	2,122,464	2,075,602	1,802,440
Operating supplies and expenses	473,114	497,476	389,782
General supplies and expenses	123,975	119,180	107,733
Operating taxes and licenses	116,839	112,210	99,778
Insurance and claims	52,549	44,118	41,718
Communications and utilities	29,601	31,070	27,754
Depreciation and amortization	253,681	230,357	205,763
Purchased transportation	89,636	96,017	84,747
Miscellaneous expenses, net	28,546	20,614	22,511
Total operating expenses	3,290,405	3,226,644	2,782,226

Operating income	818,706	817,051	575,886

Non-operating (income) expense:
Interest expense	377	189	2,154
Interest income	(6,763)	(3,113)	(740)
Other expense (income), net	1,143	4,462	(1,360)
Total non-operating (income) expense	(5,243)	1,538	54

Income before income taxes	823,949	815,513	575,832
Provision for income taxes	208,431	209,845	112,058
Net income	$615,518	$605,668	$463,774

Earnings per share:
Basic	$7.67	$7.39	$5.63
Diluted	$7.66	$7.38	$5.63

Weighted average shares outstanding:
Basic	80,276,145	81,923,564	82,308,417
Diluted	80,406,399	82,019,781	82,407,068

Dividends declared per share	$0.68	$0.52	$0.40

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2016	82,417	$8,242	$135,466	$1,707,450	$1,851,158
Net income	—	—	—	463,774	463,774
Share repurchases	(92)	(9)	—	(8,004)	(8,013)
Cash dividends declared	—	—	—	(32,963)	(32,963)
Share-based compensation and restricted share issuances, net of taxes	51	5	2,893	—	2,898
Balance as of December 31, 2017	82,376	8,238	138,359	2,130,257	2,276,854
Net income	—	—	—	605,668	605,668
Share repurchases	(1,176)	(118)	—	(163,147)	(163,265)
Cash dividends declared	—	—	—	(42,594)	(42,594)
Share-based compensation and restricted share issuances, net of taxes	31	3	3,817	—	3,820
Balance as of December 31, 2018	81,231	8,123	142,176	2,530,184	2,680,483
Net Income	—	—	—	615,518	615,518
Share repurchases	(1,602)	(160)	—	(240,800)	(240,960)
Cash dividends declared	—	—	—	(54,584)	(54,584)
Reclassification of liability for modified equity awards	—	—	64,991	—	64,991
Share-based compensation and restricted share issuances, net of taxes	59	6	15,263	—	15,269
Balance as of December 31, 2019	79,688	$7,969	$222,430	$2,850,318	$3,080,717

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$615,518	$605,668	$463,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,681	230,357	205,763
Noncash lease expense	11,066	—	—
Loss on disposal of property and equipment	6,066	477	1,274
Deferred income taxes	13,157	57,709	(82,639)
Share-based compensation	16,717	4,894	3,242
Changes in assets and liabilities:
Customer and other receivables, net	30,330	(34,666)	(76,353)
Prepaid expenses and other assets	(16,807)	(12,003)	(12,885)
Accounts payable	(8,264)	4,789	(15,487)
Compensation, benefits and other accrued liabilities	3,263	47,552	25,330
Claims and insurance accruals	5,297	8,142	1,843
Income taxes, net	32,612	(17,813)	(4,939)
Other liabilities	21,252	5,010	27,371
Net cash provided by operating activities	983,888	900,116	536,294

Cash flows from investing activities:
Purchase of property and equipment	(479,325)	(588,292)	(382,125)
Proceeds from sale of property and equipment	5,686	6,983	12,240
Other investing activities, net	—	918	2,139
Net cash used in investing activities	(473,639)	(580,391)	(367,746)

Cash flows from financing activities:
Principal payments under long-term debt agreements	—	(50,000)	—
Net payments on revolving line of credit	—	—	(9,975)
Dividends paid	(54,552)	(42,566)	(32,925)
Payments for share repurchases	(240,960)	(163,265)	(8,013)
Other financing activities, net	(1,448)	(1,074)	(344)
Net cash used in financing activities	(296,960)	(256,905)	(51,257)

Increase in cash and cash equivalents	213,289	62,820	117,291
Cash and cash equivalents at beginning of year	190,282	127,462	10,171
Cash and cash equivalents at end of year	$403,571	$190,282	$127,462

Income taxes paid	$157,290	$170,035	$199,404
Interest paid	$3,857	$4,525	$5,442
Capitalized interest	$3,128	$3,237	$3,309

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

We have one operating segment and no single customer exceeds 5% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2019	2018	2017
LTL services	$4,055,467	$3,982,658	$3,303,611
Other services	53,644	61,037	54,501
Total revenue	$4,109,111	$4,043,695	$3,358,112

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

Allowances for Uncollectible Accounts and Revenue Adjustments

We maintain an allowance for uncollectible accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate this allowance by analyzing the aging of our customer receivables, our historical loss experience and other trends and factors affecting the credit risk of our customers, including anticipated changes to future performance. Write-offs occur when we determine an account to be uncollectible and could differ from our allowance estimate as a result of factors such as changes in the overall economic environment or risks surrounding our customers. Additional allowances may be required if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments. We periodically review the underlying assumptions in our estimate of the allowance for uncollectible accounts to ensure that the allowance reflects the most recent trends and factors.

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

Depreciation expense was $253.7 million, $230.4 million and $205.6 million for 2019, 2018 and 2017, respectively.

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

We performed the qualitative assessment of goodwill on our annual measurement date of October 1, 2019 and determined that it was more likely than not that the fair value of our reporting unit would be greater than its carrying amount. Therefore, we determined it was not necessary to perform the quantitative goodwill impairment test. Furthermore, there has been no historical impairment of our goodwill.

Claims and Insurance Accruals

As of December 31, 2019, we maintained a self-insured retention (“SIR”) of $3.0 million per occurrence (for any claim that occurs on or after March 30, 2019) or $2.75 million per occurrence (for any claim that occurred between March 30, 2006 and March 29, 2019) for bodily injury and property damage (“BIPD”), plus a one-time, $2.5 million aggregate corridor deductible applicable per policy period to any claim that exceeds $5.0 million and occurs on or after March 30, 2016. We maintained a deductible of $2.0 million per occurrence (for any claim that occurs on or after March 30, 2019) or $1.0 million per occurrence (for any claim that occurred between March 30, 2003 and March 29, 2019) for workers’ compensation claims, and a SIR of $1.0 million per covered person paid during 2019 for group health claims.

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, group health and group dental. These accruals include amounts for future claims development and claims incurred but not reported, which are primarily based on historical claims development experience. The related cost for cargo loss and damage and BIPD is charged to “Insurance and claims” on our Statements of Operations, while the related costs for workers’ compensation, group health and group dental are charged to “Salaries, wages and benefits” on our Statements of Operations.

Our liability for claims and insurance totaled $141.1 million and $135.8 million at December 31, 2019 and 2018, respectively. The long-term portions of those reserves were $86.7 million and $82.5 million for 2019 and 2018, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock, restricted stock, and performance-based restricted stock units which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense recognized for all share-based compensation awards was $42.9 million, $10.7 million and $22.7 million during 2019, 2018, and 2017, respectively. The total tax benefit recognized related to these awards was ($10.8) million, ($3.2) million and ($9.0) million during 2019, 2018, and 2017, respectively.

Awards of phantom stock are accounted for as a liability under ASC Topic 718 and changes in the fair value of our liability are recognized as compensation cost over the remaining requisite service period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period and the compensation cost is based on the change in fair market value for each reporting period.

In December 2019, we modified our employee and director phantom stock plans to permit the settlement of outstanding phantom stock awards in shares of the Company’s common stock in lieu of cash settlement. Awards for plan participants electing to settle their awards in stock were amended and certain vesting provisions were waived. Modified awards are accounted for as equity awards rather than liability awards under ASC Topic 718, as they are settled in common stock rather than cash. The total compensation cost of the amended awards was remeasured on the modification date. Any excess over the previously recognized compensation cost will be recognized on a straight-line basis over the requisite remaining period.

Awards of restricted stock and performance-based restricted stock units are accounted for as equity under ASC Topic 718. We recognize compensation cost, net of estimated forfeitures, for restricted stock awards on a straight-line basis over the requisite service period of each award. Compensation cost for performance-based restricted stock unit awards is recognized on a straight-line basis over the requisite service period of each award. At the end of each reporting period, we reassess the probability of achieving performance targets and changes to our initial assessment are reflected in the reporting period in which the change in estimate occurs.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $28.3 million, $28.2 million and $27.3 million for 2019, 2018 and 2017, respectively.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, was $45.0 million at each of December 31, 2019 and 2018. The estimated fair value of our total long-term debt, including current maturities, was $46.1 million and $45.6 million at December 31, 2019 and 2018, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

  During the second quarter of 2019, we completed our stock repurchase program, previously announced on May 17, 2018, to repurchase up to an aggregate of $250.0 million of our outstanding common stock. On May 16, 2019, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “2019 Repurchase Program”). Under the 2019 Repurchase Program, which became effective upon the expiration of our prior stock repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of December 31, 2019, we had $240.8 million remaining authorized under the 2019 Repurchase Program.

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

We elected the package of practical expedients referenced in ASU 2016-02, which permits companies to retain original lease identification and classification without reassessing initial direct costs for existing leases. We also elected (i) the practical expedient that exempts leases with an initial lease term of twelve months or less, (ii) the practical expedient that allows companies to select, by class of underlying asset, not to separate lease and non-lease components, and (iii) the practical expedient that allows companies to apply hindsight in determining lease terms. Our adoption of this standard resulted in the recognition of right-of-use assets and corresponding lease liabilities of $68.0 million and $69.1 million, respectively, as of January 1, 2019. There were no material impacts to our results of operations or our cash flows. Disclosures related to the amount, timing, and uncertainty of cash flows arising from our leases are included in Note 3.

Note 2. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(In thousands)	2019	2018
Senior notes	$45,000	$45,000
Revolving credit facility	—	—
Total long-term debt	45,000	45,000
Less: Current maturities	—	—
Total maturities due after one year	$45,000	$45,000

 We have one unsecured senior note agreement with an amount outstanding of $45.0 million at December 31, 2019 and 2018. The agreement calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

On November 21, 2019, we entered into a second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”). The Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. Of the $250.0 million line of credit commitments under the Credit Agreement, up to $100.0 million may be used for letters of credit.

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR (including applicable successor provisions) plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.000% to 1.375%; or (ii) a Base Rate plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 0.000% to 0.375%. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.100% to 0.175% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.100%.

The Credit Agreement replaced our previous five-year, $300.0 million senior unsecured revolving credit agreement dated as of December 15, 2015, as amended on September 9, 2016 (the “Prior Credit Agreement”). For periods in 2019 and 2018 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.125%.

There were $48.9 million and $61.5 million of outstanding letters of credit at December 31, 2019 and 2018, respectively.

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

Note 3. Leases

We lease certain assets under operating leases, which at December 31, 2019 primarily consist of real estate leases for 31 of our 236 service center locations and automotive leases for private passenger vehicles. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

The right-of-use assets and corresponding lease liabilities on our Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options begin in 2020 and continue through 2033, and range from one to ten years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets.

Of our total lease liabilities, $10.4 million is classified as current and is presented within “Other accrued liabilities,” and $56.1 million is classified as non-current and is presented within “Other non-current liabilities,” on our Balance Sheet as of December 31, 2019. Our right-of-use assets totaled $65.3 million and are presented within “Other assets,” which is classified as long-term, on our Balance Sheet as of December 31, 2019.

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of December 30, 2019, are as follows:

(In thousands)	Lease Payments (a)
2020	$12,839
2021	10,255
2022	7,906
2023	6,377
2024	4,828
Thereafter	43,008
Total lease payments	$85,213
Less: Imputed interest	(18,728)
Total lease liabilities	$66,485

(a) Lease payments include lease extensions that are reasonably certain to be exercised and exclude $44.8 million in lease payments for leases that have been executed but not yet commenced.

The weighted average lease term for our operating leases was 9.4 years as of December 31, 2019. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 4.0% as of December 31, 2019.

Cash paid for amounts included in the measurement of our operating leases was $14.3 million for the year ended December 31, 2019. Aggregate expense under operating leases was $14.7 million, $12.6 million and $14.1 million for 2019, 2018 and 2017, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset. During the year ended December 31, 2019, we added $8.3 million of right-of-use assets in exchange for new operating lease liabilities.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$152,836	$113,491	$169,053
State	42,438	38,647	25,644
	195,274	152,138	194,697
Deferred:
Federal	12,013	49,125	(81,551)
State	1,144	8,582	(1,088)
	13,157	57,707	(82,639)
Total provision for income taxes	$208,431	$209,845	$112,058

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

          The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Tax provision at statutory rate	$173,029	$171,258	$201,541
State income taxes, net of federal benefit	35,507	36,396	20,277
Revaluation of deferred taxes in connection with the Tax Act	—	—	(104,864)
Other, net	(105)	2,191	(4,896)
Total provision for income taxes	$208,431	$209,845	$112,058

Deferred tax assets and liabilities, which are included in “Other assets” and “Deferred income taxes” on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Claims and insurance reserves	$28,390	$27,433
Accrued vacation	17,642	17,932
Deferred compensation	42,417	31,306
Other	11,843	20,861
Total deferred tax assets	100,292	97,532

Deferred tax liabilities:
Depreciation and amortization	(354,762)	(339,311)
Unrecognized revenue	—	—
Other	(3,617)	(3,151)
Total deferred tax liabilities	(358,379)	(342,462)
Net deferred tax liability	$(258,087)	$(244,930)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2016 through 2019. We also remain open to examination by various state tax jurisdictions for tax years 2015 through 2019.

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2019 and 2018. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2019. Our employment agreement with David S. Congdon is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Full-time employees meeting certain service requirements are automatically enrolled in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2019, 2018 and 2017 were $60.4 million, $59.8 million and $35.9 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $75.4 million and $62.9 million at December 31, 2019 and 2018, respectively, of which $71.4 million and $60.8 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2019 and 2018, respectively.

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the daily weighted average number of shares of our common stock outstanding for the period, excluding unvested restricted stock. Unvested restricted stock is included in common shares outstanding on our Balance Sheets.

Diluted earnings per share is computed using the treasury stock method. The denominator used in calculating diluted earnings per share includes the impact of unvested restricted stock and other dilutive, non-participating securities under our equity award agreements. The denominator excludes contingently-issuable shares under performance-based award agreements when the performance target has not yet been deemed achieved.

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Weighted average shares outstanding - basic	80,276,145	81,923,564	82,308,417
Dilutive effect of share-based awards	130,254	96,217	98,651
Weighted average shares outstanding - diluted	80,406,399	82,019,781	82,407,068

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

Restricted Stock Awards

During 2019, 2018 and 2017, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2019	91,181	$107.06
Granted	75,048	144.89
Vested	(51,675)	98.11
Forfeited	(5,400)	133.91
Unvested at December 31, 2019	109,154	$135.97

The weighted average grant date fair value per restricted stock award granted during fiscal years 2019, 2018 and 2017 was $144.89, $137.78 and $90.16, respectively. The total fair value of vested restricted stock awards for fiscal year 2019, 2018 and 2017 was $7.3 million, $6.2 million and $2.7 million, respectively.  At December 31, 2019, the Company had $8.2 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.8 years.

Performance-Based Restricted Stock Units

During 2019, we granted performance-based restricted stock units (“PBRSUs”) to selected employees under the Stock Incentive Plan. The PBRSUs are earned based on the achievement of stated Company performance metrics over a one-year performance period.  One-third of the earned PBRSUs vest following the end of the one-year performance period if the performance metrics are satisfied, with an additional one-third of the PBRSUs vesting on each of the next two anniversaries. Earned PBRSUs are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested PBRSUs are generally forfeited if minimum threshold performance targets are not achieved or upon termination of employment. The PBRSUs do not include dividend participation rights.

Compensation cost for PBRSUs is measured at the grant date based on the fair market value per share of our common stock, with consideration given to the probability of achieving performance targets. At the end of each reporting period, we reassess the probability of achieving performance targets and changes to our initial assessment are reflected in the reporting period in which the change in estimate occurs. At December 31, 2019, all PBRSUs previously granted were forfeited as the performance metrics were not met.

Phantom Stock Plan

Employee Plans

On October 30, 2012, our Board of Directors approved, and we adopted the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan, as amended on January 29, 2015 and December 16, 2019 (the “2012 Phantom Stock Plan”). Under the 2012 Phantom Stock Plan, 1,000,000 shares of phantom stock may be awarded, each of which represents a contractual right to receive an amount in cash or common stock equal to the fair market value of a share of our common stock on the settlement date, which is the earliest of the date of the participant’s (i) termination of employment for any reason other than for cause, (ii) death or (iii) total disability. Each award vests in 20% increments on the anniversary of the grant date provided that the participant (i) has been continuously employed by us since the grant date, (ii) has been continuously employed by us for ten years, and (iii) has reached the age of 65 (with respect to the cash settlement option). Vesting also occurs on the earliest of (i) a change in control, (ii) death or (iii) total disability. Awards are settled in cash or common stock after the required vesting period has been satisfied and upon termination of employment. Unvested shares are forfeited upon termination of employment, although our Board of Directors has authority to modify and/or accelerate the vesting of awards.

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended January 1, 2009, May 18, 2009, May 17, 2011, January 29, 2015 and December 16, 2019 (the “2005 Phantom Stock Plan” and, together with the 2012 Phantom Stock Plan, the “Employee Phantom Plans”). The 2005 Phantom Stock Plan expired in May 2012; however, grants under the 2005 Phantom Stock Plan remain outstanding. Each share of phantom stock awarded to eligible employees under the 2005 Phantom Stock Plan represents a contractual right to receive an amount in cash or common stock equal to the fair market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age (with respect to the cash settlement option), (ii) death, or (iii) total disability. Awards are settled in cash after the required vesting period has been satisfied and upon termination of employment.

Awards under the 2005 Phantom Stock Plan vest upon the earlier to occur of the following: (i) the date of a change of control in our ownership; (ii) the fifth anniversary of the grant date of the award, provided the participant is employed by us on that date; (iii) the date of the participant’s death while employed by us; (iv) the date of the participant’s total disability; or (v) with respect to the cash settlement option, the date the participant attains the age of 65 while employed by us. Awards that are not vested upon termination of employment are forfeited. The 2005 Phantom Stock Plan does, however, provide the Board of Directors with discretionary authority to modify and/or accelerate the vesting of awards.

On December 16, 2019, our Board of Directors approved, and the Company adopted, amendments to the Employee Phantom Plans. The amendments permit settlement of outstanding phantom stock awards in shares of the Company’s common stock in lieu of cash settlement, among other administrative changes. For employees who elected to amend their phantom stock awards under the Employee Phantom Plans and settle awards in common stock, the amended award agreements also provide for waivers of the age 65 and age 55 vesting provisions required by the 2012 Phantom Stock Plan and the 2005 Phantom Stock Plan, respectively.

Director Plan

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended April 1, 2011, February 20, 2014, August 7, 2014, February 25, 2016 and December 16, 2019 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each eligible non-employee director was granted an annual award of phantom shares. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and authorized the subsequent annual grants to be made thereafter. For each vested phantom share, participants are entitled to an amount in cash or common stock equal to the fair market value of the award on the date that service as a director terminates for any reason. Our shareholders approved the Stock Incentive Plan at our 2016 Annual Meeting of Shareholders; as a result, no phantom shares have been granted under the Phantom Plans since such approval.

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

On December 16, 2019, our Board of Directors approved, and the Company adopted, an amendment to the Director Phantom Stock Plan. The amendment permits settlement of outstanding phantom stock awards in shares of the Company’s common stock in lieu of cash settlement, among other administrative changes.

Accounting Impact

Modified awards are accounted for as equity awards rather than liability awards under ASC Topic 718, Compensation - Stock Compensation, as they are settled in common stock rather than cash.   In December 2019, awards for 409,331 employee and director phantom shares were modified to settle in shares of the Company’s common stock. These modified awards have a weighted average grant date fair value per share of $180.61. In connection with the modification, the $55.0 million and $10.0 million accrued liability for unsettled phantom stock awards was reclassified to “Capital in excess of par value” on our Balance Sheet. Incremental compensation cost of $9.5 million resulting from the modification of awards was recognized in “Salaries, wages and benefits” on our Statements of Operations on the modification date.

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2019 for the Phantom Plans is provided below:

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2018	466,387	54,071	520,458
Granted	—	—	—
Settled	(41,217)	—	(41,217)
Forfeited	—	—	—
Balance of shares outstanding at December 31, 2019	425,170	54,071	479,241

Of the outstanding awards at December 31, 2019, 409,331 phantom shares relate to modified awards and 69,910 phantom shares relate to unmodified awards. Of these outstanding awards, 451,480 and 356,789 phantom shares were vested at December 31, 2019 and 2018, respectively. Of the modified shares, 282,619 phantom shares were vested pre-modification and 112,386 phantom shares were vested post-modification for a total of 395,005 vested phantom shares with a weighted average grant date fair value per share of $180.84. As such, 14,326 phantom shares with a weighted average grant date fair value per share of $174.44 were unvested at December 31, 2019.

The liability for unsettled phantom stock awards accounted for as a liability under the Phantom Plans was $12.3 million and $57.2 million as of December 31, 2019 and 2018, respectively.

A summary of cash payments for settled unmodified liability phantom shares is provided below:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Employee Phantom Plans	$2,988	$2,360	$3,066
Director Phantom Stock Plan	964	198	474

Unrecognized compensation cost for all unvested shares related to unmodified awards under the Employee Phantom Plans as of December 31, 2019 was $0.9 million based on the fair market value of the awards on that date.

While the Stock Incentive Plan currently serves as our primary equity plan, the terms of the Phantom Stock Plans and related award agreements will continue to govern all awards granted under the Phantom Stock Plans until such awards have been settled, forfeited, canceled or have otherwise expired or terminated.

Note 9. Commitments and Contingencies

We are involved in or addressing various legal proceedings and claims, governmental inquiries, notices and investigations that have arisen in the ordinary course of our business and have not been fully adjudicated, some of which may be covered in whole or in part by insurance.  Certain of these matters include collective and/or class-action allegations. We do not believe that the resolution of any of these matters will have a material adverse effect upon our financial position, results of operations or cash flows.

Note 10. Quarterly Financial Information (Unaudited)

A summary of our unaudited quarterly financial information for 2019 and 2018 is provided below. Our tonnage levels and revenue mix are subject to seasonal trends common in the motor carrier industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh winter weather or natural disasters, such as hurricanes, tornadoes and floods, can also adversely impact our performance by reducing demand and increasing operating expenses.

	Quarter
(In thousands, except per share data)	First	Second	Third	Fourth	Total
2019
Revenue	$990,782	$1,060,666	$1,048,457	$1,009,206	$4,109,111
Operating income	178,426	234,489	217,527	188,264	818,706
Net income	133,323	174,072	164,099	144,024	615,518
Earnings per share:
Basic	1.65	2.16	2.05	1.81	7.67
Diluted	1.64	2.16	2.05	1.80	7.66
Cash dividends declared	0.17	0.17	0.17	0.17	0.68

2018
Revenue	$925,020	$1,033,498	$1,058,233	$1,026,944	$4,043,695
Operating income	149,340	220,481	228,385	218,845	817,051
Net income	109,333	163,434	173,442	159,459	605,668
Earnings per share:
Basic	1.33	1.99	2.12	1.96	7.39
Diluted	1.33	1.99	2.12	1.95	7.38
Cash dividends declared	0.13	0.13	0.13	0.13	0.52

Note 11. Subsequent Event

On February 21, 2020, we announced that our Board of Directors has approved a three-for-two split of our common stock for shareholders of record as of the close of business on the record date of March 10, 2020. The additional shares will be distributed by our transfer agent, Broadridge Corporate Issuer Solutions, Inc., on March 24, 2020. In lieu of fractional shares, shareholders will receive a cash payment based on the average of the high and low sales prices of the common stock on the record date.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, as well as the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Reserves for Bodily Injury/Property Damage (“BIPD”) and Workers’ Compensation

Description of the Matter

The liability for claims and insurance totaled $141.1 million at December 31, 2019, and the majority of this amount represents the self-insurance reserves for BIPD and workers’ compensation claims. The long-term portion of this liability was $86.7 million, which was included in “Other non-current liabilities”, and the remainder was included in “Claims and insurance accruals” on the Company’s Balance Sheet.

As described in Note 1 to the financial statements, claims and insurance accruals include the estimated cost of claims for BIPD and workers' compensation. These accruals include estimates for both future claims development on reported claims as well as claims incurred but not yet reported. The Company uses historical claims experience, known trends and third-party analyses to estimate the liabilities for each of the BIPD and workers’ compensation reserves.  These analyses are complex and require significant judgment as the models utilize multiple valuation methods and reflect subjective assumptions, including 1) the weighting of such methods, 2) the loss ratio, 3) the loss trend factor and 4) the loss development factor, among other assumptions.

How We Addressed the Matter in Our Audit

We identified and tested internal controls over management’s review of the estimate for self-insurance reserves for BIPD and workers’ compensation claims, including controls over the completeness and accuracy of data inputs used in the Company’s third-party calculations, the assumptions and reserve calculations, as well as management’s evaluation of service organization controls and user controls over the Company’s claims data managed by its third-party administrator.

To test the self-insurance reserves for BIPD and workers’ compensation claims balances, our audit procedures included, among others, evaluating the methodologies used and the significant assumptions discussed above, as well as performing procedures with respect to underlying data and calculations used in the Company’s third-party analyses. We involved our actuarial specialists to assist in our evaluation of the appropriateness of the methods and assumptions used as well as to independently calculate ranges of reasonable reserve estimates developed based on independently selected assumptions and to compare such ranges to the Company’s recorded reserves. We tested claims data by comparing the data to supporting source documentation and payment information as well as performing trend analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Raleigh, North Carolina

February 26, 2020

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2019, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 26, 2020, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2020 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2020 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2020 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2020 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2020 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2019 and December 31, 2018

Statements of Operations – Years ended December 31, 2019, December 31, 2018 and December 31, 2017

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2019, December 31, 2018 and December 31, 2017

Statements of Cash Flows – Years ended December 31, 2019, December 31, 2018 and December 31, 2017

Notes to the Financial Statements

(a)(2)  Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2017	$3,083	$2,555	$2,150	$3,488
2018	$3,488	$3,846	$3,702	$3,632
2019	$3,632	$2,113	$2,248	$3,497

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

FOR YEAR ENDED DECEMBER 31, 2019

Exhibit No.	Description

3.1.1

Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.1

Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018)

4.11

Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.13

Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated December 15, 2015 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 21, 2015)

4.13.1

First Amendment to Amended and Restated Credit Agreement and Commitment Increase Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated September 9, 2016 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on September 12, 2016)

4.14

Second Amended and Restated Credit Agreement, dated November 21, 2019, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 21, 2019)

4.15	Description of Common Stock

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

10.18.12*	Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019)

10.18.13*

Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019))

10.18.14*	Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2020 Annual Meeting of Shareholders

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

10.19.10*

2015 Declaration of Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.19.11*

2016 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective as of February 25, 2016 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

10.19.12*

Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives (As Amended and Restated Effective October 31, 2018) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 1, 2018)

10.19.13*

Old Dominion Freight Line, Inc. Phantom Stock Plan (As Amended and Restated Through December 16, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 19, 2019)

10.19.14*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. Phantom Stock Plan (As Amended and Restated Through December 16, 2019)) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 19, 2019)

10.19.15*

Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (As Amended and Restated Through December 16, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 19, 2019)

10.19.16*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (As Amended and Restated Through December 16, 2019)) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 19, 2019)

10.20.1*

2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010)

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

10.21.1*

Old Dominion Freight Line, Inc. Performance Incentive Plan (As Amended and Restated Through January 30, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019)

10.23*

Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 99 contained in the Company’s Registration Statement on Form S-8 (File No. 333-211464), filed on May 19, 2016)

10.23.1*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016)

10.23.2*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016)

10.23.3*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019)

23.1	Consent of Ernst & Young LLP

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2019 and 2018, (ii) the Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) the Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) the Notes to the Financial Statements

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 26, 2020	By:	/s/ GREG C. GANTT
Greg C. Gantt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ EARL E. CONGDON	Senior Executive Chairman of the Board of Directors	February 26, 2020
Earl E. Congdon

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 26, 2020
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 26, 2020
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 26, 2020
John R. Congdon, Jr.

/s/ BRADLEY R. GABOSCH	Director	February 26, 2020
Bradley R. Gabosch

/s/ PATRICK D. HANLEY	Director	February 26, 2020
Patrick D. Hanley

/s/ JOHN D. KASARDA	Director	February 26, 2020
John D. Kasarda

/s/ LEO H. SUGGS	Director	February 26, 2020
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 26, 2020
D. Michael Wray
/s/ GREG C. GANTT	President, Chief Executive Officer and Director	February 26, 2020
Greg C. Gantt	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 26, 2020
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ KIMBERLY S. MAREADY	Vice President – Accounting and Finance	February 26, 2020
Kimberly S. Maready	(Principal Accounting Officer)