Form 10-Q
period 2020-03-31
OLD DOMINION FREIGHT LINE, INC.
filed 2020-05-05
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020 there were 117,948,168 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2020	December 31,
(In thousands, except share and per share data)	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$356,972	$403,571
Customer receivables, less allowances of $9,464 and $8,866, respectively	419,128	397,579
Other receivables	8,485	10,586
Prepaid expenses and other current assets	46,421	55,098
Total current assets	831,006	866,834

Property and equipment:
Revenue equipment	1,898,633	1,898,999
Land and structures	2,082,960	2,039,937
Other fixed assets	486,408	482,425
Leasehold improvements	11,822	11,709
Total property and equipment	4,479,823	4,433,070
Accumulated depreciation	(1,525,833)	(1,464,235)
Net property and equipment	2,953,990	2,968,835

Goodwill	19,463	19,463
Other assets	130,527	140,436
Total assets	$3,934,986	$3,995,568

Note: The Condensed Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2020	December 31,
(In thousands, except share and per share data)	(Unaudited)	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,097	$70,254
Compensation and benefits	176,150	192,524
Claims and insurance accruals	53,768	54,330
Other accrued liabilities	44,597	46,130
Income taxes payable	53,683	2,847
Current maturities of long-term debt	45,000	—
Total current liabilities	428,295	366,085

Long-term liabilities:
Long-term debt	—	45,000
Other non-current liabilities	228,678	241,802
Deferred income taxes	261,964	261,964
Total long-term liabilities	490,642	548,766
Total liabilities	918,937	914,851

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 140,000,000 shares authorized, 118,133,507 and 119,532,534 shares outstanding at March 31, 2020 and December 31, 2019, respectively	11,813	11,953
Capital in excess of par value	217,187	218,462
Retained earnings	2,787,049	2,850,302
Total shareholders’ equity	3,016,049	3,080,717
Total liabilities and shareholders’ equity	$3,934,986	$3,995,568

Note: The Condensed Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2020	2019
Revenue from operations	$987,364	$990,782

Operating expenses:
Salaries, wages and benefits	524,483	522,344
Operating supplies and expenses	107,693	121,357
General supplies and expenses	33,608	31,560
Operating taxes and licenses	29,314	29,071
Insurance and claims	9,850	11,172
Communications and utilities	8,191	7,839
Depreciation and amortization	65,435	63,073
Purchased transportation	20,800	20,687
Miscellaneous expenses, net	4,820	5,253
Total operating expenses	804,194	812,356

Operating income	183,170	178,426

Non-operating expense (income):
Interest expense	100	122
Interest income	(1,248)	(1,483)
Other expense (income), net	3,617	(600)
Total non-operating expense (income)	2,469	(1,961)

Income before income taxes	180,701	180,387

Provision for income taxes	47,524	47,064

Net income	$133,177	$133,323

Earnings per share:
Basic	$1.12	$1.10
Diluted	$1.11	$1.10

Weighted average shares outstanding:
Basic	119,050,174	121,549,706
Diluted	119,805,572	121,715,331

Dividends declared per share	$0.15	$0.11

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Common stock:
Beginning balance	$11,953	$12,185
Share repurchases	(143)	(33)
Share-based compensation and restricted share issuances	6	10
Taxes paid in exchange for shares withheld	(2)	(1)
Cash paid for fractional shares	(1)	—
Ending balance	11,813	12,161

Capital in excess of par value:
Beginning balance	218,462	138,210
Share-based compensation and restricted share issuances	2,067	1,923
Taxes paid in exchange for shares withheld	(2,731)	(979)
Cash paid for fractional shares	(611)	—
Ending balance	217,187	139,154

Retained earnings:
Beginning balance	2,850,302	2,530,088
Share repurchases	(178,151)	(30,563)
Cash dividends declared	(18,279)	(13,792)
Net income	133,177	133,323
Ending balance	2,787,049	2,619,056

Total shareholders' equity	$3,016,049	$2,770,371

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$133,177	$133,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,435	63,073
Loss on disposal of property and equipment	78	477
Share-based compensation	2,073	1,933
Other operating activities, net	3,255	7,369
Net cash provided by operating activities	204,018	206,175

Cash flows from investing activities:
Purchase of property and equipment	(52,211)	(70,741)
Proceeds from sale of property and equipment	1,543	277
Net cash used in investing activities	(50,668)	(70,464)

Cash flows from financing activities:
Payments for share repurchases	(178,294)	(30,596)
Dividends paid	(18,310)	(13,790)
Other financing activities, net	(3,345)	(980)
Net cash used in financing activities	(199,949)	(45,366)

(Decrease) Increase in cash and cash equivalents	(46,599)	90,345
Cash and cash equivalents at beginning of period	403,571	190,282
Cash and cash equivalents at end of period	$356,972	$280,627

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

	Three Months Ended
	March 31,
(In thousands)	2020	2019
LTL services	$974,431	$976,563
Other services	12,933	14,219
Total revenue from operations	$987,364	$990,782

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2020.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2019, other than those disclosed in this Form 10-Q.

Certain amounts in prior years have been reclassified to conform prior years’ financial statements to the current presentation.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Common Stock Split

On February 21, 2020, we announced that our Board of Directors approved a three-for-two split of our common stock for shareholders of record as of the close of business on the record date of March 10, 2020. On March 24, 2020, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of our common stock on the record date.

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect this stock split.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, was $45.0 million at each of March 31, 2020 and December 31, 2019. The estimated fair value of our total long-term debt, including current maturities, was $45.5 million and $46.1 million at March 31, 2020 and December 31, 2019, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

On May 16, 2019, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “Repurchase Program”). Under the Repurchase Program, which became effective upon the completion of our prior stock repurchase program in May 2019, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

During the three months ended March 31, 2020, we repurchased 1,434,716 shares of our common stock for $178.3 million. As of March 31, 2020, we had $62.5 million remaining authorized under the Repurchase Program.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Statements” (Topic 326). This ASU modified the loss methodology for establishing a provision against financial assets, including customer receivables, to include an expected future performance component. We adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material impact to our financial position, results of operations, or cash flow.

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

Our allowance for uncollectible accounts was $3.6 million at March 31, 2020. There were no material write-offs to our allowance for uncollectible accounts during the first quarter of 2020.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2020	2019
Weighted average shares outstanding - basic	119,050,174	121,549,706
Dilutive effect of share-based awards	755,398	165,625
Weighted average shares outstanding - diluted	119,805,572	121,715,331

Note 3. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Senior notes	$45,000	$45,000
Revolving credit facility	—	—
Total long-term debt	45,000	45,000
Less: Current maturities	(45,000)	—
Total maturities due after one year	$—	$45,000

We have an unsecured senior note agreement with an amount outstanding of $45.0 million at each of March 31, 2020 and December 31, 2019 (the “Senior Notes”). The agreement for the Senior Notes calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

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

There were $45.7 million and $48.9 million of outstanding letters of credit at March 31, 2020 and December 31, 2019, respectively.

The Credit Agreement includes a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default under the Credit Agreement are ongoing (or would be caused by such restricted payment). Our Senior Notes and Credit Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio.

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

Note 5. Subsequent Events

On May 1, 2020, we announced that our Board of Directors approved a new two-year stock repurchase program authorizing the repurchase of up to $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program will commence upon the completion, expiration or termination of the 2019 Repurchase Program, which was announced on May 16, 2019.

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (the “Note Agreement”). The Note Agreement provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, the Company issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”), the proceeds of which will be available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by our existing Senior Notes, the Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless earlier paid by the Company. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s other senior unsecured indebtedness.

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2020	2019
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	53.1	52.7
Operating supplies and expenses	10.9	12.2
General supplies and expenses	3.4	3.2
Operating taxes and licenses	3.0	2.9
Insurance and claims	1.0	1.1
Communications and utilities	0.8	0.8
Depreciation and amortization	6.6	6.4
Purchased transportation	2.1	2.1
Miscellaneous expenses, net	0.5	0.6
Total operating expenses	81.4	82.0

Operating income	18.6	18.0

Interest (income) expense, net	(0.1)	(0.1)
Other expense (income), net	0.4	(0.1)

Income before income taxes	18.3	18.2

Provision for income taxes	4.8	4.7

Net income	13.5%	13.5%

Results of Operations

Key financial and operating metrics for the three-month periods ended March 31, 2020 and 2019 are presented below:

	Three Months Ended
	March 31,
	2020	2019	% Change
Work days	64	63	1.6%
Revenue (in thousands)	$987,364	$990,782	(0.3)%
Operating ratio	81.4%	82.0%
Net income (in thousands)	$133,177	$133,323	(0.1)%
Diluted earnings per share	$1.11	$1.10	0.9%
LTL tons (in thousands)	2,153	2,206	(2.4)%
LTL tonnage per day	33,641	35,016	(3.9)%
LTL shipments (in thousands)	2,716	2,818	(3.6)%
LTL shipments per day	42,438	44,730	(5.1)%
LTL weight per shipment (lbs.)	1,586	1,566	1.3%
LTL revenue per hundredweight	$22.68	$22.10	2.6%
LTL revenue per shipment	$359.64	$346.02	3.9%
Average length of haul (miles)	919	918	0.1%

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect the three-for-two stock split effected in March 2020.

Our financial results for the first quarter of 2020 reflect first-quarter Company records for operating income and earnings per diluted share, despite a slight decrease in revenue.  Although our revenue declined for the quarter, our trend for most of the quarter was consistent with the expectations we had at the beginning of the year.  The last half of March, however, was negatively affected by a decrease in demand that resulted from the widespread effects of the COVID-19 pandemic.  We maintained our disciplined approach to pricing throughout the quarter, however, and also continued to control our costs.   These efforts contributed to the 60 basis-point improvement in our operating ratio to 81.4% as compared to the same period last year, and a 0.9% increase in earnings per diluted share to $1.11.

Revenue

Revenue decreased $3.4 million, or 0.3%, during the first quarter of 2020 as compared to the first quarter of 2019. This decline reflects a decrease in LTL tons, which was partially offset by an increase in our LTL revenue per hundredweight. The decrease in LTL tons was primarily attributable to a decline in shipments that was partially offset by an increase in our LTL weight per shipment.

LTL revenue per hundredweight increased 2.6% in the first quarter of 2020 as compared to the first quarter of 2019, despite the downward pressure on this metric created by the increase in our LTL weight per shipment. Our LTL revenue and yield were also negatively impacted by a decrease in fuel surcharges in the first quarter of 2020 that resulted from a decrease in the average price of diesel fuel. Excluding fuel surcharges, our LTL revenue per hundredweight increased 3.3% as compared to the first quarter of 2019.  The consistency of our long-term yield performance has been critical for offsetting the effects of cost inflation while also supporting our capital expenditure program each year.  As a result, we intend to maintain our long-term and consistent approach to pricing.

April 2020 and COVID-19 Update

Revenue per day decreased 19.3% in April 2020 compared to the same month last year. LTL tons per day decreased 15.3%, due primarily to a 22.0% decrease in LTL shipments per day that was partially offset by an 8.5% increase in LTL weight per shipment. LTL revenue per hundredweight decreased approximately 4.8% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, decreased approximately 2.0% as compared to the same month last year.

We experienced a significant decrease in revenue during April due to the effects on the economy from the stay-at-home and similar orders issued throughout the country in response to the COVID-19 pandemic. After we implemented various measures to help ensure the safety and well-being of our OD Family of employees, following guidelines issued by the U.S. Centers for Disease Control and Prevention and the World Health Organization, we reaffirmed our commitment to our long-term strategic plan that has been effective in both good and bad economies.  The two most important elements of the plan – our employee culture and our ability to deliver superior service at a fair price – have differentiated us from our competition.

We provided a special bonus to all eligible non-executive employees in March that totaled $10.1 million as a way of thanking them for continuing to meet the transportation needs of our customers and our country.  Our employees helped us improve on our superior service standards in the first quarter, as on-time deliveries exceeded 99% and our cargo claims improved to a new Company record of 0.16%.  We will continue to deliver our consistent value proposition during this pandemic to support our customers that remain open for business. We are also communicating with our customers, including those that may currently be closed, to ensure that we will have the people, equipment and service center capacity in place to support them when the economy and business levels return to normal.

In response to this unprecedented decrease in business levels, we are making our best efforts to match our labor and other variable and semi-variable costs to the current revenue trend. In addition, we are controlling discretionary spending to help mitigate the deleveraging effect on our fixed costs associated with the reduction in revenue.  The ultimate impact of COVID-19 pandemic on our business and financial results will depend on the duration and severity of the resulting economic decline and when demand for our service is fully restored.  Despite the current challenges that we are facing, we believe the strength of our balance sheet and the resiliency of our employees will allow us to effectively manage through this economic downturn while also positioning the Company for long-term success.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $2.1 million, or 0.4%, in the first quarter of 2020 as compared to the first quarter of 2019, due primarily to a $9.7 million increase in salaries and wages, partially offset by a $7.6 million decrease in employee benefit costs. The $9.7 million, or 2.5% increase in the costs attributable to salaries and wages, was primarily due to the $10.1 million special bonus paid to non-executive employees in March 2020 and an annual wage increase provided to our employees at the beginning of September 2019. These increases were partially offset by a reduction in salaries and wages due to a 5.2% decrease in our average number of full-time employees to align our headcount with current shipment volume trends. Our productive labor costs, which include wages for drivers, dock workers, and technicians, increased as a percent of revenue to 29.1% in the first quarter of 2020 as compared to 28.3% in the first quarter of 2019, due primarily to the special bonus. These costs would have otherwise been flat as a percent of revenue, as we continued to operate efficiently despite the decrease in volumes. Our other salaries and wages as a percent of revenue also increased to 11.1% in the first quarter of 2020 as compared to 10.7% in the first quarter of 2019 due primarily to the effect of the special bonus.

Employee benefit costs decreased $7.6 million, or 5.6%, in the first quarter of 2020 as compared to the first quarter of 2019.  This decrease was primarily due to a reduction in expense related to our phantom stock plans as well as a reduction in our average number of employees. The phantom stock plans were amended in the fourth quarter of 2019 to allow the awards to be settled in stock and limit our ongoing benefits expense in future periods.

Operating supplies and expenses decreased $13.7 million, or 11.3%, in the first quarter of 2020 as compared to the first quarter of 2019, due primarily to a decrease in our costs for fuel used in our vehicles. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. The decrease in our diesel fuel costs, excluding fuel taxes, was due primarily to a 14.6% decrease in our average cost per gallon of diesel as compared to the first quarter of 2019. In addition, our gallons consumed decreased 3.8% in the first quarter of 2020 as compared to the first quarter of 2019 due primarily to a 2.9% decrease in linehaul and P&D miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Other operating supplies and expenses improved slightly as a percent of revenue between the periods compared.

Depreciation and amortization increased $2.4 million, or 3.7%, in the first quarter of 2020 as compared to the first quarter of 2019, due primarily to the assets acquired as part of our 2019 capital expenditure program. While our 2020 capital expenditure plan is lower than 2019, particularly with respect to tractors and trailers and real estate, we believe depreciation expense will continue to increase. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate for the first quarter of 2020 was 26.3%, as compared to 26.1% in the first quarter of 2019. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Cash and cash equivalents at beginning of period	$403,571	$190,282
Cash flows provided by (used in):
Operating activities	204,018	206,175
Investing activities	(50,668)	(70,464)
Financing activities	(199,949)	(45,366)
(Decrease) Increase in cash and cash equivalents	(46,599)	90,345
Cash and cash equivalents at end of period	$356,972	$280,627

Cash flows provided by operating activities during the first quarter of 2020 were consistent with cash flows provided by operating activities during the first quarter of 2019.

The change in our cash flows used in investing activities during the first quarter of 2020 as compared to the first quarter of 2019 was primarily due to a reduction in planned capital expenditures for equipment as compared to 2019.  Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first quarter of 2020 as compared to the first quarter of 2019 was due primarily to increased share repurchases as well as an increase in dividends paid. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”. Our financing arrangements are more fully described below under “Financing Arrangements.”

We have four primary sources of available liquidity: cash and cash equivalents, cash flows from operations, available borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement entered into on May 4, 2020 with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (the “Note Agreement”). Our Credit Agreement and the Note Agreement are described below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the three-month period ended March 31, 2020 and the years ended December 31, 2019, 2018 and 2017:

	March 31,	December 31,
(In thousands)	2020	2019	2018	2017
Land and structures	$45,073	$250,387	$247,291	$179,150
Tractors	236	75,418	185,209	123,152
Trailers	2,078	88,115	98,835	37,424
Technology	1,729	30,424	20,309	19,329
Other equipment and assets	3,095	34,981	36,648	23,070
Proceeds from sales	(1,543)	(5,686)	(6,983)	(12,240)
Total	$50,668	$473,639	$581,309	$369,885

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

We reduced our planned expenditures for real estate during the first quarter by approximately $50 million, as certain projects will be deferred to a future period due to the current trend for shipments. We currently estimate capital expenditures will be approximately $265 million for the year ending December 31, 2020. Approximately $195 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $50 million is allocated for investments in technology and other assets; and approximately $20 million is allocated for the purchase of tractors and trailers. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and the use of our Credit Agreement and Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On May 16, 2019, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “2019 Repurchase Program”). Under the 2019 Repurchase Program, which became effective upon the completion of our prior stock repurchase program in May 2019, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2019 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of March 31, 2020, we had $62.5 million remaining authorized under the 2019 Repurchase Program.

On May 1, 2020, we announced that our Board of Directors approved a new two-year stock repurchase program authorizing the repurchase of up to $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program will commence upon the completion, expiration or termination of the 2019 Repurchase Program, which was announced on May 16, 2019.

Dividends to Shareholders

On February 21, 2020, we announced that our Board of Directors approved a three-for-two split of our common stock for shareholders of record as of the close of business on the record date of March 10, 2020. On March 24, 2020, those shareholders received one additional share of common stock for every two shares owned. In lieu of fractional shares, shareholders received a cash payment based on the average of the high and low sales prices of our common stock on the record date.

All references in this report to dividend amounts have been restated retroactively to reflect this stock split.

Our Board of Directors also declared a cash dividend of $0.15 per share for the first quarter of 2020, and declared a cash dividend of $0.11 per share for each quarter of 2019.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations and, if needed, borrowings under our Credit Agreement and Note Agreement.

Financing Arrangements

Note Agreements

We have an unsecured senior note agreement with a principal amount outstanding of $45.0 million at March 31, 2020 and December 31, 2019 (the “Senior Notes”). The agreement for the Senior Notes calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

In addition to the Senior Notes, on May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (the “Note Agreement”). The Note Agreement provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, the Company issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”), the proceeds of which will be available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by our existing Senior Notes, the Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless earlier paid by the Company. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations of the Company and rank pari passu with the Company’s other senior unsecured indebtedness.

Credit Agreement

On November 21, 2019, we entered into our Credit Agreement. The Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. Of the $250.0 million line of credit commitments under the Credit Agreement, up to $100.0 million may be used for letters of credit.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2020	2019
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(45,745)	(48,915)
Available borrowing capacity	$204,255	$201,085

The interest rate is fixed on our Senior Notes and Note Agreement. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

General Debt Provisions

Our Senior Notes, Credit Agreement, and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2020.

We do not anticipate financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement and Note Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019 that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenue and expenses.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months; however, the effects of the recent COVID-19 pandemic on the domestic economy could impact our normal seasonal trends. Harsh winter weather, such as hurricanes, tornadoes, and floods can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following, many of which are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the current COVID-19 pandemic:

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

•	public health issues, such as the current COVID-19 pandemic, that may negatively affect the economy;
•	changes in relationships with our significant customers;
•	the impact of changes in tax laws, rates, guidance and interpretations, including those related to certain provisions of the Tax Cuts and Jobs Act;
•	increases in driver and maintenance technician compensation or difficulties attracting and retaining qualified drivers and maintenance technicians to meet freight demand;
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

•

the costs and potential adverse impact of compliance associated with FMCSA’s electronic logging device (“ELD”) regulations and guidance, including the operation of our fleet and safety management systems on the ELD hardware and software platform;

•	seasonal trends in the less-than-truckload (“LTL”) industry, including harsh weather conditions and disasters;

•	our ability to retain our key employees and continue to effectively execute our succession plan;
•	the concentration of our stock ownership with the Congdon family;
•	the costs and potential adverse impact associated with future changes in accounting standards or practices;
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

•	the costs and potential adverse impact associated with transitional challenges in upgrading or enhancing our technology systems;
•	legal, regulatory or market responses to climate change concerns;
•	damage to our reputation through unfavorable perceptions or publicity, including those related to environmental, social and governance issues, cybersecurity and data privacy concerns;
•	failure to adapt to new technologies implemented by our competitors in the LTL and transportation industry;
•	the costs and potential adverse impact of compliance with anti-terrorism measures on our business;
•	dilution to existing shareholders caused by any issuance of additional equity;
•	the impact of a quarterly cash dividend or the failure to declare future cash dividends;
•	fluctuations in the amount and frequency of our stock repurchases;
•	recent and future volatility in the market value of our common stock;
•	the impact of certain provisions in our articles of incorporation, bylaws, and Virginia law that could discourage, delay or prevent a change in control of us or a change in our management; and
•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Other than the risk identified below, there have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

We face various risks related to health epidemics, pandemics and similar outbreaks that may have material adverse effects on our business, results of operations and financial condition.

The recent novel coronavirus (COVID-19) pandemic and the related changes in the economic and political conditions in markets in which we operate have had, and could continue to have, adverse impacts on our business, results of operations and financial condition, and on those of our customers and suppliers.  These impacts include, among other things, significant reductions or volatility in demand for our services, inability of our customers to pay for our services, and failure of our suppliers or third-party service providers to meet their obligations to us.  Furthermore, COVID-19 has impacted and may further impact the global economy, including negatively impacting the proper functioning of financial and capital markets and interest rates, which may increase the cost of capital and limit access to capital.  As the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it may also have the effect of heightening other risks to which we are subject, including those related to economic downturns, customer/supplier/vendor operations, changes in political and regulatory conditions, liquidity, and industry pricing environment stability, as described in more detail in Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Despite our efforts to manage our exposure to these risks, the ultimate impact of COVID-19 and similar outbreaks depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and governmental/social actions taken to contain its spread and mitigate its public health impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2020:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2020	23,736	$130.51	23,736	$237,671,568
February 1 - 29, 2020 (1)	116,981	$143.88	98,477	$223,573,242
March 1 - 31, 2020	1,312,503	$122.74	1,312,503	$62,475,774
Total	1,453,220	$124.57	1,434,716

(1)

This amount includes 18,504 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards granted under our Stock Incentive Plans.

On May 16, 2019, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $350.0 million of our outstanding common stock (the “2019 Repurchase Program”). Under the 2019 Repurchase Program, which became effective upon the completion of our prior stock repurchase program in May 2019, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2019 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of March 31, 2020, we had $62.5 million remaining authorized under the 2019 Repurchase Program.

On May 1, 2020, we announced that our Board of Directors approved a new two-year stock repurchase program authorizing the repurchase of up to $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program will commence upon the completion, expiration or termination of the 2019 Repurchase Program, which was announced on May 16, 2019.

Item 5. Other Information

On May 4, 2020, the Company entered into a Note Purchase and Private Shelf Agreement (the “Note Agreement”) with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, as purchasers (collectively, the “Series B Purchasers”), pursuant to which the Company issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”) to the Series B Purchasers.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless earlier paid by the Company. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027; provided that, upon any partial optional prepayment of the Series B Notes pursuant to the Note Agreement, the principal amount of each future required payment will be reduced by the same proportion as the aggregate unpaid principal amount of the Series B Notes is reduced as a result of such optional prepayment.  Interest is payable semi-annually on May 4 and November 4 of each year, beginning on November 4, 2020.  The Series B Notes will be the Company’s senior unsecured obligations and will rank pari passu with the Company’s other senior unsecured indebtedness.  The Company expects the proceeds to be available for capital expenditures, share repurchases, dividends, acquisitions or general corporate purposes.

Pursuant to the Note Agreement, the Company may also from time to time issue and sell, and Prudential and certain affiliates and managed accounts of Prudential may in their sole discretion purchase, within the next three years, additional senior promissory notes (the “Shelf Notes,” and together with the Series B Notes, the “Notes”) in an aggregate principal amount of up to $350.0 million (less the aggregate principal amount of all of the Company’s 4.79% Senior Notes, Tranche B, due January 3, 2021 then outstanding and less the aggregate principal amount of the Series B Notes and all other Notes then outstanding).  The Shelf Notes will have a maturity date of no more than 15 years from the date of issuance, and an average life of no more than 15 years from the date of issuance.  The Shelf Notes will have such other terms, including interest rates, as the parties may agree upon at the time of issuance.

The Note Agreement contains customary covenants, including, without limitation, requirements for the Company to maintain certain fixed charge coverage and leverage ratios and restrictions on the Company’s ability to, among other things, incur additional indebtedness, create liens, consolidate or merge with any other entity, or transfer or sell substantially all of its assets, in each case subject to certain exceptions and limitations.

The Note Agreement also contains customary events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, the failure to pay specified indebtedness and certain change in control events, in each case subject to certain exceptions and limitations.  The occurrence of any event of default under the Note Agreement may result in an increased interest rate on the Notes then outstanding or all of the Notes then outstanding becoming immediately due and payable, together with interest accrued thereon and a specified make whole amount.

In addition, if at any time the Company’s second amended and restated credit agreement dated as of November 21, 2019, the Company’s note purchase agreement dated as of January 3, 2011, or any other agreement of the Company creating or evidencing indebtedness equal to or greater than $75.0 million includes any covenant or event of default that is not provided for in the Note Agreement, the Note Agreement will be deemed to be automatically amended to include such covenant or event of default.

The foregoing description is a summary of the material terms and conditions of the Note Agreement. This summary is not complete and is qualified in its entirety by reference to the Note Agreement filed as Exhibit 4.16 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

4.16	Note Purchase and Private Shelf Agreement among Old Dominion Freight Line, Inc., PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., as purchasers, dated as of May 4, 2020

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Condensed Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 5, 2020	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 5, 2020	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)