Form 10-Q
period 2020-06-30
OLD DOMINION FREIGHT LINE, INC.
filed 2020-08-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 4, 2020 there were 117,331,447 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2020	December 31,
(In thousands, except share and per share data)	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$518,624	$403,571
Customer receivables, less allowances of $9,033 and $8,866, respectively	387,260	397,579
Other receivables	8,525	10,586
Prepaid expenses and other current assets	54,161	55,098
Total current assets	968,570	866,834

Property and equipment:
Revenue equipment	1,902,486	1,898,999
Land and structures	2,126,400	2,039,937
Other fixed assets	491,902	482,425
Leasehold improvements	12,103	11,709
Total property and equipment	4,532,891	4,433,070
Accumulated depreciation	(1,577,808)	(1,464,235)
Net property and equipment	2,955,083	2,968,835

Goodwill	19,463	19,463
Other assets	136,912	140,436
Total assets	$4,080,028	$3,995,568

Note: The Condensed Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2020	December 31,
(In thousands, except share and per share data)	(Unaudited)	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,257	$70,254
Compensation and benefits	190,678	192,524
Claims and insurance accruals	52,469	54,330
Other accrued liabilities	51,464	46,130
Income taxes payable	103,306	2,847
Current maturities of long-term debt	45,000	—
Total current liabilities	494,174	366,085

Long-term liabilities:
Long-term debt	99,923	45,000
Other non-current liabilities	254,899	241,802
Deferred income taxes	248,564	261,964
Total long-term liabilities	603,386	548,766
Total liabilities	1,097,560	914,851

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 117,335,353 shares outstanding at June 30, 2020 and 140,000,000 shares authorized, 119,532,534 shares outstanding at December 31, 2019	11,734	11,953
Capital in excess of par value	181,895	218,462
Retained earnings	2,788,839	2,850,302
Total shareholders’ equity	2,982,468	3,080,717
Total liabilities and shareholders’ equity	$4,080,028	$3,995,568

Note: The Condensed Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenue from operations	$896,210	$1,060,666	$1,883,574	$2,051,448

Operating expenses:
Salaries, wages and benefits	460,906	532,583	985,389	1,054,927
Operating supplies and expenses	75,412	122,410	183,105	243,767
General supplies and expenses	25,881	32,391	59,489	63,951
Operating taxes and licenses	27,043	29,384	56,357	58,455
Insurance and claims	10,910	11,587	20,760	22,759
Communications and utilities	7,262	6,134	15,453	13,973
Depreciation and amortization	65,735	62,571	131,170	125,644
Purchased transportation	18,983	24,468	39,783	45,155
Miscellaneous expenses, net	4,912	4,649	9,732	9,902
Total operating expenses	697,044	826,177	1,501,238	1,638,533

Operating income	199,166	234,489	382,336	412,915

Non-operating expense (income):
Interest expense	765	160	865	282
Interest income	(231)	(1,769)	(1,479)	(3,252)
Other (income) expense, net	(373)	524	3,244	(76)
Total non-operating expense (income)	161	(1,085)	2,630	(3,046)

Income before income taxes	199,005	235,574	379,706	415,961

Provision for income taxes	51,200	61,502	98,724	108,566

Net income	$147,805	$174,072	$280,982	$307,395

Earnings per share:
Basic	$1.26	$1.44	$2.37	$2.54
Diluted	$1.25	$1.44	$2.36	$2.53

Weighted average shares outstanding:
Basic	117,610,178	120,783,414	118,330,176	121,164,444
Diluted	118,359,884	120,968,046	119,082,728	121,339,625

Dividends declared per share	$0.15	$0.11	$0.30	$0.23

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Common stock:
Beginning balance	$11,813	$12,161	$11,953	$12,185
Share repurchases	(80)	(140)	(223)	(173)
Share-based compensation and restricted share issuances	1	—	7	10
Taxes paid in exchange for shares withheld	—	(1)	(2)	(2)
Cash paid for fractional shares	—	—	(1)	—
Ending balance	11,734	12,020	11,734	12,020

Capital in excess of par value:
Beginning balance	217,187	139,154	218,462	138,210
Share-based compensation and restricted share issuances	2,208	2,283	4,275	4,206
Taxes paid in exchange for shares withheld	—	(467)	(2,731)	(1,446)
Forward contract for accelerated share repurchases	(37,500)	—	(37,500)	—
Cash paid for fractional shares	—	—	(611)	—
Ending balance	181,895	140,970	181,895	140,970

Retained earnings:
Beginning balance	2,787,049	2,619,056	2,850,302	2,530,088
Share repurchases	(128,417)	(133,996)	(306,568)	(164,559)
Cash dividends declared	(17,598)	(13,637)	(35,877)	(27,429)
Net income	147,805	174,072	280,982	307,395
Ending balance	2,788,839	2,645,495	2,788,839	2,645,495

Total shareholders' equity	$2,982,468	$2,798,485	$2,982,468	$2,798,485

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$280,982	$307,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,170	125,644
Loss on disposal of property and equipment	140	718
Share-based compensation	4,282	4,216
Provision for deferred income taxes	(13,400)	—
Other operating activities, net	113,042	23,910
Net cash provided by operating activities	516,216	461,883

Cash flows from investing activities:
Purchase of property and equipment	(120,128)	(229,956)
Proceeds from sale of property and equipment	2,570	366
Net cash used in investing activities	(117,558)	(229,590)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	99,923	—
Payments for share repurchases	(306,791)	(164,732)
Forward contract for accelerated share repurchases	(37,500)	—
Dividends paid	(35,892)	(27,435)
Other financing activities, net	(3,345)	(1,448)
Net cash used in financing activities	(283,605)	(193,615)

Increase in cash and cash equivalents	115,053	38,678
Cash and cash equivalents at beginning of period	403,571	190,282
Cash and cash equivalents at end of period	$518,624	$228,960

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
LTL services	$884,069	$1,047,208	$1,858,500	$2,023,771
Other services	12,141	13,458	25,074	27,677
Total revenue from operations	$896,210	$1,060,666	$1,883,574	$2,051,448

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2020.

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

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect this stock split. Split-adjusted quarterly per-share metrics may not recalculate precisely due to rounding.

Fair Values of Financial Instruments

The carrying values of financial instruments in current assets and current liabilities approximate their fair value due to the short maturities of these instruments. The carrying value of our total long-term debt, including current maturities, was $144.9 million and $45.0 million at June 30, 2020 and December 31, 2019, respectively. The estimated fair value of our total long-term debt, including current maturities, was $150.4 million and $46.1 million at June 30, 2020 and December 31, 2019, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board (the “FASB”).

Stock Repurchase Program

 On May 1, 2020, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020, as of which date $21.5 million remained authorized under the prior program. Under the 2020 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On May 29, 2020, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution as part of our repurchase program. Under the ASR Agreement, we paid the third-party financial institution $125.0 million and received an initial delivery of 511,427 shares of our common stock for $87.5 million, representing approximately 70% of the total value of shares to be received under the ASR Agreement. The remaining expected shares are scheduled to settle during the fourth quarter of 2020, but may settle earlier in certain circumstances. At final settlement, we may receive additional shares of our common stock, or, under certain circumstances, we may be required to provide the third-party financial institution additional shares or may elect to make a cash payment to the third-party financial institution. The total shares repurchased will be based on the daily volume-weighted average share price of our common stock during the term of the ASR Agreement, less a negotiated discount.

The ASR Agreement was accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial share delivery was recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Statements of Changes in Shareholders’ Equity.

During the three and six months ended June 30, 2020, we repurchased 802,604 shares of our common stock for $128.5 million and 2,237,320 shares of our common stock for $306.8 million under our repurchase programs, including shares repurchased under the ASR Agreement. As of June 30, 2020, we had $612.5 million remaining authorized under the 2020 Repurchase Program.

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

Our allowance for uncollectible accounts was $4.0 million at June 30, 2020. There were no material write-offs to our allowance for uncollectible accounts during the second quarter of 2020.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	117,610,178	120,783,414	118,330,176	121,164,444
Dilutive effect of share-based awards	749,706	184,632	752,552	175,181
Weighted average shares outstanding - diluted	118,359,884	120,968,046	119,082,728	121,339,625

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Senior notes	$144,923	$45,000
Revolving credit facility	—	—
Total long-term debt	144,923	45,000
Less: Current maturities	(45,000)	—
Total maturities due after one year	$99,923	$45,000

Senior Note Agreements

We had an unsecured senior note agreement with a principal amount outstanding of $45.0 million at each of June 30, 2020 and December 31, 2019 (the “Senior Note”). The agreement for the Senior Note calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (the “Note Agreement”). The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”), the proceeds of which are available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Senior Note, the Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with our other senior unsecured indebtedness.

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

There were $45.7 million and $48.9 million of outstanding letters of credit at June 30, 2020 and December 31, 2019, respectively.

General Debt Provisions

The Senior Note, Credit Agreement, and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment).

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

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	51.4	50.2	52.3	51.4
Operating supplies and expenses	8.4	11.5	9.7	11.9
General supplies and expenses	2.9	3.1	3.2	3.1
Operating taxes and licenses	3.0	2.8	3.0	2.9
Insurance and claims	1.2	1.1	1.1	1.1
Communications and utilities	0.8	0.6	0.8	0.7
Depreciation and amortization	7.4	5.9	7.0	6.1
Purchased transportation	2.1	2.3	2.1	2.2
Miscellaneous expenses, net	0.6	0.4	0.5	0.5
Total operating expenses	77.8	77.9	79.7	79.9

Operating income	22.2	22.1	20.3	20.1

Interest expense (income), net	0.1	(0.2)	(0.1)	(0.2)
Other (income) expense, net	(0.1)	0.1	0.2	(0.0)

Income before income taxes	22.2	22.2	20.2	20.3

Provision for income taxes	5.7	5.8	5.3	5.3

Net income	16.5%	16.4%	14.9%	15.0%

Results of Operations

Key financial and operating metrics for the three- and six-month periods ended June 30, 2020 and 2019 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	% Change	2020	2019	% Change
Work days	64	64	—	128	127	0.8%
Revenue (in thousands)	$896,210	$1,060,666	(15.5)%	$1,883,574	$2,051,448	(8.2)%
Operating ratio	77.8%	77.9%		79.7%	79.9%
Net income (in thousands)	$147,805	$174,072	(15.1)%	$280,982	$307,395	(8.6)%
Diluted earnings per share	$1.25	$1.44	(13.2)%	$2.36	$2.53	(6.7)%
LTL tons (in thousands)	2,028	2,306	(12.1)%	4,181	4,512	(7.3)%
LTL tonnage per day	31,688	36,031	(12.1)%	32,664	35,528	(8.1)%
LTL shipments (in thousands)	2,478	2,970	(16.6)%	5,194	5,789	(10.3)%
LTL shipments per day	38,719	46,406	(16.6)%	40,578	45,583	(11.0)%
LTL weight per shipment (lbs.)	1,636	1,553	5.3%	1,610	1,559	3.3%
LTL revenue per hundredweight	$21.85	$22.72	(3.8)%	$22.28	$22.42	(0.6)%
LTL revenue per shipment	$357.65	$352.88	1.4%	$358.69	$349.54	2.6%
Average length of haul (miles)	919	917	0.2%	919	918	0.1%

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect the three-for-two stock split effected in March 2020.

Our revenue decreased $164.5 million, or 15.5%, in the second quarter of 2020 as compared to the same period of 2019 due to the decline of the domestic economy associated with the COVID-19 pandemic.  Our revenue declined significantly at the beginning of April 2020 as a result of the stay-at-home and similar orders that were issued throughout the country.  Following that initial decline, our revenue per day stabilized and then remained relatively consistent throughout the remainder of April.  Revenue per day subsequently improved on a sequential basis throughout the remaining months of the second quarter as well as July.  While our revenue and volumes are still negative on a year-over-year basis, the sequential increases over the past few months have been an encouraging trend.

We initially responded to the pandemic in March 2020 by implementing measures to help ensure the health and safety of our OD Family of employees, following guidelines set forth by the U.S. Centers for Disease Control and Prevention and the World Health Organization. This included providing employees with the support needed to continue to deliver our best-in-class service to customers.  We also adjusted our internal forecast for revenue and shipments for the second quarter and created a plan to manage our costs accordingly.  This plan focused primarily on matching our variable and semi-variable expenses – mainly salaries, wages and benefits and operating supplies and expenses – with the change in our revenue while also evaluating discretionary spending to determine costs that could be reduced or eliminated for the short term. The loss of density created operational headwinds for our team, but we made the necessary adjustments to improve our efficiency without sacrificing our service standards that support our yield initiatives.  The execution of this plan helped mitigate the deleveraging effect on our fixed costs associated with the reduction in revenue, which allowed us to improve our operating ratio to 77.8%. Due to the decline in revenue, however, our net income and earnings per share decreased 15.1% and 13.2%, respectively, as compared to the same periods of 2019.

Revenue

Revenue decreased $164.5 million, or 15.5%, and $167.9 million, or 8.2%, in the second quarter and first six months of 2020, respectively, as compared to the same periods of 2019. These revenue declines reflect a decrease in our LTL tonnage and reductions in fuel surcharges.  The reductions in our LTL tons for the second quarter and first six months of 2020 as compared to the same periods of 2019 were due to lower shipment volumes resulting from the slowdown in the domestic economy associated with the COVID-19 pandemic. The declines in shipments were partially offset by increases in our LTL weight per shipment.

Our LTL revenue per hundredweight decreased 3.8% and 0.6% in the second quarter and first six months of 2020, respectively, as compared to the same periods of 2019, and reflects lower fuel surcharges resulting from significant declines in the average price of diesel fuel for the comparable periods.  The decreases in LTL revenue per hundredweight also include the adverse impact of increases in our LTL weight per shipment on this metric for the periods compared. Excluding fuel surcharges, our LTL revenue per hundredweight decreased 0.5% in the second quarter of 2020, and increased 1.4% in the first six months of 2020, as compared to the same periods of 2019. Despite the economic environment and declines in our volumes, we have maintained our long-term commitment to maintaining our pricing discipline.

July 2020 Update

Revenue per day decreased 2.9% in July 2020 compared to the same month last year. LTL tons per day decreased 2.1%, due primarily to a 5.6% decrease in LTL shipments per day that was partially offset by a 3.6% increase in LTL weight per shipment. LTL revenue per hundredweight decreased 0.7% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 2.5% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the second quarter of 2020 decreased $71.7 million, or 13.5%, as compared to the same period of 2019 due to a $52.1 million decrease in the costs attributable to salaries and wages and a $19.6 million decrease in benefit costs.  Salaries, wages and benefits for the first six months of 2020 decreased $69.5 million, or 6.6%, as compared to the same period of 2019 due to a $42.4 million decrease in the costs attributable to salaries and wages and a $27.1 million decrease in benefit costs.  The decreases in salaries and wages for both the second quarter and first six months of 2020 were due to decreases in the average number of active full-time employees as we managed our labor costs to align with the decline in shipment volume trends, as well as improvements in productivity. Our average number of active full-time employees decreased 2,824, or 13.6%, and 1,960, or 9.4%, in the second quarter and first six months of 2020, respectively, as compared to the same periods of 2019.

Our productive labor costs, which include wages for drivers, dock workers, and technicians, increased as a percentage of revenue to 27.5% for the second quarter of 2020 from 27.0% for the same period of 2019. For the first six months of 2020, our productive labor costs increased to 28.3% from 27.6% for the same period of 2019. For the first six months of 2020, our other salaries and wages increased to 11.0% from 10.6% for the same period of 2019. While our productive labor as a percentage of revenue was negatively impacted by lower fuel surcharges, we improved productivity in our P&D and platform operations during the second quarter and first six months of 2020 as compared to the same periods of 2019. Our other salaries and wages increased as a percentage of revenue to 10.9% for the second quarter of 2020 from 10.4% for the second quarter of 2019.

Employee benefit costs decreased $19.6 million, or 14.4%, in the second quarter of 2020, and $27.1 million, or 10.0% for the first six months of 2020, as compared to the same periods of 2019. These decreases were driven by lower health care costs resulting from a decline in claims per employee, in addition to a decrease in payroll taxes related to the reduction in salaries and wages. For the first six months of 2020, the decrease in our employee benefit costs also includes a reduction in expense related to our phantom stock plans, which were amended in the fourth quarter of 2019 to allow the awards to be settled in stock and limit our ongoing benefits expense in future periods.

Operating supplies and expenses decreased $47.0 million and $60.7 million in the second quarter and first six months of 2020, respectively, as compared to the same periods of 2019, due primarily to a decrease in our costs for diesel fuel used in our vehicles. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 48.4% and 30.8% in the second quarter and first six months of 2020, respectively, as compared to the same periods last year.  In addition, our gallons consumed decreased 13.8% and 8.8% in the second quarter and first six months of 2020, respectively, as compared to the same periods last year due to a decrease in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Other operating supplies and expenses improved slightly as a percent of revenue between the periods compared as we managed our fleet utilization and variable costs.

Depreciation and amortization increased slightly by $3.2 million and $5.5 million in the second quarter and first six months of 2020, respectively, as compared to the same periods of 2019. While our 2020 capital expenditure plan is lower than 2019, particularly with respect to revenue equipment and real estate, we believe depreciation expense will continue to increase as we expand capacity to support our continued long-term growth and strategic initiatives.

Our effective tax rate for the second quarter and first six months of 2020 was 25.7% and 26.0%, as compared to 26.1% in both the second quarter and first six months of 2019. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2020	2019
Cash and cash equivalents at beginning of period	$403,571	$190,282
Cash flows provided by (used in):
Operating activities	516,216	461,883
Investing activities	(117,558)	(229,590)
Financing activities	(283,605)	(193,615)
Increase in cash and cash equivalents	115,053	38,678
Cash and cash equivalents at end of period	$518,624	$228,960

The change in our cash flows provided by operating activities during the first six months of 2020 as compared to the first six months of 2019 was primarily due to the deferral of first quarter payments for federal income taxes and second quarter remittances of the employer portion of social security taxes permitted by executive orders and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

The change in our cash flows used in investing activities during the first six months of 2020 as compared to the first six months of 2019 was primarily due to a reduction in planned capital expenditures for equipment as compared to 2019 as we focused on controlling our costs while still strategically investing for long-term growth.  Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first six months of 2020 as compared to the first six months of 2019 was primarily due to increased share repurchases as well as an increase in dividends paid. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”. Our financing arrangements are more fully described below under “Financing Arrangements.”

We have four primary sources of available liquidity: cash and cash equivalents, cash flows from operations, available borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement entered into on May 4, 2020 with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (the “Note Agreement”). Our Credit Agreement and the Note Agreement are described below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed. As the COVID-19 pandemic evolves, we will continue to assess the adequacy of our available liquidity.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the six-month period ended June 30, 2020 and the years ended December 31, 2019, 2018 and 2017:

	June 30,	December 31,
(In thousands)	2020	2019	2018	2017
Land and structures	$88,840	$250,387	$247,291	$179,150
Tractors	17,518	75,418	185,209	123,152
Trailers	2,151	88,115	98,835	37,424
Technology	4,916	30,424	20,309	19,329
Other equipment and assets	6,703	34,981	36,648	23,070
Proceeds from sales	(2,570)	(5,686)	(6,983)	(12,240)
Total	$117,558	$473,639	$581,309	$369,885

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

We reduced our planned expenditures for real estate during the first quarter by approximately $50 million, as certain projects were deferred to a future period due to the lower shipment volume trend. We estimate capital expenditures will be approximately $265 million for the year ending December 31, 2020. Approximately $195 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $50 million is allocated for investments in technology and other assets; and approximately $20 million is allocated for the purchase of tractors and trailers. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings available under our Credit Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020, as of which date $21.5 million remained authorized under the prior program. Under the 2020 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

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

All references in this report to dividend amounts have been restated retroactively to reflect this stock split. Split-adjusted quarterly per-share metrics may not recalculate precisely due to rounding.

Our Board of Directors also declared a cash dividend of $0.15 per share for both the first and second quarters of 2020, and declared a cash dividend of $0.11 per share for each quarter of 2019.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings available under our Credit Agreement.

Financing Arrangements

Senior Note Agreements

We had an unsecured senior note agreement with a principal amount outstanding of $45.0 million at June 30, 2020 and December 31, 2019 (the “Senior Note”). The agreement for the Senior Note calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

On May 4, 2020, we entered into the Note Agreement. The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”), the proceeds of which are available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Senior Note, the Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with our other senior unsecured indebtedness.

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

General Debt Provisions

The Senior Note, Credit Agreement, and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended June 30, 2020.

The interest rate is fixed on the Senior Note and Note Agreement. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months; however, the effects of the COVID-19 pandemic on the domestic economy has impacted, and may continue to impact, our normal seasonal trends. Harsh winter weather, hurricanes, tornadoes, and floods can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following, many of which will continue to be amplified by the current COVID-19 pandemic:

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

•	seasonal trends in the LTL industry, including harsh weather conditions and disasters;
•	our ability to retain our key employees and continue to effectively execute our succession plan;
•	the concentration of our stock ownership with the Congdon family;
•	the costs and potential adverse impact associated with future changes in accounting standards or practices;
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

b)	Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a part of this assessment, we considered the impact of the COVID-19 pandemic on our internal control over financial reporting. We will continue to monitor and assess the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

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

We face various risks related to health epidemics, pandemics and similar outbreaks that have had, and may continue to have, material adverse effects on our business, results of operations and financial condition.

The novel coronavirus (COVID-19) pandemic and the related changes in the economic and political conditions in markets in which we operate have had adverse impacts on our business, results of operations and financial condition, and on those of our customers and suppliers, and we expect these adverse impacts to continue.  These impacts and potential impacts include, among other things, significant reductions or volatility in demand for our services, inability of our customers to pay for our services, and failure of our suppliers or third-party service providers to meet their obligations to us. We may also experience capacity constraints in one or more geographic areas if a significant number of our employees in any such region are affected by COVID-19. Furthermore, COVID-19 has impacted and may further impact the global economy, including negatively impacting the proper functioning of financial and capital markets and interest rates, which has impacted the cost of capital and has limited access to capital.  As the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it has heightened, and will likely continue to heighten, other risks to which we are subject, including those related to economic downturns, customer/supplier/vendor operations, changes in political and regulatory conditions, liquidity, and industry pricing environment stability, as described in more detail in Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Despite our efforts to manage our exposure to these risks, the ultimate impact of COVID-19 and similar outbreaks depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and governmental/social actions taken to contain its spread and mitigate its public health impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2020:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 - 30, 2020	175,028	$132.83	175,028	$39,226,938
May 1 - 31, 2020	111,645	$152.25	111,645	$22,228,647
June 1 - 30, 2020 (1)	515,931	$171.05	515,931	$612,499,955
Total	802,604	$160.10	802,604

(1)

The total number of shares purchased includes the initial delivery of 511,427 shares of our common stock under an accelerated share repurchase agreement (the “ASR Agreement”), representing approximately 70% of the total value of shares to be received under the ASR Agreement. The remaining shares are scheduled to settle during the fourth quarter of 2020. The total number of shares repurchased and the related cost per share will be based on the daily volume-weighted average share price of our common stock during the term of the ASR Agreement, less a negotiated discount.

On May 1, 2020, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020, as of which date $21.5 million remained authorized under the prior program. Under the 2020 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

3.1.3	Articles of Amendment of Old Dominion Freight Line, Inc.

4.16

Note Purchase and Private Shelf Agreement among Old Dominion Freight Line, Inc., PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., as purchasers, dated as of May 4, 2020 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 6, 2020	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 6, 2020	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)