Form 10-Q
period 2020-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2020-11-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020 there were 117,331,447 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2020	December 31,
(In thousands, except share and per share data)	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$420,396	$403,571
Short-term investments	205,294	—
Customer receivables, less allowances of $10,286 and $8,866, respectively	453,346	397,579
Other receivables	9,578	10,586
Prepaid expenses and other current assets	49,882	55,098
Total current assets	1,138,496	866,834

Property and equipment:
Revenue equipment	1,892,005	1,898,999
Land and structures	2,167,557	2,039,937
Other fixed assets	495,268	482,425
Leasehold improvements	12,043	11,709
Total property and equipment	4,566,873	4,433,070
Accumulated depreciation	(1,631,398)	(1,464,235)
Net property and equipment	2,935,475	2,968,835

Goodwill	19,463	19,463
Other assets	180,254	140,436
Total assets	$4,273,688	$3,995,568

Note: The Condensed Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2020	December 31,
(In thousands, except share and per share data)	(Unaudited)	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,229	$70,254
Compensation and benefits	217,154	192,524
Claims and insurance accruals	54,493	54,330
Other accrued liabilities	60,141	46,130
Income taxes payable	13,271	2,847
Current maturities of long-term debt	45,000	—
Total current liabilities	449,288	366,085

Long-term liabilities:
Long-term debt	99,927	45,000
Other non-current liabilities	316,831	241,802
Deferred income taxes	236,809	261,964
Total long-term liabilities	653,567	548,766
Total liabilities	1,102,855	914,851

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 117,331,447 shares outstanding at September 30, 2020 and 140,000,000 shares authorized, 119,532,534 shares outstanding at December 31, 2019	11,733	11,953
Capital in excess of par value	185,991	218,462
Retained earnings	2,973,109	2,850,302
Total shareholders’ equity	3,170,833	3,080,717
Total liabilities and shareholders’ equity	$4,273,688	$3,995,568

Note: The Condensed Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenue from operations	$1,058,166	$1,048,457	$2,941,740	$3,099,905

Operating expenses:
Salaries, wages and benefits	524,658	533,451	1,510,047	1,588,378
Operating supplies and expenses	90,269	117,343	273,374	361,110
General supplies and expenses	27,383	33,633	86,872	97,584
Operating taxes and licenses	29,923	29,117	86,280	87,572
Insurance and claims	11,821	11,280	32,581	34,039
Communications and utilities	7,622	8,098	23,075	22,071
Depreciation and amortization	64,983	63,493	196,153	189,137
Purchased transportation	25,405	23,063	65,188	68,218
Miscellaneous expenses, net	5,858	11,452	15,590	21,354
Total operating expenses	787,922	830,930	2,289,160	2,469,463

Operating income	270,244	217,527	652,580	630,442

Non-operating expense (income):
Interest expense	1,071	3	1,936	285
Interest income	(123)	(1,714)	(1,602)	(4,966)
Other expense, net	961	844	4,205	768
Total non-operating expense (income)	1,909	(867)	4,539	(3,913)

Income before income taxes	268,335	218,394	648,041	634,355

Provision for income taxes	66,467	54,295	165,191	162,861

Net income	$201,868	$164,099	$482,850	$471,494

Earnings per share:
Basic	$1.72	$1.37	$4.09	$3.91
Diluted	$1.71	$1.37	$4.07	$3.90

Weighted average shares outstanding:
Basic	117,188,398	119,820,422	117,946,805	120,711,513
Diluted	117,933,440	119,984,153	118,696,836	120,882,836

Dividends declared per share	$0.15	$0.11	$0.45	$0.34

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Common stock:
Beginning balance	$11,734	$12,020	$11,953	$12,185
Share repurchases	—	(38)	(223)	(211)
Share-based compensation and restricted share issuances, net of forfeitures	(1)	—	6	10
Taxes paid in exchange for shares withheld	—	—	(2)	(2)
Cash paid for fractional shares	—	—	(1)	—
Ending balance	11,733	11,982	11,733	11,982

Capital in excess of par value:
Beginning balance	181,895	140,970	218,462	138,210
Share-based compensation and restricted share issuances, net of forfeitures	4,096	1,147	8,371	5,353
Taxes paid in exchange for shares withheld	—	—	(2,731)	(1,446)
Forward contract for accelerated share repurchases	—	—	(37,500)	—
Cash paid for fractional shares	—	—	(611)	—
Ending balance	185,991	142,117	185,991	142,117

Retained earnings:
Beginning balance	2,788,839	2,645,495	2,850,302	2,530,088
Share repurchases	—	(40,576)	(306,568)	(205,135)
Cash dividends declared	(17,598)	(13,589)	(53,475)	(41,018)
Net income	201,868	164,099	482,850	471,494
Ending balance	2,973,109	2,755,429	2,973,109	2,755,429

Total shareholders' equity	$3,170,833	$2,909,528	$3,170,833	$2,909,528

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$482,850	$471,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,157	189,137
Loss on disposal of property and equipment	255	5,624
Share-based compensation	8,377	5,363
Provision for deferred income taxes	(25,155)	—
Other operating activities, net	23,974	75,897
Net cash provided by operating activities	686,458	747,515

Cash flows from investing activities:
Purchase of property and equipment	(166,459)	(370,310)
Proceeds from sale of property and equipment	3,411	2,598
Purchase of short-term investments	(205,301)	—
Other investing, net	(100)	—
Net cash used in investing activities	(368,449)	(367,712)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	99,923	—
Payments for share repurchases	(306,791)	(205,346)
Forward contract for accelerated share repurchases	(37,500)	—
Dividends paid	(53,471)	(41,005)
Other financing activities, net	(3,345)	(1,448)
Net cash used in financing activities	(301,184)	(247,799)

Increase in cash and cash equivalents	16,825	132,004
Cash and cash equivalents at beginning of period	403,571	190,282
Cash and cash equivalents at end of period	$420,396	$322,286

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
LTL services	$1,044,640	$1,035,093	$2,903,140	$3,058,864
Other services	13,526	13,364	38,600	41,041
Total revenue from operations	$1,058,166	$1,048,457	$2,941,740	$3,099,905

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2020.

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

Short-term Investments

The Company’s investments in certificates of deposit, U.S. government securities, and commercial paper with an original maturity of greater than three months have been classified and accounted for as trading securities, and are reported in “Short-term investments” on our Condensed Balance Sheet. These investments are measured at fair value each reporting period, with gains or losses recorded in “Non-operating expense (income)” on our Condensed Statement of Operations.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:

•Level 1 — Quoted prices for identical instruments in active markets;

•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•Level 3 — Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

Our short-term investments and our long-term debt, including current maturities, are measured at fair value on a recurring basis, and are further described in Note 6. Our other financial securities in current assets and current liabilities approximate their fair value due to the short maturities of these instruments.

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

On May 29, 2020, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution as part of our 2020 Repurchase Program. Under the ASR Agreement, we paid the third-party financial institution $125.0 million and received an initial delivery of 511,427 shares of our common stock for $87.5 million, representing approximately 70% of the total value of shares to be received under the ASR Agreement. The remaining expected shares are scheduled to settle during the fourth quarter of 2020. At final settlement, we may receive additional shares of our common stock, or, under certain circumstances, we may be required to provide the third-party financial institution additional shares or may elect to make a cash payment to the third-party financial institution. The total shares repurchased will be based on the daily volume-weighted average share price of our common stock during the term of the ASR Agreement, less a negotiated discount.

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

During the three months ended September 30, 2020, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2020, we repurchased 2,237,320 shares of our common stock for $306.8 million under our repurchase programs, including shares repurchased under the ASR Agreement. As of September 30, 2020, we had $612.5 million remaining authorized under the 2020 Repurchase Program.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Statements” (Topic 326). This ASU modified the loss methodology for establishing a provision against financial assets, including customer receivables, to include an expected future performance component. We adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material impact to our financial position, results of operations, or cash flow.

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

Our allowance for uncollectible accounts was $4.9 million at September 30, 2020. There were no material write-offs to our allowance for uncollectible accounts during the third quarter of 2020.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average shares outstanding - basic	117,188,398	119,820,422	117,946,805	120,711,513
Dilutive effect of share-based awards	745,042	163,731	750,031	171,323
Weighted average shares outstanding - diluted	117,933,440	119,984,153	118,696,836	120,882,836

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Senior notes	$144,927	$45,000
Revolving credit facility	—	—
Total long-term debt	144,927	45,000
Less: Current maturities	(45,000)	—
Total maturities due after one year	$99,927	$45,000

Senior Note Agreements

We had an unsecured senior note agreement with a principal amount outstanding of $45.0 million at each of September 30, 2020 and December 31, 2019 (the “Senior Note”). The agreement for the Senior Note calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

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

The Credit Agreement replaced our previous five-year, $300.0 million senior unsecured revolving credit agreement dated as of December 15, 2015, as amended on September 9, 2016 (the “Prior Credit Agreement”). For periods in 2019 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.125%.

There were $42.1 million and $48.9 million of outstanding letters of credit at September 30, 2020 and December 31, 2019, respectively.

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

Note 5. Leases

Our right-of-use assets totaled $100.2 million and $65.3 million as of September 30, 2020 and December 31, 2019, respectively, and are presented within “Other assets,” which is classified as long-term, on our Condensed Balance Sheets. Our corresponding lease liabilities consist of a current and a non-current portion. The current lease liability was $12.3 million and $10.4 million as of September 30, 2020 and December 31, 2019, respectively, and is presented within “Other accrued liabilities” on our Condensed Balance Sheets. The non-current lease liability was $89.5 million and $56.1 million as of September 30, 2020 and December 31, 2019, respectively, and is presented within “Other non-current liabilities” on our Condensed Balance Sheets. During the three-months ended September 30, 2020, we added $41.0 million in new right-of-use assets in exchange for corresponding lease liabilities, which includes leases that were executed prior to December 31, 2019 and commenced in the quarter ended September 30, 2020.

Note 6. Fair Value Measurements

Short-term investments

A summary of the fair value of our short-term investments as of September 30, 2020 is shown in the table below.

	September 30, 2020	Level 1	Level 2	Level 3
Certificates of deposit	$55,000	$—	$55,000	$—
U.S. government securities	75,367	75,367	—	—
Commercial paper	74,927	—	74,927	—
Total	$205,294	$75,367	$129,927	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term debt

The carrying value of our total long-term debt, including current maturities, was $144.9 million and $45.0 million at September 30, 2020 and December 31, 2019, respectively. The estimated fair value of our total long-term debt, including current maturities, was $151.1 million and $46.1 million at September 30, 2020 and December 31, 2019, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

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

•	LTL Revenue Per Shipment - This measurement is primarily determined by the three metrics listed above and is used in conjunction with the number of LTL shipments we receive to evaluate LTL revenue.

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

Our financial results for the first nine months of 2020 include the adverse impacts associated with the COVID-19 pandemic. We initially saw a significant decline in revenue at the beginning of April 2020, resulting from stay-at-home and other similar orders. We responded to the pandemic by implementing measures to help ensure the health and safety of our OD Family of employees, and this continues to be our top priority. We also adjusted our operations and workforce to address the decrease in shipment volumes while creating a plan to limit our discretionary spending. Since that initial decrease in April 2020, our shipment volumes improved sequentially each month through the end of the third quarter, with LTL shipments per day in September actually exceeding our pre-pandemic shipment volumes.  We will continue to monitor the effects of the pandemic on the domestic economy as well as our business and operations. While we may make further adjustments to our operations in response to short-term changes in demand, we will continue to focus on executing our long-term strategic plan and investing in the necessary resources to win long-term market share.

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	49.6	50.9	51.3	51.2
Operating supplies and expenses	8.5	11.2	9.3	11.7
General supplies and expenses	2.6	3.2	3.0	3.2
Operating taxes and licenses	2.8	2.8	2.9	2.8
Insurance and claims	1.1	1.1	1.1	1.1
Communications and utilities	0.7	0.8	0.8	0.7
Depreciation and amortization	6.2	6.0	6.7	6.1
Purchased transportation	2.4	2.2	2.2	2.2
Miscellaneous expenses, net	0.6	1.1	0.5	0.7
Total operating expenses	74.5	79.3	77.8	79.7

Operating income	25.5	20.7	22.2	20.3

Interest expense (income), net	0.1	(0.2)	—	(0.2)
Other expense, net	0.1	0.1	0.2	0.0

Income before income taxes	25.3	20.8	22.0	20.5

Provision for income taxes	6.3	5.1	5.6	5.3

Net income	19.0%	15.7%	16.4%	15.2%

Results of Operations

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2020 and 2019 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	% Change	2020	2019	% Change
Work days	64	64	—	192	191	0.5%
Revenue (in thousands)	$1,058,166	$1,048,457	0.9%	$2,941,740	$3,099,905	(5.1)%
Operating ratio	74.5%	79.3%		77.8%	79.7%
Net income (in thousands)	$201,868	$164,099	23.0%	$482,850	$471,494	2.4%
Diluted earnings per share	$1.71	$1.37	24.8%	$4.07	$3.90	4.4%
LTL tons (in thousands)	2,309	2,279	1.3%	6,490	6,792	(4.4)%
LTL tonnage per day	36,078	35,609	1.3%	33,802	35,560	(4.9)%
LTL shipments (in thousands)	2,859	2,951	(3.1)%	8,054	8,740	(7.8)%
LTL shipments per day	44,672	46,109	(3.1)%	41,948	45,759	(8.3)%
LTL weight per shipment (lbs.)	1,615	1,545	4.5%	1,612	1,554	3.7%
LTL revenue per hundredweight	$22.74	$22.87	(0.6)%	$22.44	$22.57	(0.6)%
LTL revenue per shipment	$367.28	$353.24	4.0%	$361.74	$350.79	3.1%
Average length of haul (miles)	933	918	1.6%	924	918	0.7%

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect the three-for-two stock split effected in March 2020.

Our financial results for the third quarter of 2020 reflect Company records in operating ratio and earnings per diluted share. Our revenue increased $9.7 million, or 0.9%, in the third quarter of 2020 as compared to the same period of 2019. This slight increase in revenue reflects improving demand trends following an initial decline in volumes at the beginning of the second quarter associated with the COVID-19 pandemic. The sequential acceleration of tonnage in the third quarter of 2020 resulting from a rebound in the domestic economy, combined with our ability to control our costs, led to a 24.8% increase in earnings per diluted share and a 480 basis-point improvement in our operating ratio as compared to the same period of last year.

Revenue

Revenue increased $9.7 million, or 0.9%, in the third quarter of 2020 as compared to the same period of 2019, due to an increase in LTL tons that was partially offset by a decrease in LTL revenue per hundredweight. The increase in LTL tons was driven by an increase in weight per shipment that was partially offset by a decrease in LTL shipments.  Revenue decreased $158.2 million, or 5.1%, in the first nine months of 2020 as compared to the same period of 2019, due to a decrease in volumes and LTL revenue per hundredweight. The decrease in LTL shipments for the first nine months of 2020 as compared to the same period of 2019 includes the impact from the slowdown in the domestic economy associated with the COVID-19 pandemic, primarily during the second quarter of 2020.

Our LTL revenue per hundredweight decreased 0.6% in both the third quarter and first nine months of 2020, as compared to the same periods of 2019, and reflects lower fuel surcharges resulting from significant declines in the average price of diesel fuel for the comparable periods.  The decreases in LTL revenue per hundredweight also include the adverse impact of increases in our LTL weight per shipment on this metric for the periods compared. Excluding fuel surcharges, our LTL revenue per hundredweight increased 2.6% and 1.9% in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019. Our LTL revenue per shipment increased 4.0% and 3.1% in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019. The increases in these yield metrics reflect our ongoing commitment to maintaining our yield management strategy which is supported by our best-in-class service to customers.

October 2020 Update

Revenue per day increased 2.6% in October 2020 compared to the same month last year. LTL tons per day increased 2.2%, due primarily to a 2.4% increase in LTL weight per shipment that was partially offset by a 0.2% decrease in LTL shipments per day. LTL revenue per hundredweight increased 0.3% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 3.5% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits for the third quarter of 2020 decreased $8.8 million, or 1.6%, as compared to the same period of 2019 due to a $5.7 million decrease in benefit costs and a $3.1 million decrease in the costs attributable to salaries and wages. Salaries, wages and benefits for the first nine months of 2020 decreased $78.3 million, or 4.9%, as compared to the same period of 2019 due to a $45.5 million decrease in the costs attributable to salaries and wages and a $32.8 million decrease in benefit costs.  The decreases in salaries and wages for both the third quarter and first nine months of 2020 were due to decreases in the average number of active full-time employees and improvements in productivity. Our average number of active full-time employees decreased 1,655, or 8.1%, and 1,858, or 9.0%, in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019, as we aligned our headcount with shipment volume trends. We believe our active full-time employee count will increase as we continue to hire employees to balance our workforce with growing demand and shipment trends.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, declined as a percentage of revenue to 26.8% for the third quarter of 2020 from 27.5% for the same period of 2019. For the first nine months of 2020, our productive labor costs increased slightly to 27.8% from 27.6% for the same period of 2019. While our productive labor costs as a percentage of revenue were negatively impacted by the deleveraging effect of lower fuel surcharges, we improved productivity in our P&D and platform operations during the third quarter and first nine months of 2020 as compared to the same periods of 2019. Our other salaries and wages as a percentage of revenue remained consistent at 9.8% for both the third quarter of 2020 and the same period of 2019. For the first nine months of 2020, our other salaries and wages increased as a percentage of revenue to 10.6% from 10.3% for the same period of 2019.

Employee benefit costs decreased $5.7 million, or 4.0%, in the third quarter of 2020, and $32.8 million, or 7.9%, in the first nine months of 2020, as compared to the same periods of 2019. These decreases were primarily driven by a reduction in expense related to our phantom stock plans, which were amended in the fourth quarter of 2019 to allow the awards to be settled in stock and limit our ongoing benefits expense in future periods. For the first nine months of 2020, the decrease in our employee benefit costs also includes the impact of lower health care costs resulting from a decline in claims per employee during the second quarter of 2020, in addition to a decrease in payroll taxes related to the reduction in salaries and wages. Our employee benefit costs, as a percent of salaries and wages, decreased to 35.5% and 33.8% for the third quarter and first nine months of 2020, respectively, from 36.6% and 35.3% for the same periods of 2019.

Operating supplies and expenses decreased $27.1 million and $87.7 million in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019, due primarily to a decrease in our costs for diesel fuel used in our vehicles. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 34.3% and 32.0% in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019.  In addition, our gallons consumed decreased 1.5% and 6.4% in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019 due to a decrease in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Other operating supplies and expenses improved as a percent of revenue between the periods compared as we efficiently maintained our fleet and managed our other operating supplies and expenses.

General supplies and expenses decreased $6.2 million, or 18.6%, in the third quarter of 2020, and $10.7 million, or 11.0%, in the first nine months of 2020, as compared to the same periods of 2019. These decreases were primarily driven by lower advertising and marketing costs as we controlled our discretionary spending, as well as lower travel-related expenses, which was primarily driven by impacts of the COVID-19 pandemic.

Depreciation and amortization increased slightly by $1.5 million and $7.0 million in the third quarter and first nine months of 2020, respectively, as compared to the same periods of 2019. While our 2020 capital expenditure plan is lower than 2019, particularly with respect to revenue equipment and real estate, we believe depreciation expense will continue to increase as we expand capacity to support our continued long-term growth and strategic initiatives.

Our effective tax rate for the third quarter and first nine months of 2020 was 24.8% and 25.5%, as compared to 24.9% and 25.7% for the third quarter and first nine months of 2019, respectively. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Cash and cash equivalents at beginning of period	$403,571	$190,282
Cash flows provided by (used in):
Operating activities	686,458	747,515
Investing activities	(368,449)	(367,712)
Financing activities	(301,184)	(247,799)
Increase in cash and cash equivalents	16,825	132,004
Cash and cash equivalents at end of period	$420,396	$322,286

The change in our cash flows provided by operating activities during the first nine months of 2020 as compared to the first nine months of 2019 was primarily due to decreases in deferred income tax liabilities and changes in working capital accounts.

The change in our cash flows used in investing activities during the first nine months of 2020 as compared to the first nine months of 2019 was primarily due to purchases of short-term investments in the third quarter of 2020, offset by a reduction in planned capital expenditures for equipment as compared to 2019.  Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first nine months of 2020 as compared to the first nine months of 2019 was primarily due to increased share repurchases as well as an increase in dividends paid, offset by the receipt of proceeds from the issuance of long-term debt. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”. Our financing arrangements are more fully described below under “Financing Arrangements.”

We have five primary sources of available liquidity: cash and cash equivalents, cash flows from operations, short-term investments, available borrowings under our second amended and restated credit agreement (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement (the “Note Agreement”). Our Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed. While the COVID-19 pandemic creates some uncertainty for the domestic economy, we believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the nine-month period ended September 30, 2020 and the years ended December 31, 2019, 2018 and 2017:

	September 30,	December 31,
(In thousands)	2020	2019	2018	2017
Land and structures	$130,083	$250,387	$247,291	$179,150
Tractors	17,518	75,418	185,209	123,152
Trailers	2,151	88,115	98,835	37,424
Technology	7,650	30,424	20,309	19,329
Other equipment and assets	9,057	34,981	36,648	23,070
Proceeds from sales	(3,411)	(5,686)	(6,983)	(12,240)
Total	$163,048	$473,639	$581,309	$369,885

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

We estimate capital expenditures will be approximately $240 million for the year ending December 31, 2020. Approximately $195 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $25 million is allocated for investments in technology and other assets; and approximately $20 million is allocated for the purchase of tractors and trailers. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings available under our Credit Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

During the nine-month period ended September 30, 2020, we repurchased 2,237,320 shares of our common stock for $306.8 million under our repurchase programs, including shares repurchased under our accelerated share repurchase agreement. As of September 30, 2020, we had $612.5 million remaining authorized under the 2020 Repurchase Program.

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

Our Board of Directors also declared a cash dividend of $0.15 per share for each quarter of 2020, and declared a cash dividend of $0.11 per share for each quarter of 2019.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, short-term investments, and, if needed, borrowings available under our Credit Agreement.

Financing Arrangements

Senior Note Agreements

We had an unsecured senior note agreement with a principal amount outstanding of $45.0 million at September 30, 2020 and December 31, 2019 (the “Senior Note”). The agreement for the Senior Note calls for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021.

On May 4, 2020, we entered into the Note Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential. The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”), the proceeds of which are available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Senior Note, the Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with our other senior unsecured indebtedness.

Credit Agreement

On November 21, 2019, we entered into our Credit Agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders. The Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. Of the $250.0 million line of credit commitments under the Credit Agreement, up to $100.0 million may be used for letters of credit.

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

The Credit Agreement replaced our previous five-year, $300.0 million senior unsecured revolving credit agreement dated as of December 15, 2015, as amended on September 9, 2016 (the “Prior Credit Agreement”). For periods in 2019 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.125%.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	September 30,	December 31,
(In thousands)	2020	2019
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(42,134)	(48,915)
Available borrowing capacity under the Credit Agreement	$207,866	$201,085

General Debt Provisions

The Senior Note, Credit Agreement, and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as noted below, there have been no material changes to our market risk exposures as described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We maintain an investment portfolio principally composed of certificates of deposit, U.S. government securities, and commercial paper. At September 30, 2020, these investments totaled $205.3 million. These fixed rate securities are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these debt securities, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in market interest rates at September 30, 2020 would have had an immaterial impact on the fair value of these investments.

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

We face various risks related to health epidemics, pandemics and similar outbreaks that have had, and may continue to have, adverse effects on our business, results of operations and financial condition.

The novel coronavirus (COVID-19) pandemic and the related changes in the economic and political conditions in markets in which we operate have had adverse impacts on our business, results of operations and financial condition, and on those of our customers and suppliers, and these adverse impacts may continue.  These impacts and potential impacts include, among other things, significant reductions or volatility in demand for our services, inability of our customers to pay for our services, and failure of our suppliers or third-party service providers to meet their obligations to us. We may also experience capacity constraints in one or more geographic areas if a significant number of our employees in any such region are affected by COVID-19. Furthermore, COVID-19 has impacted and may further impact the global economy, including negatively impacting the proper functioning of financial and capital markets and interest rates, which has impacted the cost of capital and has limited access to capital.  As the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it has heightened, and will likely continue to heighten, other risks to which we are subject, including those related to economic downturns, customer/supplier/vendor operations, changes in political and regulatory conditions, liquidity, and industry pricing environment stability, as described in more detail in Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Despite our efforts to manage our exposure to these risks, the ultimate impact of COVID-19 and similar outbreaks depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and governmental/social actions taken to contain its spread and mitigate its public health impact.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 6, 2020	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 6, 2020	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)