Form 10-K
period 2020-12-31
OLD DOMINION FREIGHT LINE, INC.
filed 2021-02-24
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was $16,302,404,841, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 22, 2021, the registrant had 116,937,111 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING INFORMATION

Forward-looking statements appear in this Annual Report, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, compliance with regulations, availability of resources, the impact of the novel coronavirus (“COVID-19”) pandemic on our business, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the risk factors detailed in this Annual Report.

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

Overview

We are one of the largest North American less-than-truckload (“LTL”) motor carriers. We provide regional, inter-regional and national LTL services through a single integrated, union-free organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. More than 98% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

We have increased our revenue and customer base over the past ten years primarily through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our regions covering the continental United States. In addition to numerous service center renovations, expansions, and relocations of existing service centers, we opened 8, 19 and 31 new service centers over the past one, five and ten years, respectively, for a total of 244 service centers at December 31, 2020. We believe this expansion produced increased capacity within our service center network and provides us with opportunities for future growth.

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

The American Trucking Associations reported total transportation revenue in the United States of $984.9 billion in 2019, which included approximately $43.3 billion for the LTL industry based on information reported in Transport Topics.  The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980.  The largest 5 and 10 LTL motor carriers accounted for approximately 56% and 80%, respectively, of the LTL market in 2019.  We believe consolidation in our industry will continue due to increased customer demand for transportation providers offering both regional and national service as well as other complementary value-added services.

Competition

The transportation and logistics industry is intensely competitive and highly fragmented. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We also compete with, and provide transportation services to, third-party logistics providers that determine both the mode of transportation and the carrier. Some of our competitors may have a broader global network and a wider range of services than we do. Competition in our industry is based primarily on service, price, available capacity and business relationships. We believe we are able to gain market share by expanding our capacity in the United States and providing high-quality service at a fair price.

Throughout our organization, we continuously seek to improve customer service by, among other things, maximizing on-time performance and minimizing cargo claims. We believe our transit times are generally faster and more reliable than those of our principal national competitors, in part because of our more efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national LTL service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe the combination of these factors provides us with a distinct advantage over most of our competitors.

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

Service Center Operations

At December 31, 2020, we operated 244 service center locations, of which we owned 217 and leased 27. Our network includes nine major breakbulk facilities located in Atlanta, Georgia; Columbus, Ohio; Indianapolis, Indiana; Greensboro, North Carolina; Harrisburg, Pennsylvania; Memphis and Morristown, Tennessee; Dallas, Texas; and Salt Lake City, Utah, while using various other service centers for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

We utilize scheduled routes, and additional linehaul dispatches as necessary to meet our published transit times. In addition, we gain efficiency through the use of twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces our exposure to potential cargo loss and damage expenses. We utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be transported behind a tractor than could otherwise be transported by one trailer.

Tractors, Trailers and Maintenance

At December 31, 2020, we owned 9,288 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2020, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	9,288	4.7
Linehaul trailers	24,583	7.9
P&D trailers	12,067	7.4

We develop certain specifications for tractors and trailers and then negotiate the production and purchase of this equipment with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We believe there is sufficient capacity among suppliers to help ensure an uninterrupted supply of equipment to support our operations.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2020 and 2019. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2020	2019
Tractors	$17,518	$75,418
Trailers	2,151	88,115
Total	$19,669	$163,533

At December 31, 2020, we operated 42 fleet maintenance centers at strategic service center locations throughout our network. These fleet maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities or authorized repair vendors at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventative maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2020, our largest customer accounted for approximately 4.7% of our revenue and our largest 5, 10 and 20 customers accounted for 15.1%, 21.8% and 29.7% of our revenue, respectively. For each of our last two fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

We utilize an integrated freight-costing system to determine the price level at which a particular freight shipment will be profitable. We can modify elements of this freight-costing model to simulate the actual conditions under which the freight will be moved. Many of our customers engage our services through the terms and provisions of our tariffs and through negotiated service contracts. We also compete for business by participating in bid solicitations. Customers generally solicit bids for relatively large numbers of shipments for a period of one to two years and typically choose to enter into contractual arrangements with a limited number of motor carriers based upon price and service.

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months; however, the effects of the COVID-19 pandemic on the domestic economy has impacted, and may continue to impact, our normal seasonal trends. More specifically, we experienced a decrease in LTL shipments driven by the impact of a slowdown in the domestic economy associated with the COVID-19 pandemic, primarily during the second quarter of 2020. Harsh winter weather, hurricanes, tornadoes, floods and other natural disasters can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities. We also provide access to our systems through multiple secure gateways that offer our customers and employees maximum flexibility and access to information. We employ vehicle safety systems, on-board computer systems and smart phones, freight handling systems and logistics technology to reduce costs and transit times, as well as to meet regulatory requirements. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

Insurance

We carry a significant amount of insurance with third-party insurance carriers that provides various levels of protection for our risk exposure, including protection in the areas of property, casualty, cyber, management, and group health, with coverage limits and retention/deductible levels that we believe are reasonable given historical claim activity and severity. We believe that our policy of maintaining self-insured retentions or deductibles under these various insurance programs for a portion of our risks, supported by our safety, claims management and loss prevention programs, is an effective means of managing insurance costs. We periodically review our risk exposure and insurance coverage applicable to those risks and believe that we maintain sufficient insurance coverage.

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

We believe our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. Our fuel surcharge programs are one of many components that we use to determine the overall price for our transportation services. Our fuel surcharges are generally indexed to fuel prices published by the U.S. Department of Energy (the “DOE”) that reset each week.

Human Capital

Employee Profile

As of December 31, 2020, we employed 19,779 active full-time employees, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	10,114
Platform	3,886
Fleet technicians	597
Sales, administrative and other	5,182
Total	19,779

Employee Engagement and Benefits

Our Old Dominion Family of employees are a key factor in the success of our business. The unique OD Family culture encourages development and employee engagement, and motivates our employees to provide the superior customer service for which we are known. We believe this culture is part of what attracts employees and helps keep our turnover rates low. We also provide our employees with a comprehensive benefits package, including a plan that covers our eligible employees’ premium for health insurance, a flexible paid time off policy, a 401(k) plan with a guaranteed employer match as well as a discretionary match opportunity, and various wellness programs designed to assist employees with establishing and living a healthy and balanced lifestyle.

Employee Development and Safety

As of December 31, 2020, we employed 5,310 linehaul drivers and 4,804 P&D drivers on a full-time basis. We select our drivers based upon many factors, including driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided a no-cost opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,069 active drivers who have successfully completed this training, which was approximately 30.3% of our driver workforce as of December 31, 2020. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 6.3%, which is below our Company-wide turnover rate for all drivers of approximately 8.0%.

We also maintain a “Management Trainee Program” and a “Supervisor Development Program” that offers opportunities for our employees to be considered and prepared for sales and management opportunities. These programs support our philosophy of promoting from within our high-quality workforce.

Based on driving records, our drivers are eligible to be rewarded with annual safety bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $4.7 million, $4.6 million and $4.1 million in 2020, 2019 and 2018, respectively.

During 2020, the outbreak of COVID-19 was declared a pandemic by the World Health Organization. Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. We implemented various measures to help ensure the safety and well-being of our OD Family of employees, following guidelines issued by the U.S. Centers for Disease Control and Prevention and the World Health Organization. We provided personal protective equipment and also implemented increased physical distancing in workspaces and enhanced cleaning protocols. Across our businesses, we continue to take measures to prevent workplace hazards, encourage safe behaviors and promote a culture of continuous improvement to ensure our processes help reduce incidents and illnesses and comply with governing health and safety laws.

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

Driver Hours of Service

The Federal Motor Carrier Safety Administration (the “FMCSA”) rules provide that a truck driver may work no more than a maximum number of 60 hours within seven consecutive days and 70 hours within eight consecutive days. FMCSA rules further impose a maximum work period of 14 hours (no more than 11 hours of which may be driving time) after first coming on-duty following 10 consecutive hours of off-duty time. FMCSA rules also require that drivers take a 30-minute break prior to driving beyond eight hours. Our drivers utilize electronic logging devices (“ELDs”) for the purpose of recording their hours of service.

Commercial Driver’s License Drug and Alcohol Clearinghouse

We are registered as a motor carrier with the Commercial Driver’s License Drug and Alcohol Clearinghouse (“DAC”) which requires us to check for drug and alcohol violations of current drivers at least annually and prospective employees prior to hiring.  We have completed our annual limited query and pre-hire driver authorization queries.

We are subject to future rulemaking by the FMCSA and other regulatory agencies, which could be more stringent, require additional changes to our operations, increase our operating costs or otherwise adversely impact our results of operations.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2021 or fiscal year 2022. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a variety of risks and uncertainties. The following describes some of the material risks that could adversely affect our business, financial condition, operating results or cash flows. We may also be adversely impacted by other risks not presently known to us or that we currently consider immaterial.

Risks Related to our Business and Operations

If we are unable to successfully execute our growth strategy, and develop, market and consistently deliver high-quality services that meet customer expectations, our business and future results of operations may suffer.

Our growth strategy includes increasing the volume of freight moving through our existing service center network and selectively expanding our capacity in the United States through market share gains. In connection with our growth strategy, at various times, we have consistently expanded and upgraded service centers, purchased additional equipment and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

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

The novel coronavirus (COVID-19) pandemic and the related changes in the economic and political conditions in markets in which we operate have had adverse impacts on our business, results of operations and financial condition, and on those of our customers and suppliers, and these adverse impacts may continue.  These impacts and potential impacts include, among other things, significant reductions or volatility in demand for our services, inability of our customers to pay for our services, and failure of our suppliers or third-party service providers to meet their obligations to us. We may also experience capacity constraints in one or more geographic areas if a significant number of our employees in any such region are affected by COVID-19. Furthermore, COVID-19 has impacted and may further impact the global economy, including negatively impacting the proper functioning of financial and capital markets and interest rates, which has impacted the cost of capital and has limited access to capital.  As the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it has heightened, and will likely continue to heighten, other risks to which we are subject, including those related to economic downturns, customer/supplier/vendor operations, changes in political and regulatory conditions, liquidity, and industry pricing environment stability, as described in further detail in other risk factors. Despite our efforts to manage our exposure to these risks, the ultimate impact of COVID-19 and similar outbreaks depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and governmental/social actions taken to contain its spread and mitigate its public health impact.

Changes in our relationships with significant customers, including the loss or reduction in business from one or more of them, could have an adverse impact on our business.

We do not believe the loss of any one customer would materially impact our business and revenue growth due to the diversity of our customer base and no individual customer accounting for more than 5% of our revenue. We do, however, have a number of customers whose demand for our services is tied to U.S. industrial production, or the broader domestic economy, that could, collectively, drive business and revenue growth. These customers could experience a decrease in production due to a decrease in the demand for their products, as a result of a decline in the U.S economy or other global economic factors, such as the slowdown in the domestic economy associated with the COVID-19 pandemic. They could also use other LTL providers and other modes of transportation, such as truckload and intermodal, in response to capacity, service and pricing issues. Finally, unfavorable publicity about us or our employees, particularly given the current environment of instantaneous communication and social media outlets, could damage our reputation and result in these customers reducing their demand for our services. If these factors resulted in a reduction or loss of business from these customers, there could be a material impact on our business and revenue growth.

Insurance and claims expenses could significantly reduce our profitability.

We are exposed to a variety of claims, including but not limited to those related to cargo loss and damage, property damage, personal injury, workers’ compensation and healthcare. We have insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to our self-insured retentions and deductibles. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. If claims exceed our self-insured retention or deductible levels, insurance companies exit the transportation insurance marketplace, or insurance market conditions change, insurers could raise premiums for excess coverage to cover their expenses and anticipated future losses. Coverage also may not be procured or be unavailable for certain claims. In addition, insurance companies generally require us to collateralize our self-insured retention or deductible levels. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

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

We do not hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results. We have fuel surcharge programs in place with a majority of our customers, which help offset the negative impact of the increased cost of diesel fuel and other petroleum-based products. However, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those costs associated with empty miles.  Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. We regularly monitor the components of our pricing, including fuel surcharges, and address individual account profitability issues with our customers when necessary; however, there can be no assurance that fuel surcharges can be maintained indefinitely or will be sufficiently effective in offsetting increases in diesel fuel prices.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters.

Our operations are subject to seasonal trends common in our industry.  Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments, decreased fuel efficiency, increased cold-weather related maintenance costs of revenue equipment, and increased insurance and claims costs during the winter months; however, the effects of the COVID-19 pandemic on the domestic economy has impacted, and may continue to impact, our normal seasonal trends.  Harsh winter weather or natural disasters, including but not limited to hurricanes, tornadoes, floods, fires, earthquakes and storms can also adversely impact our performance by disrupting freight shipments or routes, destroying our assets, disrupting fuel supplies, increasing fuel costs, increasing maintenance costs, reducing demand and negatively impacting the business or financial condition of our customers, any of which could harm our results of operations or make our results of operations more volatile.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient capital.

Our business is highly capital intensive. As further described in Part II, Item 7 of this Annual Report on Form 10-K, we generally finance our capital expenditures and planned growth with existing cash, cash flow from operations, issuance of debt (including pursuant to our note purchase and private shelf agreement) and through available borrowings under our existing senior unsecured credit agreement. We may require additional capital to finance long-term real estate purchase opportunities and acquisitions, which we may fund through additional debt or through equity offerings. If we are unable to generate sufficient cash from our operations or raise capital by accessing the debt and equity markets, we may be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

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

Risks Related to our Industry

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

Our industry, faced with requirements for faster deliveries and increased visibility into shipments, is rapidly evolving and increasingly competitive. Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

•

we compete with other transportation service providers of varying sizes, some of which may have more equipment, a broader global network and brand recognition, a wider range of services, more fully developed information technology systems, greater capital resources or other competitive advantages;

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

If we are unable to effectively compete with other LTL carriers, whether on the basis of price, service, brand recognition or otherwise, we may be unable to retain existing customers or attract new customers, either of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, continued merger and acquisition activity in transportation and logistics could result in stronger or new competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated LTL industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Our customers’ and suppliers’ businesses may be impacted by various economic factors such as recessions, downturns in the economy, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse economic conditions, both in the U.S. and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy and any other action that the U.S. government may take to withdraw from or materially modify international trade arrangements, including related to the United States-Mexico-Canada Agreement, may lead to fewer goods being transported and could have a material adverse effect on our business, financial conditions and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain other actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union, China, and India, have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition.

Customers adversely impacted by changes in U.S. trade policies or otherwise encountering adverse economic conditions, including as a result of the COVID-19 pandemic, may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of a concentration of our customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions and changes in the political and regulatory environment, both in the U.S. and internationally, or financial constraints, including as a result of the COVID-19 pandemic, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in wage rates, fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

Risks Related to Labor Matters

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

Recently, there has been intense competition for qualified drivers in the transportation industry resulting from a shortage of drivers.  Due in part to the time commitment, physical requirements, our stringent hiring standards, changing workforce demographics and current industry conditions and regulations, the available pool of qualified employee drivers has been declining. As a result, we have faced, and may continue to face, difficulty maintaining or increasing our number of drivers. Similarly, in recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which has made it more difficult, and may continue to make it more difficult, to attract and retain skilled technicians. The compensation we offer our drivers and technicians is subject to market conditions that may require increases in driver or technician compensation. If we are unable to attract and retain a sufficient number of qualified drivers and technicians, we could be required to adjust our compensation packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

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

Risks Related to Cybersecurity and Technology Matters

Our information technology systems are subject to cyber and other risks, some of which are beyond our control, which could have a material adverse effect on our business, results of operations and financial position.

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing value-added services to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer payment and transaction information, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase in recent years. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we and our third-party service providers have experienced cyber-attacks and attempted breaches of our and their information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations.

We have security processes, protocols and standards in place to protect our information systems, including through physical and software safeguards, as well as redundant systems, network security measures and backup systems. Nevertheless, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations, such as the California Consumer Privacy Act and similar laws in the United States, at both the federal and state level, could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, including but not limited to floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition.

Risks Related to Legal and Regulatory Matters

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

Increased concern over climate change and the potential impact of global warming has led to an increase in the consideration of greenhouse gas emissions regulation. Due to increased consideration, there could be an increase in regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, such as limits on vehicle weight and size or energy source. Finally, given the increasing focus on ESG matters by the investor community, if shareholders were to express dissatisfaction with our policies or efforts with respect to climate change, sustainability or similar matters, there could be a negative impact on our stock price, and we could also suffer reputational harm. Costs associated with future climate change concerns or environmental laws and regulations, sustainability requirements and related investor expectations could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Healthcare legislation may increase our costs for employee healthcare and benefits and reduce our future profitability.

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

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, and may include collective and/or class action allegations. We are also subject to potential governmental proceedings, inquiries, notices or investigations, which also exposes us to the potential for various claims and litigation. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance.  Defending ourselves against such actions could result in significant costs and could require a substantial amount of time and effort by our management team. We cannot predict the outcome of litigation or governmental proceedings, inquiries, notices or investigations to which we are a party or whether we will be subject to future legal actions. As a result, the potential costs associated with any such legal actions against us could adversely affect our business, financial condition or results of operations.

We are subject to legislative, regulatory, and legal developments involving taxes.

Taxes are a significant part of our expenses.  We are subject to U.S. federal and state income, payroll, property, sales and use, fuel, and other types of taxes. Changes to tax laws and regulations or changes to the interpretation thereof, or the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, higher tax rates, claims, audits, investigations or legal proceedings involving taxing authorities, could have a material adverse effect on our results of operations, financial condition, and cash flows.

Risks Related to Owning our Common Stock

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

We intend to pay a quarterly cash dividend to holders of our common stock for the foreseeable future; however, dividend payments are subject to approval by our Board of Directors, and are restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our revolving credit facility and our note purchase and private shelf agreement. As a result, future dividend payments are not guaranteed and will depend upon various factors such as our overall financial condition, available liquidity, anticipated cash needs, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board of Directors. In addition, any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

The amount and frequency of our stock repurchases may fluctuate.

The amount, timing and execution of our stock repurchase program may fluctuate based on our strategic approach and our priorities for the use of cash. Other factors that may impact share repurchases include changes in stock price, profitability, capital structure, or cash flows. Our revolving credit facility and our note purchase and private shelf agreement also include provisions that may limit our ability to make payments for share repurchases. We may also use cash for investing in strategic assets or dividend payments, instead of share repurchases.

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

The price of our common stock on the Nasdaq Global Select Market changes constantly. We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity;
•	the extent of the impact and the duration of the COVID-19 pandemic;
•	changes in analysts’ recommendations or projections;
•	failure to meet analysts’ projections;
•	general political, social, economic and capital market conditions;
•	announcements of developments related to our business;
•	operating and stock performance of other companies deemed to be peers;
•	actions by government regulators;
•	changes in key personnel;
•	investor sentiment with respect to our policies or efforts on ESG matters;
•	fluctuations in trading volume, including substantial increases or decreases in reported holdings by significant shareholders;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, consisting of a two-story office building of approximately 168,000 square feet on 31.8 acres of land. At December 31, 2020, we operated 244 service centers, of which 217 were owned and 27 were leased. Our owned service centers include most of our larger facilities and account for approximately 94% of the total door capacity in our network. We own each of our major breakbulk facilities listed below and have provided the number of doors as of December 31, 2020.

Service Center	Doors
Morristown, Tennessee	347
Indianapolis, Indiana	318
Dallas, Texas	304
Columbus, Ohio	301
Harrisburg, Pennsylvania	300
Memphis, Tennessee	267
Greensboro, North Carolina	256
Atlanta, Georgia	225
Salt Lake City, Utah	188

Our 244 facilities are strategically dispersed over the states in which we operate. At December 31, 2020, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without causing any material negative impact on service to our customers or our operating results.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1,000,000 or more. The following matter is disclosed in accordance with that requirement. We do not believe that any possible loss that may be incurred in connection with the matter will be material to our financial position, results of operations or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 18, 2021, there were 123,513 holders of our common stock, including 103 shareholders of record.

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2020	—	$—	—	$612,499,955
November 1-30, 2020 (1)	172,007	$202.91	172,007	$575,000,000
December 1-31, 2020	98,558	$200.56	98,558	$555,233,528
Total	270,565	$202.05	270,565

(1) The total number of shares purchased includes the final settlement of 172,007 shares of our common stock under our Accelerated Share Repurchase Agreement (the “ASR Agreement”) entered into with a third-party financial institution on May 29, 2020 as part of our 2020 Repurchase Program (as defined below). This delivery of shares and their market price at time of delivery are included in the table above. The final number of shares received was based on the daily volume-weighted average share price during the term of the ASR Agreement, less a negotiated discount.

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

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2015, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Nasdaq Industrial Transportation Index, for the five-year period ended December 31, 2020.

COMPARISON OF CUMULATIVE TOTAL RETURN
DOLLARS
$600
$500
$400
$300
$200
$100
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Old Dominion Freight Line, Inc.
S&P 500 Total Return Index
Nasdaq Industrial Transportation Index

Cumulative Total Return

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Old Dominion Freight Line, Inc.	$100	$145	$223	$209	$321	$496
S&P 500 Total Return Index	$100	$112	$136	$130	$171	$203
Nasdaq Industrial Transportation Index	$100	$129	$165	$150	$189	$247

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2020 and 2019 results and year-to-year comparisons between 2020 and 2019. Discussions of our 2018 results and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 26, 2020.

Overview

We are one of the largest North American less-than-truckload (“LTL”) motor carriers. We provide regional, inter-regional and national LTL services through a single integrated, union-free organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. More than 98% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, P&D stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the DOE, which reset each week. We believe our yield management process focused on individual account profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to produce profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2020	2019
Revenue from operations	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	51.2	51.7
Operating supplies and expenses	9.3	11.5
General supplies and expenses	2.7	3.0
Operating taxes and licenses	2.9	2.8
Insurance and claims	1.1	1.3
Communication and utilities	0.8	0.7
Depreciation and amortization	6.5	6.2
Purchased transportation	2.4	2.2
Miscellaneous expenses, net	0.5	0.7
Total operating expenses	77.4	80.1
Operating income	22.6	19.9
Interest expense (income), net	0.1	(0.2)
Other expense, net	0.1	0.0
Income before income taxes	22.4	20.1
Provision for income taxes	5.6	5.1
Net income	16.8%	15.0%

Key financial and operating metrics for 2020 and 2019 are presented below:

	2020	2019	Change	% Change
Work days	254	253	1.0	0.4
Revenue (in thousands)	$4,015,129	$4,109,111	$(93,982)	(2.3)
Operating ratio	77.4%	80.1%
Net income (in thousands)	$672,682	$615,518	$57,164	9.3
Diluted earnings per share	$5.68	$5.10	$0.58	11.4
LTL tons (in thousands)	8,770	8,964	(194)	(2.2)
LTL shipments (in thousands)	10,869	11,491	(622)	(5.4)
LTL weight per shipment (lbs.)	1,614	1,560	54	3.5
LTL revenue per hundredweight	$22.62	$22.64	$(0.02)	(0.1)
LTL revenue per shipment	$364.94	$353.18	$11.76	3.3
LTL revenue per intercity mile	$6.42	$6.30	$0.12	1.9
LTL intercity miles (in thousands)	617,805	644,287	(26,482)	(4.1)
Average length of haul (miles)	925	917	8	0.9

Despite the difficult operating conditions created by the COVID-19 pandemic, our financial results for 2020 include Company records for profitability and diluted earnings per share.  While our annual revenue decreased slightly as a result of a decrease in our volumes, our LTL revenue per hundredweight increased as we maintained our price discipline throughout the year.  The increase in our yields along with the increase in productivity allowed us to improve our variable operating costs as a percent of revenue.  We also improved our overhead costs as a percent of revenue due to our control over discretionary spending during the year.  These factors contributed to the 270 basis point improvement in our operating ratio resulting in a new Company record of 77.4% for the year.  As a result, our net income and diluted earnings per share increased 9.3% and 11.4%, respectively, in 2020 as compared to 2019.

Revenue

Revenue decreased $94.0 million, or 2.3%, in 2020 compared to 2019. This decline reflects a decrease in LTL tons and a slight decline in our LTL revenue per hundredweight when compared with 2019. The decrease in LTL tons in 2020 was primarily attributable to a decline in shipments that was partially offset by an increase in our LTL weight per shipment. The decrease in LTL shipments was driven by the impact of a slowdown in the domestic economy associated with the COVID-19 pandemic, primarily during the second quarter of 2020.

LTL revenue per hundredweight decreased 0.1% in 2020 compared to 2019. Our LTL revenue and yield were negatively impacted by a decrease in fuel surcharges that resulted from a significant decline in the average price of diesel fuel for the comparable periods. The slight decrease in LTL revenue per hundredweight also includes the adverse impact of the increase in our LTL weight per shipment on this metric. Excluding fuel surcharges, LTL revenue per hundredweight increased 2.5% in 2020 compared to 2019 as a result of the ongoing commitment to our yield management strategy, which is supported by our best-in-class service to customers. As a percent of revenue, fuel surcharges decreased to 10.5% in 2020 as compared to 12.7% in 2019.

January 2021 Update

Revenue per day increased 14.6% in January 2021 compared to the same month last year. LTL tons per day increased 11.9%, due primarily to a 7.0% increase in LTL shipments per day and a 4.6% increase in LTL weight per shipment. LTL revenue per hundredweight increased 2.2% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 4.1% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased $68.6 million, or 3.2%, in 2020 as compared to 2019, due to a $21.2 million decrease in the costs attributable to salaries and wages and a $47.4 million decrease in benefits costs. The decrease in salaries and wages was due to a decrease in the average number of active full-time employees and improvements in productivity. These decreases were partially offset by the impact of annual wage increases provided to our employees at the beginning of both September of 2019 and 2020 and two special bonuses provided to eligible employees during 2020 in recognition of their outstanding service to our customers during the COVID-19 pandemic. Our average number of active full-time employees decreased 1,530, or 7.4%, as compared to 2019 as we aligned our headcount with shipment volume trends.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased slightly as a percent of revenue to 27.8% in 2020 as compared to 27.6% in 2019. While our productive labor costs as a percentage of revenue were negatively impacted by the deleveraging effect of lower fuel surcharges, we increased the efficiency of our operations with improvements in our linehaul laden load average, P&D shipments and stops per hour and platform pounds and shipments per hour as compared to 2019. Our other salaries and wages as a percent of revenue also increased slightly to 10.4% in 2020 as compared to 10.2% in 2019.

Employee benefit costs decreased $47.4 million in 2020 as compared to 2019, due primarily to a reduction in expense related to our phantom stock plans, which were amended in the fourth quarter of 2019 to allow the awards to be settled in stock and limit our ongoing benefits expense in future periods. Our employee benefit costs were also lower due to a reduction in group health and dental and workers’ compensation resulting from a decrease in employee headcount and fewer claims per employee during 2020. As a result of these expense reductions, our employee benefit costs as a percent of salaries and wages decreased to 33.8% in 2020 from 36.4% in 2019.

We believe our active full-time employee count will increase as we continue to hire employees to balance our workforce with growing demand and shipment trends. Although we intend to hire additional employees in 2021 to further increase the capacity of our workforce, we expect to continue to purchase supplemental transportation until the capacity of our team can fully support our anticipated growth.

Operating supplies and expenses decreased $99.7 million, or 21.1%, in 2020 as compared to 2019, due primarily to a decrease in our costs for diesel fuel used in our vehicles. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 31.8% in 2020 as compared to 2019.  In addition, our gallons consumed decreased 4.5% in 2020 as compared to 2019 due to a decrease in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Other operating supplies and expenses improved as a percent of revenue between the periods compared as we efficiently maintained our fleet and managed our other variable operating expenses.

General supplies and expenses decreased $13.7 million, or 11.0%, in 2020 as compared to 2019, due primarily to lower advertising and marketing costs as we controlled our discretionary spending. We also benefited from lower travel-related expenses, due to travel restrictions imposed during the COVID-19 pandemic. While we will continue our discipline in controlling discretionary spending in 2021, we anticipate that certain costs that were reduced in 2020 will be restored in future periods.

Depreciation and amortization increased $7.6 million, or 3.0%, in 2020 as compared to 2019. While our 2020 capital expenditure plan was lower than in 2019, particularly with respect to revenue equipment and real estate, we believe depreciation expense will continue to increase in future periods as we maintain our focus on expanding capacity to support our anticipated growth and long-term strategic initiatives.

Our effective tax rate in 2020 was 25.4% as compared to 25.3% in 2019. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2020	2019
Cash and cash equivalents at beginning of year	$403,571	$190,282
Cash flows provided by (used in):
Operating activities	933,024	983,888
Investing activities	(551,663)	(473,639)
Financing activities	(383,502)	(296,960)
(Decrease) increase in cash and cash equivalents	(2,141)	213,289
Cash and cash equivalents at end of year	$401,430	$403,571

The change in our cash flows provided by operating activities during 2020 as compared to 2019 was impacted by an increase in our income taxes paid of $109.2 million and fluctuations in certain working capital accounts, which were partially offset by an increase in net income.

The changes in cash flows used in investing activities during 2020 as compared to 2019 was primarily due to purchases of short-term investments in 2020, partially offset by a reduction in capital expenditures as compared to 2019.  Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The changes in cash flows used in financing activities for all periods were due primarily to fluctuations in capital returned to shareholders and fluctuations in our long-term debt. Our financing arrangements are more fully described below under “Financing Agreements.” Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

We have five primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, short-term investments, available borrowings under our second amended and restated credit agreement (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement (the “Note Agreement”). Our Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed. While the ongoing COVID-19 pandemic creates some uncertainty for the domestic economy, we believe our current sources of liquidity will be sufficient to satisfy our planned capital expenditures and working capital needs.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2020	2019
Land and structures	$181,221	$250,387
Tractors	17,518	75,418
Trailers	2,151	88,115
Technology	11,925	30,424
Other equipment and assets	12,266	34,981
Less: Proceeds from sales	(3,690)	(5,686)
Total	$221,391	$473,639

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

We currently estimate capital expenditures will be approximately $605 million for the year ending December 31, 2021. Approximately $275 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $290 million is allocated for the purchase of tractors and trailers; and approximately $40 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, short-term investments and, if needed, borrowings available under our Credit Agreement, or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

During the years ended December 31, 2020 and 2019, we repurchased 2,507,885 and 2,403,336 shares of our common stock under our repurchase programs for an aggregate of $364.1 million and $241.0 million, respectively. As of December 31, 2020, we had $555.2 million remaining authorized under the 2020 Repurchase Program.

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

Our Board of Directors also declared quarterly cash dividends that totaled $0.60 per share for the year ended December 31, 2020 and quarterly cash dividends that totaled $0.45 per share for the year ended December 31, 2019.

Financing Agreements

Senior Note Agreements

We had an unsecured senior note agreement with a principal amount outstanding of $45.0 million at December 31, 2019 (the “Senior Note”). The agreement for the Senior Note called for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021, which was paid in the fourth quarter of 2020.

On May 4, 2020, we entered into the Note Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential. The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”), the proceeds of which are available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	December 31,
(In thousands)	2020	2019
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(42,134)	(48,915)
Available borrowing capacity	$207,866	$201,085

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2020.

The interest rate is fixed on the Note Agreement. Therefore, short-term exposure to fluctuations in interest rates is limited to our line of credit facility. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

We do not anticipate financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement and Note Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2020:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Series B Notes	$113,454	$3,100	$25,791	$43,522	$41,041
Operating lease obligations (2)	127,836	16,017	26,699	21,330	63,790
Purchase obligations and Other	52,459	27,245	24,266	948	—
Total	$293,749	$46,362	$76,756	$65,800	$104,831

(1)

Contractual obligations include principal and interest on our senior notes; operating leases consisting primarily of real estate and automotive leases; and purchase obligations relating to non-cancellable purchase orders for (i) equipment scheduled for delivery in 2021, and (ii) information technology agreements. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

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

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of claims for cargo loss and damage, Bodily Injury/Property Damage (“BIPD”), workers’ compensation, group health and dental. The related costs are charged to insurance and claims expense except for workers’ compensation, group health and dental, which are charged to employee benefits expense.

Insurers providing excess coverage above a company’s self-insured retention or deductible levels typically adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention and deductible levels to determine the most cost-efficient balance between our exposure and excess coverage.

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

Related Party Transactions

Family Relationships

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2020. Our employment agreement with David S. Congdon is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

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

We are also exposed to interest rate risk on our short-term investments. We maintain an investment portfolio principally composed of certificates of deposit, U.S. government securities, and commercial paper. At December 31, 2020, these investments totaled $330.3 million. These fixed rate securities are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these debt securities, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in market interest rates at December 31, 2020 would have had an immaterial impact on the fair value of these investments.

We are exposed to market risk for investments relating to certain assets held within the Company-owned life insurance contracts on certain current and former employees. The cash surrender value in life insurance contracts included on our Balance Sheets at December 31, 2020 and 2019 was $65.4 million and $59.0 million, respectively. The portion of underlying investments with exposure to market fluctuations was $51.2 million and $56.7 million at December 31, 2020 and 2019, respectively. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments on December 31, 2020. A 10% change in market value would have caused a $5.1 million and a $5.7 million impact on our pre-tax income in 2020 and 2019, respectively.

We are also exposed to commodity price risk related to diesel fuel prices, and we manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

For further discussion related to these risks, see Notes 1, 2 and 9 of the Notes to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$401,430	$403,571
Short-term investments	330,274	—
Customer receivables, less allowances of $8,979 and $8,866, respectively	444,653	397,579
Other receivables	9,569	10,586
Prepaid expenses and other current assets	57,413	55,098
Total current assets	1,243,339	866,834
Property and equipment:
Revenue equipment	1,885,649	1,898,999
Land and structures	2,218,290	2,039,937
Other fixed assets	475,264	482,425
Leasehold improvements	12,226	11,709
Total property and equipment	4,591,429	4,433,070
Less: Accumulated depreciation	(1,677,398)	(1,464,235)
Net property and equipment	2,914,031	2,968,835
Other assets	212,040	159,899
Total assets	$4,369,410	$3,995,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,511	$70,254
Compensation and benefits	191,303	192,524
Claims and insurance accruals	53,092	54,330
Other accrued liabilities	51,513	46,130
Income taxes payable	8,711	2,847
Total current liabilities	373,130	366,085
Long-term debt	99,931	45,000
Other non-current liabilities	349,851	241,802
Deferred income taxes	220,210	261,964
Total long-term liabilities	669,992	548,766
Total liabilities	1,043,122	914,851
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 280,000,000 shares authorized, 117,057,696 shares outstanding at December 31, 2020 and 140,000,000 shares authorized, 119,532,534 shares outstanding at December 31, 2019	11,706	11,953
Capital in excess of par value	226,451	218,462
Retained earnings	3,088,131	2,850,302
Total shareholders’ equity	3,326,288	3,080,717
Total liabilities and shareholders’ equity	$4,369,410	$3,995,568

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenue from operations	$4,015,129	$4,109,111	$4,043,695

Operating expenses:
Salaries, wages and benefits	2,053,894	2,122,464	2,075,602
Operating supplies and expenses	373,431	473,114	497,476
General supplies and expenses	110,279	123,975	119,180
Operating taxes and licenses	116,943	116,839	112,210
Insurance and claims	42,364	52,549	44,118
Communications and utilities	31,542	29,601	31,070
Depreciation and amortization	261,259	253,681	230,357
Purchased transportation	97,947	89,636	96,017
Miscellaneous expenses, net	20,588	28,546	20,614
Total operating expenses	3,108,247	3,290,405	3,226,644

Operating income	906,882	818,706	817,051

Non-operating expense (income):
Interest expense	2,782	377	189
Interest income	(1,830)	(6,763)	(3,113)
Other expense, net	4,566	1,143	4,462
Total non-operating expense (income)	5,518	(5,243)	1,538

Income before income taxes	901,364	823,949	815,513
Provision for income taxes	228,682	208,431	209,845
Net income	$672,682	$615,518	$605,668

Earnings per share:
Basic	$5.71	$5.11	$4.93
Diluted	$5.68	$5.10	$4.92

Weighted average shares outstanding:
Basic	117,737,180	120,414,218	122,885,346
Diluted	118,493,203	120,609,599	123,029,672

Dividends declared per share	$0.60	$0.45	$0.35

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2017	123,564	$12,356	$134,395	$2,130,103	$2,276,854
Net income	—	—	—	605,668	605,668
Share repurchases	(1,763)	(176)	—	(163,089)	(163,265)
Cash dividends declared	—	—	—	(42,594)	(42,594)
Share-based compensation and restricted share issuances, net of forfeitures	58	6	4,888	—	4,894
Taxes paid in exchange for shares withheld	(12)	(1)	(1,073)	—	(1,074)
Balance as of December 31, 2018	121,847	12,185	138,210	2,530,088	2,680,483
Net income	—	—	—	615,518	615,518
Share repurchases	(2,403)	(240)	—	(240,720)	(240,960)
Cash dividends declared	—	—	—	(54,584)	(54,584)
Reclassification of liability for modified equity awards	—	—	64,991	—	64,991
Share-based compensation and restricted share issuances, net of forfeitures	104	10	16,707	—	16,717
Taxes paid in exchange for shares withheld	(15)	(2)	(1,446)	—	(1,448)
Balance as of December 31, 2019	119,533	11,953	218,462	2,850,302	3,080,717
Net income	—	—	—	672,682	672,682
Share repurchases	(2,508)	(250)	—	(363,807)	(364,057)
Cash dividends declared	—	—	—	(71,046)	(71,046)
Cash paid for fractional shares	(5)	(1)	(611)	—	(612)
Share-based compensation and restricted share issuances, net of forfeitures	57	6	11,331	—	11,337
Taxes paid in exchange for shares withheld	(19)	(2)	(2,731)	—	(2,733)
Balance as of December 31, 2020	117,058	$11,706	$226,451	$3,088,131	$3,326,288

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$672,682	$615,518	$605,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,267	253,681	230,357
Noncash lease expense	11,963	11,066	—
Loss on disposal of property and equipment	736	6,066	477
Deferred income taxes	(41,011)	13,157	57,709
Share-based compensation	11,337	16,717	4,894
Changes in assets and liabilities:
Customer and other receivables, net	(49,045)	30,330	(34,666)
Prepaid expenses and other assets	(1,722)	(16,807)	(12,003)
Accounts payable	(1,743)	(8,264)	4,789
Compensation, benefits and other accrued liabilities	72,928	3,263	47,552
Claims and insurance accruals	(1,459)	5,297	8,142
Income taxes, net	8,750	32,612	(17,813)
Other liabilities	(11,659)	21,252	5,010
Net cash provided by operating activities	933,024	983,888	900,116

Cash flows from investing activities:
Purchase of property and equipment	(225,081)	(479,325)	(588,292)
Proceeds from sale of property and equipment	3,690	5,686	6,983
Purchase of short-term investments	(360,160)	—	—
Proceeds from maturities of short-term investments	29,988	—	—
Other investing activities, net	(100)	—	918
Net cash used in investing activities	(551,663)	(473,639)	(580,391)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	99,923	—	—
Principal payments under debt agreements	(45,000)	—	(50,000)
Dividends paid	(71,023)	(54,552)	(42,566)
Payments for share repurchases	(364,057)	(240,960)	(163,265)
Other financing activities, net	(3,345)	(1,448)	(1,074)
Net cash used in financing activities	(383,502)	(296,960)	(256,905)

(Decrease) increase in cash and cash equivalents	(2,141)	213,289	62,820
Cash and cash equivalents at beginning of year	403,571	190,282	127,462
Cash and cash equivalents at end of year	$401,430	$403,571	$190,282

Income taxes paid	$266,506	$157,290	$170,035
Interest paid	$5,686	$3,857	$4,525
Capitalized interest	$2,473	$3,128	$3,237

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are one of the largest North American less-than-truckload (“LTL”) motor carriers. We provide regional, inter-regional and national LTL services through a single integrated, union-free organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting.

We have one operating segment and no single customer exceeds 5% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2020	2019	2018
LTL services	$3,961,054	$4,055,467	$3,982,658
Other services	54,075	53,644	61,037
Total revenue	$4,015,129	$4,109,111	$4,043,695

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

Short-term Investments

The Company’s investments in certificates of deposit, U.S. government securities, and commercial paper with an original maturity of greater than three months have been classified and accounted for as trading securities, and are reported in “Short-term investments” on our Balance Sheet. These investments are measured at fair value each reporting period, with gains or losses recorded in “Non-operating expense (income)” on our Statement of Operations.

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

Depreciation expense was $261.3 million, $253.7 million and $230.4 million for 2020, 2019 and 2018, respectively.

Claims and Insurance Accruals

We carry a significant amount of insurance with third-party insurance carriers that provides various levels of protection for our risk exposure, including protection in the areas of property, casualty, cyber, management, and group health, with coverage limits and retention and deductible levels that we believe are reasonable given historical claim activity and severity.  We believe that our policy of maintaining self-insured retentions or deductibles under these various insurance programs for a portion of our risks, supported by our safety, claims management and loss prevention programs, is an effective means of managing insurance costs.  We periodically review our risk exposure and insurance coverage applicable to those risks and believe that we maintain sufficient insurance coverage.

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

Our liability for claims and insurance totaled $139.6 million and $141.1 million at December 31, 2020 and 2019, respectively. The long-term portions of those reserves were $86.5 million and $86.7 million for 2020 and 2019, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock, restricted stock, and performance-based restricted stock units which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense recognized for all share-based compensation awards, including cash settled phantom shares, was $14.3 million, $42.9 million and $10.7 million during 2020, 2019, and 2018, respectively. The total tax benefit recognized related to these awards was ($3.8) million, ($10.8) million and ($3.2) million during 2020, 2019, and 2018, respectively.

Cash settled phantom stock awards are accounted for as a liability under ASC Topic 718 and changes in the fair value of our liability are recognized as compensation cost over the remaining requisite service period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period and the compensation cost is based on the change in fair market value for each reporting period.

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

Awards of restricted stock and performance-based restricted stock units are accounted for as equity under ASC Topic 718. We recognize compensation cost, net of estimated forfeitures, for restricted stock awards on a straight-line basis over the requisite service period of each award. Compensation cost for performance-based restricted stock unit awards is recognized using the accelerated attribution method over the requisite service period of each award. At the end of each reporting period, we reassess the probability of achieving performance targets and changes to our initial assessment are reflected in the reporting period in which the change in estimate occurs.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $19.0 million, $28.3 million and $28.2 million for 2020, 2019 and 2018, respectively.

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

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect this stock split. Split-adjusted per-share metrics may not recalculate precisely due to rounding.

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

Our short-term investments and our long-term debt, including current maturities, are measured at fair value on a recurring basis, and are further described in Note 9. Our other financial securities in current assets and current liabilities approximate their fair value due to the short-term maturities of these instruments.

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020, as of which date $21.5 million remained authorized under the prior program. Under the 2020 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. As of December 31, 2020, we had $555.2 million remaining authorized under the 2020 Repurchase Program.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Statements” (Topic 326). This ASU modified the methodology for establishing a provision against financial assets, including customer receivables, to include an expected future performance component.  We adopted ASU 2016-13 on January 1, 2020. The adoption did not have a material impact to our financial position, results of operations, or cash flow.

Note 2. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

	December 31,
(In thousands)	2020	2019
Senior notes	$99,931	$45,000
Revolving credit facility	—	—
Total long-term debt	99,931	45,000
Less: Current maturities	—	—
Total maturities due after one year	$99,931	$45,000

Senior Note Agreements

We had an unsecured senior note agreement with a principal amount outstanding of $45.0 million at December 31, 2019 (the “Senior Note”). The agreement for the Senior Note called for a scheduled principal payment of $45.0 million, with an interest rate of 4.79%, on January 3, 2021, which was paid in the fourth quarter of 2020.

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (the “Note Agreement”). The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”), the proceeds of which are available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

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

There were $42.1 million and $48.9 million of outstanding letters of credit at December 31, 2020 and 2019, respectively.

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment).

Note 3. Leases

We lease certain assets under operating leases, which at December 31, 2020 primarily consist of real estate leases for 27 of our 244 service center locations and automotive leases for private passenger vehicles. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

The right-of-use assets and corresponding lease liabilities on our Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options begin in 2021 and continue through 2033, and range from one to ten years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets, or corresponding lease liabilities.

Of our total lease liabilities, $13.0 million and $10.4 million are classified as current and are presented within “Other accrued liabilities,” and $93.3 million and $56.1 million are classified as non-current and is presented within “Other non-current liabilities,” on our Balance Sheet as of December 31, 2020 and 2019, respectively. Our right-of-use assets totaled $104.4 million and $65.3 million and are presented within “Other assets,” which is classified as long-term, on our Balance Sheet as of December 31, 2020 and 2019, respectively.

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of December 31, 2020, are as follows:

(In thousands)	Lease Payments (a)
2021	$16,017
2022	14,011
2023	12,688
2024	11,278
2025	10,052
Thereafter	63,790
Total lease payments	$127,836
Less: imputed interest	(21,519)
Total lease liabilities	$106,317

(a) Lease payments include lease extensions that are reasonably certain to be exercised

The weighted average lease term for our operating leases was 9.4 years at each of December 31, 2020 and 2019, respectively. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 3.1% and 4.0% as of December 31, 2020 and 2019, respectively.

Cash paid for amounts included in the measurement of our operating leases was $14.5 million and $14.3 million for the years ended December 31, 2020 and 2019, respectively. Aggregate expense under operating leases was $16.0 million, $14.7 million and $12.6 million for 2020, 2019 and 2018, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset. During the years ended December 31, 2020 and 2019, we added $51.1 million and $8.3 million of right-of-use assets, respectively, in exchange for new operating lease liabilities.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$216,469	$152,836	$113,491
State	53,224	42,438	38,647
	269,693	195,274	152,138
Deferred:
Federal	(35,372)	12,013	49,125
State	(5,639)	1,144	8,582
	(41,011)	13,157	57,707
Total provision for income taxes	$228,682	$208,431	$209,845

     The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Tax provision at statutory rate	$189,287	$173,029	$171,258
State income taxes, net of federal benefit	39,098	35,507	36,396
Other, net	297	(105)	2,191
Total provision for income taxes	$228,682	$208,431	$209,845

Deferred tax assets and liabilities, which are included in “Other assets” and “Deferred income taxes” on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Claims and insurance reserves	$28,863	$28,390
Accrued vacation	15,867	17,642
Deferred compensation	43,134	42,417
Other	29,451	11,843
Total deferred tax assets	117,315	100,292

Deferred tax liabilities:
Depreciation and amortization	(330,751)	(354,762)
Other	(3,640)	(3,617)
Total deferred tax liabilities	(334,391)	(358,379)
Net deferred tax liability	$(217,076)	$(258,087)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2017 through 2020. We also remain open to examination by various state tax jurisdictions for tax years 2016 through 2020.

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2020 and 2019. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

Each of Earl E. Congdon, David S. Congdon and John R. Congdon, Jr. are related to one another and served in various management positions and/or on our Board of Directors during 2020. Our employment agreement with David S. Congdon is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Full-time employees meeting certain eligibility requirements are automatically enrolled in our 401(k) employee retirement plan. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2020, 2019 and 2018 were $65.4 million, $60.4 million and $59.8 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $84.2 million and $75.4 million at December 31, 2020 and 2019, respectively, of which $79.1 million and $71.4 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2020 and 2019, respectively.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Weighted average shares outstanding - basic	117,737,180	120,414,218	122,885,346
Dilutive effect of share-based awards	756,023	195,381	144,326
Weighted average shares outstanding - diluted	118,493,203	120,609,599	123,029,672

Note 8. Share-Based Compensation

Stock Incentive Plan

On May 19, 2016, our shareholders approved the Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (the “Stock Incentive Plan”) previously approved by our Board of Directors. The Stock Incentive Plan, under which awards may be granted until May 18, 2026 or the Stock Incentive Plan’s earlier termination, serves as our primary equity incentive plan and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards or dividend equivalent awards to selected employees and non-employee directors. The maximum number of shares of common stock that we may issue or deliver pursuant to awards granted under the Stock Incentive Plan is 3,000,000 shares.

Restricted Stock Awards

During 2020, 2019 and 2018, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards generally vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	163,723	$90.65
Granted	75,638	149.38
Vested	(80,349)	85.68
Forfeited	(19,149)	117.86
Unvested at December 31, 2020	139,863	$121.53

The weighted average grant date fair value per restricted stock award granted during fiscal years 2020, 2019 and 2018 was $149.38, $96.59 and $91.85, respectively. The total fair value of vested restricted stock awards for fiscal year 2020, 2019 and 2018 was $11.9 million, $7.3 million and $6.2 million, respectively.  At December 31, 2020, the Company had $9.9 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.7 years.

Performance-Based Restricted Stock Units

During 2020 and 2019, we granted performance-based restricted stock units (“PBRSUs”) to selected employees under the Stock Incentive Plan. The PBRSUs are earned based on the achievement of stated Company performance metrics over a one-year performance period.  One-third of the earned PBRSUs vest following the end of the one-year performance period if the performance metrics are satisfied, with an additional one-third of the PBRSUs vesting on each of the next two grant date anniversaries. Earned PBRSUs are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested PBRSUs are generally forfeited if minimum threshold performance targets are not achieved or upon termination of employment. The PBRSUs do not include dividend participation rights.

Compensation cost for PBRSUs is measured at the grant date based on the fair market value per share of our common stock, with consideration given to the probability of achieving performance targets. At the end of each reporting period, we reassess the probability of achieving performance targets and changes to our initial assessment are reflected in the reporting period in which the change in estimate occurs. All PBRSUs granted in 2019 were forfeited as the performance metrics were not met.

The following table summarizes our activity for PBRSUs for employees during 2020:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2020	—	$—
Granted (a)	31,072	146.29
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2020	31,072	$146.29

(a) Amount represents PBRSUs granted at target. PBRSUs earned may range from zero to 200% of the target award. Actual PBRSUs earned for the 2020 performance period, as determined by the Compensation Committee, were equal to the target amount.

At December 31, 2020, the Company had $1.9 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested PBRSUs that are expected to be recognized over a weighted average period of 2.1 years.

Phantom Stock Plan

Employee Plans

On October 30, 2012, our Board of Directors approved, and we adopted the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan, as amended on January 29, 2015 and December 16, 2019 (the “2012 Phantom Stock Plan”). Under the 2012 Phantom Stock Plan, 1,500,000 shares of phantom stock may be awarded, each of which represents a contractual right to receive an amount in cash or common stock equal to the fair market value of a share of our common stock on the settlement date, which is the earliest of the date of the participant’s (i) termination of employment for any reason other than for cause, (ii) death or (iii) total disability. Each award vests in 20% increments on the anniversary of the grant date provided that the participant (i) has been continuously employed by us since the grant date, (ii) has been continuously employed by us for ten years, and (iii) has reached the age of 65 (with respect to the cash settlement option). Vesting also occurs on the earliest of (i) a change in control, (ii) death or (iii) total disability. Awards are settled in cash or common stock after the required vesting period has been satisfied and upon termination of employment. Unvested shares are forfeited upon termination of employment, although our Board of Directors has authority to modify and/or accelerate the vesting of awards.

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

Accounting Impact

Modified awards are accounted for as equity awards rather than liability awards under ASC Topic 718, Compensation - Stock Compensation, as they are settled in common stock rather than cash.   In December 2019, awards for 613,996 employee and director phantom shares were modified to settle in shares of the Company’s common stock. These modified awards have a weighted average grant date fair value per share of $120.41.

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2020 for the Phantom Plans is provided below:

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2019	637,755	81,106	718,861
Granted	—	—	—
Settled	(104,865)	—	(104,865)
Forfeited	—	—	—
Balance of shares outstanding at December 31, 2020	532,890	81,106	613,996

All phantom shares outstanding at December 31, 2020 relate to modified awards. Of these outstanding awards, 600,719  phantom shares were vested at December 31, 2020 with a weighted average grant date fair value per share of $120.56. The remaining phantom shares are unvested and have a weighted average grant date fair value per share of $113.65. There were no unsettled phantom stock awards accounted for as a liability under the Phantom Plans as of December 31, 2020.

While the Stock Incentive Plan currently serves as our primary equity plan, the terms of the Phantom Stock Plans and related award agreements will continue to govern all awards granted under the Phantom Stock Plans until such awards have been settled, forfeited, canceled or have otherwise expired or terminated.

Note 9. Fair Value Measurements

Short-term investments

A summary of the fair value of our short-term investments as of December 31, 2020 is shown in the table below.

	December 31, 2020	Level 1	Level 2	Level 3
Certificates of deposit	$75,032	$—	$75,032	$—
U.S. government securities	125,379	125,379	—	—
Commercial paper	129,863	—	129,863	—
Total	$330,274	$125,379	$204,895	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term debt

The carrying value of our total long-term debt, including current maturities, was $99.9 million and $45.0 million at December 31, 2020 and 2019, respectively. The estimated fair value of our total long-term debt, including current maturities, was $105.4 million and $46.1 million at December 31, 2020 and 2019, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

Note 10. Commitments and Contingencies

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, as well as the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

The liability for claims and insurance totaled $139.6 million at December 31, 2020, and the majority of this amount represents the self-insurance reserves for BIPD and workers’ compensation claims. The long-term portion of this liability was $86.5 million, which was included in “Other non-current liabilities”, and the remainder was included in “Claims and insurance accruals” on the Company’s Balance Sheet.

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

February 24, 2021

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2020, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 24, 2021, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2021 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2021 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2021 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2021 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2021 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2020 and December 31, 2019

Statements of Operations – Years ended December 31, 2020, December 31, 2019 and December 31, 2018

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2020, December 31, 2019 and December 31, 2018

Statements of Cash Flows – Years ended December 31, 2020, December 31, 2019 and December 31, 2018

Notes to the Financial Statements

(a)(2)  Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2018	$3,488	$3,846	$3,702	$3,632
2019	$3,632	$2,113	$2,248	$3,497
2020	$3,497	$3,248	$2,650	$4,095

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

FOR YEAR ENDED DECEMBER 31, 2020

Exhibit No.	Description

3.1.1

Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.1.3

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020)

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013)

4.1

Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018)

4.11

Note Purchase Agreement among Old Dominion Freight Line, Inc. and the Purchasers set forth in Schedule A thereto, dated as of January 3, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on January 6, 2011)

4.13

Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, as Administrative Agent; the Lenders named therein; and Old Dominion Freight Line, Inc., dated December 15, 2015 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 21, 2015)

4.15

Description of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

4.16

Note Purchase and Private Shelf Agreement among Old Dominion Freight Line, Inc., PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., as purchasers, dated as of May 4, 2020 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020)

10.17.8*

Amended and Restated Employment Agreement between Old Dominion Freight Line, Inc. and David S. Congdon, effective as of June 1, 2008 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on June 3, 2008)

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

Exhibit No.	Description

10.18.4*

Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.7*

Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.9*

2014 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective February 20, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.12*

Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

10.18.13*

Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019)) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

10.18.14*

Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2020 Annual Meeting of Shareholders (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

10.19.1*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005)

10.19.3*

Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.19.4*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.19.7*

2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

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

Exhibit No.	Description

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 24, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2020 and 2019, (ii) the Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (iv) the Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) the Notes to the Financial Statements

Exhibit No.	Description

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 24, 2021	By:	/s/ GREG C. GANTT
Greg C. Gantt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 24, 2021
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 24, 2021
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 24, 2021
John R. Congdon, Jr.

/s/ BRADLEY R. GABOSCH	Director	February 24, 2021
Bradley R. Gabosch

/s/ PATRICK D. HANLEY	Director	February 24, 2021
Patrick D. Hanley

/s/ JOHN D. KASARDA	Director	February 24, 2021
John D. Kasarda

/s/ WENDY T. STALLINGS	Director	February 24, 2021
Wendy T. Stallings

/s/ LEO H. SUGGS	Director	February 24, 2021
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 24, 2021
D. Michael Wray
/s/ GREG C. GANTT	President, Chief Executive Officer and Director	February 24, 2021
Greg C. Gantt	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 24, 2021
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ KIMBERLY S. MAREADY	Vice President – Accounting and Finance	February 24, 2021
Kimberly S. Maready	(Principal Accounting Officer)