Form 10-Q
period 2021-03-31
OLD DOMINION FREIGHT LINE, INC.
filed 2021-05-04
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021 there were 115,964,663 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2021	December 31,
(In thousands, except share and per share data)	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$351,900	$401,430
Short-term investments	310,193	330,274
Customer receivables, less allowances of $9,498 and $8,979, respectively	496,125	444,653
Other receivables	9,553	9,569
Prepaid expenses and other current assets	55,490	57,413
Total current assets	1,223,261	1,243,339

Property and equipment:
Revenue equipment	1,894,361	1,885,649
Land and structures	2,254,491	2,218,290
Other fixed assets	481,364	475,264
Leasehold improvements	12,975	12,226
Total property and equipment	4,643,191	4,591,429
Accumulated depreciation	(1,735,519)	(1,677,398)
Net property and equipment	2,907,672	2,914,031

Other assets	220,930	212,040
Total assets	$4,351,863	$4,369,410

Note: The Condensed Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2021	December 31,
(In thousands, except share and per share data)	(Unaudited)	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,452	$68,511
Compensation and benefits	209,143	191,303
Claims and insurance accruals	54,304	53,092
Other accrued liabilities	87,019	51,513
Income taxes payable	74,944	8,711
Total current liabilities	513,862	373,130

Long-term liabilities:
Long-term debt	99,935	99,931
Other non-current liabilities	325,939	349,851
Deferred income taxes	220,210	220,210
Total long-term liabilities	646,084	669,992
Total liabilities	1,159,946	1,043,122

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 115,964,663 and 117,057,696 shares outstanding at March 31, 2021 and December 31, 2020, respectively	11,596	11,706
Capital in excess of par value	156,126	226,451
Retained earnings	3,024,195	3,088,131
Total shareholders’ equity	3,191,917	3,326,288
Total liabilities and shareholders’ equity	$4,351,863	$4,369,410

Note: The Condensed Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2021	2020
Revenue from operations	$1,126,515	$987,364

Operating expenses:
Salaries, wages and benefits	545,659	524,483
Operating supplies and expenses	124,156	107,693
General supplies and expenses	31,168	33,608
Operating taxes and licenses	31,266	29,314
Insurance and claims	12,922	9,850
Communications and utilities	8,196	8,191
Depreciation and amortization	63,987	65,435
Purchased transportation	34,714	20,800
Miscellaneous expenses, net	4,790	4,820
Total operating expenses	856,858	804,194

Operating income	269,657	183,170

Non-operating expense (income):
Interest expense	507	100
Interest income	(286)	(1,248)
Other expense, net	128	3,617
Total non-operating expense	349	2,469

Income before income taxes	269,308	180,701

Provision for income taxes	69,949	47,524

Net income	$199,359	$133,177

Earnings per share:
Basic	$1.71	$1.12
Diluted	$1.70	$1.11

Weighted average shares outstanding:
Basic	116,497,893	119,050,174
Diluted	117,255,740	119,805,572

Dividends declared per share	$0.20	$0.15

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Common stock:
Beginning balance	$11,706	$11,953
Share repurchases	(113)	(143)
Share-based compensation and share issuances	5	6
Taxes paid in exchange for shares withheld	(2)	(2)
Cash paid for fractional shares	—	(1)
Ending balance	11,596	11,813

Capital in excess of par value:
Beginning balance	226,451	218,462
Share-based compensation and share issuances	2,964	2,067
Taxes paid in exchange for shares withheld	(4,539)	(2,731)
Forward contract for accelerated share repurchases	(68,750)	—
Cash paid for fractional shares	—	(611)
Ending balance	156,126	217,187

Retained earnings:
Beginning balance	3,088,131	2,850,302
Share repurchases	(240,102)	(178,151)
Cash dividends declared	(23,193)	(18,279)
Net income	199,359	133,177
Ending balance	3,024,195	2,787,049

Total shareholders' equity	$3,191,917	$3,016,049

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$199,359	$133,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,991	65,435
Loss on disposal of property and equipment	603	78
Other operating activities, net	6,124	4,845
Changes in operating assets and liabilities, net	40,231	483
Net cash provided by operating activities	310,308	204,018

Cash flows from investing activities:
Purchase of property and equipment	(50,953)	(52,211)
Proceeds from sale of property and equipment	7,656	1,543
Purchase of short-term investments	(89,965)	—
Proceeds from maturities of short-term investments	110,190	—
Net cash used in investing activities	(23,072)	(50,668)

Cash flows from financing activities:
Payments for share repurchases	(240,215)	(178,294)
Forward contract for accelerated share repurchases	(68,750)	—
Dividends paid	(23,232)	(18,310)
Other financing activities, net	(4,569)	(3,345)
Net cash used in financing activities	(336,766)	(199,949)

Decrease in cash and cash equivalents	(49,530)	(46,599)
Cash and cash equivalents at beginning of period	401,430	403,571
Cash and cash equivalents at end of period	$351,900	$356,972

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

	Three Months Ended
	March 31,
(In thousands)	2021	2020
LTL services	$1,109,621	$974,431
Other services	16,894	12,933
Total revenue from operations	$1,126,515	$987,364

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2021.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2020, other than those disclosed in this Form 10-Q.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. Under the 2020 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On February 25, 2021, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution as part of our 2020 Repurchase Program. Under the ASR Agreement, we paid the third-party financial institution $275.0 million and received an initial delivery of 960,330 shares of our common stock for $206.3 million, representing approximately 75% of the total value of shares to be received by us under the ASR Agreement. The remaining shares are expected to settle during the third quarter of 2021, but may settle earlier in certain circumstances. At final settlement, we may receive additional shares of our common stock, or, under certain circumstances, we may be required to provide the third-party financial institution additional shares or may elect to make a cash payment to the third-party financial institution as part of the final settlement. The total shares repurchased will be based on the daily volume-weighted average share price of our common stock during the term of the ASR Agreement, less a negotiated discount.

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

During the three months ended March 31, 2021, we repurchased 1,127,032 shares of our common stock for $240.2 million under our repurchase program, including shares repurchased under the ASR Agreement. As of March 31, 2021, we had $315.0 million remaining authorized under the 2020 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
Weighted average shares outstanding - basic	116,497,893	119,050,174
Dilutive effect of share-based awards	757,847	755,398
Weighted average shares outstanding - diluted	117,255,740	119,805,572

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Senior notes	$99,935	$99,931
Revolving credit facility	—	—
Total long-term debt	99,935	99,931
Less: Current maturities	—	—
Total maturities due after one year	$99,935	$99,931

Senior Note Agreement

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our Credit Agreement or Note Agreement.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR (including applicable successor provisions) plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 0.000% to 0.375%. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.100% to 0.175% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.100%.

There were $40.4 million and $42.1 million of outstanding letters of credit at March 31, 2021 and December 31, 2020, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of March 31, 2021 is shown in the table below.

(In thousands)	Total	Level 1	Level 2	Level 3
Certificates of deposit	$65,059	$—	$65,059	$—
U.S. government securities	100,209	100,209	—	—
Commercial paper	144,925	—	144,925	—
Total	$310,193	$100,209	$209,984	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term Debt

The carrying value of our total long-term debt was $99.9 million at March 31, 2021 and December 31, 2020. The estimated fair value of our total long-term debt was $104.7 million and $105.4 million at March 31, 2021 and December 31, 2020, respectively. The fair value measurement of our senior note was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2021	2020
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	48.4	53.1
Operating supplies and expenses	11.0	10.9
General supplies and expenses	2.8	3.4
Operating taxes and licenses	2.8	3.0
Insurance and claims	1.2	1.0
Communications and utilities	0.7	0.8
Depreciation and amortization	5.7	6.6
Purchased transportation	3.1	2.1
Miscellaneous expenses, net	0.4	0.5
Total operating expenses	76.1	81.4

Operating income	23.9	18.6

Interest (income) expense, net	0.0	(0.1)
Other expense, net	0.0	0.4

Income before income taxes	23.9	18.3

Provision for income taxes	6.2	4.8

Net income	17.7%	13.5%

Key financial and operating metrics for the three-month periods ended March 31, 2021 and 2020 are presented below:

	Three Months Ended
	March 31,
	2021	2020	% Change
Work days	63	64	(1.6)%
Revenue (in thousands)	$1,126,515	$987,364	14.1%
Operating ratio	76.1%	81.4%
Net income (in thousands)	$199,359	$133,177	49.7%
Diluted earnings per share	$1.70	$1.11	53.2%
LTL tons (in thousands)	2,332	2,153	8.3%
LTL tonnage per day	37,010	33,641	10.0%
LTL shipments (in thousands)	2,904	2,716	6.9%
LTL shipments per day	46,090	42,438	8.6%
LTL weight per shipment (lbs.)	1,606	1,586	1.3%
LTL revenue per hundredweight	$23.96	$22.68	5.6%
LTL revenue per shipment	$384.76	$359.64	7.0%
Average length of haul (miles)	928	919	1.0%

Our financial results for the first quarter of 2021 reflect strong profitable growth that included double-digit increases in revenue, net income, and diluted earnings per share compared to the same period last year. We believe the increase in our revenue for the first quarter to $1.1 billion was driven by higher demand for our industry-leading service and an improving domestic economy. The quality of our service has also continued to support an improvement in yield. The increases in volumes and yield, combined with our continued focus on controlling our discretionary spending, led to a first-quarter Company record operating ratio of 76.1%. With improvements in revenue and margins, we increased net income and earnings per diluted share by 49.7% and 53.2%, respectively, for the first quarter of 2021 as compared to the same quarter last year.

Revenue

Revenue increased $139.2 million, or 14.1%, during the first quarter of 2021 as compared to the first quarter of 2020, due primarily to increases in LTL tons and LTL revenue per hundredweight. The increase in LTL tons during the first quarter of 2021 was due to higher LTL shipments and LTL weight per shipment as compared to the same quarter last year. We believe these increases were driven by the improving domestic economy and growth in our market share resulting from increased demand for the superior service that we provide to our customers.

LTL revenue per hundredweight increased 5.6% in the first quarter of 2021 as compared to the first quarter of 2020. We believe the increase was driven by our ongoing commitment to our long-term yield management strategy, which is focused on obtaining price increases necessary to offset our cost inflation and support our regular investments in capacity and technology. As a percent of revenue, fuel surcharges remained consistent between the periods compared at 12.2%.

April 2021 Update

Revenue per day increased 51.9% in April 2021 compared to the same month last year. LTL tons per day increased 31.1%, due primarily to a 39.5% increase in LTL shipments per day that was partially offset by a 6.0% decrease in LTL weight per shipment. While our revenue and volumes continued to be strong in April 2021, the changes in these operating metrics include the prior year impact of the various stay-at-home and similar orders issued throughout the country last year in response to the COVID-19 pandemic. LTL revenue per hundredweight increased approximately 15.7% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased approximately 12.0% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $21.2 million, or 4.0%, in the first quarter of 2021 as compared to the first quarter of 2020, due primarily to a $13.6 million increase in salaries and wages and a $7.6 million increase in employee benefit costs.

The $13.6 million, or 3.4% increase in the costs attributable to salaries and wages, was primarily due to the 2.7% increase in the average number of full-time employees compared to the prior-year quarter. We believe our full-time employee count will increase as we continue to hire employees to balance our workforce with growing demand and shipment trends. Salaries and wages also increased as a result of an annual wage increase provided to our employees in September 2020, as well as higher performance-based compensation associated with our improving financial results.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 26.3% in the first quarter of 2021 as compared to 29.1% the same quarter last year. We increased the efficiency of our operations with improvements in our linehaul laden load average and P&D shipments per hour. Our productive labor costs for the first quarter of 2020 also included the impact of a $10.1 million special cash bonus paid to eligible non-executive employees in March 2020. Our other salaries and wages as a percent of revenue also decreased slightly to 10.0% in the first quarter of 2021 as compared to 11.1% in the first quarter of 2020.

The increase in our employee benefit costs of $7.6 million in the first quarter of 2021 was primarily due to an increase in the costs of certain retirement benefits directly linked to net income. As a result, our employee benefits costs, as a percent of salaries and wages, increased to 33.2% in the first quarter of 2021 from 32.4% in the first quarter of 2020.

Operating supplies and expenses increased $16.5 million, or 15.3%, in the first quarter of 2021 as compared to the first quarter of 2020, due primarily to an increase in our costs for diesel fuel used in our vehicles. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 10.5% in the first quarter of 2021 as compared to the first quarter of 2020. In addition, our gallons consumed increased 3.8% in the first quarter of 2021 as compared to the first quarter of 2020 due to a 2.7% increase in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses remained consistent as a percent of revenue between the periods compared.

Depreciation and amortization costs decreased slightly in the first quarter of 2021 as compared to the first quarter of 2020, due primarily to a decrease in the total number of tractors and trailers during 2020 as we balanced our fleet with volumes. These costs decreased to 5.7% of revenue from 6.6% of revenue in the first quarter of 2020 due primarily to the operating leverage created by our revenue growth. We believe deprecation costs will increase in future periods based on our 2021 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense increased $13.9 million, or 66.9%, in the first quarter of 2021 as compared to the first quarter of 2020. The increase in purchased transportation expense is due to our greater use of third-party transportation providers in our domestic linehaul network to supplement our workforce as demand for our services increased. We expect to continue to purchase supplemental transportation until the capacity of our team can fully support our anticipated growth.

Our effective tax rate for the first quarter of 2021 was 26.0% as compared to 26.3% in the first quarter of 2020. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cash and cash equivalents at beginning of period	$401,430	$403,571
Cash flows provided by (used in):
Operating activities	310,308	204,018
Investing activities	(23,072)	(50,668)
Financing activities	(336,766)	(199,949)
Decrease in cash and cash equivalents	(49,530)	(46,599)
Cash and cash equivalents at end of period	$351,900	$356,972

The change in our cash flows provided by operating activities during the first quarter of 2021 as compared to the first quarter of 2020 was due to an increase in net income of $66.2 million and fluctuations in certain working capital accounts.

The change in our cash flows used in investing activities during the first quarter of 2021 was primarily due to maturities of our short-term investments, in excess of purchases, as compared to the first quarter of 2020.

The change in our cash flows used in financing activities during the first quarter of 2021 as compared to the first quarter of 2020 was due primarily to increased payments under our share repurchase programs, as well as an increase in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”.

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the three-month period ended March 31, 2021 and the years ended December 31, 2020 and 2019:

	March 31,	December 31,
(In thousands)	2021	2020	2019
Land and structures	$29,282	$181,221	$250,387
Tractors	2,622	17,518	75,418
Trailers	12,471	2,151	88,115
Technology	4,111	11,925	30,424
Other equipment and assets	2,467	12,266	34,981
Proceeds from sales	(7,656)	(3,690)	(5,686)
Total	$43,297	$221,391	$473,639

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

We currently estimate capital expenditures will be approximately $605 million for the year ending December 31, 2021. Approximately $275 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $290 million is allocated for the purchase of tractors and trailers; and approximately $40 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, short-term investments and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. Under the 2020 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Dividends to Shareholders

Our Board of Directors also declared a cash dividend of $0.20 per share for the first quarter of 2021 and declared a cash dividend of $0.15 per share for each quarter of 2020.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, short-term investments, and, if needed, borrowings under our Credit Agreement and Note Agreement.

Financing Arrangements

Senior Note Agreement

On May 4, 2020, we entered into the Note Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential. The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”) on May 4, 2020, the proceeds of which are available for capital expenditures, share repurchases, dividends, acquisitions, or general corporate purposes. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear an annual interest rate of 3.10% and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our Credit Agreement and Note Agreement.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) LIBOR (including applicable successor provisions) plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 1.000% to 1.375%; or (ii)

a Base Rate, as defined in the Credit Agreement, plus an applicable margin (based on our ratio of net debt-to-total capitalization) that ranges from 0.000% to 0.375%. Letter of credit fees equal to the applicable margin for LIBOR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.100% to 0.175% (based upon the ratio of net debt-to-total capitalization) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.100%.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2021	2020
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(40,393)	(42,134)
Available borrowing capacity	$209,607	$207,866

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2021.

The interest rate is fixed on the Note Agreement. Therefore, short-term exposure to fluctuations in interest rates is limited to our Credit Agreement. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

We do not anticipate financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement and Note Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2020 that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following, many of which are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the current COVID-19 pandemic:

•	the challenges associated with executing our growth strategy, and developing, marketing and consistently delivering high-quality services that meet customer expectations;
•	various risks related to public health epidemics, pandemics and similar outbreaks;
•	changes in our relationships with significant customers;
•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation and healthcare, increased self-insured retention or deductible levels or premiums for insurance coverage, and claims in excess of insured coverage levels;

•	the availability and cost of new equipment, including regulatory changes and supply constraints that could impact the cost of these assets;
•

the availability and price of diesel fuel and our ability to collect fuel surcharges and the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for diesel fuel and other petroleum-based products;

•	seasonal trends in the LTL industry, including harsh weather conditions and disasters;
•	the availability and cost of capital for our significant ongoing cash requirements;
•	decreases in demand for, and the value of, used equipment;
•	our ability to successfully consummate and integrate acquisitions;
•	the costs and potential liabilities related to our international business relationships;
•	the costs and potential adverse impact of compliance with anti-terrorism measures on our business;
•	the competitive environment with respect to our industry, including pricing pressures;
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
•

increases in driver and maintenance technician compensation or difficulties attracting and retaining qualified drivers and maintenance technicians to meet freight demand and maintain our customer relationships;

•	our ability to retain our key employees and continue to effectively execute our succession plan;

•

potential costs and liabilities associated with cyber incidents and other risks with respect to our information technology systems or those of our third-party service providers, including system failure, security breach, disruption by malware or ransomware or other damage;

•	the failure to adapt to new technologies implemented by our competitors in the LTL and transportation industry, which could negatively affect our ability to compete;
•

failure to keep pace with developments in technology, any disruption to our technology infrastructure, or failures of essential services upon which our technology platforms rely, which could cause us to incur costs or result in a loss of business;

•

the Compliance, Safety, Accountability initiative of the Federal Motor Carrier Safety Administration (“FMCSA”) could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships;

•	the costs and potential adverse impact of compliance with, or violations of, current and future rules issued by the Department of Transportation, the FMCSA and other regulatory agencies;
•	the costs and potential liabilities related to compliance with, or violations of, existing or future governmental laws and regulations, including environmental laws;
•	the effects of legal, regulatory or market responses to climate change concerns;
•	the costs associated with healthcare legislation or rising healthcare costs;
•	the costs and potential liabilities related to litigation and governmental proceedings, inquiries, notices or investigations;
•	the impact of changes in tax laws, rates, guidance and interpretations;
•	the concentration of our stock ownership with the Congdon family;
•	the ability or the failure to declare future cash dividends;
•	fluctuations in the amount and frequency of our stock repurchases;
•	volatility in the market value of our common stock;
•	the impact of certain provisions in our articles of incorporation, bylaws, and Virginia law that could discourage, delay or prevent a change in control of us or a change in our management; and
•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. The following matter is disclosed in accordance with that requirement. We do not believe that any possible loss that may be incurred in connection with the matter will be material to our financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2021:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2021	92,129	$201.64	92,129	$536,656,612
February 1 - 28, 2021 (1)	93,694	$207.38	72,276	$521,768,001
March 1 - 31, 2021 (2)	962,627	$214.78	962,627	$315,018,030
Total	1,148,450	$213.12	1,127,032
(1)

This amount includes 21,418 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee equity awards granted under our Stock Incentive Plan.

(2)

The total number of shares purchased includes the initial delivery of 960,330 shares of our common stock under an accelerated share repurchase agreement (the “ASR Agreement”), representing approximately 75% of the total value of shares to be received by us under the ASR Agreement. The remaining shares are expected to settle during the third quarter of 2021, but may settle earlier in certain circumstances. The total number of shares repurchased and the related cost per share will be based on the daily volume-weighted average share price of our common stock during the term of the ASR Agreement, less a negotiated discount.

On May 1, 2020, we announced that our Board of Directors had approved a new two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. Under the 2020 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 4, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Condensed Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 4, 2021	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 4, 2021	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)