Form 10-Q
period 2021-06-30
OLD DOMINION FREIGHT LINE, INC.
filed 2021-08-05
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 3, 2021 there were 115,810,083 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2021	December 31,
(In thousands, except share and per share data)	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$484,204	$401,430
Short-term investments	165,254	330,274
Customer receivables, less allowances of $9,915 and $8,979, respectively	548,749	444,653
Other receivables	51,307	9,569
Prepaid expenses and other current assets	61,601	57,413
Total current assets	1,311,115	1,243,339

Property and equipment:
Revenue equipment	1,991,845	1,885,649
Land and structures	2,297,101	2,218,290
Other fixed assets	493,870	475,264
Leasehold improvements	12,904	12,226
Total property and equipment	4,795,720	4,591,429
Accumulated depreciation	(1,796,993)	(1,677,398)
Net property and equipment	2,998,727	2,914,031

Other assets	224,604	212,040
Total assets	$4,534,446	$4,369,410

Note: The Condensed Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2021	December 31,
(In thousands, except share and per share data)	(Unaudited)	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,956	$68,511
Compensation and benefits	245,762	191,303
Claims and insurance accruals	55,620	53,092
Other accrued liabilities	89,680	51,513
Income taxes payable	—	8,711
Total current liabilities	482,018	373,130

Long-term liabilities:
Long-term debt	99,939	99,931
Other non-current liabilities	329,901	349,851
Deferred income taxes	220,210	220,210
Total long-term liabilities	650,050	669,992
Total liabilities	1,132,068	1,043,122

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 115,810,083 and 117,057,696 shares outstanding at June 30, 2021 and December 31, 2020, respectively	11,581	11,706
Capital in excess of par value	160,204	226,451
Retained earnings	3,230,593	3,088,131
Total shareholders’ equity	3,402,378	3,326,288
Total liabilities and shareholders’ equity	$4,534,446	$4,369,410

Note: The Condensed Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenue from operations	$1,319,409	$896,210	$2,445,924	$1,883,574

Operating expenses:
Salaries, wages and benefits	611,518	460,906	1,157,177	985,389
Operating supplies and expenses	137,577	75,412	261,733	183,105
General supplies and expenses	34,427	25,881	65,595	59,489
Operating taxes and licenses	33,256	27,043	64,522	56,357
Insurance and claims	14,983	10,910	27,905	20,760
Communications and utilities	8,390	7,262	16,586	15,453
Depreciation and amortization	63,947	65,735	127,934	131,170
Purchased transportation	43,927	18,983	78,641	39,783
Miscellaneous expenses, net	5,340	4,912	10,130	9,732
Total operating expenses	953,365	697,044	1,810,223	1,501,238

Operating income	366,044	199,166	635,701	382,336

Non-operating expense (income):
Interest expense	465	765	972	865
Interest income	(196)	(231)	(482)	(1,479)
Other expense (income), net	1,387	(373)	1,515	3,244
Total non-operating expense	1,656	161	2,005	2,630

Income before income taxes	364,388	199,005	633,696	379,706

Provision for income taxes	94,812	51,200	164,761	98,724

Net income	$269,576	$147,805	$468,935	$280,982

Earnings per share:
Basic	$2.33	$1.26	$4.04	$2.37
Diluted	$2.31	$1.25	$4.01	$2.36

Weighted average shares outstanding:
Basic	115,820,522	117,610,178	116,157,336	118,330,176
Diluted	116,561,242	118,359,884	116,906,572	119,082,728

Dividends declared per share	$0.20	$0.15	$0.40	$0.30

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Common stock:
Beginning balance	$11,596	$11,813	$11,706	$11,953
Share repurchases	(16)	(80)	(129)	(223)
Share-based compensation and share issuances	1	1	6	7
Taxes paid in exchange for shares withheld	—	—	(2)	(2)
Cash paid for fractional shares	—	—	—	(1)
Ending balance	11,581	11,734	11,581	11,734

Capital in excess of par value:
Beginning balance	156,126	217,187	226,451	218,462
Share-based compensation and share issuances	4,078	2,208	7,042	4,275
Taxes paid in exchange for shares withheld	—	—	(4,539)	(2,731)
Forward contract for accelerated share repurchases	—	(37,500)	(68,750)	(37,500)
Cash paid for fractional shares	—	—	—	(611)
Ending balance	160,204	181,895	160,204	181,895

Retained earnings:
Beginning balance	3,024,195	2,787,049	3,088,131	2,850,302
Share repurchases	(39,984)	(128,417)	(280,086)	(306,568)
Cash dividends declared	(23,194)	(17,598)	(46,387)	(35,877)
Net income	269,576	147,805	468,935	280,982
Ending balance	3,230,593	2,788,839	3,230,593	2,788,839

Total shareholders' equity	$3,402,378	$2,982,468	$3,402,378	$2,982,468

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$468,935	$280,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,942	131,170
Loss on disposal of property and equipment	701	140
Other, net	15,352	(9,118)
Changes in operating assets and liabilities, net	(104,639)	113,042
Net cash provided by operating activities	508,291	516,216

Cash flows from investing activities:
Purchase of property and equipment	(206,109)	(120,128)
Proceeds from sale of property and equipment	15,512	2,570
Purchase of short-term investments	(89,965)	—
Proceeds from maturities of short-term investments	255,072	—
Net cash used in investing activities	(25,490)	(117,558)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	99,923
Payments for share repurchases	(280,215)	(306,791)
Forward contract for accelerated share repurchases	(68,750)	(37,500)
Dividends paid	(46,408)	(35,892)
Other financing activities, net	(4,654)	(3,345)
Net cash used in financing activities	(400,027)	(283,605)

Increase in cash and cash equivalents	82,774	115,053
Cash and cash equivalents at beginning of period	401,430	403,571
Cash and cash equivalents at end of period	$484,204	$518,624

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
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
LTL services	$1,299,760	$884,069	$2,409,382	$1,858,500
Other services	19,649	12,141	36,542	25,074
Total revenue from operations	$1,319,409	$896,210	$2,445,924	$1,883,574

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2021.

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

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On February 25, 2021, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution as part of our 2020 Repurchase Program. Under the ASR Agreement, we paid the third-party financial institution $275.0 million and received an initial delivery of 960,330 shares of our common stock for $206.3 million, representing approximately 75% of the total value of shares to be received by us under the ASR Agreement. The remaining shares are expected to settle during the third quarter of 2021. At final settlement, we may receive additional shares of our common stock, or, under certain circumstances, we may be required to provide the third-party financial institution additional shares or may elect to make a cash payment to the third-party financial institution as part of the final settlement. The total shares repurchased will be based on the daily volume-weighted average share price of our common stock during the term of the ASR Agreement, less a negotiated discount.

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

During the three and six months ended June 30, 2021, we repurchased 159,485 shares of our common stock for $40.0 million and 1,286,517 shares of our common stock for $280.2 million under our 2020 Repurchase Program, respectively, including shares repurchased under the ASR Agreement. At June 30, 2021, our 2020 Repurchase Program had $275.0 million remaining available, including $68.7 million that is deferred until the third quarter when the final settlement occurs on our current ASR Agreement, leaving $206.3 million remaining available and uncommitted.

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2020 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	115,820,522	117,610,178	116,157,336	118,330,176
Dilutive effect of share-based awards	740,720	749,706	749,236	752,552
Weighted average shares outstanding - diluted	116,561,242	118,359,884	116,906,572	119,082,728

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Senior notes	$99,939	$99,931
Revolving credit facility	—	—
Total long-term debt	99,939	99,931
Less: Current maturities	—	—
Total maturities due after one year	$99,939	$99,931

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

There were $39.2 million and $42.1 million of outstanding letters of credit at June 30, 2021 and December 31, 2020, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of June 30, 2021 is shown in the table below.

(In thousands)	Total	Level 1	Level 2	Level 3
Certificates of deposit	$45,062	$—	$45,062	$—
U.S. government securities	50,211	50,211	—	—
Commercial paper	69,981	—	69,981	—
Total	$165,254	$50,211	$115,043	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term Debt

The carrying value of our total long-term debt was $99.9 million at June 30, 2021 and December 31, 2020. The estimated fair value of our total long-term debt was $104.0 million and $105.4 million at June 30, 2021 and December 31, 2020, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	46.4	51.4	47.3	52.3
Operating supplies and expenses	10.4	8.4	10.7	9.7
General supplies and expenses	2.6	2.9	2.7	3.2
Operating taxes and licenses	2.5	3.0	2.6	3.0
Insurance and claims	1.2	1.2	1.2	1.1
Communications and utilities	0.6	0.8	0.7	0.8
Depreciation and amortization	4.9	7.4	5.2	7.0
Purchased transportation	3.3	2.1	3.2	2.1
Miscellaneous expenses, net	0.4	0.6	0.4	0.5
Total operating expenses	72.3	77.8	74.0	79.7

Operating income	27.7	22.2	26.0	20.3

Interest expense (income), net	0.0	0.1	0.0	(0.1)
Other expense (income), net	0.1	(0.1)	0.1	0.2

Income before income taxes	27.6	22.2	25.9	20.2

Provision for income taxes	7.2	5.7	6.7	5.3

Net income	20.4%	16.5%	19.2%	14.9%

Key financial and operating metrics for the three- and six-month periods ended June 30, 2021 and 2020 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
Work days	64	64	—	127	128	(0.8)%
Revenue (in thousands)	$1,319,409	$896,210	47.2%	$2,445,924	$1,883,574	29.9%
Operating ratio	72.3%	77.8%		74.0%	79.7%
Net income (in thousands)	$269,576	$147,805	82.4%	$468,935	$280,982	66.9%
Diluted earnings per share	$2.31	$1.25	84.8%	$4.01	$2.36	69.9%
LTL tons (in thousands)	2,598	2,028	28.1%	4,930	4,181	17.9%
LTL tonnage per day	40,600	31,688	28.1%	$38,819	$32,664	18.8%
LTL shipments (in thousands)	3,307	2,478	33.5%	6,211	5,194	19.6%
LTL shipments per day	51,672	38,719	33.5%	48,903	40,578	20.5%
LTL weight per shipment (lbs.)	1,571	1,636	(4.0)%	$1,588	$1,610	(1.4)%
LTL revenue per hundredweight	$25.10	$21.85	14.9%	$24.56	$22.28	10.2%
LTL revenue per shipment	$394.49	$357.65	10.3%	389.94	358.69	8.7%
Average length of haul (miles)	930	919	1.2%	929	919	1.1%

Our financial results for the second quarter and first six months of 2021 include Company records in revenue, net income and earnings per diluted share. We believe our consistent investments in our service center network have provided us with capacity to support additional revenue growth and the ability to provide superior service at a fair price to our customers. Our results also benefited from the strengthening domestic economy and an upward trend in the pricing environment during a period of tightening industry capacity. The increases in our density and yield contributed to a 550 and 570 basis-point improvement in our operating ratio to 72.3% and 74.0%, respectively, for the second quarter and first six months of 2021 as compared to the same periods last year. Our net income and earnings per diluted share increased by 82.4% and 84.8%, respectively, for the second quarter of 2021 and 66.9% and 69.9%, respectively, for the first six months of 2021 as compared to the same periods last year.

Revenue

Revenue increased $423.2 million, or 47.2%, and $562.4 million, or 29.9%, in the second quarter and first six months of 2021, respectively, as compared to the same periods of 2020, due to increases in both our LTL tonnage and LTL revenue per hundredweight. The increased tonnage resulted from higher LTL shipments, which was partially offset by a decrease in LTL weight per shipment. We believe the increase in LTL tonnage was driven by a strong economic environment and increased demand for the superior service that our outstanding team of employees continues to provide our customers.

Our LTL revenue per hundredweight increased 14.9% and 10.2% in the second quarter and first six months of 2021, respectively, as compared to the same periods in 2020. We believe these increases in LTL revenue per hundredweight were driven by our ongoing commitment to our long-term yield management strategy, which is focused on obtaining price increases necessary to offset our cost inflation and support our regular investments in capacity and technology. Our LTL revenue per hundredweight was also impacted by the positive effect on this metric of the decline in our LTL weight per shipment and increases in fuel surcharges. Excluding fuel surcharges, LTL revenue per hundredweight increased 10.3% and 8.0% in the second quarter and first half of 2021, respectively, as compared to the same periods in 2020.

July 2021 Update

Revenue per day increased 36.7% in July 2021 compared to the same month last year. LTL tons per day increased 18.6%, due primarily to a 23.8% increase in LTL shipments per day that was partially offset by a 4.2% decrease in LTL weight per shipment. LTL revenue per hundredweight increased approximately 14.8% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased approximately 9.5% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $150.6 million, or 32.7%, in the second quarter of 2021 as compared to the second quarter of 2020, due primarily to a $106.3 million increase in salaries and wages and a $44.3 million increase in employee benefit costs. Salaries, wages and benefits increased $171.8 million, or 17.4%, for the first six months of 2021 as compared to the same period of 2020, due primarily to a $119.9 million increase in salaries and wages and a $51.9 million increase in employee benefit costs.

The increases in salaries and wages for both the second quarter and first six months of 2021 was due primarily to increases in the average number of active full-time employees as compared to the same periods of 2020. Our average number of active full-time employees increased 3,710, or 20.7%, and 2,120, or 11.2%, for the second quarter and first six months of 2021, respectively. We believe our full-time employee headcount will continue to increase as we hire employees to balance our workforce with growing demand and shipment trends. Salaries and wages also increased as a result of an annual wage increase provided to our employees in September 2020, as well as higher performance-based compensation.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 24.8% and 25.5% in the second quarter and first half of 2021, respectively, from 27.5% and 28.3% for the same periods of 2020. We increased the efficiency of our operations with improvements in our linehaul laden load average and P&D shipments per hour while our platform shipments per hour declined as we trained our new employees. Our other salaries and wages as a percent of revenue also decreased to 9.4% and 9.7% of revenue in the second quarter and first half of 2021, respectively, from 10.9% and 11.0% of revenue for the same periods of 2020, respectively.

The increase in the costs attributable to employee benefits for both the second quarter and first half of 2021 was primarily due to increases in certain retirement benefit plan costs directly linked to our net income, as well as higher group health costs resulting from an increase in the number of claims per employee. Our employee benefit costs were also higher due to our increased headcount. As a result of these increases, our employee benefit costs, as a percent of salaries and wages, increased to 35.5% and 34.4% for the second quarter and first six months of 2021, respectively, from 33.6% and 33.0% for the comparable periods of 2020.

Operating supplies and expenses increased $62.2 million and $78.6 million in the second quarter and first six months of 2021, respectively, as compared to the same periods of 2020, due primarily to an increase in costs for diesel fuel used in our vehicles. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 97.5% and 42.3% in the second quarter and first six months of 2021, respectively, as compared to the same periods last year. In addition, our gallons consumed increased 25.7% and 14.1% in the second quarter and first six months of 2021, respectively, as compared to the same periods last year due to increases in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization costs decreased slightly in the second quarter and first six months of 2021 as compared to the same periods in 2020. These decreases reflect our planned reduction in capital expenditures for revenue equipment in 2020 as we balanced our fleet with volumes, as well as delays in receipt of certain revenue equipment included in our 2021 capital expenditure plan. We believe depreciation costs will increase in future periods as we continue to execute our 2021 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense increased $24.9 million and $38.9 million in the second quarter and first six months of 2021, respectively, as compared to the same periods of 2020. The increase in purchased transportation expense was due to an increase in our use of third-party transportation providers to supplement our workforce as demand for our services increased. We expect to continue to purchase supplemental transportation until the capacity of our team can fully support our anticipated growth.

Our effective tax rate for both the second quarter and first six months of 2021 was 26.0%, as compared to 25.7% and 26.0%, respectively, for the same periods in 2020. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash and cash equivalents at beginning of period	$401,430	$403,571
Cash flows provided by (used in):
Operating activities	508,291	516,216
Investing activities	(25,490)	(117,558)
Financing activities	(400,027)	(283,605)
Increase in cash and cash equivalents	82,774	115,053
Cash and cash equivalents at end of period	$484,204	$518,624

The decrease in our cash flows provided by operating activities during the first six months of 2021 as compared to the first six months of 2020 was due to fluctuations in certain working capital accounts, primarily income taxes and accounts receivable, which were substantially offset by the increase in our net income.

The decrease in our cash flows used in investing activities during the first six months of 2021 as compared to the first six months of 2020 was due primarily to maturities of our short-term investments in excess of purchases, partially offset by fluctuations in our capital expenditure plans and the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below in “Capital Expenditures”.

The increase in our cash flows used in financing activities during the first six months of 2021 as compared to the first six months of 2020 was due primarily to reductions in proceeds from long-term debt issuances and higher cash dividends paid to shareholders. Our financing arrangements are more fully described below under “Financing Arrangements”. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”.

We have five primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, short-term investments, available borrowings under our second amended and restated credit agreement (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement (the “Note Agreement”). Our Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements”. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the six-month period ended June 30, 2021 and the years ended December 31, 2020 and 2019:

	June 30,	December 31,
(In thousands)	2021	2020	2019
Land and structures	$72,280	$181,221	$250,387
Tractors	61,846	17,518	75,418
Trailers	51,039	2,151	88,115
Technology	8,922	11,925	30,424
Other equipment and assets	12,022	12,266	34,981
Proceeds from sales	(15,512)	(3,690)	(5,686)
Total	$190,597	$221,391	$473,639

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

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2020 Repurchase Program. At June 30, 2021, our 2020 Repurchase Program had $275.0 million remaining available, including $68.7 million that is deferred until the third quarter when the final settlement occurs on our current accelerated share repurchase agreement, leaving $206.3 million remaining available and uncommitted.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.20 per share for both the first and second quarters of 2021 and declared a cash dividend of $0.15 per share for each quarter of 2020.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	June 30,	December 31,
(In thousands)	2021	2020
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(39,169)	(42,134)
Available borrowing capacity	$210,831	$207,866

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended June 30, 2021.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months; however, the effects of the COVID-19 pandemic on the domestic economy impacted our normal seasonal trends during 2020 and may continue to impact our seasonal trends in future periods. Harsh winter weather, hurricanes, tornadoes, floods and other natural disasters can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2021:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 - 30, 2021	-	$-	-	$315,018,030
May 1 - 31, 2021	-	$-	-	$315,018,030
June 1 - 30, 2021	159,485	$250.80	159,485	$275,018,788
Total	159,485	$250.80	159,485

On May 1, 2020, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2020 Repurchase Program. At June 30, 2021, our 2020 Repurchase Program had $275.0 million remaining available, including $68.7 million that is deferred until the third quarter when the final settlement occurs on our current accelerated share repurchase agreement, leaving $206.3 million remaining available and uncommitted.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (as amended through May 19, 2021) (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on May 20, 2021)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 5, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2021 and 2020, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 5, 2021	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 5, 2021	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)