Form 10-Q
period 2021-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2021-11-03
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021 there were 115,011,172 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2021	December 31,
(In thousands, except share and per share data)	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$339,761	$401,430
Short-term investments	224,899	330,274
Customer receivables, less allowances of $10,348 and $8,979, respectively	591,783	444,653
Other receivables	62,266	9,569
Prepaid expenses and other current assets	60,143	57,413
Total current assets	1,278,852	1,243,339

Property and equipment:
Revenue equipment	2,096,973	1,885,649
Land and structures	2,352,569	2,218,290
Other fixed assets	502,907	475,264
Leasehold improvements	13,055	12,226
Total property and equipment	4,965,504	4,591,429
Accumulated depreciation	(1,855,390)	(1,677,398)
Net property and equipment	3,110,114	2,914,031

Other assets	224,154	212,040
Total assets	$4,613,120	$4,369,410

Note: The Condensed Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2021	December 31,
(In thousands, except share and per share data)	(Unaudited)	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,044	$68,511
Compensation and benefits	244,168	191,303
Claims and insurance accruals	58,253	53,092
Other accrued liabilities	96,826	51,513
Income taxes payable	—	8,711
Total current liabilities	534,291	373,130

Long-term liabilities:
Long-term debt	99,943	99,931
Other non-current liabilities	330,321	349,851
Deferred income taxes	228,667	220,210
Total long-term liabilities	658,931	669,992
Total liabilities	1,193,222	1,043,122

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 115,011,172 and 117,057,696 shares outstanding at September 30, 2021 and December 31, 2020, respectively	11,501	11,706
Capital in excess of par value	170,340	226,451
Retained earnings	3,238,057	3,088,131
Total shareholders’ equity	3,419,898	3,326,288
Total liabilities and shareholders’ equity	$4,613,120	$4,369,410

Note: The Condensed Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenue from operations	$1,400,046	$1,058,166	$3,845,970	$2,941,740

Operating expenses:
Salaries, wages and benefits	649,685	524,658	1,806,862	1,510,047
Operating supplies and expenses	146,509	90,269	408,242	273,374
General supplies and expenses	37,312	27,383	102,907	86,872
Operating taxes and licenses	34,028	29,923	98,550	86,280
Insurance and claims	15,674	11,821	43,579	32,581
Communications and utilities	8,738	7,622	25,324	23,075
Depreciation and amortization	65,160	64,983	193,094	196,153
Purchased transportation	52,037	25,405	130,678	65,188
Miscellaneous expenses, net	7,493	5,858	17,623	15,590
Total operating expenses	1,016,636	787,922	2,826,859	2,289,160

Operating income	383,410	270,244	1,019,111	652,580

Non-operating expense (income):
Interest expense	371	1,071	1,343	1,936
Interest income	(178)	(123)	(660)	(1,602)
Other expense, net	266	961	1,781	4,205
Total non-operating expense	459	1,909	2,464	4,539

Income before income taxes	382,951	268,335	1,016,647	648,041

Provision for income taxes	96,317	66,467	261,078	165,191

Net income	$286,634	$201,868	$755,569	$482,850

Earnings per share:
Basic	$2.48	$1.72	$6.52	$4.09
Diluted	$2.47	$1.71	$6.48	$4.07

Weighted average shares outstanding:
Basic	115,411,032	117,188,398	115,905,834	117,946,805
Diluted	116,161,555	117,933,440	116,655,504	118,696,836

Dividends declared per share	$0.20	$0.15	$0.60	$0.45

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Common stock:
Beginning balance	$11,581	$11,734	$11,706	$11,953
Share repurchases	(80)	—	(209)	(223)
Share-based compensation and share issuances	—	(1)	6	6
Taxes paid in exchange for shares withheld	—	—	(2)	(2)
Cash paid for fractional shares	—	—	—	(1)
Ending balance	11,501	11,733	11,501	11,733

Capital in excess of par value:
Beginning balance	160,204	181,895	226,451	218,462
Share-based compensation and share issuances	3,886	4,096	10,928	8,371
Taxes paid in exchange for shares withheld	—	—	(4,539)	(2,731)
Forward contract (settlements) for accelerated share repurchases	6,250	—	(62,500)	(37,500)
Cash paid for fractional shares	—	—	—	(611)
Ending balance	170,340	185,991	170,340	185,991

Retained earnings:
Beginning balance	3,230,593	2,788,839	3,088,131	2,850,302
Share repurchases	(256,170)	—	(536,256)	(306,568)
Cash dividends declared	(23,000)	(17,598)	(69,387)	(53,475)
Net income	286,634	201,868	755,569	482,850
Ending balance	3,238,057	2,973,109	3,238,057	2,973,109

Total shareholders' equity	$3,419,898	$3,170,833	$3,419,898	$3,170,833

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$755,569	$482,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,106	196,157
(Gain) Loss on disposal of property and equipment	(179)	255
Provision for deferred income taxes	9,193	(25,155)
Other, net	22,915	16,668
Changes in operating assets and liabilities, net	(107,989)	15,683
Net cash provided by operating activities	872,615	686,458

Cash flows from investing activities:
Purchase of property and equipment	(384,688)	(166,459)
Proceeds from sale of property and equipment	18,635	3,411
Purchase of short-term investments	(254,832)	(205,301)
Proceeds from maturities of short-term investments	360,203	—
Other investing, net	(500)	(100)
Net cash used in investing activities	(261,182)	(368,449)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	99,923
Payments for share repurchases	(536,465)	(306,791)
Forward contract for accelerated share repurchases	(62,500)	(37,500)
Dividends paid	(69,387)	(53,471)
Other financing activities, net	(4,750)	(3,345)
Net cash used in financing activities	(673,102)	(301,184)

(Decrease) Increase in cash and cash equivalents	(61,669)	16,825
Cash and cash equivalents at beginning of period	401,430	403,571
Cash and cash equivalents at end of period	$339,761	$420,396

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
LTL services	$1,378,339	$1,044,640	$3,787,721	$2,903,140
Other services	21,707	13,526	58,249	38,600
Total revenue from operations	$1,400,046	$1,058,166	$3,845,970	$2,941,740

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2021.

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

Stock Repurchase Programs

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

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, will begin after the completion of the 2020 Repurchase Program.

On May 29, 2020, we entered into an accelerated share repurchase agreement (the “May 2020 ASR Agreement”) with a third-party financial institution. The May 2020 ASR Agreement was settled during the fourth quarter of 2020, with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the May 2020 ASR Agreement, we repurchased 683,434 shares for $125.0 million.

On February 25, 2021, we entered into an accelerated share repurchase agreement (the “February 2021 ASR Agreement”) with a third-party financial institution. The February 2021 ASR Agreement was settled during the third quarter of 2021, with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the February 2021 ASR Agreement, we repurchased 1,101,046 shares for $275.0 million.

On August 26, 2021, we entered into an accelerated share repurchase agreement (the “August 2021 ASR Agreement”) with a third-party financial institution. Under the August 2021 ASR Agreement, we paid the third-party financial institution $250.0 million and received an initial delivery of 655,365 shares of our common stock for $187.5 million, representing approximately 75% of the total value of shares to be received by us under the August 2021 ASR Agreement. The remaining shares are expected to settle no later than the first quarter of 2022. At final settlement, we may receive additional shares of our common stock, or, under certain circumstances, we may be required to provide the third-party financial institution additional shares or may elect to make a cash payment to the third-party financial institution as part of the final settlement. The total shares repurchased will be based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount.

The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial share delivery is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Statements of Changes in Shareholders’ Equity.

During the three and nine months ended September 30, 2021, we repurchased 796,081 shares of our common stock for $256.3 million and 2,082,598 shares of our common stock for $536.5 million under our repurchase programs, respectively, including shares repurchased under our accelerated share repurchase agreements. At September 30, 2021, our repurchase programs had $2.02 billion remaining available, including $62.5 million that is deferred until final settlement occurs on the August 2021 ASR Agreement, leaving $1.96 billion remaining available and uncommitted.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average shares outstanding - basic	115,411,032	117,188,398	115,905,834	117,946,805
Dilutive effect of share-based awards	750,523	745,042	749,670	750,031
Weighted average shares outstanding - diluted	116,161,555	117,933,440	116,655,504	118,696,836

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Senior notes	$99,943	$99,931
Revolving credit facility	—	—
Total long-term debt	99,943	99,931
Less: Current maturities	—	—
Total maturities due after one year	$99,943	$99,931

Senior Note Agreement

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (the “Note Agreement”). The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”) on May 4, 2020. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on November 21, 2019 (the “Credit Agreement”) or Note Agreement.

Credit Agreement

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

There were $39.2 million and $42.1 million of outstanding letters of credit at September 30, 2021 and December 31, 2020, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of September 30, 2021 and December 31, 2020 is shown in the tables below.

(In thousands)	September 30, 2021	Level 1	Level 2	Level 3
Certificates of deposit	$45,030	$—	$45,030	$—
U.S. government securities	—	—	—	—
Commercial paper	179,869	—	179,869	—
Total	$224,899	$—	$224,899	$—

(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Certificates of deposit	$75,032	$—	$75,032	$—
U.S. government securities	125,379	125,379	—	—
Commercial paper	129,863	—	129,863	—
Total	$330,274	$125,379	$204,895	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term Debt

The carrying value of our total long-term debt was $99.9 million at September 30, 2021 and December 31, 2020. The estimated fair value of our total long-term debt was $104.8 million and $105.4 million at September 30, 2021 and December 31, 2020, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	46.4	49.6	47.0	51.3
Operating supplies and expenses	10.5	8.5	10.6	9.3
General supplies and expenses	2.7	2.6	2.7	3.0
Operating taxes and licenses	2.4	2.8	2.6	2.9
Insurance and claims	1.1	1.1	1.1	1.1
Communications and utilities	0.6	0.7	0.7	0.8
Depreciation and amortization	4.7	6.2	5.0	6.7
Purchased transportation	3.7	2.4	3.4	2.2
Miscellaneous expenses, net	0.5	0.6	0.4	0.5
Total operating expenses	72.6	74.5	73.5	77.8

Operating income	27.4	25.5	26.5	22.2

Interest expense, net	0.0	0.1	0.0	0.0
Other expense, net	0.0	0.1	0.1	0.2

Income before income taxes	27.4	25.3	26.4	22.0

Provision for income taxes	6.9	6.3	6.8	5.6

Net income	20.5%	19.0%	19.6%	16.4%

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2021 and 2020 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
Work days	64	64	—	191	192	(0.5)%
Revenue (in thousands)	$1,400,046	$1,058,166	32.3%	$3,845,970	$2,941,740	30.7%
Operating ratio	72.6%	74.5%		73.5%	77.8%
Net income (in thousands)	$286,634	$201,868	42.0%	$755,569	$482,850	56.5%
Diluted earnings per share	$2.47	$1.71	44.4%	$6.48	$4.07	59.2%
LTL tons (in thousands)	2,625	2,309	13.7%	7,555	6,490	16.4%
LTL tonnage per day	41,020	36,078	13.7%	39,556	33,802	17.0%
LTL shipments (in thousands)	3,413	2,859	19.4%	9,624	8,054	19.5%
LTL shipments per day	53,335	44,672	19.4%	50,388	41,948	20.1%
LTL weight per shipment (lbs.)	1,538	1,615	(4.8)%	1,570	1,612	(2.6)%
LTL revenue per hundredweight	$26.31	$22.74	15.7%	$25.17	$22.44	12.2%
LTL revenue per shipment	$404.65	$367.28	10.2%	$395.16	$361.74	9.2%
Average length of haul (miles)	940	933	0.8%	933	924	1.0%

Our financial results for the third quarter and first nine months of 2021 include Company records for revenue, net income and diluted earnings per share. We believe our continued focus on delivering superior service at a fair price, while consistently investing in our service center network and OD Family of employees, provided us with the capital and available capacity to support the increased customer demand for our services. Our revenue growth reflects higher shipment volumes and further improvements in our yield, both of which are supported by the strength of the domestic economy and a favorable pricing environment. These factors led to increases in our density and yield that contributed to a 190 and 430 basis-point improvement in our operating ratio to 72.6% and 73.5%, respectively, for the third quarter and first nine months of 2021 as compared to the same periods last year. Our net income and earnings per diluted share increased by 42.0% and 56.5%, respectively, for the third quarter of 2021 and 44.4% and 59.2%, respectively, for the first nine months of 2021 as compared to the same periods of 2020.

Revenue

Revenue increased $341.9 million, or 32.3%, and $904.2 million, or 30.7%, in the third quarter and first nine months of 2021, respectively, as compared to the same periods of 2020, due to increases in both our LTL tonnage and LTL revenue per hundredweight. The increase in tonnage resulted from higher LTL shipments that were partially offset by a decrease in LTL weight per shipment, which declined in part due to our continuing efforts to reduce the number of heavy-weighted shipments in our network. We believe the increase in LTL tonnage was driven by the strength of the domestic economy and growth in our market share. We continue to win market share due to a combination of our available network capacity and increased demand for the superior service that our outstanding team of employees continues to provide our customers.

Our LTL revenue per hundredweight increased 15.7% and 12.2% in the third quarter and first nine months of 2021, respectively, as compared to the same periods in 2020. We believe these increases in LTL revenue per hundredweight were driven by the ongoing commitment to our long-term yield management process, which is focused on obtaining price increases necessary to offset our cost inflation and support our ongoing investments in capacity and technology. The increase reflects the impact of changes in the mix of our freight as well as the higher fuel surcharges associated with the increase in diesel fuel prices. Excluding fuel surcharges, LTL revenue per hundredweight increased 10.1% and 8.7% in the third quarter and first nine months of 2021, respectively, as compared to the same periods in 2020.

October 2021 Update

Revenue per day increased 35.7% in October 2021 compared to the same month last year. LTL tons per day increased 16.4%, due primarily to a 19.4% increase in LTL shipments per day that was partially offset by a 2.5% decrease in LTL weight per shipment. LTL revenue per hundredweight increased approximately 16.6% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased approximately 9.7% as compared to the same month last year. The fourth quarter of 2021 will include 61 workdays as compared to 62 workdays in the fourth quarter of 2020.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $125.0 million, or 23.8%, in the third quarter of 2021 as compared to the third quarter of 2020, due primarily to a $86.2 million increase in salaries and wages and a $38.9 million increase in employee benefit costs. Salaries, wages and benefits increased $296.8 million, or 19.7%, for the first nine months of 2021 as compared to the same period of 2020, due primarily to a $206.1 million increase in salaries and wages and a $90.7 million increase in employee benefit costs.

The increases in salaries and wages for both the third quarter and first nine months of 2021 was due primarily to increases in the average number of active full-time employees as compared to the same periods of 2020. Our average number of active full-time employees increased 3,916, or 20.9%, and 2,719, or 14.4%, for the third quarter and first nine months of 2021, respectively. We believe our full-time employee headcount will continue to increase as we hire employees to balance our workforce with growing demand and shipment trends. Salaries and wages also increased as a result of the annual wage increases provided to our employees at the beginning of both September 2020 and 2021, as well as higher performance-based compensation associated with our record financial results.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 24.8% and 25.3% in the third quarter and first nine months of 2021, respectively, from 26.8% and 27.8% for the same periods of 2020. The increased density within our network allowed us to maintain efficiencies in our linehaul and P&D operations. We did, however, lose some productivity in our platform operations primarily due to the training requirements associated with onboarding our many new employees. Our other salaries and wages as a percent of revenue also decreased to 9.0% and 9.4% of revenue in the third quarter and first nine months of 2021, respectively, from 9.8% and 10.6% of revenue for the same periods of 2020, respectively.

The increase in the costs attributable to employee benefits for both the third quarter and first nine months of 2021 was primarily due to increases in the number of full-time employees eligible for our benefits. In addition, our employee benefit costs increased due to additional holiday pay benefits and increases in certain retirement benefit plan costs directly linked to our net income. Group health and dental costs increased for both the quarter and year-to-date periods due to increases in claim volumes and cost per claim. As a result of these increases, our employee benefit costs, as a percent of salaries and wages, increased to 37.2% and 35.4% for the third quarter and first nine months of 2021, respectively, from 35.5% and 33.8% for the comparable periods of 2020.

Operating supplies and expenses increased $56.2 million and $134.9 million in the third quarter and first nine months of 2021, respectively, as compared to the same periods of 2020, due primarily to an increase in costs for diesel fuel used in our vehicles and other petroleum-based products. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 76.4% and 53.3% in the third quarter and first nine months of 2021, respectively, as compared to the same periods last year. In addition, our gallons consumed increased 14.0% and 14.1% in the third quarter and first nine months of 2021, respectively, as compared to the same periods last year due to increases in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization costs were relatively consistent in the third quarter and first nine months of 2021, as compared to the same periods in 2020. While our capital expenditures are higher in 2021 compared to the prior year, our 2021 depreciation and amortization costs were impacted by our planned reduction in capital expenditures for revenue equipment in 2020 as we balanced our fleet with volumes, as well as delays in receipt of certain revenue equipment included in our 2021 capital expenditure plan. We believe depreciation costs will increase in future periods as we execute our 2021 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense increased $26.6 million and $65.5 million in the third quarter and first nine months of 2021, respectively, as compared to the same periods of 2020. The increase in purchased transportation expense was due to an increase in our use of third-party transportation providers to supplement our workforce as demand for our services increased. We expect to continue to purchase supplemental transportation until the capacity of our team can fully support our anticipated growth.

Our effective tax rate for the third quarter and first nine months of 2021 was 25.2% and 25.7%, as compared to 24.8% and 25.5%, respectively, for the same periods in 2020. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash and cash equivalents at beginning of period	$401,430	$403,571
Cash flows provided by (used in):
Operating activities	872,615	686,458
Investing activities	(261,182)	(368,449)
Financing activities	(673,102)	(301,184)
(Decrease) Increase in cash and cash equivalents	(61,669)	16,825
Cash and cash equivalents at end of period	$339,761	$420,396

The increase in our cash flows provided by operating activities during the first nine months of 2021 as compared to the first nine months of 2020 was due to the increase in net income that was partially offset by fluctuations in certain working capital accounts, primarily income taxes and accounts receivable.

The decrease in our cash flows used in investing activities during the first nine months of 2021 as compared to the first nine months of 2020 was due primarily to proceeds from the maturities of our short-term investments in excess of purchases, which were partially offset by increases in our capital expenditures in 2021 and the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below in “Capital Expenditures”.

The increase in our cash flows used in financing activities during the first nine months of 2021 as compared to the first nine months of 2020 was due primarily to increased share repurchases, reductions in proceeds from long-term debt issuances and higher cash dividends paid to shareholders. Our financing arrangements are more fully described below under “Financing Arrangements”. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”.

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the nine-month period ended September 30, 2021 and the years ended December 31, 2020 and 2019:

	September 30,	December 31,
(In thousands)	2021	2020	2019
Land and structures	$130,539	$181,221	$250,387
Tractors	116,216	17,518	75,418
Trailers	104,780	2,151	88,115
Technology	14,124	11,925	30,424
Other equipment and assets	19,028	12,266	34,981
Proceeds from sales	(18,635)	(3,690)	(5,686)
Total	$366,052	$221,391	$473,639

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

We currently estimate capital expenditures will be approximately $565 million for the year ending December 31, 2021. Approximately $235 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects;

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

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, will begin after the completion of the 2020 Repurchase Program.

At September 30, 2021, our stock repurchase programs had $2.02 billion remaining available, including $62.5 million that is deferred until final settlement occurs on our current accelerated share repurchase agreement, leaving $1.96 billion remaining available and uncommitted.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.20 per share for the first three quarters of 2021 and declared a cash dividend of $0.15 per share for each quarter of 2020.

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

Financing Arrangements

Senior Note Agreement

On May 4, 2020, we entered into the Note Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential. The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through May 4, 2023. Pursuant to the Note Agreement, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”) on May 4, 2020. Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear an annual interest rate of 3.10% and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on November 21, 2019 (the “Credit Agreement”) or Note Agreement..

Credit Agreement

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

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2021.

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

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, will begin after the completion of the 2020 Repurchase Program. At September 30, 2021, our repurchase programs had $2.02 billion remaining available, including $62.5 million that is deferred until final settlement occurs on the August 2021 ASR Agreement (as defined below), leaving $1.96 billion remaining available and uncommitted.

The following table provides information regarding our repurchases of our common stock during the third quarter of 2021:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 - 31, 2021	-	$-	-	$2,275,018,788
August 1 - 31, 2021 (1) (2)	796,081	$321.89	796,081	$2,018,768,935
September 1 - 30, 2021	-	$-	-	$2,018,768,935
Total	796,081	$321.89	796,081
(1)

The total number of shares purchased includes the final settlement of 140,716 shares of our common stock under an accelerated share repurchase agreement entered into with a third-party financial institution on February 25, 2021. The final number of shares received was based on the daily volume-weighted average share price during the term of agreement, less a negotiated discount.

(2)

The total number of shares purchased includes the initial delivery of 655,365 shares of our common stock under an accelerated share repurchase agreement entered into with a third-party financial institution on August 26, 2021 (the “August 2021 ASR Agreement”), representing approximately 75% of the total value of shares to be received by us under the terms of the agreement. The remaining shares are expected to settle during the first quarter of 2022, but may settle earlier in certain circumstances. The total number of shares repurchased and the related cost per share will be based on the daily volume-weighted average share price of our common stock during the term of the agreement, less a negotiated discount.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 3, 2021	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 3, 2021	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)