Form 10-K
period 2021-12-31
OLD DOMINION FREIGHT LINE, INC.
filed 2022-02-23
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was $24,053,489,079, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 21, 2022, the registrant had 114,863,803 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We have increased our revenue and customer base over the past ten years primarily through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our regions covering the continental United States. In addition to numerous service center renovations, expansions, and relocations of existing service centers, we opened 7, 25 and 35 new service centers over the past one, five and ten years, respectively, for a total of 251 service centers at December 31, 2021. We believe these expansions produced increased capacity within our service center network and provide us with opportunities for future growth.

We believe the growth in demand for our services can be attributed to our ability to consistently provide a superior level of customer service at a fair price, which allows our customers to meet their supply chain needs. Our integrated structure allows us to offer our customers consistent, high-quality service from origin to destination, and we believe our operating structure and proprietary information systems enable us to efficiently manage our operating costs. Our services are complemented by our technological capabilities, which we believe improve the efficiency of our operations while also empowering our customers to manage their individual shipping needs.

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

The American Trucking Associations reported total transportation revenue in the United States of $911.2 billion in 2020, which included approximately $41.1 billion for the LTL industry based on information reported in Transport Topics. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. The largest 5 and 10 LTL motor carriers accounted for approximately 58% and 83%, respectively, of the domestic LTL market in 2020. We believe consolidation in our industry will continue due to increased customer demand for transportation providers that can offer both regional and national service as well as other complementary value-added services.

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

Service Center Operations

At December 31, 2021, we operated 251 service center locations, of which we owned 227 and leased 24. Our service centers are responsible for the pickup and delivery of freight within their local service area. Each night, our service centers load outbound freight for transport to our other service centers for delivery. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to ensure quality service and efficient operations. Our network includes major breakbulk facilities, as well as various other service centers that are used for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

We utilize scheduled routes and additional linehaul dispatches as necessary to meet our published transit times. In addition, we gain efficiency through the use of twin 28-foot trailers in our linehaul operations. The use of twin 28-foot trailers permits us to transport freight directly from its point of origin to destination with minimal unloading and reloading, which also reduces our exposure to potential cargo loss and damage expenses. We utilize long-combination vehicles, such as triple 28-foot trailers and combinations of 48-foot and 28-foot trailers, in states where permitted. Twin trailers and long-combination vehicles permit more freight to be transported behind a tractor than could otherwise be transported by one trailer.

Tractors, Trailers and Maintenance

At December 31, 2021, we owned 10,403 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2021, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	10,403	5.0
Linehaul trailers	27,917	7.8
P&D trailers	13,303	7.5

We develop certain specifications for tractors and trailers and then negotiate the production and purchase of this equipment with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We generally believe there is sufficient capacity among suppliers to help ensure an uninterrupted supply of equipment to support our operations. Supply chain challenges have impacted our equipment manufacturers during 2021 and may continue to impact them during 2022. We will continue to use older equipment that would have otherwise been replaced based on our normal equipment cycle to help ensure that we have adequate capacity to support anticipated growth. We will also continue to utilize purchased transportation, as needed, in order to support the capacity of our workforce and equipment needs.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2021 and 2020. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
(In thousands)	2021	2020
Tractors	$130,772	$17,518
Trailers	140,594	2,151
Total	$271,366	$19,669

At December 31, 2021, we operated 43 fleet maintenance centers at strategic service center locations throughout our network. These fleet maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities or authorized repair vendors at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventive maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2021, our largest customer accounted for approximately 5.4% of our revenue and our largest 5, 10 and 20 customers accounted for 16.0%, 22.3% and 30.2% of our revenue, respectively. For each of our last two fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities. We also provide access to our systems through multiple secure gateways that offer our customers and employees maximum flexibility and access to information. We employ vehicle safety systems, forward-facing cameras, on-board computer systems, smart phones, freight handling systems and logistics technology to reduce costs and transit times, as well as to meet regulatory requirements. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

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

Diesel Fuel Availability and Cost

We depend heavily upon the availability and quality of diesel fuel, including alternative fuel types, to provide our transportation services. We maintain fuel storage and pumping facilities at certain service center locations as the primary source for fueling our fleet, and we utilize over-the-road fueling options at retail locations as necessary. We could be susceptible to regional and/or national fuel shortages, which could cause us to incur additional expense in order to obtain an adequate supply within our own fueling network or cause us to rely more heavily on higher-priced retail fuel.

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

Human Capital

Employee Profile

As of December 31, 2021, we employed 23,663 active full-time employees, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	11,802
Platform	5,350
Fleet technicians	609
Sales, administrative and other	5,902
Total	23,663

Employee Engagement and Benefits

Our Old Dominion Family of employees are a key factor in the success of our business. The unique OD Family culture encourages development and employee engagement, and motivates our employees to provide the superior customer service for which we are known. We believe this culture is part of what attracts employees and helps keep our turnover rates low. We also provide our employees with a comprehensive benefits package, including a plan that covers our eligible employees’ premium for health insurance, voluntary disability and life insurance coverages, a flexible paid time off policy, a 401(k) plan with a guaranteed employer match as well as a discretionary employer match opportunity, and various wellness programs designed to assist employees with establishing and living a healthy and balanced lifestyle.

Employee Development and Safety

As of December 31, 2021, we employed 6,158 linehaul drivers and 5,644 P&D drivers on a full-time basis. We select our drivers based upon many factors, including driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided a no-cost opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,389 active drivers who have successfully completed this training, which was approximately 28.7% of our driver workforce as of December 31, 2021. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. In fact, over 18% of our drivers have achieved one million safe driving miles or more. In addition, we have experienced an annual turnover rate for our driver graduates of approximately 6.4%, which is below our Company-wide turnover rate for all drivers of approximately 9.0%.

We also maintain a “Management Trainee Program” and a “Supervisor Development Program” that offers opportunities for our employees to be considered and prepared for sales and management opportunities. These programs support our philosophy of promoting from within our high-quality workforce.

Based on driving records, our drivers are eligible to be rewarded with annual safety bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $4.9 million, $4.7 million and $4.6 million in 2021, 2020 and 2019, respectively.

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

Commercial Driver’s License Drug and Alcohol Clearinghouse

We are registered as a motor carrier with the Commercial Driver’s License Drug and Alcohol Clearinghouse, which requires us to check for drug and alcohol violations of current drivers at least annually and prospective employees prior to hiring. We have completed our annual limited query and pre-hire driver authorization queries.

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for the remainder of 2022 or fiscal year 2023. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

•	growth may strain our management, capital resources, information systems and customer service;
•	hiring new employees may increase training costs and may result in temporary inefficiencies until those employees become proficient in their jobs;
•	competition for qualified employees in the transportation industry could adversely affect our profitability;
•	we may find it more difficult to maintain our corporate culture, which we believe has been a key contributor to our success;

•	expanding our service offerings may require us to enter into new markets and encounter new competitive challenges; and
•	limited supply and increased costs of new equipment may adversely affect our profitability and cash flows.

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

The novel coronavirus (COVID-19) pandemic, the governmental/social responses thereto and the related changes in the economic and political conditions in markets in which we operate have had adverse impacts on our business, results of operations and financial condition, and on those of our customers and suppliers, and these adverse impacts may continue. These impacts and potential impacts include, among other things, significant reductions or volatility in demand for our services, inability of our customers to timely pay for our services, and failure of our suppliers or third-party service providers to meet their obligations to us. We may also experience capacity constraints in one or more geographic areas if a significant number of our employees in any such region are affected by COVID-19. Furthermore, COVID-19 has impacted and may further impact the global economy, including negatively impacting the proper functioning of financial and capital markets and interest rates, which at times has impacted the cost of capital and limited access to capital. As the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, it has heightened, and will likely continue to heighten, other risks to which we are subject, including those related to economic downturns, customer/supplier/vendor operations, labor issues, inflationary pressures, supply chain disruptions, changes in political and regulatory conditions, liquidity, and industry pricing environment stability, as described in further detail in other risk factors. Despite our efforts to manage our exposure to these risks, the ultimate impact of COVID-19 and similar outbreaks depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and governmental/social actions taken to contain its spread and mitigate its public health impact.

Changes in our relationships with significant customers, including the loss or reduction in business from one or more of them, could have an adverse impact on our business.

We do not believe the loss of any one customer would materially impact our business and revenue growth due to the diversity of our customer base. We do, however, have a number of customers whose demand for our services is tied to U.S. industrial production, or the broader domestic economy, that could, collectively, drive business and revenue growth. These customers could experience a decrease in production due to a decrease in the demand for their products, as a result of a decline in the U.S economy or other global economic factors, such as the slowdown in the domestic economy associated with the COVID-19 pandemic. They could also use other LTL providers and other modes of transportation, such as truckload and intermodal, in response to capacity, service and pricing issues. Finally, unfavorable publicity about us or our employees, particularly given the current environment of instantaneous communication and social media outlets, could damage our reputation and result in these customers reducing their demand for our services. If these factors resulted in a reduction or loss of business from these customers, there could be a material impact on our business and revenue growth.

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

Reductions in the available supply or increases in the cost of new equipment may adversely impact our profitability and cash flows.

We may face difficulty in purchasing new equipment due to decreased supply or increased costs. Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors, trailers, and other freight handling equipment from manufacturers to operate and grow our business. We may also be subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel. Currently, tractor and trailer manufacturers are experiencing significant shortages of various component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors, trailers, and other equipment, higher prices, and lengthened trade cycles.

In addition, the availability and price of our equipment may also be adversely affected in the future by regulations on newly manufactured equipment and engines. We are subject to regulations issued by the U.S. Environmental Protection Agency (the “EPA”) and various state agencies, particularly the California Air Resources Board (“CARB”), that have required progressive reductions in exhaust emissions. We may become subject to new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. We are also unable to predict how any future changes in U.S. government policy will affect EPA and CARB regulation and enforcement.

These regulations, the limited equipment availability, and other supply chain factors have resulted and could continue to result in higher prices for new equipment, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, mileage productivity, and driver retention.

Our growth may be limited by the availability and cost of third-party transportation used to supplement our workforce and equipment needs.

Our growth strategy depends upon our ability to maintain adequate capacity throughout our service center network to support the transportation service needs of our customers. In order to maintain adequate capacity to support our customers’ demand for our services we may, from time to time, utilize third-party transportation services to supplement our workforce and equipment needs. If we are unable to find suitable third-party transportation service providers that meet our high service-delivery standards at a reasonable cost, when needed, our revenue growth and financial results may be adversely impacted.

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

Our business is highly capital intensive. As further described in Part II, Item 7 of this Annual Report on Form 10-K, we generally finance our capital expenditures and planned growth with existing cash, cash flows from operations, issuance of debt (including pursuant to our note purchase and private shelf agreement) and through available borrowings under our existing senior unsecured credit agreement. We may require additional capital to finance long-term real estate purchase opportunities and acquisitions, which we may fund through additional debt or through equity offerings. If we are unable to generate sufficient cash from our operations or raise capital by accessing the debt and equity markets, we may be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

Our business also has significant ongoing operating cash requirements. If our cash requirements are high or our cash flows from operations is low during particular periods, we may need to seek additional financing, which could be costly or difficult to obtain.

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

We may be unable to successfully consummate and integrate acquisitions.

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
•

advances in technology require increased investments to remain competitive, technological transitions may cause operational challenges and our customers may not be willing to accept higher prices to cover the cost of these investments;

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

Increases in employee compensation and benefit packages used to attract and retain qualified employees, including drivers and maintenance technicians, and addressing general labor market challenges could adversely affect our profitability, our ability to maintain or grow our fleet and our ability to maintain our customer relationships.

Recently, there has been intense competition for qualified employees, specifically drivers, in the transportation industry resulting from a shortage of drivers and general labor market challenges. The extent and duration of the impact of these challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, our stringent hiring standards, behavioral changes, prevailing wage rates and other benefits, health and other insurance costs, inflation, adoption of new or revised employment and labor laws and regulations or government programs, and changing workforce demographics. As the available pool of qualified drivers has been declining, we have faced, and may continue to face, difficulty maintaining or increasing our number of drivers. Similarly, in recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which has made it more difficult, and may continue to make it more difficult, to attract and retain skilled technicians. The compensation and benefit packages we offer our drivers, technicians and other specialized employees is subject to market conditions that have required and may in the future require further increases in wages and benefits. If we are unable to attract and retain a sufficient number of qualified drivers and technicians, or address general labor market challenges, we could be required to adjust our compensation and benefits packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

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

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability to maintain an acceptable score could be adversely impacted. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the “FAST Act”) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMCSA. The FMCSA is currently reviewing CSA methodology to address deficiencies identified by the National Academy of Sciences, including the possibility of weak or negative correlation between current safety improvement categories and vehicle crash risk. Nevertheless, if we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in a loss of business.

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

Increased concern over climate change and the potential impact of global warming has led to an increase in the consideration of greenhouse gas emissions regulation. Due to increased consideration, there could be an increase in regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine and facility emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, such as limits on vehicle weight and size or energy source. Finally, given the increasing focus on ESG matters by the investor community, if shareholders were to express dissatisfaction with our policies or efforts with respect to climate change, sustainability or similar matters, there could be a negative impact on our stock price, and we could also suffer reputational harm. Costs and operational risks associated with future climate change concerns or environmental laws and regulations, sustainability requirements and related investor expectations could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Healthcare legislation and other mandated benefits-related coverage may increase our costs for employee healthcare and benefits and reduce our future profitability.

To attract and retain employees, we maintain a competitive and comprehensive benefits plan for our employees and their dependents. We cannot predict the impact that any state or federal healthcare or mandated benefit legislation or regulation will have on our operations, but we expect costs associated with providing benefits under employee medical plans, paid sick and family leave programs and healthcare-related costs associated with workers’ compensation to continue to increase. Rising employee benefits and healthcare costs in the U.S. could result in significant long-term costs to us, which could have a material adverse effect on our operating results. In addition, rising employee benefits and health-related costs could force us to make further changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

Risks Related to Owning our Common Stock

The Congdon family controls a large portion of our outstanding common stock.

David S. Congdon, John R. Congdon, Jr. and their affiliate family members beneficially own an aggregate of approximately 18% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly impact the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, and 227 of the 251 service centers we operated as of December 31, 2021. Our facilities are strategically dispersed over the states in which we operate. Our owned service centers include most of our larger facilities and account for approximately 95% of the total door capacity in our network. At December 31, 2021, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039. We believe that as current leases expire, we will be able to renew them or find comparable facilities without causing any material negative impact on service to our customers or our operating results.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 17, 2022, there were 287,277 holders of our common stock, including 103 shareholders of record.

We did not repurchase any shares of our common stock during the fourth quarter of 2021.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2016, in (i) our common stock, (ii) the S&P 500 Total Return Index, (iii) the Dow Jones Transportation Average, and (iv) the Nasdaq Industrial Transportation Index, for the five-year period ended December 31, 2021.

The Company was added to the Dow Jones Transportation Average in December 2021. As a result, our performance graphs going forward will use the Dow Jones Transportation Average rather than the Nasdaq Industrial Transportation Index. For comparative purposes, however, we have included the Nasdaq Industrial Transportation Index in the performance graph below.

Cumulative Total Return

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Old Dominion Freight Line, Inc.	$100	$153	$144	$221	$341	$631
S&P 500 Total Return Index	$100	$122	$116	$153	$181	$233
New Index:
Dow Jones Transportation Average	$100	$119	$104	$126	$147	$196
Former Index:
Nasdaq Industrial Transportation Index	$100	$128	$116	$146	$191	$242

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2021 and 2020 results and year-to-year comparisons between 2021 and 2020. Discussions of our 2019 results and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 24, 2021.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2021	2020
Revenue from operations	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	47.0	51.2
Operating supplies and expenses	10.8	9.3
General supplies and expenses	2.6	2.7
Operating taxes and licenses	2.5	2.9
Insurance and claims	1.0	1.1
Communication and utilities	0.7	0.8
Depreciation and amortization	4.9	6.5
Purchased transportation	3.5	2.4
Miscellaneous expenses, net	0.5	0.5
Total operating expenses	73.5	77.4
Operating income	26.5	22.6
Interest expense, net	0.0	0.1
Other expense, net	0.1	0.1
Income before income taxes	26.4	22.4
Provision for income taxes	6.7	5.6
Net income	19.7%	16.8%

Key financial and operating metrics for 2021 and 2020 are presented below:

	2021	2020	Change	% Change
Work days	252	254	(2)	(0.8)
Revenue (in thousands)	$5,256,328	$4,015,129	$1,241,199	30.9
Operating ratio	73.5%	77.4%
Net income (in thousands)	$1,034,375	$672,682	$361,693	53.8
Diluted earnings per share	$8.89	$5.68	$3.21	56.5
LTL tons (in thousands)	10,119	8,770	1,349	15.4
LTL shipments (in thousands)	12,880	10,869	2,011	18.5
LTL weight per shipment (lbs.)	1,571	1,614	(43)	(2.7)
LTL revenue per hundredweight	$25.59	$22.62	$2.97	13.1
LTL revenue per shipment	$402.01	$364.94	$37.07	10.2
LTL revenue per intercity mile	$7.32	$6.42	$0.90	14.0
LTL intercity miles (in thousands)	707,611	617,805	89,806	14.5
Average length of haul (miles)	935	925	10	1.1

Our financial results for 2021 reflect the highest annual revenue and profitability in our Company’s history. We believe the increase in our annual revenue to $5.3 billion in 2021 was driven by the consistent execution of our long-term strategy of providing superior service to customers at a fair price, while continuing to invest in capacity and technology to support the increased customer demand for our services. Our revenue growth reflects higher shipment volumes and further improvements in our yield, both of which were supported by the strength of the domestic economy. The increased freight density in our service center network and improvement in our yield, combined with improved operating efficiencies, led to the 390 basis-point improvement in our operating ratio to 73.5%

for 2021 as compared to 2020. As a result, net income and earnings per diluted share increased by 53.8% and 56.5%, respectively, in 2021 as compared to 2020.

Revenue

Revenue increased $1.24 billion, or 30.9%, in 2021 compared to 2020, due to increases in both our LTL tonnage and LTL revenue per hundredweight. The increase in tonnage resulted from higher LTL shipment volumes that were partially offset by a decrease in LTL weight per shipment. Our LTL weight per shipment declined due primarily to our continuing efforts to reduce the number of heavy-weighted and larger, harder-to-handle types of shipments in our network. We believe the increase in LTL shipments was driven by higher customer demand for our superior service, coupled with our available network capacity and the strength of the U.S. domestic economy.

Our LTL revenue per hundredweight increased 13.1% in 2021 compared to 2020. We believe the increase in LTL revenue per hundredweight was driven by the success of our long-term pricing strategy as well as changes in mix of our freight. The increase also reflects the positive impact of a decline in weight per shipment and an increase in average length of haul on this metric. Excluding fuel surcharges, LTL revenue per hundredweight increased 8.8% in 2021 compared to 2020.

January 2022 Update

Revenue per day increased 25.7% in January 2022 compared to the same month last year. LTL tons per day increased 7.7%, due primarily to a 10.2% increase in LTL shipments per day that was offset by a 2.2% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 16.8% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 11.0% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits increased $414.1 million, or 20.2%, in 2021 as compared to 2020, due to a $272.0 million increase in the costs attributable to salaries and wages and a $142.1 million increase in employee benefit costs. The increase in salaries and wages was due primarily to increases in the average number of active full-time employees and increases in our employees’ wage rates. Our average number of active full-time employees increased 3,034, or 15.9%, during 2021 as compared to 2020. We believe our full-time employee headcount will continue to increase as we hire employees to balance our workforce with ongoing growth in customer demand and shipment trends. Our employees’ salaries and wages also increased as a result of the annual wage increases provided to our employees in September 2021, as well as higher performance-based compensation.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 25.1% in 2021 compared to 27.8% in 2020. This improvement includes the impact of increases in our linehaul laden load average and P&D shipments per hour as we increased density across our network, as well as declines in our platform shipments per hour as we trained our new employees. Our other salaries and wages as a percent of revenue also decreased to 9.3% in 2021 as compared to 10.4% in 2020.

The increase in the costs attributable to employee benefits of $142.1 million, or 27.4%, includes the impact of the increase in the number of full-time employees eligible for our benefits. Our employee benefit costs also increased due to additional holiday pay benefits provided in 2021 and increases in certain retirement benefit plan costs directly linked to our net income. In addition, our group health and dental costs increased due to increases in costs per claim, as well as higher claim volumes per covered employee. As a result of these cost increases, our employee benefit costs as a percent of salaries and wages increased to 36.6% in 2021 from 33.8% in 2020.

Operating supplies and expenses increased $194.2 million, or 52.0%, in 2021 as compared to 2020, due primarily to an increase in our costs for diesel fuel. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. The increase in our diesel fuel costs was primarily due to a 60.3% increase in our average cost per gallon of diesel fuel during 2021. In addition, our gallons consumed increased 13.5% in 2021 as compared to 2020 due to an increase in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses remained relatively consistent as a percent of revenue between the periods compared.

Depreciation and amortization costs were relatively consistent in 2021 as compared to 2020. While our capital expenditures were significantly higher in 2021 compared to 2020, our 2021 depreciation and amortization costs were impacted by our planned reduction in capital expenditures for revenue equipment in 2020 as we balanced our fleet with volumes, as well as delays in receipt of certain revenue equipment included in our 2021 capital expenditure plan. We believe depreciation costs will increase in future periods as we execute our 2022 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense increased $87.8 million, or 89.7%, in 2021 as compared to 2020, due primarily to an increase in our use of third-party transportation providers to supplement our workforce and equipment as demand for our services increased. We expect to continue to purchase supplemental transportation services until the capacity of our team and fleet can fully support our anticipated growth.

Our effective tax rate in 2021 was 25.5% as compared to 25.4% in 2020. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2021	2020
Cash and cash equivalents at beginning of year	$401,430	$403,571
Cash flows provided by (used in):
Operating activities	1,212,606	933,024
Investing activities	(455,288)	(551,663)
Financing activities	(696,184)	(383,502)
Increase (decrease) in cash and cash equivalents	61,134	(2,141)
Cash and cash equivalents at end of year	$462,564	$401,430

The increase in our cash flows provided by operating activities during 2021 as compared to 2020 was impacted by an increase in our income before income taxes of $487.1 million, which was partially offset by an increase in income taxes paid of $86.3 million and fluctuations in certain working capital accounts.

The decrease in our cash flows used in investing activities during 2021 as compared to 2020 was due primarily to proceeds from the maturities of our short-term investments in excess of purchases, partially offset by increases in real estate and equipment purchases under our capital expenditure plan for 2021 as compared to 2020. Changes in our capital expenditure plans are more fully described below in “Capital Expenditures”.

The increase in our cash flows used in financing activities during 2021 as compared to 2020 was due primarily to increases in share repurchases and cash dividends paid to shareholders. These increases were partially offset by reductions in proceeds from debt issuances and scheduled principal payments during 2021 as compared to 2020. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”.

We have five primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, short-term investments, available borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on November 21, 2019 (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, which we entered into on May 4, 2020 (the “Note Agreement”). Our Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements”. We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the years ended December 31, 2021 and 2020:

	December 31,
(In thousands)	2021	2020
Land and structures	$252,155	$181,221
Tractors	130,772	17,518
Trailers	140,595	2,151
Technology	17,139	11,925
Other equipment and assets	25,450	12,266
Less: Proceeds from sales	(19,548)	(3,690)
Total	$546,563	$221,391

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% - 15% of our revenue on capital expenditures each year. Our 2020 capital expenditures were lower than normal, particularly with respect to revenue equipment and real estate, due to economic uncertainty as a result of the COVID-19 pandemic. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $825 million for the year ending December 31, 2022. Approximately $300 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $485 million is allocated for the purchase of tractors and trailers; and approximately $40 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, short-term investments and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of the 2020 Repurchase Program.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

At December 31, 2021, our stock repurchase programs had $2.02 billion remaining available, including $62.5 million that was deferred until final settlement occurred on our accelerated share repurchase agreement in January 2022. Following final settlement, there is $1.96 billion remaining available and uncommitted.

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

Our Board of Directors also declared quarterly cash dividends that totaled $0.80 per share for the year ended December 31, 2021 and quarterly cash dividends that totaled $0.60 per share for the year ended December 31, 2020.

Financing Agreements

Note Agreement

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

The Series B Notes bear an annual interest rate of 3.10% and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our Credit Agreement or other senior promissory notes issued pursuant to the Note Agreement.

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

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2021.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2021:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Series B Notes	$110,354	$3,100	$44,762	$42,281	$20,211
Operating lease obligations (2)	121,248	16,909	29,130	21,746	53,463
Purchase obligations and Other	120,344	104,589	15,755	—	—
Total	$351,946	$124,598	$89,647	$64,027	$73,674

(1)

Contractual obligations include principal and interest on our Series B Notes; operating leases consisting primarily of real estate and automotive leases; and purchase obligations relating to non-cancellable purchase orders for (i) equipment scheduled for delivery in 2022, and (ii) information technology agreements. Please refer to the information regarding interest rates and the balance on our revolving credit facility in this section above and also in Note 2 of the Notes to the Financial Statements included in Item 8 of this report.

(2)	Lease payments include lease extensions that are reasonably certain to be exercised.

Critical Accounting Policies

In preparing our financial statements, we apply the following critical accounting policies that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses. These critical accounting policies, which are those that have, or are reasonably likely to have, a material impact on our financial condition or results of operations, are further described in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

Revenue Recognition

Our revenue is generated from providing transportation and related services to customers in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with Accounting Standards Update (“ASU”) 2014-09. With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. A hypothetical change of 10% in our percentage of completion estimate would not have a material effect on our recorded revenue.

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated cost of various claims, including those related to bodily injury/property damage (“BIPD”) and workers’ compensation. All related costs associated with BIPD claims are charged to insurance and claims expense, and all related costs associated with workers’ compensation claims are charged to employee benefits expense.

Insurers providing excess coverage above a company’s self-insured retention or deductible levels typically adjust their premiums to cover insured losses and for other market factors. As a result, we periodically evaluate our self-insured retention and deductible levels to determine the most cost-efficient balance between our exposure and excess coverage.

In establishing accruals for claims and expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party actuarial estimates to determine the appropriate reserves for potential liabilities. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, any changes in the severity or number of reported claims, significant changes in medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods. Our accrued liability for insurance, BIPD claims, and workers’ compensation claims totaled $126.4 million and $120.6 million at December 31, 2021 and 2020, respectively. Claims and insurance accruals are discussed further in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

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

Estimated economic lives for structures are 7 to 30 years, revenue equipment is 4 to 15 years, other equipment is 2 to 20 years, and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets. Depreciation expense in 2021 totaled $259.9 million. A hypothetical change of 1% in the estimated useful lives of all depreciable assets would not have a material impact on our financial results.

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

Related Party Transactions

Family Relationships

John R. Congdon, Jr., a member of our Board of Directors, is the cousin of David S. Congdon, Executive Chairman of our Board of Directors. Our employment agreement with David S. Congdon is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

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

We are also exposed to interest rate risk on our short-term investments. We maintain an investment portfolio principally composed of certificates of deposit, U.S. government securities, and commercial paper. These investments totaled $254.4 million and $330.3 million at December 31, 2021 and 2020, respectively. These fixed rate securities are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these debt securities, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in market interest rates would have had an immaterial impact on the fair value of these investments at December 31, 2021 and 2020.

We are exposed to market risk for investments relating to certain assets held within the Company-owned life insurance contracts on certain current and former employees. The cash surrender value in life insurance contracts included on our Balance Sheets at December 31, 2021 and 2020 was $75.2 million and $65.4 million, respectively. The portion of underlying investments with exposure to market fluctuations was $59.9 million and $51.2 million at December 31, 2021 and 2020, respectively. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments on December 31, 2021. A 10% change in market value would have caused a $6.0 million and a $5.1 million impact on our pre-tax income in 2021 and 2020, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$462,564	$401,430
Short-term investments	254,433	330,274
Customer receivables, less allowances of $9,855 and $8,979, respectively	567,474	444,653
Income taxes receivable	19,218	—
Other receivables	12,410	9,569
Prepaid expenses and other current assets	67,688	57,413
Total current assets	1,383,787	1,243,339
Property and equipment:
Revenue equipment	2,146,205	1,885,649
Land and structures	2,463,949	2,218,290
Other fixed assets	512,340	475,264
Leasehold improvements	13,131	12,226
Total property and equipment	5,135,625	4,591,429
Less: Accumulated depreciation	(1,919,939)	(1,677,398)
Net property and equipment	3,215,686	2,914,031
Other assets	222,071	212,040
Total assets	$4,821,544	$4,369,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,519	$68,511
Compensation and benefits	257,905	191,303
Claims and insurance accruals	61,822	53,092
Other accrued liabilities	61,988	51,513
Income taxes payable	—	8,711
Total current liabilities	464,234	373,130
Long-term debt	99,947	99,931
Other non-current liabilities	328,838	349,851
Deferred income taxes	248,718	220,210
Total long-term liabilities	677,503	669,992
Total liabilities	1,141,737	1,043,122
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 280,000,000 shares authorized, 115,011,172 and 117,057,696 shares outstanding at December 31, 2021 and December 31, 2020, respectively.	11,501	11,706
Capital in excess of par value	174,445	226,451
Retained earnings	3,493,861	3,088,131
Total shareholders’ equity	3,679,807	3,326,288
Total liabilities and shareholders’ equity	$4,821,544	$4,369,410

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenue from operations	$5,256,328	$4,015,129	$4,109,111

Operating expenses:
Salaries, wages and benefits	2,467,985	2,053,894	2,122,464
Operating supplies and expenses	567,615	373,431	473,114
General supplies and expenses	136,059	110,279	123,975
Operating taxes and licenses	133,452	116,943	116,839
Insurance and claims	53,549	42,364	52,549
Communications and utilities	34,149	31,542	29,601
Depreciation and amortization	259,883	261,259	253,681
Purchased transportation	185,785	97,947	89,636
Miscellaneous expenses, net	26,249	20,588	28,546
Total operating expenses	3,864,726	3,108,247	3,290,405

Operating income	1,391,602	906,882	818,706

Non-operating expense (income):
Interest expense	1,727	2,782	377
Interest income	(786)	(1,830)	(6,763)
Other expense, net	2,238	4,566	1,143
Total non-operating expense (income)	3,179	5,518	(5,243)

Income before income taxes	1,388,423	901,364	823,949
Provision for income taxes	354,048	228,682	208,431
Net income	$1,034,375	$672,682	$615,518

Earnings per share:
Basic	$8.94	$5.71	$5.11
Diluted	$8.89	$5.68	$5.10

Weighted average shares outstanding:
Basic	115,651,411	117,737,180	120,414,218
Diluted	116,409,989	118,493,203	120,609,599

Dividends declared per share	$0.80	$0.60	$0.45

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2018	121,847	$12,185	$138,210	$2,530,088	$2,680,483
Net income	—	—	—	615,518	615,518
Share repurchases	(2,403)	(240)	—	(240,720)	(240,960)
Cash dividends declared	—	—	—	(54,584)	(54,584)
Reclassification of liability for modified equity awards	—	—	64,991	—	64,991
Share-based compensation and share issuances, net of forfeitures	104	10	16,707	—	16,717
Taxes paid in exchange for shares withheld	(15)	(2)	(1,446)	—	(1,448)
Balance as of December 31, 2019	119,533	11,953	218,462	2,850,302	3,080,717
Net income	—	—	—	672,682	672,682
Share repurchases	(2,508)	(250)	—	(363,807)	(364,057)
Cash dividends declared	—	—	—	(71,046)	(71,046)
Cash paid for fractional shares	(5)	(1)	(611)	—	(612)
Share-based compensation and share issuances, net of forfeitures	57	6	11,331	—	11,337
Taxes paid in exchange for shares withheld	(19)	(2)	(2,731)	—	(2,733)
Balance as of December 31, 2020	117,058	11,706	226,451	3,088,131	3,326,288
Net income	—	—	—	1,034,375	1,034,375
Share repurchases	(2,083)	(209)	—	(536,256)	(536,465)
Forward contract for accelerated share repurchases	—	—	(62,500)	—	(62,500)
Cash dividends declared	—	—	—	(92,389)	(92,389)
Share-based compensation and share issuances, net of forfeitures	57	6	15,033	—	15,039
Taxes paid in exchange for shares withheld	(21)	(2)	(4,539)	—	(4,541)
Balance as of December 31, 2021	115,011	$11,501	$174,445	$3,493,861	$3,679,807

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,034,375	$672,682	$615,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,899	261,267	253,681
Noncash lease expense	14,890	11,963	11,066
(Gain) loss on disposal of property and equipment	(563)	736	6,066
Deferred income taxes	30,165	(41,011)	13,157
Share-based compensation	15,039	11,337	16,717
Changes in assets and liabilities:
Customer and other receivables, net	(125,562)	(49,045)	30,330
Prepaid expenses and other assets	(38,387)	(1,722)	(16,807)
Accounts payable	14,008	(1,743)	(8,264)
Compensation, benefits and other accrued liabilities	32,437	72,928	3,263
Claims and insurance accruals	10,963	(1,459)	5,297
Income taxes, net	(27,929)	8,750	32,612
Other liabilities	(6,729)	(11,659)	21,252
Net cash provided by operating activities	1,212,606	933,024	983,888

Cash flows from investing activities:
Purchase of property and equipment	(550,077)	(225,081)	(479,325)
Proceeds from sale of property and equipment	19,548	3,690	5,686
Purchase of short-term investments	(359,389)	(360,160)	—
Proceeds from maturities of short-term investments	435,130	29,988	—
Other investing activities, net	(500)	(100)	—
Net cash used in investing activities	(455,288)	(551,663)	(473,639)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	99,923	—
Principal payments under debt agreements	—	(45,000)	—
Dividends paid	(92,366)	(71,023)	(54,552)
Payments for share repurchases	(536,465)	(364,057)	(240,960)
Forward contract for accelerated share repurchases	(62,500)	—	—
Other financing activities, net	(4,853)	(3,345)	(1,448)
Net cash used in financing activities	(696,184)	(383,502)	(296,960)

Increase (decrease) in cash and cash equivalents	61,134	(2,141)	213,289
Cash and cash equivalents at beginning of year	401,430	403,571	190,282
Cash and cash equivalents at end of year	$462,564	$401,430	$403,571

Income taxes paid	$352,826	$266,506	$157,290
Interest paid	$4,232	$5,686	$3,857
Capitalized interest	$2,655	$2,473	$3,128

Supplemental disclosure of noncash investing and financing activities:
Noncash purchases of property	$16,034	$—	$—

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

We have one operating segment and no single customer exceeds 6% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
In thousands)	2021	2020	2019
LTL services	$5,177,497	$3,961,054	$4,055,467
Other services	78,831	54,075	53,644
Total revenue	$5,256,328	$4,015,129	$4,109,111

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

Short-term Investments

The Company’s investments in certificates of deposit, U.S. government securities, and commercial paper with an original maturity of greater than three months have been classified and accounted for as trading securities, and are reported in “Short-term investments” on our Balance Sheets. These investments are measured at fair value each reporting period, with gains or losses recorded in “Non-operating expense (income)” on our Statements of Operations.

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

Depreciation expense was $259.9 million, $261.3 million and $253.7 million for 2021, 2020 and 2019, respectively.

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

Claims and insurance accruals reflect the Company’s estimated cost of claims for cargo loss and damage, BIPD, workers’ compensation, group health and group dental. These accruals include amounts for future claims development and claims incurred but not reported, which are primarily based on historical claims development experience. The related cost for cargo loss and damage and BIPD is charged to “Insurance and claims” on our Statements of Operations, while the related costs for workers’ compensation, group health and group dental are charged to “Salaries, wages and benefits” on our Statements of Operations.

Our liability for claims and insurance totaled $150.6 million and $139.6 million at December 31, 2021 and 2020, respectively. The long-term portions of those reserves were $88.7 million and $86.5 million for 2021 and 2020, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock, restricted stock, and performance-based restricted stock units which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense recognized for all share-based compensation awards, including cash-settled phantom shares, was $15.0 million, $14.3 million and $42.9 million during 2021, 2020, and 2019, respectively. The total tax benefit recognized related to these awards was ($2.9) million, ($3.8) million and ($10.8) million during 2021, 2020, and 2019, respectively.

Cash settled phantom stock awards are accounted for as a liability under ASC Topic 718 and changes in the fair value of our liability are recognized as compensation cost over the remaining requisite service period. Changes in the fair value of the liability that occur after the requisite service period are recognized as compensation cost during the period in which the changes occur. We remeasure the liability for the outstanding awards at the end of each reporting period and the compensation cost is based on the change in fair market value for each reporting period. As of December 31, 2021 and 2020, there were no unsettled phantom stock awards accounted for as a liability under the Phantom Plans, as defined in Note 8.

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

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $28.1 million, $19.0 million and $28.3 million for 2021, 2020 and 2019, respectively.

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

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective upon the termination of our $350.0 million repurchase program on May 29, 2020. On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of the 2020 Repurchase Program in January 2022.

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

On August 26, 2021, we entered into an accelerated share repurchase agreement (the “August 2021 ASR Agreement”) with a third-party financial institution. Under the August 2021 ASR Agreement, we paid the third-party financial institution $250.0 million and received an initial delivery of 655,365 shares of our common stock for $187.5 million, representing approximately 75% of the total value of shares to be received by us under the August 2021 ASR Agreement. At December 31, 2021, our repurchase programs had $2.02 billion remaining available, including $62.5 million that was deferred until final settlement occurred on the August 2021 ASR Agreement, leaving $1.96 billion remaining available and uncommitted. The August 2021 ASR Agreement was settled during January 2022, with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the August 2021 ASR Agreement, we repurchased 778,775 shares for $250.0 million.

The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial share delivery is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Statements of Changes in Shareholders’ Equity.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Note 2. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

	December 31,
(In thousands)	2021	2020
Senior notes	$99,947	$99,931
Revolving credit facility	—	—
Total long-term debt	99,947	99,931
Less: Current maturities	—	—
Total maturities due after one year	$99,947	$99,931

Note Agreement

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on November 21, 2019 (the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

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

There were $39.2 million and $42.1 million of outstanding letters of credit at December 31, 2021 and 2020, respectively.

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

Note 3. Leases

We lease certain assets under operating leases, which at December 31, 2021 primarily consist of real estate leases for certain service center locations and automotive leases for private passenger vehicles. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

The right-of-use assets and corresponding lease liabilities on our Balance Sheet represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options begin in 2022 and continue through 2033, and range from one to ten years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets, or corresponding lease liabilities.

Of our total lease liabilities, $14.0 million and $13.0 million are classified as current and are presented within “Other accrued liabilities,” and $88.8 million and $93.3 million are classified as non-current and is presented within “Other non-current liabilities,” on our Balance Sheet as of December 31, 2021 and 2020, respectively. Our right-of-use assets totaled $100.3 million and $104.4 million and are presented within “Other assets,” which is classified as long-term, on our Balance Sheet as of December 31, 2021 and 2020, respectively.

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of December 31, 2021, are as follows:

(In thousands)	Lease Payments (a)
2022	$16,909
2023	15,650
2024	13,480
2025	11,012
2026	10,734
Thereafter	53,463
Total lease payments	$121,248
Less: imputed interest	(18,459)
Total lease liabilities	$102,789

(a) Lease payments include lease extensions that are reasonably certain to be exercised.

The weighted average lease term for our operating leases was 9.0 years and 9.4 years at December 31, 2021 and 2020, respectively. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 3.0% and 3.1% as of December 31, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of our operating leases was $17.6 million and $14.5 million for the years ended December 31, 2021 and 2020, respectively. Aggregate expense under operating leases was $19.0 million, $16.0 million and $14.7 million for 2021, 2020 and 2019, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset. During the years ended December 31, 2021 and 2020, we added $12.2 million and $51.1 million of right-of-use assets, respectively, in exchange for new operating lease liabilities.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$253,084	$216,469	$152,836
State	70,799	53,224	42,438
	323,883	269,693	195,274
Deferred:
Federal	26,382	(35,372)	12,013
State	3,783	(5,639)	1,144
	30,165	(41,011)	13,157
Total provision for income taxes	$354,048	$228,682	$208,431

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Tax provision at statutory rate	$291,569	$189,287	$173,029
State income taxes, net of federal benefit	60,036	39,098	35,507
Other, net	2,443	297	(105)
Total provision for income taxes	$354,048	$228,682	$208,431

Deferred tax assets and liabilities, which are included in “Other assets” and “Deferred income taxes” on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Claims and insurance reserves	$30,773	$28,863
Accrued vacation	21,518	15,867
Deferred compensation	43,150	43,134
Other	21,349	29,451
Total deferred tax assets	116,790	117,315

Deferred tax liabilities:
Depreciation and amortization	(359,738)	(330,751)
Other	(4,293)	(3,640)
Total deferred tax liabilities	(364,031)	(334,391)
Net deferred tax liability	$(247,241)	$(217,076)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2018 through 2021. We also remain open to examination by various state tax jurisdictions for tax years 2017 through 2021.

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2021 and 2020. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

John R. Congdon, Jr., a member of our Board of Directors, is the cousin of David S. Congdon, Executive Chairman of our Board of Directors. Our employment agreement with David S. Congdon is incorporated by reference as an exhibit to this Annual Report on Form 10-K. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Full-time employees meeting certain eligibility requirements are automatically enrolled in our 401(k) employee retirement plan, unless the employee elects not to defer any compensation. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2021, 2020 and 2019 were $102.0 million, $65.4 million and $60.4 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $95.2 million and $84.2 million at December 31, 2021 and 2020, respectively, of which $90.4 million and $79.1 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2021 and 2020, respectively.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Weighted average shares outstanding - basic	115,651,411	117,737,180	120,414,218
Dilutive effect of share-based awards	758,578	756,023	195,381
Weighted average shares outstanding - diluted	116,409,989	118,493,203	120,609,599

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

Restricted Stock Awards

During 2021, 2020 and 2019, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards generally vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2021	139,863	$121.53
Granted	49,969	213.55
Vested	(71,426)	116.49
Forfeited	(2,830)	156.77
Unvested at December 31, 2021	115,576	$163.57

The weighted average grant date fair value per restricted stock award granted during fiscal years 2021, 2020 and 2019 was $213.55, $149.38 and $96.59, respectively. The total fair value of vested restricted stock awards for fiscal year 2021, 2020 and 2019 was $15.6 million, $11.9 million and $7.3 million, respectively. At December 31, 2021, the Company had $9.6 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.6 years.

Performance-Based Restricted Stock Units

During 2021, 2020 and 2019 we granted performance-based restricted stock units (“PBRSUs”) to selected employees under the Stock Incentive Plan. The PBRSUs are earned based on the achievement of stated Company performance metrics over a one-year performance period. One-third of the earned PBRSUs vest following the end of the one-year performance period if the performance metrics are satisfied, with an additional one-third of the PBRSUs vesting on each of the next two grant date anniversaries. Earned PBRSUs are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested PBRSUs are generally forfeited if minimum threshold performance targets are not achieved or upon termination of employment. The unvested PBRSUs do not include voting rights or dividend participation rights.

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

The following table summarizes our activity for PBRSUs for employees during 2021:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2021	31,072	$146.29
Granted (a)	37,288	204.84
Vested	(10,353)	146.29
Forfeited	—	—
Unvested at December 31, 2021	58,007	$183.93
(a)

PBRSUs earned may range from zero to 200% of the target award. Actual PBRSUs earned for the 2021 performance period, as determined by the Compensation Committee, were equal to 200% of the target amount.

At December 31, 2021, the Company had $3.8 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested PBRSUs that are expected to be recognized over a weighted average period of 1.9 years.

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

On May 16, 2005, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Phantom Stock Plan, as amended on January 1, 2009, May 18, 2009, May 17, 2011, January 29, 2015 and December 16, 2019 (the “2005 Phantom Stock Plan” and, together with the 2012 Phantom Stock Plan, the “Employee Phantom Plans”). The 2005 Phantom Stock Plan expired in May 2012; however, grants under the 2005 Phantom Stock Plan remain outstanding. Each share of phantom stock awarded to eligible employees under the 2005 Phantom Stock Plan represents a contractual right to receive an amount in cash or common stock equal to the fair market value of a share of our common stock on the settlement date, which generally is the earlier of the eligible employee’s (i) termination from the Company after reaching 55 years of age (with respect to the cash settlement option), (ii) death, or (iii) total disability. Awards are settled in cash or common stock after the required vesting period has been satisfied and upon termination of employment.

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

On December 16, 2019, our Board of Directors approved, and the Company adopted, certain amendments to the Employee Phantom Plans. The amendments permit settlement of outstanding phantom stock awards in shares of the Company’s common stock in lieu of cash settlement, among other administrative changes. For employees who elected to amend their phantom stock awards under the Employee Phantom Plans and settle awards in common stock, the amended award agreements also provide for waivers of the age 65 and age 55 vesting provisions required by the 2012 Phantom Stock Plan and the 2005 Phantom Stock Plan, respectively.

Director Plan

On May 28, 2008, our Board of Directors approved, and the Company adopted, the Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended on April 1, 2011, February 20, 2014, August 7, 2014, February 25, 2016 and December 16, 2019 (the “Director Phantom Stock Plan” and together with the Employee Phantom Plans, the “Phantom Plans”). Under the Director Phantom Stock Plan, each eligible non-employee director was granted an annual award of phantom shares. Our Board of Directors approved the initial grant under this plan at its May 2008 meeting and authorized the subsequent annual grants to be made thereafter. For each vested phantom share, participants are entitled to an amount in cash or common stock equal to the fair market value of the award on the date that service as a director terminates for any reason. All Director Phantom Stock Plan awards are fully vested. Our shareholders approved the Stock Incentive Plan at our 2016 Annual Meeting of Shareholders; as a result, no phantom shares have been granted under the Phantom Plans since such approval.

On December 16, 2019, our Board of Directors approved, and the Company adopted, certain amendments to the Director Phantom Stock Plan. The amendments permit settlement of outstanding phantom stock awards in shares of the Company’s common stock in lieu of cash settlement, among other administrative changes.

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

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2021 for the Phantom Plans is provided below. There were no shares granted, settled or forfeited during 2021.

	Employee Phantom Plans	Director Phantom Stock Plan	Total
Balance of shares outstanding at December 31, 2021 and 2020	532,890	81,106	613,996

All phantom shares outstanding at December 31, 2021 relate to modified awards. Of these outstanding awards, 612,274 phantom shares were vested at December 31, 2021 with a weighted average grant date fair value per share of $120.43. The remaining phantom shares are unvested and have a weighted average grant date fair value per share of $114.76. There were no unsettled phantom stock awards accounted for as a liability under the Phantom Plans as of December 31, 2021.

While the Stock Incentive Plan currently serves as our primary equity plan, the terms of the Phantom Plans and related award agreements will continue to govern all awards granted under the Phantom Plans until such awards have been settled, forfeited, canceled or have otherwise expired or terminated.

Note 9. Fair Value Measurements

Short-term investments

A summary of the fair value of our short-term investments as of December 31, 2021 and December 31, 2020 is shown in the tables below.

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Certificates of deposit	$40,014	$—	$40,014	$—
U.S. government securities	—	—	—	—
Commercial paper	214,419	—	214,419	—
	$254,433	$—	$254,433	$—

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
Certificates of deposit	$75,032	$—	$75,032	$—
U.S. government securities	125,379	125,379	—	—
Commercial paper	129,863	—	129,863	—
	$330,274	$125,379	$204,895	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term debt

The carrying value of our total long-term debt, including current maturities, was $99.9 million at December 31, 2021 and 2020. The estimated fair value of our total long-term debt, including current maturities, was $104.5 million and $105.4 million at December 31, 2021 and 2020, respectively. The fair value measurement of our senior notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, as well as the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

The liability for claims and insurance totaled $150.6 million at December 31, 2021, and the majority of this amount represents the self-insurance reserves for BIPD and workers’ compensation claims. The long-term portion of this liability was $88.7 million, which was included in “Other non-current liabilities”, and the remainder was included in “Claims and insurance accruals” on the Company’s Balance Sheets.

As described in Note 1 to the financial statements, claims and insurance accruals include the estimated cost of claims for BIPD and workers' compensation. These accruals include estimates for both future claims development on reported claims as well as claims incurred but not yet reported. The Company uses historical claims experience, known trends and third-party actuarial estimates to determine the liabilities for each of the BIPD and workers’ compensation reserves.  These analyses are complex and require significant judgment as the models utilize multiple valuation methods and reflect subjective assumptions, including 1) the weighting of such methods, 2) the loss ratio, 3) the loss trend factor, and 4) the loss development factor, among other assumptions.

How We Addressed the Matter in Our Audit

We identified and tested internal controls over management’s review of the estimate for self-insurance reserves for BIPD and workers’ compensation claims, including controls over the completeness and accuracy of data inputs used in the Company’s third-party calculations, the assumptions and reserve calculations, as well as management’s evaluation of service organization controls and user controls over certain of the Company’s claims data that is managed by a third-party administrator.

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

February 23, 2022

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

b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2021, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 23, 2022, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 23, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2022 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2022 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2022 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2022 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2022 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2021 and December 31, 2020

Statements of Operations – Years ended December 31, 2021, December 31, 2020 and December 31, 2019

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2021, December 31, 2020 and December 31, 2019

Statements of Cash Flows – Years ended December 31, 2021, December 31, 2020 and December 31, 2019

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

(a)(2)  Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2019	$3,632	$2,113	$2,248	$3,497
2020	$3,497	$3,248	$2,650	$4,095
2021	$4,095	$3,773	$1,829	$6,039

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

FOR YEAR ENDED DECEMBER 31, 2021

Exhibit No.	Description

3.1.1

Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.1.3

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020)

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (as amended through May 19, 2021) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2021)

4.1

Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 7, 2018)

4.14

Second Amended and Restated Credit Agreement, dated November 21, 2019, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 21, 2019)

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

Exhibit No.	Description

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

10.18.15*	Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2022 Annual Meeting of Shareholders

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

10.23.4*	Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Employees)

10.23.5*	Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (Employees)

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2021 and 2020, (ii) the Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) the Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) the Notes to the Financial Statements

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL

*	Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 23, 2022	By:	/s/ GREG C. GANTT
Greg C. Gantt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 23, 2022
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 23, 2022
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 23, 2022
John R. Congdon, Jr.

/s/ BRADLEY R. GABOSCH	Director	February 23, 2022
Bradley R. Gabosch

/s/ PATRICK D. HANLEY	Director	February 23, 2022
Patrick D. Hanley

/s/ JOHN D. KASARDA	Director	February 23, 2022
John D. Kasarda

/s/ WENDY T. STALLINGS	Director	February 23, 2022
Wendy T. Stallings

/s/ THOMAS A. STITH, III	Director	February 23, 2022
Thomas A. Stith, III

/s/ LEO H. SUGGS	Director	February 23, 2022
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 23, 2022
D. Michael Wray
/s/ GREG C. GANTT	President, Chief Executive Officer and Director	February 23, 2022
Greg C. Gantt	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 23, 2022
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ KIMBERLY S. MAREADY	Vice President – Accounting and Finance	February 23, 2022
Kimberly S. Maready	(Principal Accounting Officer)