Form 10-Q
period 2022-03-31
OLD DOMINION FREIGHT LINE, INC.
filed 2022-05-04
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022 there were 113,353,760 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2022	December 31,
(In thousands, except share and per share data)	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$262,122	$462,564
Short-term investments	279,183	254,433
Customer receivables, less allowances of $12,118 and $9,855, respectively	669,042	567,474
Income taxes receivable	—	19,218
Other receivables	12,347	12,410
Prepaid expenses and other current assets	58,263	67,688
Total current assets	1,280,957	1,383,787

Property and equipment:
Revenue equipment	2,156,600	2,146,205
Land and structures	2,508,592	2,463,949
Other fixed assets	530,304	512,340
Leasehold improvements	13,486	13,131
Total property and equipment	5,208,982	5,135,625
Accumulated depreciation	(1,983,674)	(1,919,939)
Net property and equipment	3,225,308	3,215,686

Other assets	216,385	222,071
Total assets	$4,722,650	$4,821,544

Note: The Condensed Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2022	December 31,
(In thousands, except share and per share data)	(Unaudited)	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,850	$82,519
Compensation and benefits	223,096	257,905
Claims and insurance accruals	63,229	61,822
Other accrued liabilities	91,135	61,988
Income taxes payable	83,286	—
Total current liabilities	578,596	464,234

Long-term liabilities:
Long-term debt	99,951	99,947
Other non-current liabilities	292,078	328,838
Deferred income taxes	248,718	248,718
Total long-term liabilities	640,747	677,503
Total liabilities	1,219,343	1,141,737

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 113,761,155 and 115,011,172 shares outstanding at March 31, 2022 and December 31, 2021, respectively	11,376	11,501
Capital in excess of par value	133,172	174,445
Retained earnings	3,358,759	3,493,861
Total shareholders’ equity	3,503,307	3,679,807
Total liabilities and shareholders’ equity	$4,722,650	$4,821,544

Note: The Condensed Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2022	2021
Revenue from operations	$1,497,280	$1,126,515

Operating expenses:
Salaries, wages and benefits	680,189	545,659
Operating supplies and expenses	191,357	124,156
General supplies and expenses	35,513	31,168
Operating taxes and licenses	35,076	31,266
Insurance and claims	16,107	12,922
Communications and utilities	9,876	8,196
Depreciation and amortization	67,340	63,987
Purchased transportation	52,500	34,714
Miscellaneous expenses, net	3,704	4,790
Total operating expenses	1,091,662	856,858

Operating income	405,618	269,657

Non-operating expense (income):
Interest expense	73	507
Interest income	(129)	(286)
Other expense, net	605	128
Total non-operating expense	549	349

Income before income taxes	405,069	269,308

Provision for income taxes	105,318	69,949

Net income	$299,751	$199,359

Earnings per share:
Basic	$2.62	$1.71
Diluted	$2.60	$1.70

Weighted average shares outstanding:
Basic	114,418,703	116,497,893
Diluted	115,172,776	117,255,740

Dividends declared per share	$0.30	$0.20

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total
Balance as of December 31, 2021	$11,501	$174,445	$3,493,861	$3,679,807
Net income	—	—	299,751	299,751
Share repurchases, including settlements under accelerated share repurchase programs	(127)	62,500	(400,725)	(338,352)
Forward contract for accelerated share repurchases	—	(100,000)	—	(100,000)
Cash dividends declared	—	—	(34,128)	(34,128)
Share-based compensation and share issuances, net of forfeitures	5	4,286	—	4,291
Taxes paid in exchange for shares withheld	(3)	(8,059)	—	(8,062)
Balance as of March 31, 2022	$11,376	$133,172	$3,358,759	$3,503,307

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total
Balance as of December 31, 2020	$11,706	$226,451	$3,088,131	$3,326,288
Net income	—	—	199,359	199,359
Share repurchases	(113)	—	(240,102)	(240,215)
Forward contract for accelerated share repurchases	—	(68,750)	—	(68,750)
Cash dividends declared	—	—	(23,193)	(23,193)
Share-based compensation and share issuances, net of forfeitures	5	2,964	—	2,969
Taxes paid in exchange for shares withheld	(2)	(4,539)	—	(4,541)
Balance as of March 31, 2021	$11,596	$156,126	$3,024,195	$3,191,917

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$299,751	$199,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,344	63,991
(Gain) Loss on disposal of property and equipment	(1,205)	603
Other, net	8,115	6,124
Changes in operating assets and liabilities, net	14,720	40,231
Net cash provided by operating activities	388,725	310,308

Cash flows from investing activities:
Purchase of property and equipment	(93,713)	(50,953)
Proceeds from sale of property and equipment	10,455	7,656
Purchase of short-term investments	(75,162)	(89,965)
Proceeds from maturities of short-term investments	49,966	110,190
Net cash used in investing activities	(108,454)	(23,072)

Cash flows from financing activities:
Payments for share repurchases	(338,352)	(240,215)
Forward contract for accelerated share repurchases	(100,000)	(68,750)
Dividends paid	(34,196)	(23,232)
Other financing activities, net	(8,165)	(4,569)
Net cash used in financing activities	(480,713)	(336,766)

Decrease in cash and cash equivalents	(200,442)	(49,530)
Cash and cash equivalents at beginning of period	462,564	401,430
Cash and cash equivalents at end of period	$262,122	$351,900

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
	Three Months Ended
	March 31,
(In thousands)	2022	2021
LTL services	$1,475,781	$1,109,622
Other services	21,499	16,893
Total revenue from operations	$1,497,280	$1,126,515

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2022.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in this Form 10-Q.

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

We entered into accelerated share repurchase agreements with a third-party financial institution on each of February 25, 2021 (the “February 2021 ASR Agreement”), August 26, 2021 (the “August 2021 ASR Agreement”) and February 24, 2022 (the “February 2022 ASR Agreement”).

Under the February 2021 ASR Agreement, we made a prepayment of $275.0 million to the financial institution and received an initial delivery of 960,330 shares of our common stock valued at $206.3 million. The remaining balance of $68.7 million was settled during the third quarter of 2021, with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the February 2021 ASR Agreement, we repurchased 1,101,046 shares for $275.0 million.

Under the August 2021 ASR Agreement, we made a prepayment of $250.0 million to the financial institution and received an initial delivery of 655,365 shares of our common stock valued at $187.5 million. The remaining balance of $62.5 million was settled during the first quarter of 2022, with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the August 2021 ASR Agreement, we repurchased 778,775 shares for $250.0 million.

Under the February 2022 ASR Agreement, we paid the third-party financial institution $400.0 million and received an initial delivery of 1,018,157 shares of our common stock for $300.0 million, representing approximately 75% of the total value of shares to be received by us under the February 2022 ASR Agreement. The remaining balance of $100.0 million was settled during April 2022, with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the February 2022 ASR Agreement, we repurchased 1,390,966 shares for $400.0 million.

The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial share delivery is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Balance Sheets.

During the three months ended March 31, 2022, we utilized cash of $438.4 million for repurchases of shares in the open market and under the February 2022 ASR Agreement. We received total shares of 1,273,060 during the first quarter of 2022, including 123,410 shares for the settlement of the August 2021 ASR Agreement. At March 31, 2022, we had $1.62 billion remaining available under the 2021 Repurchase Program, including $100.0 million that was deferred until final settlement occurred on the February 2022 ASR Agreement, leaving $1.52 billion remaining available and uncommitted.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021
Weighted average shares outstanding - basic	114,418,703	116,497,893
Dilutive effect of share-based awards	754,073	757,847
Weighted average shares outstanding - diluted	115,172,776	117,255,740

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Senior notes	$99,951	$99,947
Revolving credit facility	—	—
Total long-term debt	99,951	99,947
Less: Current maturities	—	—
Total maturities due after one year	$99,951	$99,947

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”) or Note Agreement.

Credit Agreement

On November 21, 2019, we entered into the Credit Agreement. The Credit Agreement provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. Of the $250.0 million line of credit commitments under the Credit Agreement, up to $100.0 million may be used for letters of credit.

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

There were $40.8 million and $39.2 million of outstanding letters of credit at March 31, 2022 and December 31, 2021, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of March 31, 2022 and December 31, 2021 is shown in the tables below.

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2022
Certificates of deposit	$40,034	$—	$40,034	$—
Commercial paper	239,149	—	239,149	—
	$279,183	$—	$279,183	$—

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Certificates of deposit	$40,014	$—	$40,014	$—
Commercial paper	214,419	—	214,419	—
	$254,433	$—	$254,433	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term Debt

The carrying value of our total long-term debt was $100.0 million and $99.9 million at March 31, 2022 and December 31, 2021, respectively. The estimated fair value of our total long-term debt was $98.1 million and $104.5 million at March 31, 2022 and December 31, 2021, respectively. The fair value measurement of our senior note was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2022	2021
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	45.4	48.4
Operating supplies and expenses	12.8	11.0
General supplies and expenses	2.4	2.8
Operating taxes and licenses	2.3	2.8
Insurance and claims	1.1	1.2
Communications and utilities	0.7	0.7
Depreciation and amortization	4.5	5.7
Purchased transportation	3.5	3.1
Miscellaneous expenses, net	0.2	0.4
Total operating expenses	72.9	76.1

Operating income	27.1	23.9

Interest (income) expense, net	(0.0)	0.0
Other expense, net	0.1	0.0

Income before income taxes	27.0	23.9

Provision for income taxes	7.0	6.2

Net income	20.0%	17.7%

Key financial and operating metrics for the three-month periods ended March 31, 2022 and 2021 are presented below:

	Three Months Ended
	March 31,
	2022	2021	% Change
Work days	64	63	1.6%
Revenue (in thousands)	$1,497,280	$1,126,515	32.9%
Operating ratio	72.9%	76.1%
Net income (in thousands)	$299,751	$199,359	50.4%
Diluted earnings per share	$2.60	$1.70	52.9%
LTL tons (in thousands)	2,653	2,332	13.8%
LTL tonnage per day	41,454	37,010	12.0%
LTL shipments (in thousands)	3,340	2,904	15.0%
LTL shipments per day	52,190	46,090	13.2%
LTL weight per shipment (lbs.)	1,589	1,606	(1.1)%
LTL revenue per hundredweight	$28.13	$23.96	17.4%
LTL revenue per shipment	$446.86	$384.76	16.1%
Average length of haul (miles)	939	928	1.2%

Our financial results for the first quarter of 2022 include Company record revenue and diluted earnings per share. The 32.9% increase in revenue to $1.5 billion reflects higher shipment volumes and further improvements in our yield, both of which were supported by a favorable domestic economy. We believe these increases were driven by the continued demand for our superior service at a fair price and our available network capacity. The increased freight density and operating leverage created by our robust revenue growth, coupled with our ongoing focus on controlling discretionary spending, created a 320 basis-point improvement in our operating ratio to 72.9% for the first quarter of 2022 as compared to the first quarter of 2021. As a result, our net income and diluted earnings per share increased by 50.4% and 52.9%, respectively, for the first quarter of 2022 as compared to the same quarter last year.

Revenue

Revenue increased $370.8 million, or 32.9%, during the first quarter of 2022 as compared to the first quarter of 2021, due primarily to increases in LTL tons and LTL revenue per hundredweight. The increase in LTL tons during the first quarter of 2022 was due to higher LTL shipment volumes that were partially offset by a slight decrease in LTL weight per shipment as compared to the first quarter of 2021. We believe the increase in LTL tons was supported by a favorable domestic economy and our continued focus on providing our customers with superior service at a fair price.

LTL revenue per hundredweight increased 17.4% in the first quarter of 2022 as compared to the first quarter of 2021. We believe this increase in LTL revenue per hundredweight was driven by our ongoing commitment to our long-term yield management strategy, which is focused on obtaining price increases necessary to offset our cost inflation and support our regular investments in capacity and technology. Our LTL revenue and yield were also higher due to an increase in fuel surcharges resulting from higher diesel fuel prices in the first quarter of 2022 as compared to the same prior-year period. Excluding fuel surcharges, LTL revenue per hundredweight increased 10.0% in the first quarter of 2022 compared to the first quarter of 2021.

April 2022 Update

Revenue per day increased 29.1% in April 2022 compared to the same month last year. LTL tons per day increased 6.4%, primarily due to a 6.4% increase in LTL shipments per day, while LTL weight per shipment remained consistent as compared to the same month last year. LTL revenue per hundredweight increased approximately 21.5% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased approximately 9.7% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $134.5 million, or 24.7%, in the first quarter of 2022 as compared to the first quarter of 2021, due to a $95.6 million, or 23.3%, increase in salaries and wages and a $38.9 million, or 28.6%, increase in employee benefit costs. The increase in salaries and wages was primarily due to the 18.5% increase in the average number of full-time employees compared to the prior-year quarter. We believe our full-time employee count will continue to increase as we hire additional employees to balance our workforce with growing demand and shipment trends. Salaries and wages also increased as a result of an annual wage increase provided to our employees in September 2021, as well as higher performance-based and discretionary bonus compensation.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 24.3% in the first quarter of 2022 as compared to 26.3% in the first quarter of 2021. The improvement in our productive labor costs, as a percentage of revenue, reflects continued operating efficiencies provided by the increased freight density across our network of service centers, as well as the leveraging effect of the increases in yield. While we operated with great efficiency during the first quarter, we experienced a decline in our platform shipments per hour as we continued to onboard and train our new employees. Our other salaries and wages as a percent of revenue also decreased to 9.4% in the first quarter of 2022 as compared to 10.0% in the first quarter of 2021.

The increase in employee benefit costs reflects the impact of the increase in the number of full-time employees eligible for our benefits. Our employee benefit costs increased due to increases in certain retirement benefits costs directly linked to our net income and higher costs per claim for employee group health benefits. As a result of these cost increases, our employee benefit costs as a percent of salaries and wages increased to 34.6% in 2022 from 33.2% in 2021.

Operating supplies and expenses increased $67.2 million, or 54.1%, in the first quarter of 2022 as compared to the first quarter of 2021, due primarily to an increase in our costs for diesel fuel used in our vehicles, as well as other petroleum-based products. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 65.9% in the first quarter of 2022 as compared to the first quarter of 2021. In addition, our gallons consumed increased 13.3% in the first quarter of 2022 as compared to the first quarter of 2021 due to a 13.2% increase in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses decreased slightly as a percent of revenue between the periods compared.

Depreciation and amortization costs increased $3.4 million, or 5.2%, in the first quarter of 2022 as compared to the first quarter of 2021, due primarily to the assets acquired as part of our 2021 capital expenditure program. We believe depreciation costs will increase in future periods based on our 2022 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense increased $17.8 million, or 51.2%, in the first quarter of 2022 as compared to the first quarter of 2021. The increase in purchased transportation expense is due to higher utilization of third-party transportation providers in our domestic linehaul network to supplement our equipment and our workforce as demand for our services increased. We expect to continue to utilize purchased transportation until the capacity of our workforce and our fleet can fully support our anticipated growth.

Our effective tax rate for both the first quarter of 2022 and first quarter of 2021 was 26.0%. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash and cash equivalents at beginning of period	$462,564	$401,430
Cash flows provided by (used in):
Operating activities	388,725	310,308
Investing activities	(108,454)	(23,072)
Financing activities	(480,713)	(336,766)
Decrease in cash and cash equivalents	(200,442)	(49,530)
Cash and cash equivalents at end of period	$262,122	$351,900

The change in our cash flows provided by operating activities during the first quarter of 2022 as compared to the first quarter of 2021 was impacted by our increase in income before taxes of $135.8 million. This increase was partially offset by fluctuations in certain working capital accounts, primarily accounts receivable and other liabilities.

The change in our cash flows used in investing activities during the first quarter of 2022 as compared to the first quarter of 2021 was impacted by the timing of maturities of short-term investments, as well as an increase in our capital expenditure plan for 2022 and the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below in “Capital Expenditures”.

The change in our cash flows used in financing activities during the first quarter of 2022 as compared to the first quarter of 2021 was due primarily to increased payments under our share repurchase programs, as well as an increase in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”.

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the three-month period ended March 31, 2022 and the years ended December 31, 2021 and 2020:

	March 31,	December 31,
(In thousands)	2022	2021	2020
Land and structures	$55,793	$252,155	$181,221
Tractors	1,444	130,772	17,518
Trailers	9,372	140,595	2,151
Technology	8,837	17,139	11,925
Other equipment and assets	10,767	25,450	12,266
Proceeds from sales	(10,455)	(19,548)	(3,690)
Total	$75,758	$546,563	$221,391

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

At March 31, 2022, our stock repurchase program had $1.62 billion remaining available, including $100.0 million that was deferred until final settlement occurred on the February 2022 ASR Agreement in April 2022, leaving $1.52 billion remaining available and uncommitted.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.30 per share for the first quarter of 2022 and declared a cash dividend of $0.20 per share for each quarter of 2021.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, short-term investments, and, if needed, borrowings under our Credit Agreement or Note Agreement.

Financing Agreements

Senior Note Agreement

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2022	2021
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(40,836)	(39,169)
Available borrowing capacity	$209,164	$210,831

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2022.

We do not anticipate financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement and Note Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

The interest rate is fixed on the Note Agreement. Therefore, short-term exposure to fluctuations in interest rates is limited to our Credit Agreement. We do not currently use interest rate derivative instruments to management exposure to interest rate changes.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021 that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following, many of which are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the COVID-19 pandemic:

•	the challenges associated with executing our growth strategy, and developing, marketing and consistently delivering high-quality services that meet customer expectations;
•	various risks related to public health epidemics, pandemics and similar outbreaks, including the continuing impact of the COVID-19 pandemic;
•	changes in our relationships with significant customers;
•

our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation and healthcare, increased self-insured retention or deductible levels or premiums for excess coverage, and claims in excess of insured coverage levels;

•	the availability and cost of new equipment, including regulatory changes and supply constraints that could impact the cost of these assets;
•	the availability and cost of third-party transportation used to supplement our workforce and equipment needs;
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
•

increases in the cost of employee compensation and benefit packages used to address general labor market challenges and to attract or retain qualified employees, including drivers and maintenance technicians;

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

•	the costs and potential adverse impact of compliance with, or violations of, current and future rules issued by the Department of Transportation, the FMCSA and other regulatory agencies;
•	the costs and potential liabilities related to compliance with, or violations of, existing or future governmental laws and regulations, including environmental laws;
•	the effects of legal, regulatory or market responses to climate change concerns;
•	the increase in costs associated with healthcare legislation and other mandated benefits;
•	the costs and potential liabilities related to legal proceedings and claims, governmental inquiries, notices and investigations;
•	the impact of changes in tax laws, rates, guidance and interpretations;
•	the concentration of our stock ownership with the Congdon family;
•	the ability or the failure to declare future cash dividends;
•	fluctuations in the amount and frequency of our stock repurchases;

•	volatility in the market value of our common stock;
•	the impact of certain provisions in our articles of incorporation, bylaws, and Virginia law that could discourage, delay or prevent a change in control of us or a change in our management; and
•	other risks and uncertainties described in our most recent Annual Report on Form 10-K and other filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2022:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - 31, 2022 (1) (2)	124,278	$505.41	123,410	$1,956,268,862
February 1 - 28, 2022 (3) (4)	1,175,902	$294.33	1,149,650	$1,617,917,198
March 1 - 31, 2022	-	$-	-	$1,617,917,198
Total	1,300,180	$314.50	1,273,060
(1)

The total number of shares purchased includes the final settlement of 123,410 shares of our common stock under the August 2021 ASR Agreement. The final number of shares received was based on the daily volume-weighted average share price during the term of agreement, less a negotiated discount. Under the August 2021 ASR Agreement, we repurchased 778,775 shares for $250.0 million, at an average price of $321.02 per share.

(2)

This amount includes 868 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee equity awards granted under our 2016 Stock Incentive Plan.

(3)

The total number of shares purchased includes the initial delivery of 1,018,157 shares of our common stock under the February 2022 ASR Agreement, representing approximately 75% of the total value of shares to be received by us under the agreement. The remaining balance was settled during April 2022, with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the February 2022 ASR Agreement, we repurchased 1,390,966 shares for $400.0 million, at an average price of $287.57 per share.

(4)

This amount includes 26,252 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee equity awards granted under our 2016 Stock Incentive Plan.

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of the 2020 Repurchase Program in January 2022. Under our repurchase program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 4, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2022 and December 31, 2021, (ii) the Condensed Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and 2021, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 4, 2022	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 4, 2022	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)