Form 10-Q
period 2022-06-30
OLD DOMINION FREIGHT LINE, INC.
filed 2022-08-03
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 2, 2022 there were 111,773,874 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2022	December 31,
(In thousands, except share and per share data)	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$196,134	$462,564
Short-term investments	224,391	254,433
Customer receivables, less allowances of $11,855 and $9,855, respectively	680,096	567,474
Income taxes receivable	8,606	19,218
Other receivables	12,665	12,410
Prepaid expenses and other current assets	87,198	67,688
Total current assets	1,209,090	1,383,787

Property and equipment:
Revenue equipment	2,248,493	2,146,205
Land and structures	2,618,098	2,463,949
Other fixed assets	543,806	512,340
Leasehold improvements	13,486	13,131
Total property and equipment	5,423,883	5,135,625
Accumulated depreciation	(2,045,151)	(1,919,939)
Net property and equipment	3,378,732	3,215,686

Other assets	206,045	222,071
Total assets	$4,793,867	$4,821,544

Note: The Condensed Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2022	December 31,
(In thousands, except share and per share data)	(Unaudited)	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,480	$82,519
Compensation and benefits	264,070	257,905
Claims and insurance accruals	65,241	61,822
Other accrued liabilities	92,510	61,988
Income taxes payable	49,877	—
Current maturities of long-term debt	20,000	—
Total current liabilities	628,178	464,234

Long-term liabilities:
Long-term debt	79,955	99,947
Other non-current liabilities	281,187	328,838
Deferred income taxes	248,718	248,718
Total long-term liabilities	609,860	677,503
Total liabilities	1,238,038	1,141,737

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 112,236,107 and 115,011,172 shares outstanding at June 30, 2022 and December 31, 2021, respectively	11,224	11,501
Capital in excess of par value	236,991	174,445
Retained earnings	3,307,614	3,493,861
Total shareholders’ equity	3,555,829	3,679,807
Total liabilities and shareholders’ equity	$4,793,867	$4,821,544

Note: The Condensed Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue from operations	$1,667,448	$1,319,409	$3,164,728	$2,445,924

Operating expenses:
Salaries, wages and benefits	705,710	611,518	1,385,899	1,157,177
Operating supplies and expenses	236,712	137,577	428,069	261,733
General supplies and expenses	39,116	34,427	74,629	65,595
Operating taxes and licenses	34,952	33,256	70,028	64,522
Insurance and claims	16,964	14,983	33,071	27,905
Communications and utilities	9,898	8,390	19,774	16,586
Depreciation and amortization	68,310	63,947	135,650	127,934
Purchased transportation	42,681	43,927	95,181	78,641
Miscellaneous expenses, net	4,400	5,340	8,104	10,130
Total operating expenses	1,158,743	953,365	2,250,405	1,810,223

Operating income	508,705	366,044	914,323	635,701

Non-operating expense (income):
Interest expense	213	465	286	972
Interest income	(471)	(196)	(600)	(482)
Other expense, net	750	1,387	1,355	1,515
Total non-operating expense	492	1,656	1,041	2,005

Income before income taxes	508,213	364,388	913,282	633,696

Provision for income taxes	132,135	94,812	237,453	164,761

Net income	$376,078	$269,576	$675,829	$468,935

Earnings per share:
Basic	$3.33	$2.33	$5.94	$4.04
Diluted	$3.30	$2.31	$5.90	$4.01

Weighted average shares outstanding:
Basic	113,079,035	115,820,522	113,744,878	116,157,336
Diluted	113,805,149	116,561,242	114,484,894	116,906,572

Dividends declared per share	$0.30	$0.20	$0.60	$0.40

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2021	115,011	$11,501	$174,445	$3,493,861	$3,679,807
Net income	—	—	—	299,751	299,751
Share repurchases, including settlements under accelerated share repurchase programs	(1,273)	(127)	62,500	(400,725)	(338,352)
Forward contract for accelerated share repurchases	—	—	(100,000)	—	(100,000)
Cash dividends declared	—	—	—	(34,128)	(34,128)
Share-based compensation and share issuances, net of forfeitures	50	5	4,286	—	4,291
Taxes paid in exchange for shares withheld	(27)	(3)	(8,059)	—	(8,062)
Balance as of March 31, 2022	113,761	$11,376	$133,172	$3,358,759	$3,503,307
Net income	—	—	—	376,078	376,078
Share repurchases, including settlements under accelerated share repurchase programs	(1,530)	(153)	100,000	(393,365)	(293,518)
Cash dividends declared	—	—	—	(33,858)	(33,858)
Share-based compensation and share issuances, net of forfeitures	5	1	3,881	—	3,882
Taxes paid in exchange for shares withheld	—	—	(62)	—	(62)
Balance as of June 30, 2022	112,236	$11,224	$236,991	$3,307,614	$3,555,829

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2020	117,058	$11,706	$226,451	$3,088,131	$3,326,288
Net income	—	—	—	199,359	199,359
Share repurchases	(1,127)	(113)	—	(240,102)	(240,215)
Forward contract for accelerated share repurchases	—	—	(68,750)	—	(68,750)
Cash dividends declared	—	—	—	(23,193)	(23,193)
Share-based compensation and share issuances, net of forfeitures	55	5	2,964	—	2,969
Taxes paid in exchange for shares withheld	(21)	(2)	(4,539)	—	(4,541)
Balance as of March 31, 2021	115,965	$11,596	$156,126	$3,024,195	$3,191,917
Net income	—	—	—	269,576	269,576
Share repurchases	(160)	(16)	—	(39,984)	(40,000)
Cash dividends declared	—	—	—	(23,194)	(23,194)
Share-based compensation and share issuances, net of forfeitures	5	1	4,078	—	4,079
Balance as of June 30, 2021	115,810	$11,581	$160,204	$3,230,593	$3,402,378

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$675,829	$468,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,658	127,942
(Gain) Loss on disposal of property and equipment	(2,061)	701
Other, net	15,649	15,352
Changes in operating assets and liabilities, net	(9,022)	(104,639)
Net cash provided by operating activities	816,053	508,291

Cash flows from investing activities:
Purchase of property and equipment	(323,063)	(206,109)
Proceeds from sale of property and equipment	18,928	15,512
Purchase of short-term investments	(99,997)	(89,965)
Proceeds from maturities of short-term investments	129,884	255,072
Net cash used in investing activities	(274,248)	(25,490)

Cash flows from financing activities:
Payments for share repurchases	(731,870)	(280,215)
Forward contract for accelerated share repurchases	—	(68,750)
Dividends paid	(68,035)	(46,408)
Other financing activities, net	(8,330)	(4,654)
Net cash used in financing activities	(808,235)	(400,027)

(Decrease) Increase in cash and cash equivalents	(266,430)	82,774
Cash and cash equivalents at beginning of period	462,564	401,430
Cash and cash equivalents at end of period	$196,134	$484,204

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
LTL services	$1,644,659	$1,299,760	$3,120,440	$2,409,382
Other services	22,789	19,649	44,288	36,542
Total revenue from operations	$1,667,448	$1,319,409	$3,164,728	$2,445,924

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2022.

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

We entered into accelerated share repurchase agreements with a third-party financial institution on each of February 25, 2021, August 26, 2021 and February 24, 2022. The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Balance Sheets. The Company's accelerated share repurchase agreements are each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity for the six months ended June 30, 2022 and 2021.

		Agreement
Agreement	Settlement	Amount	Initial Shares	Shares Received	Total Shares
Date	Date	(In millions)	Received	at Settlement	Received
February 2021	August 2021	$275.0	960,330	140,716	1,101,046
August 2021	January 2022	$250.0	655,365	123,410	778,775
February 2022	April 2022	$400.0	1,018,157	372,809	1,390,966

At June 30, 2022, we had $1.22 billion remaining authorized under the 2021 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average shares outstanding - basic	113,079,035	115,820,522	113,744,878	116,157,336
Dilutive effect of share-based awards	726,114	740,720	740,016	749,236
Weighted average shares outstanding - diluted	113,805,149	116,561,242	114,484,894	116,906,572

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Senior notes	$99,955	$99,947
Revolving credit facility	—	—
Total long-term debt	99,955	99,947
Less: Current maturities	(20,000)	—
Total maturities due after one year	$79,955	$99,947

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments are required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

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

There were $38.8 million and $39.2 million of outstanding letters of credit at June 30, 2022 and December 31, 2021, respectively.

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and the Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment).

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of June 30, 2022 and December 31, 2021 is shown in the tables below.

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2022
Certificates of deposit	$40,054	$—	$40,054	$—
Commercial paper	184,337	—	184,337	—
	$224,391	$—	$224,391	$—

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Certificates of deposit	$40,014	$—	$40,014	$—
Commercial paper	214,419	—	214,419	—
	$254,433	$—	$254,433	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $100.0 million and $99.9 million at June 30, 2022 and December 31, 2021, respectively. The estimated fair value of our total long-term debt, including current maturities, was $94.7 million and $104.5 million at June 30, 2022 and December 31, 2021, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	42.3	46.4	43.8	47.3
Operating supplies and expenses	14.2	10.4	13.5	10.7
General supplies and expenses	2.3	2.6	2.4	2.7
Operating taxes and licenses	2.1	2.5	2.2	2.6
Insurance and claims	1.0	1.2	1.0	1.2
Communications and utilities	0.6	0.6	0.6	0.7
Depreciation and amortization	4.1	4.9	4.3	5.2
Purchased transportation	2.6	3.3	3.0	3.2
Miscellaneous expenses, net	0.3	0.4	0.3	0.4
Total operating expenses	69.5	72.3	71.1	74.0

Operating income	30.5	27.7	28.9	26.0

Interest (income) expense, net	(0.0)	0.0	(0.0)	0.0
Other expense, net	0.0	0.1	0.0	0.1

Income before income taxes	30.5	27.6	28.9	25.9

Provision for income taxes	7.9	7.2	7.5	6.7

Net income	22.6%	20.4%	21.4%	19.2%

Key financial and operating metrics for the three- and six-month periods ended June 30, 2022 and 2021 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
Work days	64	64	—	128	127	0.8%
Revenue (in thousands)	$1,667,448	$1,319,409	26.4%	$3,164,728	$2,445,924	29.4%
Operating ratio	69.5%	72.3%		71.1%	74.0%
Net income (in thousands)	$376,078	$269,576	39.5%	$675,829	$468,935	44.1%
Diluted earnings per share	$3.30	$2.31	42.9%	$5.90	$4.01	47.1%
LTL tons (in thousands)	2,672	2,598	2.8%	5,325	4,930	8.0%
LTL tonnage per day	41,746	40,600	2.8%	41,600	38,819	7.2%
LTL shipments (in thousands)	3,398	3,307	2.8%	6,738	6,211	8.5%
LTL shipments per day	53,096	51,672	2.8%	52,643	48,903	7.6%
LTL weight per shipment (lbs.)	1,572	1,571	0.1%	1,580	1,588	(0.5)%
LTL revenue per hundredweight	$30.78	$25.10	22.6%	$29.46	$24.56	20.0%
LTL revenue per shipment	$484.08	$394.49	22.7%	$465.63	$389.94	19.4%
Average length of haul (miles)	934	930	0.4%	937	929	0.9%

Our financial results for the second quarter and first six months of 2022 include Company records for revenue and profitability. We produced these results by continuing to execute on our long-term strategic plan and delivering superior service at a fair price. The increases in revenue, when combined with our disciplined control over our operating costs, resulted in a 280 and 290 basis-point improvement in our operating ratio to 69.5% and 71.1%, respectively, for the second quarter and first six months of 2022 as compared to the same periods last year. As a result, our net income and diluted earnings per share increased by 39.5% and 42.9%, respectively, for the second quarter of 2022 as compared to the same periods last year and 44.1% and 47.1%, respectively, for the first six months of 2022 as compared to the same periods last year.

Revenue

Revenue increased $348.0 million, or 26.4%, and $718.8 million, or 29.4%, in the second quarter and first six months of 2022, respectively, as compared to the same periods of 2021, due to increases in both our LTL revenue per hundredweight and LTL tonnage. Tonnage per day increased 2.8% and 7.2% for the second quarter and first half of 2022, respectively, primarily due to increases in shipments per day for both periods presented. We believe our tonnage growth for both of the comparable periods resulted from continued increases in our market share driven by the demand for our superior service and our available network capacity.

Our LTL revenue per hundredweight increased 22.6% and 20.0% in the second quarter and first six months of 2022, respectively, as compared to the same periods in 2021. These increases reflect the impact of higher fuel surcharges associated with the significant increase in diesel fuel prices as well as our ongoing commitment to our long-term yield management strategy. Excluding fuel surcharges, LTL revenue per hundredweight increased 9.3% and 9.6% in the second quarter and first six months of 2022, respectively, as compared to the same periods in 2021. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

July 2022 Update

Revenue per day increased 18.4% in July 2022 compared to the same month last year. LTL tons per day decreased 1.4%, due primarily to a 2.6% decrease in LTL shipments per day that was partially offset by a 1.2% increase in LTL weight per shipment. LTL revenue per hundredweight increased 20.5% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 7.8% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $94.2 million, or 15.4%, in the second quarter of 2022 as compared to the second quarter of 2021, due to a $62.3 million increase in salaries and wages and a $31.9 million increase in employee benefit costs. Salaries, wages and benefits increased $228.7 million, or 19.8%, for the first six months of 2022 as compared to the same period of 2021, due to a $157.9 million increase in salaries and wages and a $70.8 million increase in employee benefit costs.

Our salaries and wages expenses were higher for both the second quarter and first six months of 2022 as compared to the same periods of 2021 due primarily to increases in the average number of active full-time employees. Our average number of active full-time employees increased 15.1% and 16.8% for the second quarter and first six months of 2022, respectively, as we hired additional employees to balance our workforce with higher demand and shipment trends. Salaries and wages also increased as a result of an annual wage increase provided to our employees in September 2021, as well as higher performance-based and discretionary bonus compensation.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 22.0% and 23.1% in the second quarter and first half of 2022, respectively, from 24.8% and 25.5% from the same periods of 2021. The improvements in our productive labor costs, as a percentage of revenue, reflect the leveraging effect of increases in our yield as well as our continued focus on operating efficiently. Our productive labor costs as a percentage of revenue were also impacted by declines in our platform and P&D shipments per hour and linehaul laden load average as we continued to onboard and train our new employees. Our other salaries and wages as a percent of revenue also decreased to 8.8% and 9.1% of revenue in the second quarter and first half of 2022, respectively, from 9.4% and 9.7% of revenue for the same periods of 2021, respectively.

The increase in employee benefit costs for both the second quarter and first half of 2022 reflects the impact of the increase in the number of full-time employees eligible for our benefits. Our employee benefit costs also increased due to certain higher retirement benefits costs directly linked to our net income and higher costs per claim for employee group health benefits. As a result of these increases, our employee benefit costs, as a percent of salaries and wages, increased to 37.4% and 36.0% for the second quarter and first six months of 2022, respectively, from 35.5% and 34.4% for the comparable periods of 2021.

Operating supplies and expenses increased $99.1 million and $166.3 million in the second quarter and first six months of 2022, respectively, as compared to the same periods of 2021, due primarily to an increase in our costs for diesel fuel used in our vehicles, as well as other petroleum-based products. Our diesel fuel costs, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 99.8% and 83.6% in the second quarter and first six months of 2022, respectively, as compared to the same periods last year. In addition, our gallons consumed increased 6.8% and 9.9% in the second quarter and first six months of 2022, respectively, as compared to the same periods last year due to increases in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses as a percent of revenue increased slightly in the second quarter of 2022 as compared to the second quarter of 2021 due to increases in the cost of maintenance parts and other petroleum-based supplies. Other operating supplies and expenses as a percentage of revenue were relatively consistent in the first half of 2022 as compared to the first half of 2021.

Depreciation and amortization costs increased slightly in the second quarter and first six months of 2022, respectively, as compared to the same periods of 2021. The increases in depreciation and amortization were due primarily to the assets acquired as part of our 2021 and 2022 capital expenditure programs. We believe depreciation costs will increase in future periods based on our 2022 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense decreased $1.2 million in the second quarter of 2022 as compared to the second quarter of 2021 and increased $16.5 million in the first half of 2022 as compared to the first half of 2021. We utilize purchased transportation services from third-party transportation providers in our domestic linehaul network to supplement our equipment and our workforce when needed to support our growth initiatives and to maximize the efficient movement of LTL freight within our service center network. Our significant investments in workforce and equipment enabled us to reduce our use of purchased transportation beginning in the second quarter of 2022.

Our effective tax rate for both the second quarter and first six months of 2022 was 26.0% which is consistent with the same periods in 2021. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash and cash equivalents at beginning of period	$462,564	$401,430
Cash flows provided by (used in):
Operating activities	816,053	508,291
Investing activities	(274,248)	(25,490)
Financing activities	(808,235)	(400,027)
(Decrease) increase in cash and cash equivalents	(266,430)	82,774
Cash and cash equivalents at end of period	$196,134	$484,204

The change in our cash flows provided by operating activities during the first half of 2022 as compared to the first half of 2021 was impacted by our increase in net income of $206.9 million, fluctuations in estimated income tax payments and changes in certain working capital accounts.

The change in our cash flows used in investing activities during the first half of 2022 as compared to the first half of 2021 was impacted by the timing of maturities of short-term investments, as well as an increase in our capital expenditure plan for 2022 and the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first half of 2022 as compared to the first half of 2021 was due primarily to higher repurchases of our common stock, as well as an increase in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the six-month period ended June 30, 2022 and the years ended December 31, 2021 and 2020:

	June 30,	December 31,
(In thousands)	2022	2021	2020
Land and structures	$167,306	$252,155	$181,221
Tractors	33,171	130,772	17,518
Trailers	67,846	140,595	2,151
Technology	17,829	17,139	11,925
Other equipment and assets	29,411	25,450	12,266
Proceeds from sales	(18,928)	(19,548)	(3,690)
Total	$296,635	$546,563	$221,391

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

We currently estimate capital expenditures will be approximately $835 million for the year ending December 31, 2022. Approximately $300 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $485 million is allocated for the purchase of tractors and trailers; and approximately $50 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, short-term investments and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

As of June 30, 2022, we had $1.22 billion remaining authorized under the 2021 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.30 per share for each of the first two quarters of 2022 and declared a cash dividend of $0.20 per share for each quarter of 2021.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	June 30,	December 31,
(In thousands)	2022	2021
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(38,754)	(39,169)
Available borrowing capacity	$211,246	$210,831

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended June 30, 2022.

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
•
the availability and price of diesel fuel and our ability to collect fuel surcharges, as well as the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for diesel fuel and other petroleum-based products;
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
•
the failure to keep pace with developments in technology, any disruption to our technology infrastructure, or failures of essential services upon which our technology platforms rely, which could cause us to incur costs or result in a loss of business;
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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. The following matter, which is not material to our financial position, results of operations or cash flows, is disclosed in accordance with that requirement.

On May 12, 2017, we received a letter from the Orange County California District Attorney’s Office concerning suspected violations of California laws with respect to waste handling practices. As part of the civil investigation conducted in coordination with other California jurisdictions, we shared information with various public agency attorneys in California regarding our waste handling practices at our facilities throughout the state. On July 26, 2022, the Superior Court for the County of Orange, California entered a consent judgment approving an agreement with the public agency attorneys representing the various California jurisdictions involved in the matter to resolve all claims. The consent judgment requires certain injunctive relief and our aggregate payment of $1.36 million, which includes amounts for penalties, cost recovery and supplemental environmental projects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2022:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 - 30, 2022 (1)	372,867	$268.24	372,809	$1,517,917,158
May 1 - 31, 2022	514,383	$260.22	514,301	$1,384,087,047
June 1 - 30, 2022	643,204	$248.30	643,122	$1,224,399,170
Total	1,530,454	$257.17	1,530,232
(1)
The total number of shares purchased includes the final settlement of 372,809 shares of our common stock under an accelerated share repurchase agreement entered into with a third-party financial institution on February 24, 2022 (the "February 2022 ASR Agreement"). The final number of shares received was based on the daily volume-weighted average share price during the term of agreement, less a negotiated discount. Under the February 2022 ASR Agreement, we repurchased 1,390,966 shares for $400.0 million, at an average price of $287.57 per share.
(2)
Total number of shares purchased during the quarter includes 222 shares of our common stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of employee equity awards issued under our 2016 Stock Incentive Plan.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

10.20.5	Fourth Amendment to the 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 3, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2022 and December 31, 2021, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 3, 2022	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	August 3, 2022	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)