Form 10-Q
period 2022-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2022-11-03
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 2, 2022 there were 110,481,622 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2022	December 31,
(In thousands, except share and per share data)	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$216,727	$462,564
Short-term investments	158,829	254,433
Customer receivables, less allowances of $11,100 and $9,855, respectively	630,370	567,474
Income taxes receivable	10,097	19,218
Other receivables	13,327	12,410
Prepaid expenses and other current assets	81,847	67,688
Total current assets	1,111,197	1,383,787

Property and equipment:
Revenue equipment	2,344,781	2,146,205
Land and structures	2,670,604	2,463,949
Other fixed assets	568,131	512,340
Leasehold improvements	13,506	13,131
Total property and equipment	5,597,022	5,135,625
Accumulated depreciation	(2,105,511)	(1,919,939)
Net property and equipment	3,491,511	3,215,686

Other assets	208,685	222,071
Total assets	$4,811,393	$4,821,544

Note: The Condensed Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2022	December 31,
(In thousands, except share and per share data)	(Unaudited)	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,160	$82,519
Compensation and benefits	293,688	257,905
Claims and insurance accruals	66,228	61,822
Other accrued liabilities	94,154	61,988
Income taxes payable	45,097	—
Current maturities of long-term debt	20,000	—
Total current liabilities	639,327	464,234

Long-term liabilities:
Long-term debt	79,959	99,947
Other non-current liabilities	265,553	328,838
Deferred income taxes	268,384	248,718
Total long-term liabilities	613,896	677,503
Total liabilities	1,253,223	1,141,737

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 110,954,501 and 115,011,172 shares outstanding at September 30, 2022 and December 31, 2021, respectively	11,095	11,501
Capital in excess of par value	240,790	174,445
Retained earnings	3,306,285	3,493,861
Total shareholders’ equity	3,558,170	3,679,807
Total liabilities and shareholders’ equity	$4,811,393	$4,821,544

Note: The Condensed Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue from operations	$1,603,690	$1,400,046	$4,768,418	$3,845,970

Operating expenses:
Salaries, wages and benefits	675,084	649,685	2,060,983	1,806,862
Operating supplies and expenses	217,260	146,509	645,329	408,242
General supplies and expenses	45,951	37,312	120,580	102,907
Operating taxes and licenses	35,753	34,028	105,781	98,550
Insurance and claims	17,491	15,674	50,562	43,579
Communications and utilities	10,288	8,738	30,062	25,324
Depreciation and amortization	68,347	65,160	203,997	193,094
Purchased transportation	34,453	52,037	129,634	130,678
Miscellaneous expenses, net	2,983	7,493	11,087	17,623
Total operating expenses	1,107,610	1,016,636	3,358,015	2,826,859

Operating income	496,080	383,410	1,410,403	1,019,111

Non-operating expense (income):
Interest expense	997	371	1,283	1,343
Interest income	(1,333)	(178)	(1,933)	(660)
Other expense, net	351	266	1,706	1,781
Total non-operating expense	15	459	1,056	2,464

Income before income taxes	496,065	382,951	1,409,347	1,016,647

Provision for income taxes	118,664	96,317	356,117	261,078

Net income	$377,401	$286,634	$1,053,230	$755,569

Earnings per share:
Basic	$3.38	$2.48	$9.32	$6.52
Diluted	$3.36	$2.47	$9.26	$6.48

Weighted average shares outstanding:
Basic	111,569,260	115,411,032	113,011,703	115,905,834
Diluted	112,294,938	116,161,555	113,746,887	116,655,504

Dividends declared per share	$0.30	$0.20	$0.90	$0.60

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2022 and 2021
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of June 30, 2022	112,236	$11,224	$236,991	$3,307,614	$3,555,829
Net income	—	—	—	377,401	377,401
Share repurchases	(1,282)	(129)	—	(345,302)	(345,431)
Cash dividends declared	—	—	—	(33,428)	(33,428)
Share-based compensation and share issuances, net of forfeitures	—	—	3,860	—	3,860
Taxes paid in exchange for shares withheld	—	—	(61)	—	(61)
Balance as of September 30, 2022	110,954	$11,095	$240,790	$3,306,285	$3,558,170

Balance as of June 30, 2021	115,810	$11,581	$160,204	$3,230,593	$3,402,378
Net income	—	—	—	286,634	286,634
Share repurchases, including settlements under accelerated share repurchase programs	(796)	(80)	68,750	(256,170)	(187,500)
Forward contract for accelerated share repurchases	—	—	(62,500)	—	(62,500)
Cash dividends declared	—	—	—	(23,000)	(23,000)
Share-based compensation and share issuances, net of forfeitures	(3)	—	3,886	—	3,886
Balance as of September 30, 2021	115,011	$11,501	$170,340	$3,238,057	$3,419,898

	Nine Months Ended September 30, 2022 and 2021
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2021	115,011	$11,501	$174,445	$3,493,861	$3,679,807
Net income	—	—	—	1,053,230	1,053,230
Share repurchases, including settlements under accelerated share repurchase programs	(4,085)	(409)	162,500	(1,139,392)	(977,301)
Forward contract for accelerated share repurchases	—	—	(100,000)	—	(100,000)
Cash dividends declared	—	—	—	(101,414)	(101,414)
Share-based compensation and share issuances, net of forfeitures	55	6	12,027	—	12,033
Taxes paid in exchange for shares withheld	(27)	(3)	(8,182)	—	(8,185)
Balance as of September 30, 2022	110,954	$11,095	$240,790	$3,306,285	$3,558,170

Balance as of December 31, 2020	117,058	$11,706	$226,451	$3,088,131	$3,326,288
Net income	—	—	—	755,569	755,569
Share repurchases, including settlements under accelerated share repurchase programs	(2,083)	(209)	68,750	(536,256)	(467,715)
Forward contract for accelerated share repurchases	—	—	(131,250)	—	(131,250)
Cash dividends declared	—	—	—	(69,387)	(69,387)
Share-based compensation and share issuances, net of forfeitures	57	6	10,928	—	10,934
Taxes paid in exchange for shares withheld	(21)	(2)	(4,539)	—	(4,541)
Balance as of September 30, 2021	115,011	$11,501	$170,340	$3,238,057	$3,419,898

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$1,053,230	$755,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,009	193,106
Gain on disposal of property and equipment	(2,584)	(179)
Deferred income taxes	20,705	9,193
Other, net	24,772	22,915
Changes in operating assets and liabilities, net	30,102	(107,989)
Net cash provided by operating activities	1,330,234	872,615

Cash flows from investing activities:
Purchase of property and equipment	(504,782)	(384,688)
Proceeds from sale of property and equipment	20,044	18,635
Purchase of short-term investments	(163,720)	(254,832)
Proceeds from maturities of short-term investments	259,623	360,203
Other investing activities, net	—	(500)
Net cash used in investing activities	(388,835)	(261,182)

Cash flows from financing activities:
Payments for share repurchases	(1,077,301)	(536,465)
Forward contract for accelerated share repurchases	—	(62,500)
Dividends paid	(101,440)	(69,387)
Other financing activities, net	(8,495)	(4,750)
Net cash used in financing activities	(1,187,236)	(673,102)

Decrease in cash and cash equivalents	(245,837)	(61,669)
Cash and cash equivalents at beginning of period	462,564	401,430
Cash and cash equivalents at end of period	$216,727	$339,761

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
LTL services	$1,582,952	$1,378,339	$4,703,392	$3,787,721
Other services	20,738	21,707	65,026	58,249
Total revenue from operations	$1,603,690	$1,400,046	$4,768,418	$3,845,970

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2022.

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

We entered into accelerated share repurchase agreements with a third-party financial institution on each of February 25, 2021, August 26, 2021 and February 24, 2022. The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Balance Sheets. The Company's accelerated share repurchase agreements are each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity for the nine months ended September 30, 2022 and 2021.

		Agreement
Agreement	Settlement	Amount	Initial Shares	Shares Received	Total Shares
Date	Date	(In millions)	Received	at Settlement	Received
February 2021	August 2021	$275.0	960,330	140,716	1,101,046
August 2021	January 2022	$250.0	655,365	123,410	778,775
February 2022	April 2022	$400.0	1,018,157	372,809	1,390,966

At September 30, 2022, we had $879.0 million remaining authorized under the 2021 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average shares outstanding - basic	111,569,260	115,411,032	113,011,703	115,905,834
Dilutive effect of share-based awards	725,678	750,523	735,184	749,670
Weighted average shares outstanding - diluted	112,294,938	116,161,555	113,746,887	116,655,504

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Senior notes	$99,959	$99,947
Revolving credit facility	—	—
Total long-term debt	99,959	99,947
Less: Current maturities	(20,000)	—
Total maturities due after one year	$79,959	$99,947

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

There were $38.8 million and $39.2 million of outstanding letters of credit at September 30, 2022 and December 31, 2021, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of September 30, 2022 and December 31, 2021 is shown in the tables below.

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2022
Certificates of deposit	$15,034	$—	$15,034	$—
Commercial paper	143,795	—	143,795	—
	$158,829	$—	$158,829	$—

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021
Certificates of deposit	$40,014	$—	$40,014	$—
Commercial paper	214,419	—	214,419	—
	$254,433	$—	$254,433	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $100.0 million and $99.9 million at September 30, 2022 and December 31, 2021, respectively. The estimated fair value of our total long-term debt, including current maturities, was $89.6 million and $104.5 million at September 30, 2022 and December 31, 2021, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	42.1	46.4	43.2	47.0
Operating supplies and expenses	13.5	10.5	13.5	10.6
General supplies and expenses	2.9	2.7	2.5	2.7
Operating taxes and licenses	2.2	2.4	2.2	2.6
Insurance and claims	1.1	1.1	1.1	1.1
Communications and utilities	0.6	0.6	0.6	0.7
Depreciation and amortization	4.4	4.7	4.4	5.0
Purchased transportation	2.1	3.7	2.7	3.4
Miscellaneous expenses, net	0.2	0.5	0.2	0.4
Total operating expenses	69.1	72.6	70.4	73.5

Operating income	30.9	27.4	29.6	26.5

Interest (income) expense, net	(0.0)	0.0	(0.0)	0.0
Other expense, net	0.0	0.0	0.0	0.1

Income before income taxes	30.9	27.4	29.6	26.4

Provision for income taxes	7.4	6.9	7.5	6.8

Net income	23.5%	20.5%	22.1%	19.6%

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2022 and 2021 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Change	2022	2021	% Change
Work days	64	64	—	192	191	0.5%
Revenue (in thousands)	$1,603,690	$1,400,046	14.5%	$4,768,418	$3,845,970	24.0%
Operating ratio	69.1%	72.6%		70.4%	73.5%
Net income (in thousands)	$377,401	$286,634	31.7%	$1,053,230	$755,569	39.4%
Diluted earnings per share	$3.36	$2.47	36.0%	$9.26	$6.48	42.9%
LTL tons (in thousands)	2,556	2,625	(2.6)%	7,881	7,555	4.3%
LTL tonnage per day	39,941	41,020	(2.6)%	41,047	39,556	3.8%
LTL shipments (in thousands)	3,274	3,413	(4.1)%	10,013	9,624	4.0%
LTL shipments per day	51,162	53,335	(4.1)%	52,149	50,388	3.5%
LTL weight per shipment (lbs.)	1,561	1,538	1.5%	1,574	1,570	0.3%
LTL revenue per hundredweight	$30.90	$26.31	17.4%	$29.93	$25.17	18.9%
LTL revenue per shipment	$482.46	$404.65	19.2%	$471.13	$395.16	19.2%
Average length of haul (miles)	932	940	(0.9)%	935	933	0.2%

Our financial results for the third quarter and first nine months of 2022 included double-digit growth in our revenue, net income and earnings per diluted share. We continued to maintain our disciplined approach to managing yields and controlling our costs. As a result, we achieved a 350 and 310 basis-point improvement in our operating ratio to 69.1% and 70.4%, respectively, for the third quarter and first nine months of 2022 as compared to the same periods last year. Our net income and diluted earnings per share increased 31.7% and 36.0%, respectively, for the third quarter of 2022 as compared to the same periods last year and 39.4% and 42.9%, respectively, for the first nine months of 2022 as compared to last year.

Revenue

Revenue increased $203.6 million, or 14.5%, in the third quarter of 2022 as compared to the same period of 2021, due to an increase in LTL revenue per hundredweight that was slightly offset by a decrease in LTL tons. Revenue increased $922.4 million, or 24.0%, in the first nine months of 2022 as compared to the same period of 2021, due primarily to increases in both LTL revenue per hundredweight and LTL tons.

The decrease in our LTL tons during the third quarter of 2022 resulted from a decrease in LTL shipments that was partially offset by an increase in LTL weight per shipment. We believe the decline in our shipments for the third quarter of 2022 was primarily attributable to a more challenging macroeconomic environment. Our LTL tons were higher during the first nine months of 2022 than the prior year period due primarily to increases in LTL shipments per day and LTL weight per shipment. We believe this tonnage growth was driven by the demand for our superior service and our available network capacity, resulting in continued market share increases.

Our LTL revenue per hundredweight increased 17.4% and 18.9% in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021, despite the downward pressure on this metric created by the increase in our LTL weight per shipment. These increases reflect the impact of higher fuel surcharges associated with the significant increase in diesel fuel prices as well as our ongoing commitment to our long-term yield management strategy. Excluding fuel surcharges, LTL revenue per hundredweight increased 7.2% and 8.7% in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

October 2022 Update

Revenue per day increased 9.1% in October 2022 compared to the same month last year. LTL tons per day decreased 6.5%, due primarily to a 7.5% decrease in LTL shipments per day that was partially offset by a 1.1% increase in LTL weight per shipment. LTL revenue per hundredweight increased 16.9% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 8.4% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits increased $25.4 million, or 3.9%, in the third quarter of 2022 as compared to the third quarter of 2021, due to a $30.6 million increase in salaries and wages partially offset by a $5.2 million decrease in employee benefit costs. Salaries, wages, and benefits increased $254.1 million, or 14.1%, for the first nine months of 2022 as compared to the same period of 2021, due to a $188.5 million increase in salaries and wages and a $65.6 million increase in employee benefit costs.

Our salaries and wages expenses were higher for both the third quarter and first nine months of 2022 as compared to the same periods of 2021 due primarily to increases in the average number of active full-time employees. Our average number of active full-time employees increased 8.4% and 13.9% for the third quarter and first nine months of 2022, respectively, as we hired additional employees to balance our workforce with our customers' shipment trends and reduce our reliance on third-party purchased transportation. We believe our current staffing levels are sufficient to support our anticipated shipment trends and, as a result, we expect our headcount to remain generally stable. Salaries and wages also increased as a result of annual wage increases provided to our employees at the beginning of both September 2021 and 2022, as well as higher performance-based bonus compensation.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 22.5% and 22.9% in the third quarter and first nine months of 2022, respectively, from 24.8% and 25.3% from the same periods of 2021. The improvements in our productive labor costs, as a percentage of revenue, reflect the leveraging effect of increases in our yield as well as our ongoing commitment to operating efficiently. Our productive labor costs as a percentage of revenue were also impacted by declines in our P&D shipments per hour and linehaul laden load average as we trained our new employees. Our other salaries and wages as a percent of revenue also decreased to 8.9% and 9.0% of revenue in the third quarter and first nine months of 2022, respectively, from 9.0% and 9.4% of revenue for the same periods of 2021, respectively.

The costs attributable to employee benefits decreased $5.2 million, or 2.9%, and increased $65.6 million, or 13.9%, respectively, for the third quarter and first nine months of 2022 as compared to the same periods of 2021. For both the third quarter and first nine months of 2022, employee benefits costs were impacted by the increase in the number of full-time employees eligible for our benefits and increases in certain higher retirement benefits costs directly linked to our net income. Our group health benefits costs also increased for the year-to-date period due to higher medical costs per claim. In addition, our benefit costs were positively impacted by a reduction in accrued benefits expense attributable to the termination of an employment agreement during the third quarter of 2022. Our employee benefits costs, as a percent of salaries and wages, decreased to 33.9% and 35.3% for the third quarter and first nine months of 2022, respectively, from 37.2% and 35.4% for the comparable periods of 2021.

Operating supplies and expenses increased $70.8 million and $237.1 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods of 2021, due primarily to an increase in our costs for diesel fuel used in our vehicles, as well as other petroleum-based products. Our diesel fuel costs, excluding fuel taxes, represent the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 64.6% and 76.5% in the third quarter and first nine months of 2022, respectively, as compared to the same periods last year. In addition, our gallons consumed increased 1.0% and 6.9% in the third quarter and first nine months of 2022, respectively, as compared to the same periods last year due to increases in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses as a percent of revenue increased in the third quarter and first nine months of 2022 as compared to the same periods of 2021, due to increases in equipment repair and maintenance costs as well as the cost to install new technology on our equipment.

Depreciation and amortization costs increased $3.2 million and $10.9 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods of 2021. The increases in depreciation and amortization costs were due primarily to the assets acquired as part of our 2021 and 2022 capital expenditure programs. We believe depreciation costs will increase in future periods based on our 2022 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense decreased $17.6 million and $1.0 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021. We utilize purchased transportation services from third-party transportation providers in our domestic linehaul network to supplement our equipment and our workforce when needed to support our growth initiatives and to maximize the efficient movement of LTL freight within our service center network. Our significant investments in workforce and equipment enabled us to reduce our use of purchased transportation beginning in the second quarter of 2022.

Our effective tax rate for the third quarter and first nine months of 2022 was 23.9% and 25.3%, respectively, as compared to 25.2% and 25.7% for the third quarter and first nine months of 2021. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other discrete or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash and cash equivalents at beginning of period	$462,564	$401,430
Cash flows provided by (used in):
Operating activities	1,330,234	872,615
Investing activities	(388,835)	(261,182)
Financing activities	(1,187,236)	(673,102)
(Decrease) increase in cash and cash equivalents	(245,837)	(61,669)
Cash and cash equivalents at end of period	$216,727	$339,761

The change in our cash flows provided by operating activities during the first nine months of 2022 as compared to the first nine months of 2021 was due primarily to the increase in our net income of $297.7 million, a decrease in income tax payments and fluctuations in customer receivables and certain other working capital accounts.

The change in our cash flows used in investing activities during the first nine months of 2022 as compared to the first nine months of 2021 was impacted by the timing of purchases and maturities of short-term investments, as well as an increase in our capital expenditure plan for 2022 and the timing of these expenditures during the year. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first nine months of 2022 as compared to the first nine months of 2021 was due primarily to higher repurchases of our common stock, as well as an increase in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the nine-month period ended September 30, 2022 and the years ended December 31, 2021 and 2020:

	September 30,	December 31,
(In thousands)	2022	2021	2020
Land and structures	$219,696	$252,155	$181,221
Tractors	81,073	130,772	17,518
Trailers	116,846	140,595	2,151
Technology	26,987	17,139	11,925
Other equipment and assets	52,680	25,450	12,266
Proceeds from sales	(20,044)	(19,548)	(3,690)
Total	$477,238	$546,563	$221,391

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

We currently estimate capital expenditures will be approximately $720 million for the year ending December 31, 2022. Approximately $300 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $350 million is allocated for the purchase of tractors and trailers; and approximately $70 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, short-term investments and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

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

As of September 30, 2022, we had $879.0 million remaining authorized under the 2021 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.30 per share for each quarter of 2022 and declared a cash dividend of $0.20 per share for each quarter of 2021.

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

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2022.

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
•
various economic factors such as recessions, inflation, downturns in the economy, global uncertainty and instability, changes in international trade policies, changes in U.S. social, political, and regulatory conditions or a disruption of financial markets, which may decrease demand for our services or increase our costs;
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
•
the Compliance, Safety, Accountability initiative of the Federal Motor Carrier Safety Administration (“FMCSA”), which could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships;
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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose for the three months ended September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2022:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 - 31, 2022	434,739	$262.95	434,665	$1,110,104,905
August 1 - 31, 2022	303,056	$299.92	302,983	$1,019,233,710
September 1 - 30, 2022	544,303	$257.73	544,230	$878,967,599
Total	1,282,098	$269.47	1,281,878
(1)
Total number of shares purchased during the quarter includes 220 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.

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

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (as amended through October 19, 2022) (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on October 20, 2022)

10.17.24

Agreement to Terminate Amended and Restated Employment Agreement, effective August 16, 2022, by and between Old Dominion Freight Line, Inc. and David Congdon (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on August 16, 2022).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 3, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2022 and December 31, 2021, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 3, 2022	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	November 3, 2022	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)