Form 10-K
period 2022-12-31
OLD DOMINION FREIGHT LINE, INC.
filed 2023-02-22
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was $23,446,631,519, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 21, 2023, the registrant had 110,026,430 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We have increased our revenue and customer base over the past ten years primarily through organic market share growth. Our infrastructure allows us to provide next-day and second-day service through each of our regions covering the continental United States. In addition to numerous service center renovations, expansions, and existing service center relocations, we opened 4, 27 and 37 new service centers over the past one, five and ten years, respectively, for a total of 255 service centers at December 31, 2022. We believe these actions produced increased capacity within our service center network and provide us with opportunities for future growth.

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

In 2021, the LTL industry had revenue of approximately $46.8 billion based on information reported in Transport Topics. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. The largest 5 and 10 LTL motor carriers accounted for approximately 57% and 82%, respectively, of the domestic LTL market in 2021 according to information reported in Transport Topics. We believe consolidation in our industry will continue due to increased customer demand for transportation providers that can offer both regional and national service as well as other complementary value-added services.

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

Service Center Operations

At December 31, 2022, we operated 255 service center locations, of which we owned 231 and leased 24. Our service centers are responsible for the pickup and delivery ("P&D") of freight within their local service area. Each night, our service centers load outbound freight for transport to our other service centers for delivery. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to help ensure quality service and efficient operations. Our network includes major breakbulk facilities, as well as various other service centers that are used for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

Although we have established primary responsibility for customer service at the local service center level, our customers may access information and initiate transactions through our centralized customer service department located at our corporate office or through other digital channels. Our systems allow us to offer our customers access to information such as freight tracking, shipping documents, rate quotes, rate databases and account activity. Our integrated systems and customer service department provide our customers with a single point of contact to access information across all areas of our operations and for each of our service offerings.

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

Tractors, Trailers and Maintenance

At December 31, 2022, we owned 11,274 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2022, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	11,274	5.4
Linehaul trailers	31,252	7.7
P&D trailers	14,315	7.7

We develop certain specifications for tractors and trailers and then negotiate the production and purchase of this equipment with several manufacturers. These purchases are planned well in advance of anticipated delivery dates in order to accommodate manufacturers’ production schedules. We generally believe there is sufficient capacity among suppliers to help ensure an uninterrupted supply of equipment to support our operations. Recent supply chain challenges, however, have adversely impacted our equipment manufacturers. We may periodically utilize third-party transportation providers in our linehaul network to supplement our equipment or maintain older equipment that would have otherwise been replaced based on our normal equipment cycle, in order to support our equipment needs.

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2022 and 2021. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
In thousands	2022	2021
Tractors	$148,719	$130,772
Trailers	216,697	140,595
Total	$365,416	$271,367

At December 31, 2022, we operated 44 fleet maintenance centers at strategic service center locations throughout our network. These fleet maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities or authorized repair vendors at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also scheduled for preventive maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2022, our largest customer accounted for approximately 5.4% of our revenue and our largest 5, 10 and 20 customers accounted for 16.1%, 22.7% and 31.1% of our revenue, respectively. For each of our last two fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities. We also provide access to our systems through multiple secure gateways that offer our customers and employees maximum flexibility and access to information. We employ vehicle safety systems, forward-facing cameras, on-board computer systems, smart phones, freight handling systems and logistics technology to reduce costs and transit times, as well as to meet regulatory requirements. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backups. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

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

Human Capital

Employee Profile

As of December 31, 2022, we employed 23,471 active full-time employees, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	12,080
Platform	4,278
Fleet technicians	676
Sales, administrative and other	6,437
Total	23,471

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

Employee Development and Safety

As of December 31, 2022, we employed 6,256 linehaul drivers and 5,824 P&D drivers on a full-time basis. We select our drivers based upon many factors, including driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided a no-cost opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,789 active drivers who have successfully completed this training, which was approximately 31.4% of our driver workforce as of December 31, 2022. In fact, over 19% of our drivers have achieved one million safe driving miles or more. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. The 10-year average turnover rate for our driver graduates is approximately 6.9%, which is below our 10-year average turnover rate for our Company-wide drivers of approximately 9.8%.

Based on driving records, our drivers are eligible to be rewarded with annual safety bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $5.3 million, $4.9 million and $4.7 million in 2022, 2021 and 2020, respectively.

We also maintain a “Management Trainee Program” and a “Supervisor Development Program” that offer opportunities for our employees to be considered and prepared for sales and management opportunities. These programs support our philosophy of promoting from within our high-quality workforce.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2023. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

•
competition for qualified employees could adversely affect our profitability;
•
we may find it more difficult to maintain our unique OD family culture, which we believe has been a key contributor to our success;
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

Health epidemics, pandemics and similar outbreaks can have significant and widespread impacts. As we saw during the peaks of the COVID-19 pandemic, outbreaks of disease, and the governmental/social responses thereto and the related changes in the economic and political conditions in markets in which we operate can have adverse impacts on our business, results of operations, financial condition and cost and access to capital, and on those of our customers and suppliers, and these adverse impacts may continue. These impacts and potential impacts include, among other things, significant reductions or volatility in demand for our services, inability of our customers to timely pay for our services, and failure of our suppliers or third-party service providers to meet their obligations to us. Other risks to which we are subject, including those related to economic downturns, customer/supplier/vendor operations, labor issues, inflationary pressures, supply chain disruptions, changes in political and regulatory conditions, liquidity, and industry pricing environment stability, as described in further detail in other risk factors, could be exacerbated during a health epidemic, pandemic, or similar outbreak. Despite our efforts to manage our exposure to these risks, the ultimate impact of health epidemics, pandemics and similar outbreaks depends on factors beyond our knowledge or control, including the duration and severity of any outbreak and governmental/social actions taken to contain its spread and mitigate its public health impact.

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

Reductions in the available supply or increases in the cost of equipment and parts may adversely impact our profitability and cash flows.

We have recently experienced difficulties in purchasing equipment and related maintenance parts due to decreased supply and increased costs, and may continue to experience such difficulties in the future. Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors, trailers, and other freight handling equipment from manufacturers to operate and grow our business. We may also be subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel. Tractor and trailer manufacturers continue to experience significant shortages of various component parts and supplies, forcing many manufacturers to reduce or suspend their production, which has led to a lower supply of tractors, trailers, and other equipment, higher prices, and lengthened trade cycles.

In addition, the availability and price of our equipment may also be adversely affected in the future by regulations on newly manufactured equipment and engines. We are subject to regulations issued by the U.S. Environmental Protection Agency (the “EPA”) as well as regulations issued by state and local agencies, including the California Air Resources Board (“CARB”) and the South Coast Air Quality Management District (“SCAQMD”). CARB and SCAQMD have required progressive reductions in exhaust emissions through the Advanced Clean Fleets regulation and the Warehouse Indirect Source Rule, respectively. We may become subject to new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. We are also unable to predict how any future changes in government policy will affect EPA, CARB and SCAQMD regulation and enforcement.

These regulations, the limited equipment availability, and other supply chain factors have resulted and could continue to result in higher prices for new equipment, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, mileage productivity, and driver retention.

Various economic factors such as recessions, inflation and downturns in the domestic economy could adversely impact our profitability and cash flows.

Inflation in the United States climbed to its highest level in 40 years during 2022 and the Federal Reserve increased interest rates as a result. The domestic economy has slowed, impacting industry volumes, while transportation carriers have also faced an increase in the cost of doing business. Our business has generally experienced cost increases for labor, benefits, real estate, equipment, fuel, parts and repairs, operating taxes, insurance, purchased transportation, interest expense and other miscellaneous expenses. If we are unable to sufficiently increase our rates to offset the ongoing increase in our costs, our profitability and cash flows could be materially affected.

Higher costs for or limited availability of suitable real estate may adversely affect our business operations.

Our business model is dependent on the cost and availability of service centers in key strategic areas. We have experienced higher costs to purchase, lease and/or build or renovate service centers as a result of inflation, supply chain issues, increased raw material and labor costs, and higher demand for and reduced supply of such service centers. Shortages in the availability of suitable real estate or delays in obtaining necessary permits or approvals may result in significant additional costs to purchase, lease and/or build or renovate additional necessary service centers, increase our operating expenses, restrict our ability to grow existing markets or expand into new markets and/or prevent us from efficiently serving certain markets.

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

Diesel fuel is a critical component of our operations and a significant operating expense for our business. Fluctuations in prices and availability of diesel fuel could have a material adverse effect on our operating results. Diesel fuel prices and fuel availability can be impacted by factors beyond our control, such as natural or man-made disasters; adverse weather conditions; political events; disruption or failure of technology or information systems; price and supply decisions by oil producing countries and cartels; effect of any international conflicts; armed conflict; terrorist activities; world supply and demand imbalances; changes in refining capacity; changes in governmental policy concerning fuel production, transportation, taxes or marketing; tariffs; sanctions; public and investor sentiment; and quotas or other changes to trade agreements. Several of these factors combined to constrain fuel supply and increase prices in 2022, and we expect such conditions to continue to be present for the remainder of 2023. We maintain fuel storage and pumping facilities at many of our service center locations; however, we may be susceptible to fuel shortages at certain locations that could cause us to incur additional expense to ensure adequate supply on a timely basis and to prevent a disruption to our service schedules. An interruption in the supply of diesel fuel could have a material adverse effect on our operating results.

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

Our operations are subject to seasonal trends common in our industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments, decreased fuel efficiency, increased cold-weather related maintenance costs of revenue equipment, and increased insurance and claims costs during the winter months. Harsh winter weather or natural disasters, including but not limited to hurricanes, tornadoes, floods, fires, earthquakes and storms, can also adversely impact our performance by disrupting freight shipments or routes, destroying our assets, disrupting fuel supplies, increasing fuel costs, increasing maintenance costs, reducing demand and negatively impacting the business or financial condition of our customers, any of which could harm our results of operations or make our results of operations more volatile.

We have significant ongoing cash requirements that could limit our growth and affect our profitability if we are unable to obtain sufficient capital.

Our business is highly capital intensive. As further described in Part II, Item 7 of this Annual Report on Form 10-K, we generally finance our capital expenditures and planned growth with existing cash and short-term investments, cash flows from operations, issuance of debt (including pursuant to our note purchase and private shelf agreement) and through available borrowings under our existing senior unsecured credit agreement. We may require additional capital to finance long-term real estate purchase opportunities and acquisitions, which we may fund through additional debt or through equity offerings. If we are unable to generate sufficient cash from our operations or raise capital by accessing the debt and equity markets, we may be forced to limit our growth and operate our equipment for longer periods of time, which could have a material adverse effect on our operating results.

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

In the future, we may seek to acquire other LTL carriers as well as other complementary businesses. Exploration of potential acquisitions requires significant attention from our management team. In addition, we expect to compete for acquisition opportunities with other companies, some of which may have greater financial and other resources than we do. We cannot ensure that we will have sufficient cash to consummate an acquisition or otherwise be able to obtain financing under acceptable terms - or obtain financing at all - for an acquisition. If we are unable to access sufficient funding for potential acquisitions, we may not be able to complete transactions that we otherwise find advantageous.

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

If we are unable to effectively compete with other LTL carriers, whether on the basis of price, service, brand recognition or otherwise, we may be unable to retain existing customers or attract new customers, either of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, continued merger and acquisition or other transaction activity in transportation and logistics could result in stronger or new competitors, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated LTL industry and cannot predict with certainty how industry consolidation will affect our competitors or us.

Our customers’ and suppliers’ businesses may be impacted by various economic factors such as recessions, inflation, downturns in the economy, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse macroeconomic conditions, both in the U.S. and internationally, such as recent rising inflation, increasing interest rates and slower economic growth has, and may continue to, negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy may lead to fewer goods being transported and could have a material adverse effect on our business, financial condition and results of operations. The U.S. government has taken certain other actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States, and several foreign governments have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay tariffs or address other anti-trade measures increase their prices, or in trading partners limiting their trade with countries that impose such measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition, as well as the price of our common stock.

Customers adversely impacted by changes in U.S. trade policies or otherwise encountering adverse economic conditions, including as a result of current inflationary pressures, may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of a concentration of our customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic conditions and changes in the political and regulatory environment, both in the U.S. and internationally, or financial constraints, which could lead to disruptions in the workforce, supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

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

In recent years, there have been periods of intense competition for qualified employees, specifically drivers, in the transportation industry resulting from a shortage of drivers and general labor market challenges. The extent and duration of the impact of these challenges are subject to numerous factors, including our stringent hiring standards, behavioral changes, prevailing wage rates and other benefits, health and other insurance costs, inflation, stability of overall economic environment, adoption of new or revised employment and labor laws and regulations or government programs, and changing workforce demographics. As the available pool of qualified drivers has been declining, we have faced, and may continue to face, difficulty maintaining or increasing our number of drivers. Similarly, in recent years, there has been a decrease in the overall supply of skilled maintenance technicians, particularly new technicians with qualifications from technical programs and schools, which has made it more difficult, and may continue to make it more difficult, to attract and retain skilled technicians. The compensation and benefit packages we offer our drivers, technicians and other specialized employees are subject to market conditions that have required and may in the future require further increases in wages and benefits. If we are unable to attract and retain a sufficient number of qualified drivers and technicians, or address general labor market challenges, we could be required to adjust our compensation and benefits packages, amend our hiring standards, or operate with fewer trucks and face difficulty meeting customer demands, any of which could adversely affect our growth and profitability.

If we are unable to retain our key employees, or if we do not continue to effectively execute our succession plan, our business, results of operations and financial position could be adversely affected.

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

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing value-added services to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer payment and transaction information, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we and our third-party service providers have experienced cyber-attacks and attempted breaches of our and their information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations.

We have security processes, protocols and standards in place to protect our information systems, including through physical and software safeguards, as well as redundant systems, network security measures and backup systems. Nevertheless, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations, such as the California Consumer Privacy Act and other similar laws that have been or are expected to be enacted in the United States, at both the federal and state level, could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, including but not limited to storms, floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition.

Any disruption in the operational and technical services provided to us by third parties could adversely affect our business and subject us to liability.

We rely on third parties to provide us with operational and technical services, such as hosting of our cloud computing and storage needs. The services largely depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by, among other things, natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, and other similar damaging events. If any of such services were to become inoperable for an extended period, we might be unable to fulfill our contractual commitments. Furthermore, these third parties may have access to information we maintain about our company, operations, customers, employees, vendors, or technology that are critical to or can significantly impact our business operations. Our ability to monitor such third parties’ security measures is limited. Any security incident involving such third parties could compromise the confidentiality, integrity, or availability of, or result in the theft of, our, our customers’, our employees’, or our vendors’ data and could negatively impact our operations. Security processes, protocols and standards that we implement and contractual provisions requiring security measures that we impose on such third parties may not be sufficient or effective at preventing such events. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, we could face lawsuits, regulatory investigation, fines, and potential liability, and our financial results could be negatively impacted.

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

We are subject to the risks of legal proceedings and claims, governmental inquiries, notices and investigations which could adversely affect our business.

The nature of our business exposes us to the potential for various legal proceedings and claims related to labor and employment, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, and may include collective and/or class action allegations. We have been, and in the future may again be, subject to potential governmental inquiries, notices or investigations, which also exposes us to the potential for various claims and legal proceedings. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance. Defending ourselves against such actions could result in significant costs and could require a substantial amount of time and effort by our management team. We cannot predict the outcome of legal proceedings and claims, governmental inquiries, notices or investigations to which we are a party or whether we will be subject to future legal actions. As a result, the potential costs associated with any such matters could adversely affect our business, financial condition or results of operations.

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
•
establish advance notice and other substantive and procedural requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at shareholder meetings;
•
may make it difficult to merge with or otherwise absorb a Virginia corporation acquired in a tender offer for the three years after the acquisition; and
•
may make an unsolicited attempt to gain control of us more difficult by restricting the right of specified shareholders to vote newly acquired large blocks of stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, and 231 of the 255 service centers we operated as of December 31, 2022. Our facilities are strategically dispersed over the states in which we operate. Our owned service centers include most of our larger facilities and account for approximately 95% of the total door capacity in our network. At December 31, 2022, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of December 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 16, 2023, there were 377,120 holders of our common stock, including 76 shareholders of record.

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2022:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2022	434,311	$264.79	434,238	$763,985,373
November 1-30, 2022	295,748	$287.26	295,675	$679,050,187
December 1-31, 2022	70	$302.61	-	$679,050,187
Total	730,129		729,913

(1)
Total number of shares purchased during the quarter includes 216 shares of our common stock surrendered by a participant to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of our prior repurchase program in January 2022. Under our 2021 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our 2021 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2017, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Dow Jones Transportation Average, for the five-year period ended December 31, 2022.

COMPARISON OF CUMULATIVE TOTAL RETURN
DOLLARS
$500
$400
$300
$200
$100
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Old Dominion Freight Line, Inc.
S&P 500 Total Return Index
Dow Jones Transportation Average

Cumulative Total Return

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Old Dominion Freight Line, Inc.	$100	$94	$145	$225	$415	$330
S&P 500 Total Return Index	$100	$96	$126	$149	$192	$157
Dow Jones Transportation Average	$100	$88	$106	$123	$164	$136

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. Discussions of our 2020 results and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 23, 2022.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the U.S. Department of Energy, which reset each week. We believe our yield management process focused on individual account profitability, and ongoing improvements in operating efficiencies, are both key components of our ability to produce profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2022	2021
Revenue from operations	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	43.4	47.0
Operating supplies and expenses	13.6	10.8
General supplies and expenses	2.6	2.6
Operating taxes and licenses	2.3	2.5
Insurance and claims	0.9	1.0
Communication and utilities	0.6	0.7
Depreciation and amortization	4.5	4.9
Purchased transportation	2.5	3.5
Miscellaneous expenses, net	0.2	0.5
Total operating expenses	70.6	73.5
Operating income	29.4	26.5
Interest (income) expense, net	(0.1)	0.0
Other expense, net	0.1	0.1
Income before income taxes	29.4	26.4
Provision for income taxes	7.4	6.7
Net income	22.0%	19.7%

Key financial and operating metrics for 2022 and 2021 are presented below:

	2022	2021	Change	% Change
Work days	253	252	1	0.4
Revenue (in thousands)	$6,260,077	$5,256,328	$1,003,749	19.1
Operating ratio	70.6%	73.5%
Net income (in thousands)	$1,377,159	$1,034,375	$342,784	33.1
Diluted earnings per share	$12.18	$8.89	$3.29	37.0
LTL tons (in thousands)	10,211	10,119	92	0.9
LTL tonnage per day	40,359	40,153	206	0.5
LTL shipments (in thousands)	12,989	12,880	109	0.8
LTL shipments per day	51,341	51,111	230	0.5
LTL weight per shipment (lbs.)	1,572	1,571	1	0.1
LTL revenue per hundredweight	$30.24	$25.59	$4.65	18.2
LTL revenue per shipment	$475.45	$402.01	$73.44	18.3
LTL revenue per intercity mile	$8.28	$7.32	$0.96	13.1
LTL intercity miles (in thousands)	746,028	707,611	38,417	5.4
Average length of haul (miles)	934	935	(1)	(0.1)

Our financial results for 2022 included double-digit growth in our revenue, net income and earnings per diluted share. The 19.1% increase in revenue to $6.3 billion was due primarily to the increase in LTL revenue per hundredweight as LTL tons increased 0.9%. The increase in revenue and our disciplined control of our operating costs contributed to a 290 basis-point improvement in our operating ratio to 70.6% for 2022 as compared to 73.5% for 2021. As a result, net income and earnings per diluted share increased by 33.1% and 37.0%, respectively, in 2022 as compared to 2021.

Revenue

Revenue increased $1.0 billion, or 19.1%, in 2022 compared to 2021, due to an increase in LTL revenue per hundredweight and a slight increase in LTL tonnage. Our LTL revenue per hundredweight increased 18.2% in 2022 compared to 2021. This increase reflects the impact of higher fuel surcharges associated with the significant increase in diesel fuel prices as well as the ongoing commitment to our long-term yield management strategy. Excluding fuel surcharges, LTL revenue per hundredweight increased 8.5% in 2022 as compared to 2021. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

January 2023 Update

Revenue per day increased 4.2% in January 2023 compared to the same month last year. LTL tons per day decreased 7.8%, due to a 5.9% decrease in LTL shipments per day and a 2.0% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 13.1% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 8.6% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits increased $248.9 million, or 10.1%, in 2022 as compared to 2021, due to a $188.5 million increase in the costs attributable to salaries and wages and a $60.4 million increase in employee benefit costs. The increase in salaries and wages was due primarily to increases in the average number of active full-time employees during the year. Our average number of active full-time employees increased 2,291, or 10.4%, during 2022 as compared to 2021 as we hired additional employees primarily during the first half of the year to balance our workforce with our customers' shipment trends and reduce our reliance on third-party purchased transportation. Salaries and wages also increased as a result of annual wage increases provided to our employees at the beginning of both September 2021 and 2022, as well as higher performance-based bonus compensation.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 22.9% in 2022 compared to 25.1% in 2021. The improvements in our productive labor costs, as a percentage of revenue, reflect the leveraging effect of increases in our yield as well as our ongoing commitment to operating efficiently. Our productive labor costs as a percentage of revenue were also impacted by declines in our P&D shipments per hour and linehaul laden load average as we trained our new employees. Our other salaries and wages as a percent of revenue also decreased to 9.0% in 2022 as compared to 9.3% in 2021.

The increase in the costs attributable to employee benefits of $60.4 million, or 9.1%, includes the impact of the increase in the number of full-time employees eligible for our benefits and increases in certain higher retirement benefits costs directly linked to our net income. In addition, our benefit costs were positively impacted by a reduction in accrued benefits expense attributable to the termination of an employment agreement during the third quarter of 2022. Our employee benefit costs as a percent of salaries and wages decreased to 36.2% in 2022 from 36.6% in 2021.

Operating supplies and expenses increased $285.3 million, or 50.3%, in 2022 as compared to 2021, due primarily to an increase in our costs for diesel fuel used in our vehicles, as well as other petroleum-based products. Our diesel fuel costs, excluding fuel taxes, represent the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 68.2% in 2022 as compared to 2021. In addition, our gallons consumed increased 4.1% in 2022 as compared to 2021 year due to an increase in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses as a percent of revenue increased in 2022 as compared to the same periods of 2021, due to increases in equipment repair and maintenance costs.

Depreciation and amortization increased $16.2 million, or 6.2%, in 2022 as compared to 2021. The increases in depreciation and amortization costs were due primarily to the assets acquired as part of our 2021 and 2022 capital expenditure programs. We believe depreciation costs will increase in future periods based on our 2023 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense decreased $27.7 million, or 14.9%, in 2022 as compared to 2021. We utilize purchased transportation services from third-party transportation providers in our domestic linehaul network to supplement our equipment and our workforce when needed to support our growth initiatives and to maximize the efficient movement of LTL freight within our service center network. Our significant investments in workforce and equipment enabled us to reduce our use of purchased transportation beginning in the second quarter of 2022.

Our effective tax rate in 2022 was 25.2% as compared to 25.5% in 2021. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2022	2021
Cash and cash equivalents at beginning of year	$462,564	$401,430
Cash flows provided by (used in):
Operating activities	1,691,582	1,212,606
Investing activities	(547,472)	(455,288)
Financing activities	(1,420,362)	(696,184)
(Decrease) increase in cash and cash equivalents	(276,252)	61,134
Cash and cash equivalents at end of year	$186,312	$462,564

The increase in our cash flows provided by operating activities during 2022 as compared to 2021 was primarily due to an increase in our income before income taxes of $452.9 million and fluctuations in certain working capital accounts.

The increase in our cash flows used in investing activities during 2022 as compared to 2021 was primarily due to increases in property and equipment purchases under our capital expenditure plan, which was partially offset by the timing of purchases and maturities of short-term investments. Changes in our capital expenditure plans are more fully described below under “Capital Expenditures”.

The increase in our cash flows used in financing activities during 2022 as compared to 2021 was due primarily to higher repurchases of our common stock, as well as an increase in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders”.

We have five primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, short-term investments, available borrowings under our second amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on November 21, 2019 (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, which we entered into on May 4, 2020 (the “Note Agreement”). Our Credit Agreement and Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021
Land and structures	$299,529	$252,155
Tractors	148,719	130,772
Trailers	216,697	140,595
Technology	33,783	17,139
Other equipment and assets	68,920	25,450
Less: Proceeds from sales	(22,096)	(19,548)
Total	$745,552	$546,563

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% to 15% of our revenue on capital expenditures each year. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $800 million for the year ending December 31, 2023. Approximately $300 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $400 million is allocated for the purchase of tractors and trailers; and approximately $100 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, short-term investments and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

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

As of December 31, 2022, we had $679.1 million remaining authorized under the 2021 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.30 per share for each quarter of 2022 and declared a cash dividend of $0.20 per share for each quarter of 2021.

On February 1, 2023, we announced that our Board of Directors had declared a cash dividend of $0.40 per share of our common stock. The dividend is payable on March 15, 2023 to shareholders of record at the close of business on March 1, 2023. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, short-term investments, and, if needed, borrowings under our Credit Agreement or Note Agreement.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	December 31,
(In thousands)	2022	2021
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(38,653)	(39,169)
Available borrowing capacity	$211,347	$210,831

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2022.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2022:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Series B Notes	$107,254	$22,691	$43,522	$41,041	$—
Operating lease obligations (2)	120,300	21,243	29,234	25,262	44,561
Purchase obligations and Other	186,680	160,776	22,151	3,753
Total	$414,234	$204,710	$94,907	$70,056	$44,561

(1)
Contractual obligations include principal and interest on our Series B Notes; leases consisting primarily of real estate and automotive leases; and purchase obligations relating to non-cancellable purchase orders for (i) equipment scheduled for delivery in 2023, and (ii) information technology agreements.

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

Estimated economic lives for structures are 7 to 30 years, revenue equipment is 4 to 15 years, other equipment is 2 to 20 years, and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets. Depreciation expense in 2022 totaled $275.6 million. A hypothetical change of 1% in the estimated useful lives of all depreciable assets would not have a material impact on our financial results.

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

In establishing accruals for claims and expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party actuarial estimates to determine the appropriate reserves for potential liabilities. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, any changes in the severity or number of reported claims, significant changes in medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods. Our accrued liability for insurance, BIPD claims, and workers’ compensation claims totaled $129.6 million and $126.4 million at December 31, 2022 and 2021, respectively. Claims and insurance accruals are discussed further in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

Inflation

Most of our expenses are affected by inflation, which typically results in increased operating costs. In response to fluctuations in the cost of petroleum products, particularly diesel fuel, we generally include a fuel surcharge in our tariffs and contractual agreements. The fuel surcharge is designed to offset the cost of diesel fuel above a base price and fluctuates as diesel fuel prices change from the base, which is generally indexed to the DOE’s published fuel prices that reset each week. Volatility in the price of diesel fuel has impacted our business, as described in this report. However, we do not believe inflation has had a material adverse effect on our results of operations for any of the past three years.

Related Party Transactions

Family Relationships

In August 2022, we entered into an agreement with David S. Congdon, Executive Chairman of our Board of Directors, to terminate the employment agreement between the Company and Mr. Congdon. Following termination of the employment agreement, Mr. Congdon remained an executive officer of the Company and continued to serve as Executive Chairman of our Board of Directors. John R. Congdon, Jr., a member of our Board of Directors, is the cousin of David S. Congdon. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

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

We are also exposed to interest rate risk on our short-term investments. We maintain an investment portfolio principally composed of certificates of deposit and commercial paper. These investments totaled $49.4 million and $254.4 million at December 31, 2022 and 2021, respectively. These fixed rate securities are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these debt securities, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in market interest rates would have had an immaterial impact on the fair value of these investments at December 31, 2022 and 2021.

We are exposed to market risk for investments relating to certain assets held within the Company-owned life insurance contracts on certain current and former employees. The cash surrender value in life insurance contracts included on our Balance Sheets at December 31, 2022 and 2021 was $63.5 million and $75.2 million, respectively. The portion of underlying investments with exposure to market fluctuations was $45.9 million and $59.9 million at December 31, 2022 and 2021, respectively. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments. A 10% change in market value would have caused a $4.6 million and a $6.0 million impact on our pre-tax income in 2022 and 2021, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$186,312	$462,564
Short-term investments	49,355	254,433
Customer receivables, less allowances of $10,689 and $9,855, respectively	578,648	567,474
Income taxes receivable	12,738	19,218
Other receivables	13,743	12,410
Prepaid expenses and other current assets	92,944	67,688
Total current assets	933,740	1,383,787
Property and equipment:
Revenue equipment	2,501,995	2,146,205
Land and structures	2,750,100	2,463,949
Other fixed assets	550,442	512,340
Leasehold improvements	13,516	13,131
Total property and equipment	5,816,053	5,135,625
Less: Accumulated depreciation	(2,128,985)	(1,919,939)
Net property and equipment	3,687,068	3,215,686
Other assets	217,802	222,071
Total assets	$4,838,610	$4,821,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,275	$82,519
Compensation and benefits	288,278	257,905
Claims and insurance accruals	63,307	61,822
Other accrued liabilities	51,933	61,988
Current maturities of long-term debt	20,000	—
Total current liabilities	529,793	464,234
Long-term debt	79,963	99,947
Other non-current liabilities	265,422	328,838
Deferred income taxes	310,515	248,718
Total long-term liabilities	655,900	677,503
Total liabilities	1,185,693	1,141,737
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 280,000,000 shares authorized, 110,222,819 and 115,011,172 shares outstanding at December 31, 2022 and December 31, 2021, respectively.	11,022	11,501
Capital in excess of par value	244,590	174,445
Retained earnings	3,397,305	3,493,861
Total shareholders’ equity	3,652,917	3,679,807
Total liabilities and shareholders’ equity	$4,838,610	$4,821,544

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Revenue from operations	$6,260,077	$5,256,328	$4,015,129

Operating expenses:
Salaries, wages and benefits	2,716,835	2,467,985	2,053,894
Operating supplies and expenses	852,955	567,615	373,431
General supplies and expenses	159,998	136,059	110,279
Operating taxes and licenses	141,239	133,452	116,943
Insurance and claims	58,301	53,549	42,364
Communications and utilities	40,584	34,149	31,542
Depreciation and amortization	276,050	259,883	261,259
Purchased transportation	158,111	185,785	97,947
Miscellaneous expenses, net	15,372	26,249	20,588
Total operating expenses	4,419,445	3,864,726	3,108,247

Operating income	1,840,632	1,391,602	906,882

Non-operating (income) expense:
Interest expense	1,563	1,727	2,782
Interest income	(4,884)	(786)	(1,830)
Other expense, net	2,604	2,238	4,566
Total non-operating (income) expense	(717)	3,179	5,518

Income before income taxes	1,841,349	1,388,423	901,364
Provision for income taxes	464,190	354,048	228,682
Net income	$1,377,159	$1,034,375	$672,682

Earnings per share:
Basic	$12.26	$8.94	$5.71
Diluted	$12.18	$8.89	$5.68

Weighted average shares outstanding:
Basic	112,340,791	115,651,411	117,737,180
Diluted	113,077,820	116,409,989	118,493,203

Dividends declared per share	$1.20	$0.80	$0.60

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2019	119,533	$11,953	$218,462	$2,850,302	$3,080,717
Net income	—	—	—	672,682	672,682
Share repurchases	(2,508)	(250)	—	(363,807)	(364,057)
Cash dividends declared	—	—	—	(71,046)	(71,046)
Cash paid for fractional shares	(5)	(1)	(611)	—	(612)
Share-based compensation and share issuances, net of forfeitures	57	6	11,331	—	11,337
Taxes paid in exchange for shares withheld	(19)	(2)	(2,731)	—	(2,733)
Balance as of December 31, 2020	117,058	11,706	226,451	3,088,131	3,326,288
Net income	—	—	—	1,034,375	1,034,375
Share repurchases	(2,083)	(209)	—	(536,256)	(536,465)
Forward contract for 2021 accelerated share repurchases	—	—	(62,500)	—	(62,500)
Cash dividends declared	—	—	—	(92,389)	(92,389)
Share-based compensation and share issuances, net of forfeitures	57	6	15,033	—	15,039
Taxes paid in exchange for shares withheld	(21)	(2)	(4,539)	—	(4,541)
Balance as of December 31, 2021	115,011	11,501	174,445	3,493,861	3,679,807
Net income	—	—	—	1,377,159	1,377,159
Share repurchases, including settlements under accelerated share repurchase programs	(4,815)	(482)	—	(1,276,737)	(1,277,219)
Forward contract for accelerated share repurchases settled in 2022	—	—	62,500	(62,500)	—
Cash dividends declared	—	—	—	(134,478)	(134,478)
Share-based compensation and share issuances, net of forfeitures	55	6	15,887	—	15,893
Taxes paid in exchange for shares withheld	(28)	(3)	(8,242)	—	(8,245)
Balance as of December 31, 2022	110,223	$11,022	$244,590	$3,397,305	$3,652,917

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$1,377,159	$1,034,375	$672,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,066	259,899	261,267
Noncash lease expense	16,658	14,890	11,963
(Gain) Loss on disposal of property and equipment	(3,425)	(563)	736
Deferred income taxes	62,008	30,165	(41,011)
Share-based compensation	15,893	15,039	11,337
Changes in assets and liabilities:
Customer and other receivables, net	(13,009)	(125,562)	(49,045)
Prepaid expenses and other assets	(24,714)	(38,387)	(1,722)
Accounts payable	23,756	14,008	(1,743)
Compensation, benefits and other accrued liabilities	(11,202)	32,437	72,928
Claims and insurance accruals	5,464	10,963	(1,459)
Income taxes, net	6,480	(27,929)	8,750
Other liabilities	(39,552)	(6,729)	(11,659)
Net cash provided by operating activities	1,691,582	1,212,606	933,024

Cash flows from investing activities:
Purchase of property and equipment	(775,148)	(550,077)	(225,081)
Proceeds from sale of property and equipment	22,096	19,548	3,690
Purchase of short-term investments	(163,720)	(359,389)	(360,160)
Proceeds from maturities of short-term investments	369,300	435,130	29,988
Other investing activities, net	—	(500)	(100)
Net cash used in investing activities	(547,472)	(455,288)	(551,663)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	99,923
Principal payments under debt agreements	—	—	(45,000)
Dividends paid	(134,484)	(92,366)	(71,023)
Payments for share repurchases	(1,277,219)	(536,465)	(364,057)
Forward contract for accelerated share repurchases	—	(62,500)	—
Other financing activities, net	(8,659)	(4,853)	(3,345)
Net cash used in financing activities	(1,420,362)	(696,184)	(383,502)

(Decrease) increase in cash and cash equivalents	(276,252)	61,134	(2,141)
Cash and cash equivalents at beginning of year	462,564	401,430	403,571
Cash and cash equivalents at end of year	$186,312	$462,564	$401,430

Income taxes paid	$396,510	$352,826	$266,506
Interest paid	$3,953	$4,232	$5,686
Capitalized interest	$3,260	$2,655	$2,473

Supplemental disclosure of noncash investing and financing activities:
Noncash purchases of property	$-	$16,034	$-

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

We have one operating segment and no single customer exceeds 6% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2022	2021	2020
LTL services	$6,177,055	$5,177,497	$3,961,054
Other services	83,022	78,831	54,075
Total revenue	$6,260,077	$5,256,328	$4,015,129

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Short-term Investments

The Company’s investments in certificates of deposit and commercial paper with an original maturity of greater than three months have been classified and accounted for as trading securities, and are reported in “Short-term investments” on our Balance Sheets. These investments are measured at fair value each reporting period, with gains or losses recorded in “Non-operating (income) expense” on our Statements of Operations.

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

Depreciation expense was $275.6 million, $259.5 million and $261.3 million for 2022, 2021 and 2020, respectively.

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

Our liability for claims and insurance totaled $156.0 million and $150.6 million at December 31, 2022 and 2021, respectively. The long-term portions of those reserves were $92.7 million and $88.7 million for 2022 and 2021, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock, restricted stock, and performance-based restricted stock units which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense recognized for all share-based compensation awards was $15.9 million, $15.0 million and $14.3 million during 2022, 2021, and 2020, respectively. The total tax benefit recognized related to these awards was $3.3 million, $2.9 million and $3.8 million during 2022, 2021, and 2020, respectively.

Awards of restricted stock, modified phantom stock and performance-based restricted stock units are accounted for as equity under ASC Topic 718. We recognize compensation cost, net of estimated forfeitures, for restricted stock awards and modified phantom stock awards on a straight-line basis over the requisite service period of each award. Compensation cost for performance-based restricted stock unit awards is recognized using the accelerated attribution method over the requisite service period of each award. At the end of each reporting period, we reassess the probability of achieving performance targets and changes to our initial assessment are reflected in the reporting period in which the change in estimate occurs.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $29.0 million, $28.1 million and $19.0 million for 2022, 2021 and 2020, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The levels of inputs used to measure fair value are:

• Level 1 — Quoted prices for identical instruments in active markets;

• Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

• Level 3 — Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

From time to time we have entered into accelerated share repurchase agreements with third-party financial institutions that are accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Balance Sheets. The Company's accelerated share repurchase agreements are each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity for 2022 and 2021.

		Agreement
Agreement	Settlement	Amount	Initial Shares	Shares Received	Total Shares
Date	Date	(In millions)	Received	at Settlement	Received
February 2021	August 2021	$275.0	960,330	140,716	1,101,046
August 2021	January 2022	$250.0	655,365	123,410	778,775
February 2022	April 2022	$400.0	1,018,157	372,809	1,390,966

At December 31, 2022, we had $679.1 million remaining authorized under the 2021 Repurchase Program.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Note 2. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

	December 31,
(In thousands)	2022	2021
Senior notes	$99,963	$99,947
Revolving credit facility	—	—
Total long-term debt	99,963	99,947
Less: Current maturities	(20,000)	—
Total maturities due after one year	$79,963	$99,947

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

There were $38.7 million and $39.2 million of outstanding letters of credit at December 31, 2022 and 2021, respectively.

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

Note 3. Leases

We lease certain assets under operating leases, which primarily consisted of real estate leases for certain service center locations and automotive leases for private passenger vehicles. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. We have not made any residual value guarantees related to our operating leases; therefore, we have no corresponding liability recorded on our Balance Sheets.

The right-of-use assets and corresponding lease liabilities on our Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options begin in 2023 and continue through 2033, and range from one to ten years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets or corresponding lease liabilities.

Of our total operating lease liabilities, $17.3 million and $14.0 million are classified as current and are presented within “Other accrued liabilities,” and $80.8 million and $88.8 million are classified as non-current and are presented within “Other non-current liabilities” on our Balance Sheets as of December 31, 2022 and 2021, respectively. Our right-of-use assets totaled $95.2 million and $100.3 million and are presented within “Other assets,” which is classified as long-term, on our Balance Sheets as of December 31, 2022 and 2021, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of December 31, 2022, are as follows:

(In thousands)	Lease Payments (a)
2023	$21,243
2024	15,970
2025	13,264
2026	12,888
2027	12,374
Thereafter	44,561
Total lease payments	$120,300
Less: imputed interest	(22,140)
Total lease liabilities	$98,160

(a)
Lease payments include lease extensions that are reasonably certain to be exercised.

The weighted average lease term for our operating leases was 8.1 years and 9.0 years at December 31, 2022 and 2021, respectively. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 3.8% and 3.0% as of December 31, 2022 and 2021, respectively.

Cash paid for amounts included in the measurement of our operating leases was $18.6 million and $17.6 million for the years ended December 31, 2022 and 2021, respectively. Aggregate expense under operating leases was $20.0 million, $19.0 million and $16.0 million for 2022, 2021 and 2020, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset. During the years ended December 31, 2022 and 2021, we added $11.6 million and $12.2 million of right-of-use assets, respectively, in exchange for new operating lease liabilities.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$318,571	$253,084	$216,469
State	83,611	70,799	53,224
	402,182	323,883	269,693
Deferred:
Federal	51,862	26,382	(35,372)
State	10,146	3,783	(5,639)
	62,008	30,165	(41,011)
Total provision for income taxes	$464,190	$354,048	$228,682

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2022, 2021 and 2020:

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
(In thousands)	2022	2021	2020
Tax provision at statutory rate	$386,683	$291,569	$189,287
State income taxes, net of federal benefit	75,906	60,036	39,098
Other, net	1,601	2,443	297
Total provision for income taxes	$464,190	$354,048	$228,682

Deferred tax assets and liabilities, which are included in “Other assets” and “Deferred income taxes” on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Claims and insurance reserves	$31,736	$30,773
Accrued vacation	20,330	21,518
Deferred compensation	39,973	43,150
Other	11,767	21,349
Total deferred tax assets	103,806	116,790

Deferred tax liabilities:
Depreciation and amortization	(407,942)	(359,738)
Other	(5,113)	(4,293)
Total deferred tax liabilities	(413,055)	(364,031)
Net deferred tax liability	$(309,249)	$(247,241)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2019 through 2022. We also remain open to examination by various state tax jurisdictions for tax years 2018 through 2022.

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2022 and 2021. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

Note 5. Related Party Transactions

In August 2022, we entered into an agreement with David S. Congdon, Executive Chairman of our Board of Directors, to terminate the employment agreement between the Company and Mr. Congdon. Following termination of the employment agreement, Mr. Congdon remained an executive officer of the Company and continued to serve as Executive Chairman of our Board of Directors. John R. Congdon, Jr., a member of our Board of Directors, is the cousin of David S. Congdon. We regularly disclose the amount of compensation that we pay to these individuals, as well as the compensation paid to any of their family members employed by us that from time to time may require disclosure, in the proxy statement for our Annual Meeting of Shareholders.

Note 6. Employee Benefit Plans

Defined Contribution Plan

Full-time employees meeting certain eligibility requirements are automatically enrolled in our 401(k) employee retirement plan, unless the employee elects not to defer any compensation. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2022, 2021 and 2020 were $135.2 million, $102.0 million and $65.4 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $88.3 million and $95.2 million at December 31, 2022 and 2021, respectively, of which $83.2 million and $90.4 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2022 and 2021, respectively.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Weighted average shares outstanding - basic	112,340,791	115,651,411	117,737,180
Dilutive effect of share-based awards	737,029	758,578	756,023
Weighted average shares outstanding - diluted	113,077,820	116,409,989	118,493,203

Note 8. Share-Based Compensation

Stock Incentive Plan

On May 19, 2016, our shareholders approved the Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (the “Stock Incentive Plan”) previously approved by our Board of Directors. The Stock Incentive Plan, under which awards may be granted until May 18, 2026, or the Stock Incentive Plan’s earlier termination, serves as our primary equity incentive plan and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards or dividend equivalent awards to selected employees and non-employee directors. The maximum number of shares of common stock that we may issue or deliver pursuant to awards granted under the Stock Incentive Plan is 3,000,000 shares.

Restricted Stock Awards

During 2022, 2021 and 2020, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

date, and the non-employee director restricted stock awards generally vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company.

Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	115,576	$163.57
Granted	32,292	303.81
Vested	(68,098)	149.03
Forfeited	(2,045)	231.47
Unvested at December 31, 2022	77,725	$232.79

The weighted average grant date fair value per restricted stock award granted during fiscal years 2022, 2021 and 2020 was $303.81, $213.55 and $149.38, respectively. The total fair value of vested restricted stock awards for fiscal year 2022, 2021 and 2020 was $20.1 million, $15.6 million and $11.9 million, respectively. At December 31, 2022, the Company had $9.4 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.6 years.

Performance-Based Restricted Stock Units

During 2022, 2021 and 2020 we granted performance-based restricted stock units (“PBRSUs”) to selected employees under the Stock Incentive Plan. The PBRSUs are earned based on the achievement of stated Company performance metrics over a one-year performance period. One-third of the earned PBRSUs vest following the end of the one-year performance period if the performance metrics are satisfied, with an additional one-third of the PBRSUs vesting on each of the next two grant date anniversaries. Earned PBRSUs are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested PBRSUs are generally forfeited if minimum threshold performance targets are not achieved or upon termination of employment. The unvested PBRSUs do not include voting rights or dividend participation rights.

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

The following table summarizes our activity for PBRSUs for employees during 2022:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2022	58,007	$183.93
Granted (a)	19,314	310.21
Vested	(22,785)	178.24
Forfeited	—	—
Unvested at December 31, 2022	54,536	$231.03

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(a) PBRSUs earned may range from zero to 200% of the target award. Actual PBRSUs earned for the 2022 performance period, as determined by the Compensation Committee, were equal to 200% of the target amount.

At December 31, 2022, the Company had $3.5 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested PBRSUs that are expected to be recognized over a weighted average period of 1.8 years.

Phantom Stock Awards

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2022 is provided below. There were no phantom stock awards granted or forfeited during 2022.

Total Phantom Shares
Balance of shares outstanding at January 1, 2022	613,996
Settled	(1,476)
Balance of shares outstanding at December 31, 2022	612,520

Of these outstanding awards, 610,798 phantom shares were vested at December 31, 2022 with a weighted average grant date fair value per share of $120.42. The remaining phantom shares are unvested and have a weighted average grant date fair value per share of $114.76. The settled shares have a weighted average grant date fair value per share of $123.46.

Note 9. Fair Value Measurements

Short-term investments

A summary of the fair value of our short-term investments as of December 31, 2022 and December 31, 2021 is shown in the tables below.

(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Commercial paper	$49,355	$—	$49,355	$—
Total	$49,355	$—	$49,355	$—

(In thousands)	December 31, 2021	Level 1	Level 2	Level 3
Commercial paper	214,419	—	214,419	—
Certificates of deposit	$40,014	$—	$40,014	$—
Total	$254,433	$—	$254,433	$—

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature. Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term debt

The carrying value of our total long-term debt, including current maturities, was $100.0 million and $99.9 million at December 31, 2022 and 2021, respectively. The estimated fair value of our total long-term debt, including current maturities, was $92.6 million and $104.5 million at December 31, 2022 and 2021, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, as well as the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion.

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

The liability for claims and insurance totaled $156.0 million at December 31, 2022, and the majority of this amount represents the self-insurance reserves for BIPD and workers’ compensation claims. The long-term portion of this liability was $92.7 million, which was included in “Other non-current liabilities”, and the remainder was included in “Claims and insurance accruals” on the Company’s Balance Sheets.

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

February 22, 2023

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

b)
Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2022, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 22, 2023, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

February 22, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” and “Corporate Governance – Director Nominations,” and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2023 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2023 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2022 and December 31, 2021

Statements of Operations – Years ended December 31, 2022, December 31, 2021 and December 31, 2020

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2022, December 31, 2021 and December 31, 2020

Statements of Cash Flows – Years ended December 31, 2022, December 31, 2021 and December 31, 2020

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

(a)(2) Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2020	$3,497	$3,248	$2,650	$4,095
2021	$4,095	$3,773	$1,829	$6,039
2022	$6,039	$2,128	$1,490	$6,677

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

FOR YEAR ENDED DECEMBER 31, 2022

Exhibit No.	Description

3.1.1

Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.1.3

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020)

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (as amended through October 19, 2022) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on October 20, 2022)

4.1	Specimen certificate of Common Stock

4.14

Second Amended and Restated Credit Agreement, dated November 21, 2019, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 21, 2019)

4.15

Description of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 3, 2022)

4.16

Note Purchase and Private Shelf Agreement among Old Dominion Freight Line, Inc., PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., as purchasers, dated as of May 4, 2020 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020)

10.17.15*	Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012)

10.17.16*

Form of Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 5, 2012)

10.17.20*

First Amendment to the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.17.24*

Agreement to Terminate Amended and Restated Employment Agreement, effective August 16, 2022, by and between Old Dominion Freight Line, Inc. and David S. Congdon (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on August 16, 2022)

10.18.4*

Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.7*

Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.9*

2014 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective February 20, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.12*

Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

10.18.13*

Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019)) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

10.18.15*

Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2022 Annual Meeting of Shareholders (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 3, 2022)

10.19.1*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005)

10.19.3*

Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.19.4*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.19.7*

2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

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

10.20.3*

Second Amendment to 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., as amended, effective November 10, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 29, 2012)

10.20.4*

Third Amendment to the 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.20.5*

Fourth Amendment to the 2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 3, 2022)

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

Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 99 contained in the Company’s Registration Statement on Form S-8 (File No. 333-211464), filed on May 19, 2016)

10.23.2*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016)

10.23.4*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022)

10.23.5*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022)

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the

Balance Sheets at December 31, 2022 and 2021, (ii) the Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) the Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (v) the Notes to the Financial Statements

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 22, 2023	By:	/s/ GREG C. GANTT
Greg C. Gantt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 22, 2023
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 22, 2023
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 22, 2023
John R. Congdon, Jr.

/s/ BRADLEY R. GABOSCH	Director	February 22, 2023
Bradley R. Gabosch

/s/ PATRICK D. HANLEY	Director	February 22, 2023
Patrick D. Hanley

/s/ JOHN D. KASARDA	Director	February 22, 2023
John D. Kasarda

/s/ WENDY T. STALLINGS	Director	February 22, 2023
Wendy T. Stallings

/s/ THOMAS A. STITH, III	Director	February 22, 2023
Thomas A. Stith, III

/s/ LEO H. SUGGS	Director	February 22, 2023
Leo H. Suggs

/s/ D. MICHAEL WRAY	Director	February 22, 2023
D. Michael Wray
/s/ GREG C. GANTT	President, Chief Executive Officer and Director	February 22, 2023
Greg C. Gantt	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Senior Vice President – Finance,	February 22, 2023
Adam N. Satterfield	Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

/s/ KIMBERLY S. MAREADY	Vice President – Accounting and Finance	February 22, 2023
Kimberly S. Maready	(Principal Accounting Officer)