Form 10-Q
period 2023-03-31
OLD DOMINION FREIGHT LINE, INC.
filed 2023-05-08
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023 there were 109,651,528 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2023	December 31,
(In thousands, except share and per share data)	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$207,624	$186,312
Short-term investments	24,807	49,355
Customer receivables, less allowances of $11,069 and $10,689, respectively	564,490	578,648
Income taxes receivable	—	12,738
Other receivables	15,389	13,743
Prepaid expenses and other current assets	84,640	92,944
Total current assets	896,950	933,740

Property and equipment:
Revenue equipment	2,556,832	2,501,995
Land and structures	2,834,205	2,750,100
Other fixed assets	605,301	550,442
Leasehold improvements	13,598	13,516
Total property and equipment	6,009,936	5,816,053
Accumulated depreciation	(2,168,472)	(2,128,985)
Net property and equipment	3,841,464	3,687,068

Other assets	218,674	217,802
Total assets	$4,957,088	$4,838,610

Note: The Condensed Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2023	December 31,
(In thousands, except share and per share data)	(Unaudited)	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,773	$106,275
Compensation and benefits	220,539	288,278
Claims and insurance accruals	61,714	63,307
Other accrued liabilities	64,626	51,933
Income taxes payable	82,868	—
Current maturities of long-term debt	20,000	20,000
Total current liabilities	569,520	529,793

Long-term liabilities:
Long-term debt	79,967	79,963
Other non-current liabilities	250,587	265,422
Deferred income taxes	310,515	310,515
Total long-term liabilities	641,069	655,900
Total liabilities	1,210,589	1,185,693

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 109,830,927 and 110,222,819 shares outstanding at March 31, 2023 and December 31, 2022, respectively	10,983	11,022
Capital in excess of par value	240,024	244,590
Retained earnings	3,495,492	3,397,305
Total shareholders’ equity	3,746,499	3,652,917
Total liabilities and shareholders’ equity	$4,957,088	$4,838,610

Note: The Condensed Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Revenue from operations	$1,442,136	$1,497,280

Operating expenses:
Salaries, wages and benefits	652,075	680,189
Operating supplies and expenses	192,384	191,357
General supplies and expenses	39,545	35,513
Operating taxes and licenses	36,701	35,076
Insurance and claims	16,028	16,107
Communications and utilities	11,017	9,876
Depreciation and amortization	75,947	67,340
Purchased transportation	30,615	52,500
Miscellaneous expenses, net	4,775	3,704
Total operating expenses	1,059,087	1,091,662

Operating income	383,049	405,618

Non-operating (income) expense:
Interest expense	200	73
Interest income	(2,811)	(129)
Other expense, net	1,511	605
Total non-operating (income) expense	(1,100)	549

Income before income taxes	384,149	405,069

Provision for income taxes	99,111	105,318

Net income	$285,038	$299,751

Earnings per share:
Basic	$2.59	$2.62
Diluted	$2.58	$2.60

Weighted average shares outstanding:
Basic	109,956	114,419
Diluted	110,679	115,173

Dividends declared per share	$0.40	$0.30

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2023 and 2022
			Capital in
	Common Stock		Excess of	Retained
(In thousands, except per share data)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2022	110,223	$11,022	$244,590	$3,397,305	$3,652,917
Net income	—	—	—	285,038	285,038
Share repurchases	(430)	(43)	—	(142,857)	(142,900)
Cash dividends declared ($0.40 per share)	—	—	—	(43,994)	(43,994)
Share-based compensation and share issuances, net of forfeitures	62	6	3,790	—	3,796
Taxes paid in exchange for shares withheld	(24)	(2)	(8,356)	—	(8,358)
Balance as of March 31, 2023	109,831	$10,983	$240,024	$3,495,492	$3,746,499

Balance as of December 31, 2021	115,011	$11,501	$174,445	$3,493,861	$3,679,807
Net income	—	—	—	299,751	299,751
Share repurchases, including settlements under accelerated share repurchase programs	(1,273)	(127)	62,500	(400,725)	(338,352)
Forward contract for accelerated share repurchases	—	—	(100,000)	—	(100,000)
Cash dividends declared ($0.30 per share)	—	—	—	(34,128)	(34,128)
Share-based compensation and share issuances, net of forfeitures	50	5	4,286	—	4,291
Taxes paid in exchange for shares withheld	(27)	(3)	(8,059)	—	(8,062)
Balance as of March 31, 2022	113,761	$11,376	$133,172	$3,358,759	$3,503,307

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$285,038	$299,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,951	67,344
Gain on disposal of property and equipment	(4,345)	(1,205)
Other, net	8,390	8,115
Changes in operating assets and liabilities, net	50,333	14,720
Net cash provided by operating activities	415,367	388,725

Cash flows from investing activities:
Purchase of property and equipment	(234,736)	(93,713)
Proceeds from sale of property and equipment	10,283	10,455
Purchase of short-term investments	—	(75,162)
Proceeds from maturities of short-term investments	24,578	49,966
Net cash used in investing activities	(199,875)	(108,454)

Cash flows from financing activities:
Payments for share repurchases	(141,666)	(338,352)
Forward contract for accelerated share repurchases	—	(100,000)
Dividends paid	(44,052)	(34,196)
Other financing activities, net	(8,462)	(8,165)
Net cash used in financing activities	(194,180)	(480,713)

Increase (decrease) in cash and cash equivalents	21,312	(200,442)
Cash and cash equivalents at beginning of period	186,312	462,564
Cash and cash equivalents at end of period	$207,624	$262,122

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

	Three Months Ended
	March 31,
(In thousands)	2023	2022
LTL services	$1,424,372	$1,475,781
Other services	17,764	21,499
Total revenue from operations	$1,442,136	$1,497,280

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2023.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2022, other than those disclosed in this Form 10-Q.

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

We entered into accelerated share repurchase agreements with a third-party financial institution on each of August 26, 2021 and February 24, 2022. The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Balance Sheets. The

Company's accelerated share repurchase agreements are each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity for the three months ended March 31, 2022. There was no accelerated share repurchase activity in 2023.

		Agreement
Agreement	Settlement	Amount	Initial Shares	Shares Received	Total Shares
Date	Date	(In millions)	Received	at Settlement	Received
August 2021	January 2022	$250.0	655,365	123,410	778,775
February 2022	April 2022	$400.0	1,018,157	372,809	1,390,966

At March 31, 2023, we had $537.4 million remaining authorized under the 2021 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Weighted average shares outstanding - basic	109,956	114,419
Dilutive effect of share-based awards	723	754
Weighted average shares outstanding - diluted	110,679	115,173

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Senior notes	$99,967	$99,963
Revolving credit facility	—	—
Total long-term debt	99,967	99,963
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$79,967	$79,963

Note Agreement

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, and on March 22, 2023, we entered into an amendment to that agreement (as amended, the “Note Agreement”). The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments became required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on March 22, 2023 (the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) the Secured Overnight Financing Rate (SOFR) plus the Term SOFR Adjustment, as defined in the Credit Agreement, equal to 0.100%, plus an applicable margin that ranges from 1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin that ranges from 0.000% to 0.375%. The applicable margin for each of the foregoing options is dependent upon our debt to total capitalization ratio. Letter of credit fees equal to the applicable margin for SOFR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.09% to 0.175% (based upon our debt to total capitalization ratio) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on SOFR loans and letter of credit fees were 1.000% and commitment fees were 0.09%.

The Credit Agreement replaced our previous five-year, $250.0 million senior unsecured revolving credit agreement dated as of November 21, 2019 (the “Prior Credit Agreement”). For periods in 2023 and 2022 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees were 1.000% and commitment fees were 0.100%.

There were $37.0 million and $38.7 million of outstanding letters of credit at March 31, 2023 and December 31, 2022, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of March 31, 2023 and December 31, 2022 is shown in the tables below.

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2023
Commercial paper	$24,807	-	$24,807	-

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022
Commercial paper	$49,355	-	$49,355	-

Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $100.0 million at each of March 31, 2023 and December 31, 2022, respectively. The estimated fair value of our total long-term debt, including current maturities, was $94.2 million and $92.6 million at March 31, 2023 and December 31, 2022, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the U.S. Department of Energy, which reset each week. We believe our yield management process focused on individual account profitability, as well as ongoing improvements in operating efficiencies, are both key components of our ability to produce profitable growth.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2023	2022
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	45.2	45.4
Operating supplies and expenses	13.3	12.8
General supplies and expenses	2.7	2.4
Operating taxes and licenses	2.6	2.3
Insurance and claims	1.1	1.1
Communications and utilities	0.8	0.7
Depreciation and amortization	5.3	4.5
Purchased transportation	2.1	3.5
Miscellaneous expenses, net	0.3	0.2
Total operating expenses	73.4	72.9

Operating income	26.6	27.1

Interest income, net	(0.2)	(0.0)
Other expense, net	0.2	0.1

Income before income taxes	26.6	27.0

Provision for income taxes	6.8	7.0

Net income	19.8%	20.0%

Key financial and operating metrics for the three-month periods ended March 31, 2023 and 2022 are presented below:

	Three Months Ended
	March 31,
	2023	2022	% Change
Work days	64	64	—
Revenue (in thousands)	$1,442,136	$1,497,280	(3.7)%
Operating ratio	73.4%	72.9%
Net income (in thousands)	$285,038	$299,751	(4.9)%
Diluted earnings per share	$2.58	$2.60	(0.8)%
LTL tons (in thousands)	2,339	2,653	(11.9)%
LTL tonnage per day	36,540	41,454	(11.9)%
LTL shipments (in thousands)	3,018	3,340	(9.6)%
LTL shipments per day	47,155	52,190	(9.6)%
LTL weight per shipment (lbs.)	1,550	1,589	(2.5)%
LTL revenue per hundredweight	$30.71	$28.13	9.2%
LTL revenue per shipment	$475.88	$446.86	6.5%
Average length of haul (miles)	925	939	(1.5)%

Our financial results for the first quarter of 2023 include year-over-year reductions in revenue and profitability. The decline in our revenue was due to a decrease in LTL tons that was partially offset by an increase in our revenue per hundredweight. Our volumes were impacted by softness in the domestic economy and a challenging operating environment. Despite these challenges, we maintained our disciplined approach to pricing and continued to focus on controlling our costs. However, the improvements in some of our direct costs as a percent of revenue were not enough to fully offset the negative impact on our operating ratio of increases in our fixed overhead costs. As a result, our operating ratio for the first quarter of 2023 increased to 73.4% and our net income and diluted earnings per share decreased by 4.9% and 0.8%, respectively, as compared to the first quarter of 2022.

Revenue

Revenue decreased $55.1 million, or 3.7%, in the first quarter of 2023 as compared to the same period of 2022, which included an 11.9% decrease in LTL tons. The decrease in our LTL tons resulted from decreases in LTL shipments and LTL weight per shipment. We believe these declines in tonnage in the first quarter of 2023 as compared to the first quarter of 2022 were primarily attributable to a more challenging macroeconomic environment.

Our LTL revenue per hundredweight increased 9.2% in the first quarter of 2023 as compared to the first quarter of 2022. Excluding fuel surcharges, LTL revenue per hundredweight increased 8.6% in the first quarter of 2023 as compared to the first quarter of 2022. We believe the increase in LTL revenue per hundredweight was driven by our ongoing execution of our yield management strategy, which is focused on obtaining price increases necessary to offset our cost inflation and support our regular investments in capacity and technology. The increases in our revenue per hundredweight metrics include the favorable impact of the decline in our LTL weight per shipment, which was partially offset by the negative effect of a decrease in our average length of haul.

April 2023 Update

Revenue per day decreased 13.5% in April 2023 compared to the same month last year. LTL tons per day decreased 14.5%, due to an 11.8% decrease in LTL shipments per day and a 3.1% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 1.4% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 7.9% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits decreased $28.1 million, or 4.1%, in the first quarter of 2023 as compared to the first quarter of 2022, due to a $29.3 million, or 5.8%, decrease in salaries and wages that was slightly offset by a $1.2 million, or 0.7%, increase in employee benefit costs. The decrease in salaries and wages was primarily due to the 5.4% decrease in our average number of full-time employees compared to the first quarter of 2022 as we balanced our workforce with current shipping trends. Salaries and wages also decreased as a result of lower performance-based and discretionary bonus compensation, the impacts of which were partially offset by the annual wage increase provided to our employees in September 2022.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 23.8% in the first quarter of 2023 as compared to 24.3% in the first quarter of 2022. While our platform operations metrics improved during the first quarter of 2023, our linehaul laden load average and our P&D shipments per hour productivity metrics declined due to the impact of the general loss of operating density associated with the decrease in our shipments and weight per shipment. Our other salaries and wages as a percent of revenue also decreased slightly to 9.2% in the first quarter of 2023 as compared to 9.4% in the first quarter of 2022.

The costs attributable to employee benefits increased $1.2 million in the first quarter of 2023 as compared to the same prior year period, due to higher costs for employee group health benefits and higher holiday pay benefits that were partially offset by a decrease in retirement benefit plan costs directly linked to our net income. The increase in group health benefit costs were due to increases in costs per claim and claim volumes. Employee benefit costs as a percent of salaries and wages increased to 37.0% in the first quarter of 2023 from 34.6% in the first quarter of 2022.

Operating supplies and expenses increased $1.0 million, or 0.5%, in the first quarter of 2023 as compared to the first quarter of 2022. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 0.2% in the first quarter of 2023 as compared to the first quarter of 2022. Our gallons consumed decreased 7.4% in the first quarter of 2023 as compared to the first quarter of 2022 due primarily to a 5.8% decrease in miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. While these fuel costs decreased as compared to the first quarter of 2022, these decreases were more than offset by increases in our other operating supplies and expenses due primarily to higher maintenance and repair costs.

Depreciation and amortization costs increased $8.6 million, or 12.8%, in the first quarter of 2023 as compared to the first quarter of 2022, due primarily to the increases in depreciation and amortization costs of the assets acquired as part of our 2022 and 2023 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2023 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense decreased $21.9 million, or 41.7%, in the first quarter of 2023 as compared to the first quarter of 2022. We utilize purchased transportation services from third-party transportation providers in our domestic linehaul network to supplement our equipment and our workforce when needed to support our growth initiatives and to maximize the efficient movement of LTL freight within our service center network. Our significant investments in workforce and equipment enabled us to reduce our use of purchased transportation beginning in the second quarter of 2022.

Our effective tax rate for the first quarter of 2023 was 25.8% as compared to 26.0% in the first quarter of 2022. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other discrete or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash and cash equivalents at beginning of period	$186,312	$462,564
Cash flows provided by (used in):
Operating activities	415,367	388,725
Investing activities	(199,875)	(108,454)
Financing activities	(194,180)	(480,713)
Increase (Decrease) in cash and cash equivalents	21,312	(200,442)
Cash and cash equivalents at end of period	$207,624	$262,122

The increase in our cash flows provided by operating activities during the first quarter of 2023 as compared to the first quarter of 2022 was due to fluctuations in certain working capital accounts, primarily accounts receivable and other liabilities, which were slightly offset by the decrease in our net income.

The change in our cash flows used in investing activities during the first quarter of 2023 as compared to the first quarter of 2022 was impacted by the timing of expenditures under our 2022 and 2023 capital expenditure programs and the timing of purchases and maturities of short-term investments. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during the first quarter of 2023 as compared to the first quarter of 2022 was due primarily to lower repurchases of our common stock, and increases in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

We have five primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, short-term investments, available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on March 22, 2023 (together, the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, as amended by the First Amendment entered into on March 22, 2023 (the “Note Agreement”). Our Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the three-month period ended March 31, 2023 and the years ended December 31, 2022 and 2021:

	March 31,	December 31,
(In thousands)	2023	2022	2021
Land and structures	$87,240	$299,529	$252,155
Tractors	56,913	148,719	130,772
Trailers	57,983	216,697	140,595
Technology	17,581	33,783	17,139
Other equipment and assets	15,019	68,920	25,450
Proceeds from sales	(10,283)	(22,096)	(19,548)
Total	$224,453	$745,552	$546,563

Our capital expenditures vary based upon the change in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% to 15% of our revenue on capital expenditures each year. We expect to continue to maintain a high level of capital expenditures in order to support our long-term plan for market share growth.

We currently estimate capital expenditures will be approximately $700 million for the year ending December 31, 2023. Approximately $260 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $365 million is allocated for the purchase of tractors and trailers; and approximately $75 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents, short-term investments and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after completion of our prior repurchase program.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

As of March 31, 2023, we had $537.4 million remaining authorized under the 2021 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.40 per share for the first quarter of 2023 and declared a cash dividend of $0.30 per share for each quarter of 2022.

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

Financing Agreements

Note Agreement

The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Principal payments became required annually beginning on May 4, 2023 in equal installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement or other senior promissory notes issued pursuant to the Note Agreement.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) the Secured Overnight Financing Rate (SOFR) plus the Term SOFR Adjustment, as defined in the Credit Agreement, equal to 0.100%, plus an applicable margin that ranges from 1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin that ranges from 0.000% to 0.375%. The applicable margin for each of the foregoing options is dependent upon our consolidated debt to consolidated total capitalization ratio. Letter of credit fees equal to the applicable margin for SOFR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.09% to 0.175% (based upon our consolidated debt to consolidated total capitalization ratio) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on SOFR loans and letter of credit fees were 1.000% and commitment fees were 0.09%.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2023	2022
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(36,964)	(38,653)
Available borrowing capacity	$213,036	$211,347

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note

Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2023.

We do not anticipate financial performance that would cause us to violate any such covenants in the future, and we believe the combination of our existing Credit Agreement and Note Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

The interest rate is fixed on the Series B Notes. Therefore, short-term exposure to fluctuations in interest rates is limited to our Credit Agreement. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022 that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•
the challenges associated with executing our growth strategy, and developing, marketing and consistently delivering high-quality services that meet customer expectations;
•
various risks related to health epidemics, pandemics and similar outbreaks;
•
changes in our relationships with significant customers;

•
our exposure to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation and healthcare, increased self-insured retention or deductible levels or premiums for excess coverage, and claims in excess of insured coverage levels;
•
the availability and cost of equipment and parts, including regulatory changes and supply constraints that could impact the cost of these assets;
•
increased costs, beyond what we may be able to recover through price increases, including as a result of inflation;
•
the availability and cost of suitable real estate;
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
•
disruption in the operational and technical services (including software as a service) provided to us by third parties, which could result in operational delays and/or increased costs;

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

Our forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements as (i) these statements are neither a prediction nor a guarantee of future events or circumstances; and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose for the three months ended March 31, 2023.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2023:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1-31, 2023	166,862	$307.76	166,817	$627,709,181
February 1-28, 2023	124,994	$350.59	101,408	$592,217,699
March 1-31, 2023	162,257	$338.03	162,212	$537,384,497
Total	454,113	$330.37	430,437
(1)
Total number of shares purchased during the quarter includes 23,676 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
(2)
Average price paid per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

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

4.17	First Amendment to Note Purchase and Private Shelf Agreement, dated March 22, 2023, by and among Old Dominion Freight Line, Inc., PGIM, Inc. and the other holders of the Notes (as defined therein)

4.18	Third Amended and Restated Credit Agreement, dated March 22, 2023, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 8, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Condensed Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and 2022, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 8, 2023	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

DATE:	May 8, 2023	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)