Form 10-Q
period 2023-06-30
OLD DOMINION FREIGHT LINE, INC.
filed 2023-08-04
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023 there were 109,268,081 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2023	December 31,
(In thousands, except share and per share data)	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$55,141	$186,312
Short-term investments	—	49,355
Customer receivables, less allowances of $10,016 and $10,689, respectively	543,767	578,648
Income taxes receivable	9,359	12,738
Other receivables	15,620	13,743
Prepaid expenses and other current assets	106,722	92,944
Total current assets	730,609	933,740

Property and equipment:
Revenue equipment	2,620,882	2,501,995
Land and structures	2,898,475	2,750,100
Other fixed assets	613,381	550,442
Leasehold improvements	14,427	13,516
Total property and equipment	6,147,165	5,816,053
Accumulated depreciation	(2,146,066)	(2,128,985)
Net property and equipment	4,001,099	3,687,068

Other assets	247,224	217,802
Total assets	$4,978,932	$4,838,610

Note: The Condensed Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2023	December 31,
(In thousands, except share and per share data)	(Unaudited)	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,661	$106,275
Compensation and benefits	249,922	288,278
Claims and insurance accruals	60,837	63,307
Other accrued liabilities	75,598	51,933
Current maturities of long-term debt	20,000	20,000
Total current liabilities	503,018	529,793

Long-term liabilities:
Long-term debt	59,970	79,963
Other non-current liabilities	273,394	265,422
Deferred income taxes	310,515	310,515
Total long-term liabilities	643,879	655,900
Total liabilities	1,146,897	1,185,693

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 109,337,474 and 110,222,819 shares outstanding at June 30, 2023 and December 31, 2022, respectively	10,934	11,022
Capital in excess of par value	239,039	244,590
Retained earnings	3,582,062	3,397,305
Total shareholders’ equity	3,832,035	3,652,917
Total liabilities and shareholders’ equity	$4,978,932	$4,838,610

Note: The Condensed Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue from operations	$1,413,189	$1,667,448	$2,855,325	$3,164,728

Operating expenses:
Salaries, wages and benefits	642,841	705,710	1,294,916	1,385,899
Operating supplies and expenses	165,373	236,712	357,757	428,069
General supplies and expenses	38,606	39,116	78,151	74,629
Operating taxes and licenses	36,890	34,952	73,591	70,028
Insurance and claims	15,381	16,964	31,409	33,071
Communications and utilities	11,515	9,898	22,532	19,774
Depreciation and amortization	79,784	68,310	155,731	135,650
Purchased transportation	28,596	42,681	59,211	95,181
Miscellaneous expenses, net	2,609	4,400	7,384	8,104
Total operating expenses	1,021,595	1,158,743	2,080,682	2,250,405

Operating income	391,594	508,705	774,643	914,323

Non-operating (income) expense:
Interest expense	89	213	289	286
Interest income	(2,368)	(471)	(5,179)	(600)
Other expense, net	1,947	750	3,458	1,355
Total non-operating (income) expense	(332)	492	(1,432)	1,041

Income before income taxes	391,926	508,213	776,075	913,282

Provision for income taxes	99,564	132,135	198,675	237,453

Net income	$292,362	$376,078	$577,400	$675,829

Earnings per share:
Basic	$2.67	$3.33	$5.26	$5.94
Diluted	$2.65	$3.30	$5.23	$5.90

Weighted average shares outstanding:
Basic	109,521	113,079	109,737	113,745
Diluted	110,199	113,805	110,438	114,485

Dividends declared per share	$0.40	$0.30	$0.80	$0.60

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2023 and 2022
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of March 31, 2023	109,831	$10,983	$240,024	$3,495,492	$3,746,499
Net income	—	—	—	292,362	292,362
Share repurchases, including net excise tax	(502)	(50)	—	(162,012)	(162,062)
Cash dividends declared ($0.40 per share)	—	—	—	(43,780)	(43,780)
Share-based compensation and share issuances, net of forfeitures	17	2	1,869	—	1,871
Taxes paid in exchange for shares withheld	(9)	(1)	(2,854)	—	(2,855)
Balance as of June 30, 2023	109,337	$10,934	$239,039	$3,582,062	$3,832,035

Balance as of March 31, 2022	113,761	$11,376	$133,172	$3,358,759	$3,503,307
Net income	—	—	—	376,078	376,078
Share repurchases	(1,530)	(153)	—	(293,365)	(293,518)
Forward contract for accelerated share repurchases settled in 2023	—	—	100,000	(100,000)	—
Cash dividends declared ($0.30 per share)	—	—	—	(33,858)	(33,858)
Share-based compensation and share issuances, net of forfeitures	5	1	3,881	—	3,882
Taxes paid in exchange for shares withheld	—	—	(62)	—	(62)
Balance as of June 30, 2022	112,236	$11,224	$236,991	$3,307,614	$3,555,829

	Six Months Ended June 30, 2023 and 2022
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2022	110,223	$11,022	$244,590	$3,397,305	$3,652,917
Net income	—	—	—	577,400	577,400
Share repurchases, including net excise tax	(932)	(93)	—	(304,869)	(304,962)
Cash dividends declared ($0.80 per share)	—	—	—	(87,774)	(87,774)
Share-based compensation and share issuances, net of forfeitures	79	8	5,659	—	5,667
Taxes paid in exchange for shares withheld	(33)	(3)	(11,210)	—	(11,213)
Balance as of June 30, 2023	109,337	$10,934	$239,039	$3,582,062	$3,832,035

Balance as of December 31, 2021	115,011	$11,501	$174,445	$3,493,861	$3,679,807
Net income	—	—	—	675,829	675,829
Share repurchases, including settlements under accelerated share repurchase programs	(2,803)	(280)	62,500	(794,090)	(731,870)
Cash dividends declared ($0.60 per share)	—	—	—	(67,986)	(67,986)
Share-based compensation and share issuances, net of forfeitures	55	6	8,167	—	8,173
Taxes paid in exchange for shares withheld	(27)	(3)	(8,121)	—	(8,124)
Balance as of June 30, 2022	112,236	$11,224	$236,991	$3,307,614	$3,555,829

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$577,400	$675,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,738	135,658
Gain on disposal of property and equipment	(6,431)	(2,061)
Other, net	14,871	15,649
Changes in operating assets and liabilities, net	(38,371)	(9,022)
Net cash provided by operating activities	703,207	816,053

Cash flows from investing activities:
Purchase of property and equipment	(479,396)	(323,063)
Proceeds from sale of property and equipment	17,610	18,928
Purchase of short-term investments	—	(99,997)
Proceeds from maturities of short-term investments	48,852	129,884
Net cash used in investing activities	(412,934)	(274,248)

Cash flows from financing activities:
Payments for share repurchases	(302,195)	(731,870)
Principal payments under debt agreements	(20,000)	—
Dividends paid	(87,827)	(68,035)
Other financing activities, net	(11,422)	(8,330)
Net cash used in financing activities	(421,444)	(808,235)

Decrease in cash and cash equivalents	(131,171)	(266,430)
Cash and cash equivalents at beginning of period	186,312	462,564
Cash and cash equivalents at end of period	$55,141	$196,134

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
LTL services	$1,397,815	$1,644,659	$2,822,187	$3,120,440
Other services	15,374	22,789	33,138	44,288
Total revenue from operations	$1,413,189	$1,667,448	$2,855,325	$3,164,728

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2023.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2022, unless otherwise disclosed in this Form 10-Q.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of our prior repurchase program in January 2022. Under our 2021 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our 2021 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

We entered into accelerated share repurchase agreements with a third-party financial institution on each of August 26, 2021 and February 24, 2022. The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Balance Sheets. The

Company's accelerated share repurchase agreements are each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity for the six months ended June 30, 2022. There was no accelerated share repurchase activity for the six months ended June 30, 2023.

		Agreement
Agreement	Settlement	Amount	Initial Shares	Shares Received	Total Shares
Date	Date	(In millions)	Received	at Settlement	Received
August 2021	January 2022	$250.0	655,365	123,410	778,775
February 2022	April 2022	$400.0	1,018,157	372,809	1,390,966

At June 30, 2023, we had $376.9 million remaining authorized under the 2021 Repurchase Program.

On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Weighted average shares outstanding - basic	109,521	113,079	109,737	113,745
Dilutive effect of share-based awards	678	726	701	740
Weighted average shares outstanding - diluted	110,199	113,805	110,438	114,485

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Notes	$79,970	$99,963
Credit agreement	—	—
Total long-term debt	79,970	99,963
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$59,970	$79,963

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Our first principal payment of $20.0 million was paid on May 4, 2023. The remaining $80.0 million will be paid in four equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on March 22, 2023 (the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

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

The Credit Agreement replaced our previous five-year, $250.0 million senior unsecured revolving credit agreement dated as of November 21, 2019 (the “Prior Credit Agreement”). For periods in 2023 and 2022 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees was 1.000% and commitment fees were 0.100%.

There were $40.2 million and $38.7 million of outstanding letters of credit at June 30, 2023 and December 31, 2022, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

We held no short-term investments as of June 30, 2023. A summary of the fair value of our short-term investments as of December 31, 2022 is shown in the table below.

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022
Commercial paper	$49,355	-	$49,355	-

Our commercial paper was valued using broker quotes that utilized observable market inputs.

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $80.0 million and $100.0 million at June 30, 2023 and December 31, 2022, respectively. The estimated fair value of our total long-term debt, including current maturities, was $74.0 million and $92.6 million at June 30, 2023 and December 31, 2022, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	45.5	42.3	45.4	43.8
Operating supplies and expenses	11.7	14.2	12.5	13.5
General supplies and expenses	2.8	2.3	2.7	2.4
Operating taxes and licenses	2.6	2.1	2.6	2.2
Insurance and claims	1.1	1.0	1.1	1.0
Communications and utilities	0.8	0.6	0.8	0.6
Depreciation and amortization	5.6	4.1	5.4	4.3
Purchased transportation	2.0	2.6	2.1	3.0
Miscellaneous expenses, net	0.2	0.3	0.3	0.3
Total operating expenses	72.3	69.5	72.9	71.1

Operating income	27.7	30.5	27.1	28.9

Interest (income) expense, net	(0.1)	(0.0)	(0.2)	(0.0)
Other expense, net	0.1	0.0	0.1	0.0

Income before income taxes	27.7	30.5	27.2	28.9

Provision for income taxes	7.0	7.9	7.0	7.5

Net income	20.7%	22.6%	20.2%	21.4%

Key financial and operating metrics for the three- and six-month periods ended June 30, 2023 and 2022 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	% Change	2023	2022	% Change
Work days	64	64	—%	128	128	—%
Revenue (in thousands)	$1,413,189	$1,667,448	(15.2)%	$2,855,325	$3,164,728	(9.8)%
Operating ratio	72.3%	69.5%		72.9%	71.1%
Net income (in thousands)	$292,362	$376,078	(22.3)%	$577,400	$675,829	(14.6)%
Diluted earnings per share	$2.65	$3.30	(19.7)%	$5.23	$5.90	(11.4)%
LTL tons (in thousands)	2,296	2,672	(14.1)%	4,635	5,325	(13.0)%
LTL tonnage per day	35,878	41,746	(14.1)%	36,209	41,600	(13.0)%
LTL shipments (in thousands)	3,008	3,398	(11.5)%	6,026	6,738	(10.6)%
LTL shipments per day	46,998	53,096	(11.5)%	47,077	52,643	(10.6)%
LTL weight per shipment (lbs.)	1,527	1,572	(2.9)%	1,538	1,580	(2.7)%
LTL revenue per hundredweight	$30.44	$30.78	(1.1)%	$30.58	$29.46	3.8%
LTL revenue per shipment	$464.79	$484.08	(4.0)%	$470.34	$465.63	1.0%
Average length of haul (miles)	925	934	(1.0)%	925	937	(1.3)%

Our financial results for the second quarter and first six months of 2023 include year-over-year reductions in revenue and profitability. The decline in our revenue was due to a decrease in both LTL tons and LTL shipments in the second quarter and first six months of 2023 as compared to the same periods last year, which reflects the continued softness in the domestic economy. Despite these challenges, we maintained our disciplined approach to pricing and continued to focus on controlling our costs. The deleveraging effect of the loss of revenue, however, resulted in our overhead costs (which include depreciation) increasing as a percent of revenue. As a result, our operating ratio increased to 72.3% and 72.9%, respectively, for the second quarter and first six months of 2023. In addition, our net income and diluted earnings per share decreased by 22.3% and 19.7%, respectively, for the second quarter of 2023 as compared to the same period last year and by 14.6% and 11.4%, respectively, for the first six months of 2023 as compared to the same period last year.

Revenue

Revenue decreased $254.3 million, or 15.2%, and $309.4 million, or 9.8%, in the second quarter and first six months of 2023, respectively, as compared to the same periods of 2022. LTL tonnage per day decreased 14.1% and 13.0% for the second quarter and first half of 2023, respectively, primarily due to decreases in LTL shipments per day and LTL weight per shipment for both periods presented. We believe these declines in tonnage for both of the comparable periods resulted primarily from a more challenging macroeconomic environment.

Our LTL revenue per hundredweight decreased 1.1% in the second quarter of 2023, and increased 3.8% in the first six months of 2023, as compared to the same periods of 2022. Our LTL revenue per hundredweight includes the impact of lower fuel surcharges resulting from significant declines in the average price of diesel fuel for the comparable periods. Our revenue per hundredweight metrics also include the favorable impact of the declines in our LTL weight per shipment, which was partially offset by the negative effect of a decrease in our average length of haul. Excluding fuel surcharges, LTL revenue per hundredweight increased 7.6% and 8.1% in the second quarter and first six months of 2023, respectively, as compared to the same periods in 2022. We believe our focus on obtaining an appropriate yield is necessary to offset rising operating costs and also allows us to invest in opportunities that can improve the quality of our service and provide capacity for future growth.

July 2023 Update

Revenue per day decreased 13.3% in July 2023 compared to the same month last year. LTL tons per day decreased 11.1%, due primarily to a 8.5% decrease in LTL shipments per day and a 2.8% decrease in LTL weight per shipment. LTL revenue per hundredweight decreased 2.2% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 7.4% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased $62.9 million, or 8.9%, in the second quarter of 2023 as compared to the second quarter of 2022, due to a $46.3 million decrease in salaries and wages and a $16.6 million decrease in employee benefit costs. Salaries, wages and benefits decreased $91.0 million, or 6.6%, for the first six months of 2023 as compared to the same period of 2022, due to a $75.6 million decrease in salaries and wages and a $15.4 million decrease in employee benefit costs.

Our salaries and wages expenses were lower for both the second quarter and first six months of 2023 as compared to the same periods of 2022 due primarily to decreases in the average number of active full-time employees. Our average number of active full-time employees decreased 9.9% and 7.6% for the second quarter and first six months of 2023, respectively, as we balanced our workforce with current shipping trends. Salaries and wages also decreased as a result of lower performance-based and discretionary bonus compensation, the impacts of which were partially offset by the annual wage increase provided to our employees in September 2022.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 23.8% and 23.7% in the second quarter and first half of 2023, respectively, from 22.0% and 23.1% from the same periods of 2022. While our platform and P&D stops per hour metrics improved during the second quarter and first six months of 2023 as compared to the same periods of 2022, our linehaul laden load average declined due to the impact of the decreased operating density associated with the decrease in our shipments and weight per shipment. Our other salaries and wages as a percent of revenue also increased to 9.3% in both the second quarter and first half of 2023, respectively, from 8.8% and 9.1% of revenue for the same periods of 2022, respectively.

The costs attributable to employee benefits were lower for both the second quarter and first six months of 2023 as compared to the same periods of 2022 due primarily to a decrease in retirement benefit plan costs directly linked to our net income as well as a reduction in our average number of active full-time employees. These decreases were partially offset by higher costs for employee group health benefits. The increase in group health benefit costs were due to increases in both costs per claim in the first half of 2023 and claim volumes in the first quarter of 2023 as compared to the same periods of 2022. Employee benefit costs as a percent of salaries and wages increased to 37.6% and 37.3% for the second quarter and first six months of 2023, respectively, from 37.4% and 36.0% for the comparable periods of 2022.

Operating supplies and expenses decreased $71.3 million and $70.3 million in the second quarter and first six months of 2023, respectively, as compared to the same periods of 2022, due primarily to decreases in our costs for diesel fuel used in our vehicles. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 36.4% and 20.7% in the second quarter and first six months of 2023, respectively, as compared to the same periods last year. In addition, our gallons consumed decreased 13.7% and 10.6% in the second quarter and first six months of 2023, respectively, as compared to the same periods last year, which compares favorably to the decreases in our miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses as a percent of revenue increased in the second quarter and first six months of 2023 as compared to the same periods of 2022 due primarily to higher maintenance and repair costs.

Depreciation and amortization costs increased $11.5 million and $20.1 million in the second quarter and first six months of 2023, respectively, as compared to the same periods of 2022. The increases in depreciation and amortization were due primarily to the assets acquired as part of our 2022 and 2023 capital expenditure programs. We believe depreciation costs will increase in future periods based on our 2023 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense decreased $14.1 million and $36.0 million in the second quarter and first six months of 2023, respectively, as compared to the same periods in 2022. We utilize purchased transportation services from third-party transportation providers in our domestic linehaul network to supplement our equipment and our workforce when needed to support our growth initiatives and to maximize the efficient movement of LTL freight within our service center network. Our significant investments in workforce and equipment enabled us to reduce our use of purchased transportation beginning in the second quarter of 2022.

Our effective tax rate for both the second quarter and first six months of 2023 was 25.4% and 25.6%, respectively, as compared to 26.0% for both the second quarter and first six months of 2022. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash and cash equivalents at beginning of period	$186,312	$462,564
Cash flows provided by (used in):
Operating activities	703,207	816,053
Investing activities	(412,934)	(274,248)
Financing activities	(421,444)	(808,235)
Decrease in cash and cash equivalents	(131,171)	(266,430)
Cash and cash equivalents at end of period	$55,141	$196,134

The change in our cash flows provided by operating activities during the first half of 2023 as compared to the first half of 2022 was due to the decrease in net income and fluctuations in certain working capital accounts.

The change in our cash flows used in investing activities during the first half of 2023 as compared to the first half of 2022 was impacted by the timing of expenditures under our 2022 and 2023 capital expenditure programs and the timing of purchases and maturities of short-term investments. Changes in our capital expenditures are more fully described below in “Capital Expenditures."

The change in our cash flows used in financing activities during the first half of 2023 as compared to the first half of 2022 was due primarily to lower repurchases of our common stock, partially offset by cash utilized for increases in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

We have five primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on March 22, 2023 (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, as amended by the First Amendment entered into on March 22, 2023 (as amended, the “Note Agreement”). Our Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the six-month period ended June 30, 2023 and the years ended December 31, 2022 and 2021:

	June 30,	December 31,
(In thousands)	2023	2022	2021
Land and structures	$146,109	$299,529	$252,155
Tractors	167,386	148,719	130,772
Trailers	113,542	216,697	140,595
Technology	23,658	33,783	17,139
Other equipment and assets	28,701	68,920	25,450
Proceeds from sales	(17,610)	(22,096)	(19,548)
Total	$461,786	$745,552	$546,563

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

We currently estimate capital expenditures will be approximately $700 million for the year ending December 31, 2023. Approximately $260 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $365 million is allocated for the purchase of tractors and trailers; and approximately $75 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after completion of our prior repurchase program.

On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program. At June 30, 2023, our 2021 Repurchase Program had $376.9 million remaining available.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.40 per share for each of the first two quarters of 2023 and declared a cash dividend of $0.30 per share for each quarter of 2022.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings under our Credit Agreement or Note Agreement.

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. Our first principal payment of $20.0 million was paid on May 4, 2023. The remaining $80.0 million will be paid in four equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement or other senior promissory notes issued pursuant to the Note Agreement.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	June 30,	December 31,
(In thousands)	2023	2022
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(40,162)	(38,653)
Available borrowing capacity	$209,838	$211,347

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended June 30, 2023.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2023:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1-30, 2023	139,931	$335.77	139,886	$490,414,642
May 1-31, 2023	198,395	$309.29	195,729	$429,907,883
June 1-30, 2023	171,964	$320.06	165,856	$376,854,484
Total	510,290	$320.18	501,471
(1)
Total number of shares purchased during the quarter includes 8,819 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
(2)
Average price paid per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of our prior repurchase program in January 2022. Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program.

Item 5. Other Information

During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 4, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 4, 2023	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	August 4, 2023	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)