Form 10-Q
period 2023-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2023-11-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023 there were 109,113,654 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2023	December 31,
(In thousands, except share and per share data)	(Unaudited)	2022
ASSETS
Current assets:
Cash and cash equivalents	$206,601	$186,312
Short-term investments	—	49,355
Customer receivables, less allowances of $11,432 and $10,689, respectively	632,874	578,648
Income taxes receivable	16,007	12,738
Other receivables	14,846	13,743
Prepaid expenses and other current assets	83,888	92,944
Total current assets	954,216	933,740

Property and equipment:
Revenue equipment	2,636,599	2,501,995
Land and structures	2,956,811	2,750,100
Other fixed assets	637,447	550,442
Leasehold improvements	14,497	13,516
Total property and equipment	6,245,354	5,816,053
Accumulated depreciation	(2,159,944)	(2,128,985)
Net property and equipment	4,085,410	3,687,068

Other assets	259,248	217,802
Total assets	$5,298,874	$4,838,610

Note: The Condensed Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2023	December 31,
(In thousands, except share and per share data)	(Unaudited)	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,712	$106,275
Compensation and benefits	278,064	288,278
Claims and insurance accruals	60,616	63,307
Other accrued liabilities	77,958	51,933
Current maturities of long-term debt	20,000	20,000
Total current liabilities	552,350	529,793

Long-term liabilities:
Long-term debt	59,974	79,963
Other non-current liabilities	276,184	265,422
Deferred income taxes	347,243	310,515
Total long-term liabilities	683,401	655,900
Total liabilities	1,235,751	1,185,693

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 109,178,942 and 110,222,819 shares outstanding at September 30, 2023 and December 31, 2022, respectively	10,918	11,022
Capital in excess of par value	241,022	244,590
Retained earnings	3,811,183	3,397,305
Total shareholders’ equity	4,063,123	3,652,917
Total liabilities and shareholders’ equity	$5,298,874	$4,838,610

Note: The Condensed Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenue from operations	$1,515,277	$1,603,690	$4,370,602	$4,768,418

Operating expenses:
Salaries, wages and benefits	663,810	675,084	1,958,726	2,060,983
Operating supplies and expenses	180,653	217,260	538,410	645,329
General supplies and expenses	41,745	45,951	119,896	120,580
Operating taxes and licenses	36,527	35,753	110,118	105,781
Insurance and claims	16,004	17,491	47,413	50,562
Communications and utilities	10,724	10,288	33,256	30,062
Depreciation and amortization	84,055	68,347	239,786	203,997
Purchased transportation	30,835	34,453	90,046	129,634
Miscellaneous expenses, net	5,905	2,983	13,289	11,087
Total operating expenses	1,070,258	1,107,610	3,150,940	3,358,015

Operating income	445,019	496,080	1,219,662	1,410,403

Non-operating (income) expense:
Interest expense	90	997	379	1,283
Interest income	(2,308)	(1,333)	(7,487)	(1,933)
Other expense, net	861	351	4,319	1,706
Total non-operating (income) expense	(1,357)	15	(2,789)	1,056

Income before income taxes	446,376	496,065	1,222,451	1,409,347

Provision for income taxes	107,089	118,664	305,764	356,117

Net income	$339,287	$377,401	$916,687	$1,053,230

Earnings per share:
Basic	$3.11	$3.38	$8.37	$9.32
Diluted	$3.09	$3.36	$8.32	$9.26

Weighted average shares outstanding:
Basic	109,193	111,569	109,554	113,012
Diluted	109,835	112,295	110,234	113,747

Dividends declared per share	$0.40	$0.30	$1.20	$0.90

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2023 and 2022
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of June 30, 2023	109,337	$10,934	$239,039	$3,582,062	$3,832,035
Net income	—	—	—	339,287	339,287
Share repurchases, including net excise tax	(165)	(17)	—	(66,477)	(66,494)
Cash dividends declared ($0.40 per share)	—	—	—	(43,689)	(43,689)
Share-based compensation and share issuances, net of forfeitures	8	1	2,737	—	2,738
Taxes paid in exchange for shares withheld	(1)	—	(754)	—	(754)
Balance as of September 30, 2023	109,179	$10,918	$241,022	$3,811,183	$4,063,123

Balance as of June 30, 2022	112,236	$11,224	$236,991	$3,307,614	$3,555,829
Net income	—	—	—	377,401	377,401
Share repurchases	(1,282)	(129)	—	(345,302)	(345,431)
Cash dividends declared ($0.30 per share)	—	—	—	(33,428)	(33,428)
Share-based compensation and share issuances, net of forfeitures	—	—	3,860	—	3,860
Taxes paid in exchange for shares withheld	—	—	(61)	—	(61)
Balance as of September 30, 2022	110,954	$11,095	$240,790	$3,306,285	$3,558,170

	Nine Months Ended September 30, 2023 and 2022
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2022	110,223	$11,022	$244,590	$3,397,305	$3,652,917
Net income	—	—	—	916,687	916,687
Share repurchases, including net excise tax	(1,097)	(110)	—	(371,346)	(371,456)
Cash dividends declared ($1.20 per share)	—	—	—	(131,463)	(131,463)
Share-based compensation and share issuances, net of forfeitures	87	9	8,396	—	8,405
Taxes paid in exchange for shares withheld	(34)	(3)	(11,964)	—	(11,967)
Balance as of September 30, 2023	109,179	$10,918	$241,022	$3,811,183	$4,063,123

Balance as of December 31, 2021	115,011	$11,501	$174,445	$3,493,861	$3,679,807
Net income	—	—	—	1,053,230	1,053,230
Share repurchases, including settlements under accelerated share repurchase programs	(4,085)	(409)	62,500	(1,139,392)	(1,077,301)
Cash dividends declared ($0.90 per share)	—	—	—	(101,414)	(101,414)
Share-based compensation and share issuances, net of forfeitures	55	6	12,027	—	12,033
Taxes paid in exchange for shares withheld	(27)	(3)	(8,182)	—	(8,185)
Balance as of September 30, 2022	110,954	$11,095	$240,790	$3,306,285	$3,558,170

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$916,687	$1,053,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,797	204,009
Gain on disposal of property and equipment	(7,446)	(2,584)
Deferred income taxes	37,404	20,705
Other, net	22,401	24,772
Changes in operating assets and liabilities, net	(76,401)	30,102
Net cash provided by operating activities	1,132,442	1,330,234

Cash flows from investing activities:
Purchase of property and equipment	(651,363)	(504,782)
Proceeds from sale of property and equipment	22,226	20,044
Purchase of short-term investments	—	(163,720)
Proceeds from maturities of short-term investments	48,852	259,623
Net cash used in investing activities	(580,285)	(388,835)

Cash flows from financing activities:
Payments for share repurchases	(368,095)	(1,077,301)
Principal payments under debt agreements	(20,000)	—
Dividends paid	(131,492)	(101,440)
Other financing activities, net	(12,281)	(8,495)
Net cash used in financing activities	(531,868)	(1,187,236)

Increase (decrease) in cash and cash equivalents	20,289	(245,837)
Cash and cash equivalents at beginning of period	186,312	462,564
Cash and cash equivalents at end of period	$206,601	$216,727

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
LTL services	$1,501,266	$1,582,952	$4,323,453	$4,703,392
Other services	14,011	20,738	47,149	65,026
Total revenue from operations	$1,515,277	$1,603,690	$4,370,602	$4,768,418

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2023.

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

We entered into accelerated share repurchase agreements with a third-party financial institution on each of August 26, 2021 and February 24, 2022. The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Balance Sheets. The

Company's accelerated share repurchase agreements are each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity for the nine months ended September 30, 2022. There was no accelerated share repurchase activity for the nine months ended September 30, 2023.

		Agreement
Agreement	Settlement	Amount	Initial Shares	Shares Received	Total Shares
Date	Date	(In millions)	Received	at Settlement	Received
August 2021	January 2022	$250.0	655,365	123,410	778,775
February 2022	April 2022	$400.0	1,018,157	372,809	1,390,966

At September 30, 2023, we had $311.0 million remaining authorized under the 2021 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Weighted average shares outstanding - basic	109,193	111,569	109,554	113,012
Dilutive effect of share-based awards	642	726	680	735
Weighted average shares outstanding - diluted	109,835	112,295	110,234	113,747

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Notes	$79,974	$99,963
Credit agreement	—	—
Total long-term debt	79,974	99,963
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$59,974	$79,963

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) the Secured Overnight Financing Rate (SOFR) plus the Term SOFR Adjustment, as defined in the Credit Agreement, equal to 0.100%, plus an applicable margin that ranges from 1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin that ranges from 0.000% to 0.375%. The applicable margin for each of the foregoing options is dependent upon our debt to total capitalization ratio. Letter of credit fees equal to the applicable margin for SOFR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.090% to 0.175% (based upon our debt to total capitalization ratio) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on SOFR loans and letter of credit fees were 1.000% and commitment fees were 0.090%.

The Credit Agreement replaced our previous five-year, $250.0 million senior unsecured revolving credit agreement dated as of November 21, 2019 (the “Prior Credit Agreement”). For periods in 2023 and 2022 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees was 1.000% and commitment fees were 0.100%.

There were $40.0 million and $38.7 million of outstanding letters of credit at September 30, 2023 and December 31, 2022, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

We held no short-term investments as of September 30, 2023. A summary of the fair value of our short-term investments as of December 31, 2022 is shown in the table below.

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022
Commercial paper	$49,355	-	$49,355	-

Our commercial paper was valued using broker quotes that utilized observable market inputs.

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $80.0 million and $100.0 million at September 30, 2023 and December 31, 2022, respectively. The estimated fair value of our total long-term debt, including current maturities, was $72.3 million and $92.6 million at September 30, 2023 and December 31, 2022, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	43.8	42.1	44.8	43.2
Operating supplies and expenses	11.9	13.5	12.3	13.5
General supplies and expenses	2.8	2.9	2.7	2.5
Operating taxes and licenses	2.4	2.2	2.5	2.2
Insurance and claims	1.1	1.1	1.1	1.1
Communications and utilities	0.7	0.6	0.8	0.6
Depreciation and amortization	5.5	4.4	5.5	4.4
Purchased transportation	2.0	2.1	2.1	2.7
Miscellaneous expenses, net	0.4	0.2	0.3	0.2
Total operating expenses	70.6	69.1	72.1	70.4

Operating income	29.4	30.9	27.9	29.6

Interest (income) expense, net	(0.2)	(0.0)	(0.2)	(0.0)
Other expense, net	0.1	0.0	0.1	0.0

Income before income taxes	29.5	30.9	28.0	29.6

Provision for income taxes	7.1	7.4	7.0	7.5

Net income	22.4%	23.5%	21.0%	22.1%

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2023 and 2022 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	% Change	2023	2022	% Change
Work days	63	64	(1.6)%	191	192	(0.5)%
Revenue (in thousands)	$1,515,277	$1,603,690	(5.5)%	$4,370,602	$4,768,418	(8.3)%
Operating ratio	70.6%	69.1%		72.1%	70.4%
Net income (in thousands)	$339,287	$377,401	(10.1)%	$916,687	$1,053,230	(13.0)%
Diluted earnings per share	$3.09	$3.36	(8.0)%	$8.32	$9.26	(10.2)%
LTL tons (in thousands)	2,342	2,556	(8.4)%	6,977	7,881	(11.5)%
LTL tonnage per day	37,181	39,941	(6.9)%	36,529	41,047	(11.0)%
LTL shipments (in thousands)	3,129	3,274	(4.4)%	9,155	10,013	(8.6)%
LTL shipments per day	49,670	51,162	(2.9)%	47,932	52,149	(8.1)%
LTL weight per shipment (lbs.)	1,497	1,561	(4.1)%	1,524	1,574	(3.2)%
LTL revenue per hundredweight	$31.87	$30.90	3.1%	$31.01	$29.93	3.6%
LTL revenue per shipment	$477.13	$482.46	(1.1)%	$472.66	$471.13	0.3%
Average length of haul (miles)	927	932	(0.5)%	926	935	(1.0)%

Our financial results for the third quarter and first nine months of 2023 include year-over-year reductions in revenue and profitability. The decline in our revenue was due to a decrease in LTL tons that was partially offset by an increase in our revenue per hundredweight. While our LTL volumes continued to be impacted by ongoing softness in the domestic economy during the third quarter, we maintained our disciplined approach to pricing, continued our focus on operating efficiently, and controlled discretionary spending. Despite these efforts, the improvements in some of our direct costs as a percentage of revenue were not enough to fully offset the negative impact on our operating ratio of increases in our overhead costs. As a result, our operating ratio increased to 70.6% and 72.1%, respectively, for the third quarter and first nine months of 2023. In addition, our net income and diluted earnings per share decreased by 10.1% and 8.0%, respectively, for the third quarter of 2023 as compared to the same period last year and by 13.0% and 10.2%, respectively, for the first nine months of 2023 as compared to the same period last year.

Revenue

Revenue decreased $88.4 million, or 5.5%, and $397.8 million, or 8.3%, in the third quarter and first nine months of 2023, respectively, as compared to the same periods of 2022. These declines reflect decreases in LTL tons that were partially offset by increases in LTL revenue per hundredweight. LTL tonnage per day decreased 6.9% and 11.0% for the third quarter and first nine months of 2023, respectively, primarily due to decreases in LTL shipments per day and LTL weight per shipment for both comparable periods. We believe these declines in our LTL shipments per day and LTL weight per shipment resulted primarily from a more challenging economic environment and changes in the mix of our freight.

Our LTL revenue per hundredweight increased 3.1% and 3.6% in the third quarter and first nine months of 2023, as compared to the same periods of 2022. Our LTL revenue per hundredweight includes the impact of lower fuel surcharges resulting from significant declines in the average price of diesel fuel for the comparable periods. Our revenue per hundredweight metrics also include the favorable impact of the declines in our LTL weight per shipment, which was partially offset by the negative effect of decreases in our average length of haul. Excluding fuel surcharges, LTL revenue per hundredweight increased 8.9% and 8.4% in the third quarter and first nine months of 2023, respectively, as compared to the same periods in 2022. We believe these increases reflect our ongoing commitment to our long-term yield management strategy, which is supported by our best-in-class service to our customers.

October 2023 Update

Revenue per day increased 2.0% in October 2023 compared to the same month last year. LTL tons per day decreased 1.9%, due primarily to a 4.5% decrease in LTL weight per shipment that was partially offset by a 2.7% increase in LTL shipments per day. LTL revenue per hundredweight increased 4.4% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 8.1% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased $11.3 million, or 1.7%, in the third quarter of 2023 as compared to the third quarter of 2022, due to a $20.7 million decrease in salaries and wages that was partially offset by a $9.4 million increase in employee benefit costs. Salaries, wages and benefits decreased $102.3 million, or 5.0%, for the first nine months of 2023 as compared to the same period of 2022, due to a $96.3 million decrease in salaries and wages and a $6.0 million decrease in employee benefit costs.

Our salaries and wages expenses were lower for both the third quarter and first nine months of 2023 as compared to the same periods of 2022 due primarily to decreases in the average number of active full-time employees. Our average number of active full-time employees decreased 9.4% and 8.2% for the third quarter and first nine months of 2023, respectively, as we reduced our workforce to align with the lower shipping trends and reduction in our volumes. As we continue to match the capacity of our workforce with current shipment trends, we would expect to hire additional employees during the fourth quarter of 2023. Salaries and wages also decreased as a result of lower performance-based and discretionary bonus compensation, the impacts of which were partially offset by the annual wage increase provided to our employees at the beginning of both September 2022 and 2023.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 23.1% and 23.5% in the third quarter and first nine months of 2023, respectively, from 22.5% and 22.9% for the same periods of 2022. While our platform shipments per hour and P&D stops per hour metrics improved during the third quarter and first nine months of 2023 as compared to the same periods of 2022, our linehaul laden load average declined due to the impact of the decreased operating density associated with the decrease in our shipments and weight per shipment. Our other salaries and wages as a percent of revenue remained generally consistent between the comparable periods.

The costs attributable to employee benefits increased $9.4 million, or 5.5%, and decreased $6.0 million, or 1.1%, respectively, for the third quarter and first nine months of 2023 as compared to the same periods of 2022. Our costs attributable to employee benefits were negatively impacted by higher group health benefits costs during the third quarter and year-to-date period of 2023 due to higher medical costs per claim and claim volumes per employee as compared to the same periods of 2022. The changes in our benefit costs were also impacted by a reduction in accrued benefits expense attributable to the termination of an employment agreement during the third quarter of 2022. These increases were partially offset by a decrease in retirement benefit plan costs directly linked to our net income as well as a reduction in our average number of active full-time employees. As a result, employee benefit costs as a percent of salaries and wages increased to 37.3% for both the third quarter and first nine months of 2023 compared to 33.9% and 35.3% for the comparable periods of 2022.

Operating supplies and expenses decreased $36.6 million and $106.9 million in the third quarter and first nine months of 2023, respectively, as compared to the same periods of 2022, due primarily to decreases in our costs for diesel fuel used in our vehicles. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 17.0% and 19.5% in the third quarter and first nine months of 2023, respectively, as compared to the same periods last year. In addition, our gallons consumed decreased 8.4% and 9.9% in the third quarter and first nine months of 2023, respectively, which compares favorably to the decrease in our miles driven, in each instance as compared to the same periods last year. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses were relatively consistent as a percentage of revenue for the third quarter of 2023 compared to the third quarter of 2022. For the year-to-date comparison, our other operating supplies and expenses increased as a percentage of revenue due primarily to higher maintenance and repair costs during the first half of 2023.

Depreciation and amortization costs increased $15.7 million and $35.8 million in the third quarter and first nine months of 2023, respectively, as compared to the same periods of 2022. The increases in depreciation and amortization were due primarily to the assets acquired as part of our 2022 and 2023 capital expenditure programs. We believe depreciation costs will increase in future periods based on our 2023 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense decreased $3.6 million and $39.6 million in the third quarter and first nine months of 2023, respectively, as compared to the same periods in 2022. We primarily utilize purchased transportation services to support our LTL services to and from Canada as well as our truckload brokerage operations. We also periodically utilize purchased transportation for our domestic LTL service when we need to supplement the capacity of our workforce or fleet, which most frequently occurs during periods with significant growth. We used third-party transportation providers in our domestic linehaul network during the first half of 2022, but our utilization was normalized during the third quarter of 2022 when the capacity of our team was closely balanced with our volumes.

Our effective tax rate for the third quarter and first nine months of 2023 was 24.0% and 25.0%, respectively, as compared to 23.9% and 25.3% for the third quarter and first nine months of 2022. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash and cash equivalents at beginning of period	$186,312	$462,564
Cash flows provided by (used in):
Operating activities	1,132,442	1,330,234
Investing activities	(580,285)	(388,835)
Financing activities	(531,868)	(1,187,236)
Increase (decrease) in cash and cash equivalents	20,289	(245,837)
Cash and cash equivalents at end of period	$206,601	$216,727

The change in our cash flows provided by operating activities during the first nine months of 2023 as compared to the first nine months of 2022 was due to the $100.8 million decrease in net income, net of depreciation and amortization, and the impact of fluctuations in certain working capital accounts, primarily income taxes and compensation, benefits and other accrued liabilities.

The change in our cash flows used in investing activities during the first nine months of 2023 as compared to the first nine months of 2022 was impacted by the timing of expenditures under our 2022 and 2023 capital expenditure programs. Changes in our capital expenditures are more fully described below in “Capital Expenditures." The change in our cash flows used in investing activities was also impacted by a $47.1 million decrease in net cash provided by maturities, net of purchases, of short-term investments during the 2023 year-to-date period as compared to the same period last year.

The change in our cash flows used in financing activities during the first nine months of 2023 as compared to the first nine months of 2022 was due primarily to lower repurchases of our common stock, partially offset by cash utilized for increases in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

We have four primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, which we entered into on March 22, 2023 (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, as amended by the First Amendment entered into on March 22, 2023 (as amended, the “Note Agreement”). Our Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the nine-month period ended September 30, 2023 and the years ended December 31, 2022 and 2021:

	September 30,	December 31,
(In thousands)	2023	2022	2021
Land and structures	$212,757	$299,529	$252,155
Tractors	203,201	148,719	130,772
Trailers	159,306	216,697	140,595
Technology	43,959	33,783	17,139
Other equipment and assets	32,140	68,920	25,450
Proceeds from sales	(22,226)	(22,096)	(19,548)
Total	$629,137	$745,552	$546,563

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

We currently estimate capital expenditures will be approximately $720 million for the year ending December 31, 2023. Approximately $260 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $385 million is allocated for the purchase of tractors and trailers; and approximately $75 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under our Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures.

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after completion of our prior repurchase program.

On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program. At September 30, 2023, our 2021 Repurchase Program had $311.0 million remaining available.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.40 per share for each quarter of 2023 and declared a cash dividend of $0.30 per share for each quarter of 2022.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) the Secured Overnight Financing Rate (SOFR) plus the Term SOFR Adjustment, as defined in the Credit Agreement, equal to 0.100%, plus an applicable margin that ranges from

1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin that ranges from 0.000% to 0.375%. The applicable margin for each of the foregoing options is dependent upon our consolidated debt to consolidated total capitalization ratio. Letter of credit fees equal to the applicable margin for SOFR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.090% to 0.175% (based upon our consolidated debt to consolidated total capitalization ratio) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

For periods covered under the Credit Agreement, the applicable margin on SOFR loans and letter of credit fees were 1.000% and commitment fees were 0.090%.

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	September 30,	December 31,
(In thousands)	2023	2022
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(39,966)	(38,653)
Available borrowing capacity	$210,034	$211,347

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2023.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. We believe seasonal trends will continue to impact our business. Harsh winter weather, hurricanes, tornadoes, floods and other natural disasters can also adversely impact our performance by reducing demand and increasing operating expenses.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2023:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1-31, 2023	66,913	$381.02	66,308	$351,583,154
August 1-31, 2023	51,373	$409.92	50,727	$330,795,434
September 1-30, 2023	48,344	$415.79	47,735	$310,954,905
Total	166,630	$400.01	164,770
(1)
Total number of shares purchased during the quarter includes 1,860 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
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

Item 5. Other Information

During the three months ended September 30, 2023, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 6, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 6, 2023	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	November 6, 2023	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)