Form 10-K
period 2023-12-31
OLD DOMINION FREIGHT LINE, INC.
filed 2024-02-26
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

_______________________________________

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 was $35,352,739,253, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 21, 2024, the registrant had 108,837,146 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We have increased our revenue and customer base over the past ten years primarily through organic market share growth. Our infrastructure allows us to provide service through each of our regions covering the continental United States. In addition to numerous service center renovations, expansions, and existing service center relocations, we opened 2, 22 and 36 new service centers over the past one, five and ten years, respectively, for a total of 257 service centers at December 31, 2023. We believe these actions produced increased capacity within our service center network and provide us with opportunities for future growth.

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

In 2022, the LTL industry had revenue of approximately $53.8 billion based on information reported in Transport Topics. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. The largest 5 and 10 LTL motor carriers accounted for approximately 56% and 81%, respectively, of the domestic LTL market in 2022 according to information reported in Transport Topics. We believe consolidation in our industry will continue due to increased customer demand for transportation providers that can offer both regional and national service as well as other complementary value-added services.

Competition

The transportation and logistics industry is intensely competitive and highly fragmented. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We also compete with, and provide transportation services to, third-party logistics providers that determine both the mode of transportation and the carrier. Some of our competitors may have a broader global network and a wider range of services than we do. Competition in our industry is based primarily on service, price, available capacity and business relationships. We believe we are able to gain market share by providing high-quality service at a fair price and intend to expand the capacity of our network to accommodate future growth.

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

Service Center Operations

At December 31, 2023, we operated 257 service center locations, of which we owned 233 and leased 24. Our service centers are responsible for the pickup and delivery ("P&D") of freight within their local service area. Each night, our service centers load outbound freight for transport to our other service centers for delivery. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to help ensure quality service and efficient operations. Our network includes major breakbulk facilities, as well as various other service centers that are used for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

Tractors, Trailers and Maintenance

At December 31, 2023, we owned 10,791 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2023, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	10,791	4.5
Linehaul trailers	31,233	7.0
P&D trailers	15,181	7.2

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2023 and 2022. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
In thousands	2023	2022
Tractors	$203,417	$148,719
Trailers	181,534	216,697
Total	$384,951	$365,416

At December 31, 2023, we operated 46 fleet maintenance centers at strategic service center locations throughout our network. These fleet maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities or authorized repair vendors generally at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also generally scheduled for preventive maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2023, our largest customer accounted for approximately 5.2% of our revenue and our largest 5, 10 and 20 customers accounted for 15.0%, 21.6% and 30.6% of our revenue, respectively. For each of our last two fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Seasonality

Our tonnage levels and revenue mix are subject to seasonal trends common in our industry, although other factors, such as macroeconomic changes, could cause variation in these trends. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments during the winter months. Harsh weather, hurricanes, tornadoes, floods and other natural disasters can also adversely impact our performance by reducing demand and increasing operating expenses. We believe seasonal trends will continue to impact our business.

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities, including our use of cloud-based technology. We also provide access to our systems through multiple secure gateways that offer our customers and employees maximum flexibility and access to information. We employ vehicle safety systems, forward-facing cameras, on-board computer systems, smart phones, freight handling systems and logistics technology to reduce costs and transit times, as well as to meet regulatory requirements. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backups. We continue to focus on the development and enhancement of the technology used in our operations in order to improve the efficiency and effectiveness of our services.

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

We believe our operations and financial condition are susceptible to the same diesel fuel price increases or shortages as those of our competitors. We have fuel surcharge programs that are designed to mitigate the financial statement impact of changes in the price of diesel fuel. Our fuel surcharges are generally indexed to fuel prices published by the U.S. Department of Energy (the “DOE”) that reset each week and are one of many components that we use to determine the overall price for our transportation services.

Human Capital

Employee Profile

As of December 31, 2023, we employed 22,902 active full-time employees, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	11,364
Platform	4,227
Fleet technicians	673
Sales, administrative and other	6,638
Total	22,902

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

Employee Development and Safety

As of December 31, 2023, we employed 5,911 linehaul drivers and 5,453 P&D drivers on a full-time basis. We select our drivers based upon many factors, including driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing.

Since 1988, we have provided a no-cost opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,569 active drivers who have successfully completed this training, which was approximately 31.4% of our driver workforce as of December 31, 2023. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. Over 22% of our drivers have achieved one million safe driving miles or more. The 10-year average turnover rate for our driver graduates is approximately 7.4%, which is below our 10-year average turnover rate for our Company-wide drivers of approximately 10.1%.

Based on driving records, our drivers are eligible to be rewarded with annual safety bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $5.5 million, $5.3 million and $4.9 million in 2023, 2022 and 2021, respectively.

We also maintain a “Management Trainee Program,” "Sales Trainee Program," and “Supervisor Development Program” that offer opportunities for our employees to be considered and prepared for sales and management opportunities. These programs support our philosophy of promoting from within our high-quality workforce.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2024. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

Our growth strategy includes increasing the volume of freight moving through our existing service center network primarily by increasing our market share and selectively expanding our capacity in the United States. In connection with our growth strategy, at various times, we have consistently expanded and upgraded our service center network, purchased additional equipment and increased our sales and marketing efforts, and we expect to continue to do so. Our growth strategy exposes us to a number of risks, including the following:

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

We do not believe the loss of any one customer would materially impact our business and revenue growth due to the diversity of our customer base. We do, however, have a number of customers whose demand for our services is tied to the broader domestic economy that could, collectively, impact our business and potential revenue growth. These customers could experience a decrease in production due to a decrease in the demand for their products, as a result of a decline in the U.S economy or other global economic factors. They could also use other LTL providers or other modes of transportation, such as truckload and intermodal, in response to capacity, service and pricing issues. Finally, unfavorable publicity about us or our employees, particularly given the current environment of instantaneous communication and social media outlets, could damage our reputation and result in these customers reducing their demand for our services. If these factors resulted in a reduction or loss of business from these customers, there could be a material impact on our business and revenue growth.

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

We have previously experienced difficulties in purchasing equipment and parts for repair due to decreased supply and increased costs, and may experience such difficulties in the future. Investment in new equipment is a significant part of our annual capital expenditures and we require an available supply of tractors, trailers, and other freight handling equipment from manufacturers to operate and grow our business. We may also be subject to shortages in raw materials that are required for the production of critical operating equipment and supplies, such as shortages in rubber or steel. Tractor and trailer manufacturers have previously experienced shortages of various component parts and supplies, forcing many manufacturers to reduce or suspend their production, which led to a lower supply of tractors, trailers, and other equipment, higher prices, and lengthened trade cycles. In addition, the availability and price of our equipment may also be adversely affected in the future by regulations on newly manufactured equipment and engines. These regulations, the limited equipment availability, and other supply chain factors have resulted and could continue to result in higher prices for new equipment and related maintenance parts, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense, depreciation expense, capital expenditures, mileage productivity, and driver retention.

Various economic factors such as inflationary pressures or downturns in the domestic economy could adversely impact our profitability and cash flows.

Inflationary pressures have been significant in the United States in recent years. Inflation impacts the cost to operate our business by putting upward pressure on wages, benefits, real estate, equipment, fuel, parts and repairs, insurance, and other general and miscellaneous expenses. If we are unable to sufficiently increase our customer rates to offset the increase in our costs, our profitability and cash flows could be materially affected.

In 2023, we experienced lower freight volumes due to continued softness in the domestic economy. Decreased demand for LTL freight services can negatively impact shipment volume and lower weight per shipment, which in turn can negatively impact freight density in our network. Reduced freight density in our network can have a deleveraging impact on fixed costs, including depreciation and other indirect costs as a percent of revenue, which can adversely impact our profitability and cash flows.

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

Our growth strategy depends upon our ability to maintain adequate capacity throughout our service center network to support the transportation service needs of our customers. In order to maintain adequate capacity to support our customers’ demand for our services we may, from time to time, utilize third-party transportation services to supplement the capacity of our workforce and fleet. If we are unable to find suitable third-party transportation service providers that meet our high service-delivery standards at a reasonable cost, when needed, our revenue growth and financial results may be adversely impacted.

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

Our operations are subject to seasonal trends common in our industry. Our revenue and operating margins in the first and fourth quarters are typically lower than those during the second and third quarters due to reduced shipments, decreased fuel efficiency, increased cold-weather related maintenance costs of revenue equipment, and increased insurance and claims costs during the winter months. Harsh weather or natural disasters, including but not limited to hurricanes, tornadoes, floods, fires, earthquakes and storms, can also adversely impact our performance by disrupting freight shipments or routes, destroying our assets, disrupting fuel supplies, increasing fuel costs, increasing maintenance costs, reducing demand and negatively impacting the business or financial condition of our customers, any of which could harm our results of operations or make our results of operations more volatile.

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

Any acquisition will entail numerous risks, including:

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
•
consolidation in the ground transportation industry may create other large carriers with greater financial resources to use in operations and other competitive advantages relating to their size;

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

Adverse macroeconomic conditions, both in the U.S. and internationally, such as recent high inflation, continued high interest rates and slower economic growth has, and may continue to, negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy or widespread outbreak of an illness or any other communicable disease or public health crisis, as we saw with the COVID-19 pandemic, may lead to fewer goods being transported and could have a material adverse effect on our business, financial condition and results of operations. The U.S. government has taken certain other actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States, and several foreign governments have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay tariffs or address other anti-trade measures increase their prices, or in trading partners limiting their trade with countries that impose such measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition, as well as the price of our common stock.

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

None of our employees are currently represented under a collective bargaining agreement. However, from time to time there have been efforts to organize our employees at various service centers. Further, Congress or one or more states could approve legislation and/or the National Labor Relations Board could render decisions or implement rule changes that could significantly affect our business and our relationship with our employees, including actions that could substantially liberalize the procedures for union organization. In addition, we can offer no assurance that the Department of Labor will not adopt new regulations or interpret existing regulations in a manner that would favor the agenda of unions, or that our employees will not unionize in the future, particularly if continued regulatory changes facilitate unionization.

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

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing value-added services to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer payment and transaction information, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase. The rapid evolution and increased adoption of artificial intelligence technologies may also intensify our cybersecurity risks. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we and our third-party service providers have experienced cyber-attacks and attempted breaches of our and their information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations.

We have security processes, protocols and standards in place to protect our information systems, including through physical and software safeguards, as well as redundant systems, network security measures and backup systems. Nevertheless, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations, such as the California Consumer Privacy Act and other similar laws that have been or are expected to be enacted in the United States, at both the federal and state level, could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, we cannot be certain that we will continue to be able to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers will pay on our insurance claims, or we will not experience a claim for which coverage is not provided.

If we do not adapt to new technologies implemented by our competitors in the LTL and transportation industry, our business could suffer.

The LTL and transportation industry may be impacted by rapid changes in technologies. Our competitors may implement new technology, including artificial intelligence applications, that could improve their service, price, available capacity or business relationships and increase their market share. If we do not appropriately adapt our operations to these new technologies, our business, financial condition, and results of operations may suffer.

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

Increased concern over climate change and the potential impact of global warming has led to an increase in current and proposed regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine and facility emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability matters. This focus may result in additional legislation or customer requirements, such as limits on vehicle weight and size or energy source. Costs and operational risks associated with future climate change concerns or environmental laws and regulations, sustainability requirements and related investor expectations could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

The engines in our newer tractors are subject to emissions-control regulations that could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may have a material adverse impact on our business.

In December 2022, the U.S. Environmental Protection Agency (“EPA”) finalized new stringent emission standards to reduce nitrogen oxides and establish new standards for greenhouse gas emissions from heavy-duty engines under the Clean Trucks Plan. In December 2021, the California Air Resources Board (“CARB”) adopted more stringent standards to reduce nitrogen oxide emissions from heavy-duty trucks. Future strengthening of EPA, CARB or other federal or state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance.

The CARB’s Advanced Clean Fleets (“ACF”) rule requires fleets to adopt an increasing percentage of zero emission trucks, complementing CARB’s Advanced Clean Trucks (“ACT”) rule. The ACF rule applies to high-priority fleets of 50 or more trucks, aiming to accelerate the transition to zero emission vehicles (“ZEVs”). The ACF rule offers the ZEV Milestones Option or the Model Year Schedule. We have elected the ZEV Milestones Option, which allows fleets to phase in ZEVs between 2025 and 2042, depending on the type of vehicle and its usage. Fleet owners choosing this option must continuously meet or exceed certain scheduled ZEV Fleet Milestone percentage requirements. The ZEV Milestones Option ultimately requires 100% ZEVs by 2035. While CARB’s ACF and ACT regulations may permit companies to seek exemptions or relief, there are no assurances that relief from either regulation will be obtained. At this point, there are virtually no ZEVs widely available that are suitable replacements for current technology used in LTL operations. In addition, there does not appear to be sufficient infrastructure in place to support an electric vehicle fleet operation throughout our current terminal network. If ZEVs are not available or not commercially viable for the LTL market, we may be required to modify or curtail our operations in California. During any transition to zero-emission trucks, due to the mandates on manufacturers limiting diesel engine sales, we may be forced to continue using older model diesel trucks that may require higher maintenance costs or be less reliable. The transition to utilizing ZEVs could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Expectations relating to ESG considerations and related reporting obligations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, we may make statements about our goals and initiatives through our various non-financial reports, information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside our control.

Healthcare and other mandated benefits-related coverage may increase our costs for employee benefits and reduce our future profitability.

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

David S. Congdon, John R. Congdon, Jr. and their affiliate family members beneficially own an aggregate of approximately 12% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly impact the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change.

There can be no assurance of our ability to declare and pay cash dividends in future periods.

We intend to pay a quarterly cash dividend to holders of our common stock for the foreseeable future; however, dividend payments are subject to approval by our Board of Directors (the "Board"), and are restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our revolving credit facility and our note purchase and private shelf agreement. As a result, future dividend payments are not guaranteed and will depend upon various factors such as our overall financial condition, available liquidity, anticipated cash needs, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board. In addition, any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

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
•
actions by government regulators;
•
changes in key personnel;
•
potential costs and liabilities associated with cyber incidents;
•
investor sentiment with respect to our policies or efforts on ESG matters;
•
widespread outbreak of an illness or any other communicable disease or public health crisis;
•
fluctuations in trading volume, including substantial increases or decreases in reported holdings by significant shareholders;
•
expectations regarding our capital deployment program, including any existing or potential future share repurchase programs and any future dividend payments that may be declared by our Board, or any determination to cease repurchasing stock or paying dividends;
•
news reports of trends, concerns and other issues related to us or our industry, including changes in regulations; and
•
other factors described in this “Risk Factors” section.

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
•
establish advance notice and other substantive and procedural requirements for nominations for election to our Board or for proposing matters that can be acted upon at shareholder meetings;
•
may make it difficult to merge with or otherwise absorb a Virginia corporation acquired in a tender offer for the three years after the acquisition; and
•
may make an unsolicited attempt to gain control of us more difficult by restricting the right of specified shareholders to vote newly acquired large blocks of stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Board, through its Risk Committee, oversees the Company’s risk identification, risk tolerance, and management practices for enterprise risks facing the Company, including, but not limited to, risks associated with technology and operations, such as cybersecurity and cyber incident analysis and assessment. Our cybersecurity policies, standards, processes and practices are fully integrated into our enterprise risk management (“ERM”) program and are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry best practices. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on protecting our systems to support our business operations, preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively assessing and, if and as needed, responding to any cybersecurity threats and/or incidents.

Risk Management and Strategy

Key elements of our cybersecurity program include the following:

•
The Board’s oversight of cybersecurity risk management is supported by the Risk Committee, which regularly interacts with our ERM function, our Director of Information Security, and other members of the OD Technology Department.
•
We have implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and/or incidents, while also implementing controls and procedures that provide for the prompt escalation of cybersecurity incidents as appropriate (including information that is conveyed to the Board under certain circumstances) so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•
We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•
We have established and maintain comprehensive incident response and recovery plans that are designed to help us to timely and efficiently respond to a cybersecurity incident, and such plans are tested and evaluated on at least an annual basis.
•
We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
We provide regular, mandatory training for employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

Our Internal Audit Department, as part of its audit plan that is approved by the Audit Committee of the Board, conducts information technology audits as well as periodically engages third parties to perform cybersecurity attack and penetration assessments. We also use third parties to periodically benchmark and assess our cybersecurity readiness and to assess how any known vulnerabilities might impact our Company as well as the sufficiency of our response. The results generated from these activities are reported to management and are used to develop action plans to address any identified opportunities for risk mitigation and overall improvement. The Risk Committee of our Board is apprised by management of the results of the third-party analysis, any related action plans, and progress against those plans. Management, together with members of our OD Technology Department, brief the Board directly, or through their communications with the Risk Committee, on information security matters on at least a quarterly basis. After gathering and assessing information about our risk exposure, the Risk Committee reports the results of its review to the Board on a regular basis.

Please refer to “Risks Related to Cybersecurity and Technology Matters” under Item 1A, “Risk Factors” above for a discussion of the risks from cybersecurity threats and the potential impact to our strategy, results of operations and financial condition.

Governance

The Board and the Risk Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Board and the Risk Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident.

Our Director of Information Security has served in various roles in information technology and information security for over 30 years, and is a Certified Information Systems Security Professional (CISSP). He and other members of the OD Technology Department work collaboratively across the Company and have implemented programs designed to protect our information systems from cybersecurity threats and position our Company to promptly respond, in coordination with various members of our senior management team, to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to any cybersecurity incidents. Through ongoing communications and collaboration with these teams, including members of our senior management team, as appropriate, our Director of Information Security monitors the prevention, detection, mitigation and remediation of any cybersecurity threats and incidents in real time, and reports any such threats and incidents to the Risk Committee when appropriate.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, and 233 of the 257 service centers we operated as of December 31, 2023. Our facilities are strategically dispersed over the states in which we operate. Our owned service centers include most of our larger facilities and account for approximately 95% of the total door capacity in our network. At December 31, 2023, the terms of our leased properties ranged from month-to-month to a lease that expires in 2035.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of December 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 16, 2024, there were 423,775 holders of our common stock, including 73 shareholders of record.

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2023:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2023	58,925	$400.08	58,296	$287,637,586
November 1-30, 2023	55,005	$392.18	54,376	$266,302,847
December 1-31, 2023	105,434	$389.92	104,805	$225,437,013
Total	219,364		217,477

(1)
Total number of shares purchased during the quarter includes 1,887 shares of our common stock surrendered by a participant to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of our prior repurchase program in January 2022.

On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program. At December 31, 2023, our 2021 Repurchase Program had $225.4 million remaining authorized.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2018, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Dow Jones Transportation Average, for the five-year period ended December 31, 2023.

COMPARISON OF CUMULATIVE TOTAL RETURN
DOLLARS
$600
$500
$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Old Dominion Freight Line, Inc.
S&P 500 Total Return Index
Dow Jones Transportation Average

Cumulative Total Return

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Old Dominion Freight Line, Inc.	$100	$154	$239	$440	$350	$502
S&P 500 Total Return Index	$100	$131	$156	$200	$164	$207
Dow Jones Transportation Average	$100	$121	$141	$188	$155	$186

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. Discussions of our 2021 results and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 22, 2023.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, P&D stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle to offset our cost inflation and support our ongoing investments in capacity and technology. We regularly monitor the components of our pricing, including base freight rates, accessorial charges and fuel surcharges. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the U.S. Department of Energy, which reset each week. We believe our yield management process appropriately focuses on individual account profitability, and ongoing improvements in operating efficiencies, as key components of our ability to produce profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2023	2022
Revenue from operations	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.8	43.4
Operating supplies and expenses	12.2	13.6
General supplies and expenses	2.8	2.6
Operating taxes and licenses	2.5	2.3
Insurance and claims	1.3	0.9
Communication and utilities	0.7	0.6
Depreciation and amortization	5.5	4.5
Purchased transportation	2.1	2.5
Miscellaneous expenses, net	0.1	0.2
Total operating expenses	72.0	70.6
Operating income	28.0	29.4
Interest (income) expense, net	(0.2)	(0.1)
Other expense, net	0.1	0.1
Income before income taxes	28.1	29.4
Provision for income taxes	7.0	7.4
Net income	21.1%	22.0%

Key financial and operating metrics for 2023 and 2022 are presented below:

	2023	2022	Change	% Change
Work days	252	253	(1)	(0.4)
Revenue (in thousands)	$5,866,152	$6,260,077	$(393,925)	(6.3)
Operating ratio	72.0%	70.6%
Net income (in thousands)	$1,239,502	$1,377,159	$(137,657)	(10.0)
Diluted earnings per share	$11.26	$12.18	$(0.92)	(7.6)
LTL tons (in thousands)	9,260	10,211	(951)	(9.3)
LTL tonnage per day	36,745	40,359	(3,614)	(9.0)
LTL shipments (in thousands)	12,176	12,989	(813)	(6.3)
LTL shipments per day	48,317	51,341	(3,024)	(5.9)
LTL weight per shipment (lbs.)	1,521	1,572	(51)	(3.2)
LTL revenue per hundredweight	$31.31	$30.24	$1.07	3.5
LTL revenue per shipment	$476.25	$475.45	$0.80	0.2
LTL revenue per intercity mile	$8.38	$8.28	$0.10	1.2
LTL intercity miles (in thousands)	691,632	746,028	(54,396)	(7.3)
Average length of haul (miles)	925	934	(9)	(1.0)

Our financial results for 2023 reflect continued softness in the domestic economy that contributed to the decline in our revenue. Despite the decrease in our LTL tons, we maintained a commitment to providing superior customer service to support the continued improvement in our yield. We continued to focus on controlling our costs in the low volume environment, but we continued to invest in new capacity in anticipation of long-term growth in our market share. As a result, our depreciation costs increased as a percent of revenue and contributed to the slight increase in our operating ratio to 72.0% for 2023. In addition, our net income and diluted earnings per share decreased by 10.0% and 7.6%, respectively, as compared to 2022.

Revenue

Revenue decreased $393.9 million, or 6.3%, in 2023 compared to 2022. This decrease resulted from a 9.0% decrease in LTL tonnage per day, which was primarily due to decreases in LTL shipments per day and LTL weight per shipment. This decrease in revenue was partially offset by a 3.5% increase in our LTL revenue per hundredweight. Our LTL revenue per hundredweight includes the impact of lower fuel surcharges resulting from a decline in the average price of diesel fuel for the comparable periods. Excluding fuel surcharges, LTL revenue per hundredweight increased 8.3% in 2023 as compared to 2022. We believe the increase in our LTL revenue-per-hundredweight metrics was driven by the ongoing execution of our yield management strategy, which is focused on obtaining price increases necessary to offset our cost inflation and support our continued investments in capacity and technology.

January 2024 Update

Revenue per day decreased 2.7% in January 2024 compared to the same month last year. LTL tons per day decreased 5.0%, due primarily to a 2.3% decrease in LTL shipments per day and a 2.8% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 2.7% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 6.7% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits decreased $87.2 million, or 3.2%, in 2023 as compared to 2022, due to an $83.1 million decrease in the costs attributable to salaries and wages and a $4.1 million decrease in employee benefit costs. The decrease in salaries and wages was due primarily to decreases in the average number of active full-time employees during the year, as we balanced our workforce to align with our customers' shipping trends. Salaries and wages also decreased as a result of lower performance-based and discretionary bonus compensation. These decreases were partially offset by the annual wage increase provided to our employees at the beginning of both September 2022 and 2023.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 23.6% in 2023 from to 22.9% in 2022. While our platform and P&D shipments per hour and P&D stops per hour improved during 2023 as compared to 2022, our linehaul laden load average declined due to the decreased operating density associated with the decrease in our LTL tons. Our other salaries and wages as a percent of revenue remained consistent between the comparable periods.

The cost attributable to employee benefits decreased $4.1 million, or 0.6%, in 2023 compared to 2022. Our employee benefit costs increased as a percent of salaries and wages to 37.5% in 2023 from 36.2% in 2022. The increase in employee benefit costs as a percent of salaries and wages was primarily due to an increase in our employee group health benefit costs that resulted from higher costs per claim. This increase in employee benefit costs as a percent of salaries and wages was partially offset by lower retirement benefit plan costs directly linked to our net income.

Operating supplies and expenses decreased $134.6 million, or 15.8%, in 2023 as compared to 2022, due primarily to decreases in our costs for diesel fuel used in our vehicles. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 19.8% in 2023 as compared to 2022. In addition, our gallons consumed decreased 8.5% in 2023 as compared to 2022 due to a decrease in our miles driven. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our other operating supplies and expenses as a percent of revenue were generally consistent in 2023 as compared to 2022.

Depreciation and amortization increased $48.4 million, or 17.5%, in 2023 as compared to 2022. The increases in depreciation and amortization costs were due primarily to the assets acquired as part of our 2022 and 2023 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2024 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our short-term costs, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Purchased transportation expense decreased $36.6 million, or 23.1%, in 2023 as compared to 2022. We primarily utilize purchased transportation services to support our LTL services to and from Canada as well as our truckload brokerage operations. We also periodically utilize purchased transportation for our domestic LTL service when we need to supplement the capacity of our workforce or fleet, which most frequently occurs during periods with significant growth. We used third-party transportation providers in our domestic linehaul network during the first half of 2022, but our utilization was normalized during the second half of 2022 when the capacity of our team was closely balanced with our volumes.

Our effective tax rate in 2023 was 24.8% as compared to 25.2% in 2022. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2023	2022
Cash and cash equivalents at beginning of year	$186,312	$462,564
Cash flows provided by (used in):
Operating activities	1,569,135	1,691,582
Investing activities	(659,820)	(547,472)
Financing activities	(661,828)	(1,420,362)
Increase (decrease) in cash and cash equivalents	247,487	(276,252)
Cash and cash equivalents at end of year	$433,799	$186,312

The change in our cash flows provided by operating activities during 2023 as compared to 2022 was due to the $137.7 million decrease in net income as well as the $33.2 million decrease in certain other working capital accounts. These decreases were partially offset by a $48.4 million increase in depreciation and amortization expense.

The change in our cash flows used in investing activities during 2023 as compared to 2022 was primarily due to the timing of purchases and maturities of short-term investments, which was partially offset by a net reduction in capital expenditures. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during 2023 as compared to 2022 was primarily due to the $823.6 million decrease in funds used for repurchases of our common stock. This decrease in cash was partially offset by higher dividend payments to our shareholders and a scheduled principal payment under our long-term debt agreement. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.” Our long-term debt agreement is more fully described below under "Financing Arrangements."

We have four primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, dated March 22, 2023 (the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, as amended by the First Amendment dated March 22, 2023 (as amended, the “Note Agreement”). The Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment, including those obtained through noncash transactions, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Land and structures	$291,070	$299,529
Tractors	203,417	148,719
Trailers	181,534	216,697
Technology	44,358	33,783
Other equipment and assets	36,930	68,920
Less: Proceeds from sales	(48,637)	(22,096)
Total	$708,672	$745,552

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

We currently estimate capital expenditures will be approximately $750 million for the year ending December 31, 2024. Approximately $350 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $325 million is allocated for the purchase of tractors and trailers; and approximately $75 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under the Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after completion of our prior repurchase program in January 2022.

On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program. At December 31, 2023, our 2021 Repurchase Program had $225.4 million remaining authorized.

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

On January 31, 2024, we announced that our Board of Directors had declared a cash dividend of $0.52 per share of our common stock. The dividend is payable on March 20, 2024 to shareholders of record at the close of business on March 6, 2024. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings under our Credit Agreement or Note Agreement.

On February 16, 2024, we announced that our Board of Directors approved a two-for-one split of our common stock for shareholders of record as of the close of business on the record date of March 13, 2024. The additional shares will be distributed by our transfer agent, Computershare Trust Company, N.A., on March 27, 2024.

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

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2023.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2023:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Series B Notes	$84,564	$22,072	$42,281	$20,211	$—
Operating lease obligations (2)	151,273	21,598	37,261	34,670	57,744
Purchase obligations and Other	38,056	25,266	12,790	—	—
Total	$273,893	$68,936	$92,332	$54,881	$57,744

(1)
Contractual obligations include principal and interest on our Series B Notes; leases consisting primarily of real estate and automotive leases; and purchase obligations relating to non-cancellable purchase orders for (i) equipment scheduled for delivery in 2024, and (ii) information technology agreements.

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

Revenue Recognition

Our revenue is generated from providing transportation and related services to customers in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"). With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. A hypothetical change of 10% in our percentage of completion estimate would not have a material effect on our recorded revenue.

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

Estimated economic lives for structures are 7 to 30 years, revenue equipment is 4 to 15 years, other equipment is 2 to 20 years, and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets. Depreciation expense in 2023 totaled $324.0 million. A hypothetical change of 1% in the estimated useful lives of all depreciable assets would not have a material impact on our financial results.

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

In establishing accruals for claims and expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party actuarial estimates to determine the appropriate reserves for potential liabilities. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, any changes in the severity or number of reported claims, significant changes in medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods. Our accrued liability for insurance, BIPD claims, and workers’ compensation claims totaled $127.0 million and $129.6 million at December 31, 2023 and 2022, respectively. Claims and insurance accruals are discussed further in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

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

We are exposed to interest rate risk directly related to loans, if any, under our Credit Agreement, which have variable interest rates. A 100 basis point increase in the average interest rate on this agreement would have no material effect on our operating results at December 31, 2023 and 2022. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

From time to time, we are exposed to interest rate risk on certain short-term investments. We maintained a short-term investment portfolio, principally composed of commercial paper, totaling $49.4 million at December 31, 2022. We held no short-term investments as of December 31, 2023. These fixed rate securities are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these debt securities, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in market interest rates would have had an immaterial impact on the fair value of these investments at December 31, 2022 and no impact at December 31, 2023.

We are exposed to market risk for investments relating to certain assets held within the Company-owned life insurance contracts on certain current and former employees. The cash surrender value in life insurance contracts included on our Balance Sheets at December 31, 2023 and 2022 was $74.4 million and $63.5 million, respectively. The portion of underlying investments with exposure to market fluctuations was $56.2 million and $45.9 million at December 31, 2023 and 2022, respectively. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments as of December 31, 2023 and 2022. A 10% change in market value would have caused a $5.6 million and a $4.6 million impact on our pre-tax income in 2023 and 2022, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$433,799	$186,312
Short-term investments	—	49,355
Customer receivables, less allowances of $10,405 and $10,689, respectively	578,885	578,648
Income taxes receivable	18,554	12,738
Other receivables	17,884	13,743
Prepaid expenses and other current assets	94,211	92,944
Total current assets	1,143,333	933,740
Property and equipment:
Revenue equipment	2,590,770	2,501,995
Land and structures	3,021,447	2,750,100
Other fixed assets	623,164	550,442
Leasehold improvements	14,436	13,516
Total property and equipment	6,249,817	5,816,053
Less: Accumulated depreciation	(2,154,412)	(2,128,985)
Net property and equipment	4,095,405	3,687,068
Other assets	273,655	217,802
Total assets	$5,512,393	$4,838,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,774	$106,275
Compensation and benefits	278,953	288,278
Claims and insurance accruals	63,346	63,307
Other accrued liabilities	69,585	51,933
Current maturities of long-term debt	20,000	20,000
Total current liabilities	544,658	529,793
Long-term debt	59,977	79,963
Other non-current liabilities	286,815	265,422
Deferred income taxes	363,132	310,515
Total long-term liabilities	709,924	655,900
Total liabilities	1,254,582	1,185,693
Commitments and contingent liabilities
Shareholders’ equity
Common stock - $0.10 par value, 280,000,000 shares authorized, 108,965,466 and 110,222,819 shares outstanding at December 31, 2023 and December 31, 2022, respectively.	10,897	11,022
Capital in excess of par value	242,958	244,590
Retained earnings	4,003,956	3,397,305
Total shareholders’ equity	4,257,811	3,652,917
Total liabilities and shareholders’ equity	$5,512,393	$4,838,610

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Revenue from operations	$5,866,152	$6,260,077	$5,256,328

Operating expenses:
Salaries, wages and benefits	2,629,676	2,716,835	2,467,985
Operating supplies and expenses	718,326	852,955	567,615
General supplies and expenses	162,416	159,998	136,059
Operating taxes and licenses	145,642	141,239	133,452
Insurance and claims	75,368	58,301	53,549
Communications and utilities	43,269	40,584	34,149
Depreciation and amortization	324,435	276,050	259,883
Purchased transportation	121,516	158,111	185,785
Miscellaneous expenses, net	4,831	15,372	26,249
Total operating expenses	4,225,479	4,419,445	3,864,726

Operating income	1,640,673	1,840,632	1,391,602

Non-operating (income) expense:
Interest expense	464	1,563	1,727
Interest income	(12,799)	(4,884)	(786)
Other expense, net	5,232	2,604	2,238
Total non-operating (income) expense	(7,103)	(717)	3,179

Income before income taxes	1,647,776	1,841,349	1,388,423
Provision for income taxes	408,274	464,190	354,048
Net income	$1,239,502	$1,377,159	$1,034,375

Earnings per share:
Basic	$11.33	$12.26	$8.94
Diluted	$11.26	$12.18	$8.89

Weighted average shares outstanding:
Basic	109,421,245	112,340,791	115,651,411
Diluted	110,090,212	113,077,820	116,409,989

Dividends declared per share	$1.60	$1.20	$0.80

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands, except per share data)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2020	117,058	$11,706	$226,451	$3,088,131	$3,326,288
Net income	—	—	—	1,034,375	1,034,375
Share repurchases, including settlements under accelerated share repurchase programs	(2,083)	(209)	—	(536,256)	(536,465)
Cash dividends declared ($0.80 per share)	—	—	—	(92,389)	(92,389)
Forward contract for 2021 accelerated share repurchases	—	—	(62,500)	—	(62,500)
Share-based compensation and share issuances, net of forfeitures	57	6	15,033	—	15,039
Taxes paid in exchange for shares withheld	(21)	(2)	(4,539)	—	(4,541)
Balance as of December 31, 2021	115,011	11,501	174,445	3,493,861	3,679,807
Net income	—	—	—	1,377,159	1,377,159
Share repurchases, including settlements under accelerated share repurchase programs	(4,815)	(482)	62,500	(1,339,237)	(1,277,219)
Cash dividends declared ($1.20 per share)	—	—	—	(134,478)	(134,478)
Share-based compensation and share issuances, net of forfeitures	55	6	15,887	—	15,893
Taxes paid in exchange for shares withheld	(28)	(3)	(8,242)	—	(8,245)
Balance as of December 31, 2022	110,223	11,022	244,590	3,397,305	3,652,917
Net income	—	—	—	1,239,502	1,239,502
Share repurchases, including transaction costs	(1,314)	(131)	—	(457,768)	(457,899)
Cash dividends declared ($1.60 per share)	—	—	—	(175,083)	(175,083)
Share-based compensation and share issuances, net of forfeitures	92	9	11,071	—	11,080
Taxes paid in exchange for shares withheld	(36)	(3)	(12,703)	—	(12,706)
Balance as of December 31, 2023	108,965	$10,897	$242,958	$4,003,956	$4,257,811

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$1,239,502	$1,377,159	$1,034,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,449	276,066	259,899
Noncash lease expense	18,665	16,658	14,890
Gain on disposal of property and equipment	(22,555)	(3,425)	(563)
Deferred income taxes	53,341	62,008	30,165
Share-based compensation	11,080	15,893	15,039
Changes in assets and liabilities:
Customer and other receivables, net	(3,875)	(13,009)	(125,562)
Prepaid expenses and other assets	(38,189)	(24,714)	(38,387)
Accounts payable	6,499	23,756	14,008
Compensation, benefits and other accrued liabilities	(1,422)	(11,202)	32,437
Claims and insurance accruals	(2,249)	5,464	10,963
Income taxes, net	(5,816)	6,480	(27,929)
Other liabilities	(10,295)	(39,552)	(6,729)
Net cash provided by operating activities	1,569,135	1,691,582	1,212,606

Cash flows from investing activities:
Purchase of property and equipment	(757,309)	(775,148)	(550,077)
Proceeds from sale of property and equipment	48,637	22,096	19,548
Purchase of short-term investments	—	(163,720)	(359,389)
Proceeds from maturities of short-term investments	48,852	369,300	435,130
Other investing activities, net	—	—	(500)
Net cash used in investing activities	(659,820)	(547,472)	(455,288)

Cash flows from financing activities:
Payments for share repurchases	(453,613)	(1,277,219)	(536,465)
Forward contract for accelerated share repurchases	—	—	(62,500)
Dividends paid	(175,089)	(134,484)	(92,366)
Principal payments under debt agreements	(20,000)	—	—
Other financing activities, net	(13,126)	(8,659)	(4,853)
Net cash used in financing activities	(661,828)	(1,420,362)	(696,184)

Increase (decrease) in cash and cash equivalents	247,487	(276,252)	61,134
Cash and cash equivalents at beginning of year	186,312	462,564	401,430
Cash and cash equivalents at end of year	$433,799	$186,312	$462,564

Income taxes paid	$361,448	$396,510	$352,826
Interest paid	$3,484	$3,953	$4,232
Capitalized interest	$3,364	$3,260	$2,655

Supplemental disclosure of noncash investing and financing activities:
Noncash purchases of property	$-	$-	$16,034

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

We have one operating segment and no single customer exceeds 6% of our revenue. The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2023	2022	2021
LTL services	$5,804,939	$6,177,055	$5,177,497
Other services	61,213	83,022	78,831
Total revenue	$5,866,152	$6,260,077	$5,256,328

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

Revenue and Expense Recognition

We recognize revenue based upon when our transportation and related services have been completed in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements with our customers. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with ASC Topic 606. With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. Payment terms vary by customer and are short-term in nature.

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of customer receivables. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. When held, we generally expect our short-term investments will be diversified over various high-quality issuers. Such short-term investments may also subject us to concentrations of credit risk.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

Short-term Investments

The Company’s investments in commercial paper with an original maturity of greater than three months have been classified and accounted for as trading securities, and are reported in “Short-term investments” on our Balance Sheets. These investments are measured at fair value each reporting period, with gains or losses recorded in “Non-operating (income) expense” on our Statements of Operations.

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

Depreciation expense was $324.0 million, $275.6 million and $259.5 million for 2023, 2022 and 2021, respectively.

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

Our liability for claims and insurance totaled $153.8 million and $156.0 million at December 31, 2023 and 2022, respectively. The long-term portions of those reserves were $90.4 million and $92.7 million for 2023 and 2022, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock, restricted stock, and performance-based restricted stock units which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense recognized for all share-based compensation awards was $11.1 million, $15.9 million and $15.0 million during 2023, 2022, and 2021, respectively. The total tax benefit recognized related to these awards was $3.3 million, $3.3 million and $2.9 million during 2023, 2022, and 2021, respectively.

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

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $34.6 million, $29.0 million and $28.1 million for 2023, 2022 and 2021, respectively.

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

Our short-term investments are measured at fair value on a recurring basis. Our long-term debt, including current maturities, are measured at fair value. Both of these instruments are further described in Note 9. Our other financial securities in current assets and current liabilities approximate their fair value due to the short-term maturities of these instruments.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Stock Repurchase Program

On May 1, 2020, we announced that our Board of Directors had approved a two-year stock repurchase program authorizing us to repurchase up to an aggregate of $700.0 million of our outstanding common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program became effective on May 29, 2020. On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of the 2020 Repurchase Program in January 2022. At December 31, 2023, we had $225.4 million remaining authorized under the 2021 Repurchase Program. On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

We entered into accelerated share repurchase agreements with a third-party financial institution on each of August 26, 2021 and February 24, 2022. The Company’s accelerated share repurchase agreements are each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Balance Sheets. The Company's accelerated share repurchase agreements are each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity for 2022 and 2021. There was no accelerated share repurchase activity for the year ended December 31, 2023.

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

Note 2. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

	December 31,
(In thousands)	2023	2022
Senior notes	$79,977	$99,963
Revolving credit facility	—	—
Total long-term debt	79,977	99,963
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$59,977	$79,963

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note Agreement

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (as subsequently amended on March 22, 2023, the “Note Agreement”). The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first principal payment of $20.0 million was paid on May 4, 2023. The remaining $80.0 million will be paid in four equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

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

At our option, borrowings under the Credit Agreement bear interest at either: (i) the Secured Overnight Financing Rate (SOFR) plus the Term SOFR Adjustment, as defined in the Credit Agreement, equal to 0.100%, plus an applicable margin that ranges from 1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin that ranges from 0.000% to 0.375%. The applicable margin for each of the foregoing options is dependent upon our consolidated debt to consolidated total capitalization ratio. Letter of credit fees equal to the applicable margin for SOFR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.090% to 0.175% (based upon our consolidated debt to total consolidated capitalization ratio) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

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

There were $40.0 million and $38.7 million of outstanding letters of credit at December 31, 2023 and 2022, respectively.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The right-of-use assets and corresponding lease liabilities on our Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options begin in 2024 and continue through 2035, and range from one to ten years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets or corresponding lease liabilities.

Of our total operating lease liabilities, $15.6 million and $17.3 million are classified as current and are presented within “Other accrued liabilities,” and $104.8 million and $80.8 million are classified as non-current and are presented within “Other non-current liabilities” on our Balance Sheets as of December 31, 2023 and 2022, respectively. Our right-of-use assets totaled $116.4 million and $95.2 million and are presented within “Other assets,” which is classified as long-term, on our Balance Sheets as of December 31, 2023 and 2022, respectively.

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of December 31, 2023, are as follows:

(In thousands)	Lease Payments
2024	$21,598
2025	18,926
2026	18,335
2027	17,747
2028	16,922
Thereafter	57,745
Total lease payments	$151,273
Less: imputed interest	(30,918)
Total lease liabilities	$120,355

The weighted average lease term for our operating leases was 7.6 years and 8.1 years at December 31, 2023 and 2022, respectively. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 4.9% and 3.8% as of December 31, 2023 and 2022, respectively.

Cash paid for amounts included in the measurement of our lease liabilities was $22.6 million and $18.6 million for the years ended December 31, 2023 and 2022, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset. Aggregate expense under operating leases was $24.5 million, $20.0 million and $19.0 million for 2023, 2022 and 2021, respectively. During the years ended December 31, 2023 and 2022, we increased our right-of-use assets by $39.9 million and $11.6 million, respectively, in exchange for new operating lease liabilities.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$288,030	$318,571	$253,084
State	66,903	83,611	70,799
	354,933	402,182	323,883
Deferred:
Federal	42,728	51,862	26,382
State	10,613	10,146	3,783
	53,341	62,008	30,165
Total provision for income taxes	$408,274	$464,190	$354,048

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Tax provision at statutory rate	$346,033	$386,683	$291,569
State income taxes, net of federal benefit	66,055	75,906	60,036
Other, net	(3,814)	1,601	2,443
Total provision for income taxes	$408,274	$464,190	$354,048

Deferred tax assets and liabilities, which are included in “Other assets” and “Deferred income taxes” on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Claims and insurance reserves	$29,776	$31,736
Accrued vacation	19,849	20,330
Deferred compensation	41,343	39,973
Other	12,142	11,767
Total deferred tax assets	103,110	103,806

Deferred tax liabilities:
Depreciation and amortization	(460,703)	(407,942)
Other	(4,997)	(5,113)
Total deferred tax liabilities	(465,700)	(413,055)
Net deferred tax liability	$(362,590)	$(309,249)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2020 through 2023. We also remain open to examination by various state tax jurisdictions for tax years 2019 through 2023.

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2023 and 2022. Interest and penalties related to uncertain tax positions, which are immaterial, are recorded in our “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

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

Note 6. Employee Benefit Plans

Defined Contribution Plan

Full-time employees meeting certain eligibility requirements are automatically enrolled in our 401(k) employee retirement plan, unless the employee elects not to defer any compensation. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2023, 2022 and 2021 were $119.5 million, $135.2 million and $102.0 million, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $101.4 million and $88.3 million at December 31, 2023 and 2022, respectively, of which $91.2 million and $83.2 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2023 and 2022, respectively.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Weighted average shares outstanding - basic	109,421,245	112,340,791	115,651,411
Dilutive effect of share-based awards	668,967	737,029	758,578
Weighted average shares outstanding - diluted	110,090,212	113,077,820	116,409,989

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

Restricted Stock Awards

During 2023, 2022 and 2021, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards generally vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company.

Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment, unless otherwise approved by the Board of Directors or its Compensation Committee. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	77,725	$232.79
Granted	37,730	359.53
Vested	(52,447)	222.91
Forfeited	(5,026)	322.90
Unvested at December 31, 2023	57,982	$317.23

The weighted average grant date fair value per restricted stock award granted during fiscal years 2023, 2022 and 2021 was $359.53, $303.81 and $213.55, respectively. The total fair value of vested restricted stock awards for fiscal year 2023, 2022 and 2021 was $18.1 million, $20.1 million and $15.6 million, respectively. At December 31, 2023, the Company had $9.7 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.7 years.

Performance-Based Restricted Stock Units

During 2023, 2022 and 2021 we granted performance-based restricted stock units (“PBRSUs”) to selected employees under the Stock Incentive Plan. The PBRSUs are earned based on the achievement of stated Company performance metrics over a one-year performance period. One-third of the earned PBRSUs vest following the end of the one-year performance period if the performance metrics are satisfied, with an additional one-third of the PBRSUs vesting on each of the next two grant date anniversaries. Earned PBRSUs are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested PBRSUs are generally forfeited if minimum threshold performance targets are not achieved or upon termination of employment. The unvested PBRSUs do not include voting rights or dividend participation rights.

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

The following table summarizes our activity for PBRSUs for employees during 2023:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2023	54,536	$231.03
Granted (a)	—	—
Vested	(35,463)	228.24
Forfeited	(1,694)	263.43
Unvested at December 31, 2023	17,379	$254.93

(a) PBRSUs earned may range from zero to 200% of the target award. PBRSUs granted for the 2023 performance period were not earned as the performance metrics were not met.

At December 31, 2023, the Company had $0.6 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested PBRSUs that are expected to be recognized over a weighted average period of 1.0 years.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Phantom Stock Awards

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2023 is provided below. There were no phantom stock awards granted during 2023.

	Total Phantom Shares	Weighted Average Grant Date Fair Value Per Share
Balance of shares outstanding at January 1, 2023	612,520	$120.40
Settled	(24,881)	118.99
Forfeited	(28,441)	119.69
Balance of shares outstanding at December 31, 2023	559,198	$120.50

Of these outstanding awards, 1,722 phantom shares remain unvested with a weighted average grant date fair value per share of $114.76. The outstanding phantom stock awards will be settled in shares of our common stock equal to the number of vested shares of phantom stock on the applicable settlement date. The shares of common stock will generally be distributed in twenty-four substantially equal monthly installments commencing on the first day of the sixth calendar month following such settlement date.

Note 9. Fair Value Measurements

Short-term investments

We held no short-term investments as of December 31, 2023. A summary of the fair value of our short-term investments as of December 31, 2022 is shown in the table below.

(In thousands)	December 31, 2022	Level 1	Level 2	Level 3
Commercial paper	$49,355	$—	$49,355	$—
Total

Our commercial paper is valued using broker quotes that utilize observable market inputs.

Long-term debt

The carrying value of our total long-term debt, including current maturities, was $80.0 million and $100.0 million at December 31, 2023 and 2022, respectively. The estimated fair value of our total long-term debt, including current maturities, was $75.4 million and $92.6 million at December 31, 2023 and 2022, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Note 11. Subsequent Event

On February 16, 2024, we announced that our Board of Directors approved a two-for-one split of our common stock for shareholders of record as of the close of business on the record date of March 13, 2024. The additional shares will be distributed by our transfer agent, Computershare Trust Company, N.A., on March 27, 2024.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, as well as the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2024 expressed an unqualified opinion.

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

The liability for claims and insurance totaled $153.8 million at December 31, 2023, and the majority of this amount represents the self-insurance reserves for BIPD and workers’ compensation claims. The long-term portion of this liability was $90.4 million, which was included in “Other non-current liabilities”, and the remainder was included in “Claims and insurance accruals” on the Company’s Balance Sheets.

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

February 26, 2024

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

b)
Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2023, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 26, 2024, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 26, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2024 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” “Corporate Governance – Director Nominations,” "Corporate Governance - Insider Trading Policy" and "Delinquent Section 16(a) Reports" (to the extent reported therein), and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2024 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2024 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2024 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2024 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2023 and December 31, 2022

Statements of Operations – Years ended December 31, 2023, December 31, 2022 and December 31, 2021

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2023, December 31, 2022 and December 31, 2021

Statements of Cash Flows – Years ended December 31, 2023, December 31, 2022 and December 31, 2021

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

(a)(2) Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2021	$4,095	$3,773	$1,829	$6,039
2022	$6,039	$2,128	$1,490	$6,677
2023	$6,677	$1,670	$2,239	$6,108

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

FOR YEAR ENDED DECEMBER 31, 2023

Exhibit No.	Description

3.1.1

Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.1.3

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020)

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (as amended through October 19, 2022) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on October 20, 2022)

4.1

Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023)

4.14

Second Amended and Restated Credit Agreement, dated November 21, 2019, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on November 21, 2019)

4.15

Description of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022)

4.16

Note Purchase and Private Shelf Agreement among Old Dominion Freight Line, Inc., PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., as purchasers, dated as of May 4, 2020 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020)

4.17

First Amendment to Note Purchase and Private Shelf Agreement, dated March 22, 2023, by and among Old Dominion Freight Line, Inc., PGIM, Inc. and the other holders of the Notes (as defined therein) (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on March 23, 2023)

4.18

Third Amended and Restated Credit Agreement, dated March 22, 2023, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on March 23, 2023)

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

10.18(16)*	Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2024 Annual Meeting of Shareholders

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

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Old Dominion Freight Line, Inc. Clawback Policy (as updated October 18, 2023)

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2023 and 2022, (ii) the Statements of Operations for the years ended December 31,

2023, 2022 and 2021, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (iv) the Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (v) the Notes to the Financial Statements

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 26, 2024	By:	/s/ KEVIN M. FREEMAN
Kevin M. Freeman
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 26, 2024
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 26, 2024
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 26, 2024
John R. Congdon, Jr.

/s/ ANDREW S. DAVIS	Director	February 26, 2024
Andrew S. Davis

/s/ BRADLEY R. GABOSCH	Director	February 26, 2024
Bradley R. Gabosch

/s/ GREG C. GANTT	Director	February 26, 2024
Greg C. Gantt

/s/ JOHN D. KASARDA	Director	February 26, 2024
John D. Kasarda

/s/ WENDY T. STALLINGS	Director	February 26, 2024
Wendy T. Stallings

/s/ THOMAS A. STITH, III	Director	February 26, 2024
Thomas A. Stith, III

/s/ LEO H. SUGGS	Director	February 26, 2024
Leo H. Suggs

/s/ KEVIN M. FREEMAN	President and Chief Executive Officer	February 26, 2024
Kevin M. Freeman	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Executive Vice President and Chief Financial Officer	February 26, 2024
Adam N. Satterfield	(Principal Financial Officer)

/s/ KIMBERLY S. MAREADY	Vice President – Accounting and Finance	February 26, 2024
Kimberly S. Maready	(Principal Accounting Officer)