Form 10-Q
period 2024-03-31
OLD DOMINION FREIGHT LINE, INC.
filed 2024-05-07
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024 there were 217,285,082 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2024	December 31,
(In thousands, except share and per share data)	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$580,974	$433,799
Customer receivables, less allowances of $10,137 and $10,405, respectively	582,209	578,885
Income taxes receivable	—	18,554
Other receivables	21,320	17,884
Prepaid expenses and other current assets	79,157	94,211
Total current assets	1,263,660	1,143,333

Property and equipment:
Revenue equipment	2,578,067	2,590,770
Land and structures	3,110,076	3,021,447
Other fixed assets	642,377	623,164
Leasehold improvements	14,534	14,436
Total property and equipment	6,345,054	6,249,817
Accumulated depreciation	(2,216,953)	(2,154,412)
Net property and equipment	4,128,101	4,095,405

Other assets	259,595	273,655
Total assets	$5,651,356	$5,512,393

Note: The Condensed Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2024	December 31,
(In thousands, except share and per share data)	(Unaudited)	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,689	$112,774
Compensation and benefits	232,502	278,953
Claims and insurance accruals	62,839	63,346
Other accrued liabilities	60,930	69,585
Income taxes payable	76,714	—
Current maturities of long-term debt	20,000	20,000
Total current liabilities	550,674	544,658

Long-term liabilities:
Long-term debt	59,980	59,977
Other non-current liabilities	275,933	286,815
Deferred income taxes	363,132	363,132
Total long-term liabilities	699,045	709,924
Total liabilities	1,249,719	1,254,582

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 280,000,000 shares authorized, 217,598,722 and 217,930,932 shares outstanding at March 31, 2024 and December 31, 2023, respectively	21,760	21,793
Capital in excess of par value	225,497	231,449
Retained earnings	4,154,380	4,004,569
Total shareholders’ equity	4,401,637	4,257,811
Total liabilities and shareholders’ equity	$5,651,356	$5,512,393

Note: The Condensed Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2024	2023
Revenue from operations	$1,460,073	$1,442,136

Operating expenses:
Salaries, wages and benefits	668,390	652,075
Operating supplies and expenses	172,472	192,384
General supplies and expenses	45,576	39,545
Operating taxes and licenses	35,838	36,701
Insurance and claims	18,194	16,028
Communications and utilities	10,995	11,017
Depreciation and amortization	84,531	75,947
Purchased transportation	30,710	30,615
Miscellaneous expenses, net	6,941	4,775
Total operating expenses	1,073,647	1,059,087

Operating income	386,426	383,049

Non-operating (income) expense:
Interest expense	37	200
Interest income	(7,372)	(2,811)
Other expense, net	879	1,511
Total non-operating income	(6,456)	(1,100)

Income before income taxes	392,882	384,149

Provision for income taxes	100,578	99,111

Net income	$292,304	$285,038

Earnings per share:
Basic	$1.34	$1.30
Diluted	$1.34	$1.29

Weighted average shares outstanding:
Basic	217,594	219,912
Diluted	218,808	221,358

Dividends declared per share	$0.26	$0.20

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2024 and 2023
			Capital in
	Common Stock		Excess of	Retained
(In thousands, except per share data)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2023	217,931	$21,793	$231,449	$4,004,569	$4,257,811
Net income	—	—	—	292,304	292,304
Share repurchases	(422)	(42)	—	(85,910)	(85,952)
Cash dividends declared ($0.26 per share)	—	—	—	(56,583)	(56,583)
Share-based compensation and share issuances, net of forfeitures	133	13	3,321	—	3,334
Taxes paid in exchange for shares withheld	(43)	(4)	(9,273)	—	(9,277)
Balance as of March 31, 2024	217,599	$21,760	$225,497	$4,154,380	$4,401,637

Balance as of December 31, 2022	220,446	$22,045	$233,086	$3,397,786	$3,652,917
Net income	—	—	—	285,038	285,038
Share repurchases	(861)	(86)	—	(142,814)	(142,900)
Cash dividends declared ($0.20 per share)	—	—	—	(43,994)	(43,994)
Share-based compensation and share issuances, net of forfeitures	124	12	3,784	—	3,796
Taxes paid in exchange for shares withheld	(47)	(5)	(8,353)	—	(8,358)
Balance as of March 31, 2023	219,662	$21,966	$228,517	$3,496,016	$3,746,499

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$292,304	$285,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,534	75,951
Loss (Gain) on disposal of property and equipment	726	(4,345)
Other, net	7,732	8,390
Changes in operating assets and liabilities, net	38,597	50,333
Net cash provided by operating activities	423,893	415,367

Cash flows from investing activities:
Purchase of property and equipment	(119,511)	(234,736)
Proceeds from sale of property and equipment	1,559	10,283
Proceeds from maturities of short-term investments	—	24,578
Net cash used in investing activities	(117,952)	(199,875)

Cash flows from financing activities:
Payments for share repurchases	(85,280)	(141,666)
Dividends paid	(56,633)	(44,052)
Other financing activities, net	(16,853)	(8,462)
Net cash used in financing activities	(158,766)	(194,180)

Increase in cash and cash equivalents	147,175	21,312
Cash and cash equivalents at beginning of period	433,799	186,312
Cash and cash equivalents at end of period	$580,974	$207,624

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

	Three Months Ended
	March 31,
(In thousands)	2024	2023
LTL services	$1,446,733	$1,424,372
Other services	13,340	17,764
Total revenue from operations	$1,460,073	$1,442,136

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2024.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in this Form 10-Q.

Certain amounts in prior years have been reclassified to conform prior years’ financial statements to the current presentation.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Common Stock Split

On February 16, 2024, we announced that our Board of Directors approved a two-for-one split of our common stock for shareholders of record as of the close of business on the record date of March 13, 2024. On March 27, 2024, those shareholders received one additional share of common stock for every share owned.

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect this stock split.

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of our prior repurchase program in January 2022. At March 31, 2024, we had $140.2 million remaining authorized under the 2021 Repurchase Program. On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock. The new repurchase program, which does not have an expiration date, will be effective upon the completion of our 2021 Repurchase Program.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Weighted average shares outstanding - basic	217,594	219,912
Dilutive effect of share-based awards	1,214	1,446
Weighted average shares outstanding - diluted	218,808	221,358

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Senior notes	$79,980	$79,977
Revolving credit facility	—	—
Total long-term debt	79,980	79,977
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$59,980	$59,977

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

The Credit Agreement replaced our previous five-year, $250.0 million senior unsecured revolving credit agreement dated as of November 21, 2019 (the “Prior Credit Agreement”). For periods in 2023 covered under the Prior Credit Agreement, the applicable margin on LIBOR loans and letter of credit fees was 1.000% and commitment fees were 0.100%.

There were $38.1 million and $40.0 million of outstanding letters of credit at March 31, 2024 and December 31, 2023, respectively.

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

Note 5. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $80.0 million at each of March 31, 2024 and December 31, 2023, respectively. The estimated fair value of our total long-term debt, including current maturities, was $74.5 million and $75.4 million at March 31, 2024 and December 31, 2023, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

In analyzing the components of our revenue, we monitor changes and trends in our LTL volumes and LTL revenue per hundredweight. While LTL revenue per hundredweight is a yield measurement, it is also a commonly-used indicator for general pricing trends in the LTL industry. This yield metric is not a true measure of price, however, as it can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. As a result, changes in revenue per hundredweight do not necessarily indicate actual changes in underlying base rates. LTL revenue per hundredweight and the key factors that can impact this metric are described in more detail below:

•
LTL Revenue Per Hundredweight - Our LTL transportation services are generally priced based on weight, commodity, and distance. This measurement reflects the application of our pricing policies to the services we provide, which are influenced by competitive market conditions and our growth objectives. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at higher revenue per hundredweight than dense, heavy freight. Fuel surcharges, accessorial charges, revenue adjustments and revenue for undelivered freight are included in this measurement, and we regularly monitor the components that impact our pricing. The fuel surcharge is generally designed to offset fluctuations in the cost of our petroleum-based products and is indexed to diesel fuel prices published by the U.S. Department of Energy, which reset each week. Revenue for undelivered freight is deferred for financial statement purposes in accordance with our revenue recognition policy; however, we believe including it in our revenue per hundredweight metrics results in a more accurate representation of the underlying changes in our yields by matching total billed revenue with the corresponding weight of those shipments.
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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle. We focus on the profitability of each customer account and generally seek to obtain an appropriate yield to offset our cost inflation and support our ongoing investments in capacity and technology. We believe the continued execution of this yield-management philosophy, continued increases in density, and ongoing improvements in operating efficiencies are the key components of our ability to produce further improvement in our operating ratio and long-term profitable growth.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2024	2023
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	45.8	45.2
Operating supplies and expenses	11.8	13.3
General supplies and expenses	3.1	2.7
Operating taxes and licenses	2.5	2.6
Insurance and claims	1.2	1.1
Communications and utilities	0.7	0.8
Depreciation and amortization	5.8	5.3
Purchased transportation	2.1	2.1
Miscellaneous expenses, net	0.5	0.3
Total operating expenses	73.5	73.4

Operating income	26.5	26.6

Interest income, net	(0.5)	(0.2)
Other expense, net	0.1	0.2

Income before income taxes	26.9	26.6

Provision for income taxes	6.9	6.8

Net income	20.0%	19.8%

Key financial and operating metrics for the three-month periods ended March 31, 2024 and 2023 are presented below:

	Three Months Ended
	March 31,
	2024	2023	% Change
Work days	64	64	—%
Revenue (in thousands)	$1,460,073	$1,442,136	1.2%
Operating ratio	73.5%	73.4%
Net income (in thousands)	$292,304	$285,038	2.5%
Diluted earnings per share	$1.34	$1.29	3.9%
LTL tons (in thousands)	2,264	2,339	(3.2)%
LTL tonnage per day	35,380	36,540	(3.2)%
LTL shipments (in thousands)	3,004	3,018	(0.5)%
LTL shipments per day	46,931	47,155	(0.5)%
LTL weight per shipment (lbs.)	1,508	1,550	(2.7)%
LTL revenue per hundredweight	$31.98	$30.71	4.1%
LTL revenue per shipment	$482.24	$475.88	1.3%
Average length of haul (miles)	919	925	(0.6)%

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect the two-for-one stock split effected in March 2024.

Our financial results for the first quarter of 2024 include growth in revenue, net income and earnings per diluted share despite continued softness in the domestic economy. We improved our financial results for the quarter by continuing to execute our long-term strategic plan, which is centered on our ability to provide customers with superior service at a fair price. We also maintained our focus on operating efficiently and controlling our discretionary spending. Our operating ratio increased by 10 basis point to 73.5% for the first quarter, however, due primarily to an increase in our overhead expenses as a percent of revenue. We were still able to increase our net income and diluted earnings per share by 2.5% and 3.9%, respectively, for the first quarter of 2024 as compared to the same period last year.

Revenue

Our revenue in the first quarter of 2024 increased $17.9 million, or 1.2%, when compared to the first quarter of 2023 as the 4.1% increase in our LTL revenue per hundredweight sufficiently offset the 3.2% decrease in our LTL tons per day. Excluding fuel surcharges, LTL revenue per hundredweight increased 6.7% in the first quarter of 2024 as compared to the first quarter of 2023. We believe this yield improvement reflects our continued focus on revenue quality and our consistent, long-term approach to pricing, which is designed to offset our cost inflation and support our continued investments in capacity and technology. The decline in our LTL tons per day was primarily due to the decrease in our LTL weight per shipment, which generally reflects the softness in the domestic economic environment.

April 2024 Update

Revenue per day increased 6.3% in April 2024 compared to the same month last year. LTL tons per day increased 2.3%, due to a 3.3% increase in LTL shipments per day, partially offset by a 1.0% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 4.2% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 4.7% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits increased $16.3 million, or 2.5%, in the first quarter of 2024 as compared to the first quarter of 2023, due primarily to a $16.9 million, or 3.5%, increase in salaries and wages resulting from the annual wage increase provided to employees in September 2023. Our average number of active full-time employees remained consistent between the comparable periods.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 24.1% in the first quarter of 2024 as compared to 23.8% in the first quarter of 2023. This slight increase reflects our commitment to delivering superior service while also operating efficiently despite the decrease in volumes during the quarter. Our P&D shipments per hour increased during the first quarter of 2024 as compared to the first quarter of 2023. We had decreases, however, in our platform productivity metrics and our linehaul laden load factor. These metrics were negatively impacted by the ongoing expansion of our service center network as well as the decrease in our LTL weight per shipment. We were still able to reduce our total intercity miles, which allowed us to manage our linehaul costs as a percent of revenue while also reducing the number of gallons of diesel fuel consumed during the quarter. Our other salaries and wages as a percent of revenue increased to 9.7% in the first quarter of 2024 as compared to 9.2% in the first quarter of 2023.

The costs attributable to employee benefits remained relatively consistent in the first quarter of 2024 as compared to the same prior year period. Our employee benefit costs decreased as a percent of salaries and wages to 35.6% in the first quarter of 2024 from 37.0% in the first quarter of 2023.

Operating supplies and expenses decreased $19.9 million, or 10.4%, in the first quarter of 2024 as compared to the first quarter of 2023. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 12.1% in the first quarter of 2024 as compared to the first quarter of 2023. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 4.4% in the first quarter of 2024 as compared to the first quarter of 2023 due primarily to a decrease in miles driven as well as an improvement in our miles per gallon. Our other operating supplies and expenses also decreased as a percent of revenue between the periods compared, due primarily to lower maintenance and repair costs, as we improve the average age of our fleet by consistently executing our capital expenditure programs.

Depreciation and amortization costs increased $8.6 million, or 11.3%, in the first quarter of 2024 as compared to the first quarter of 2023, due primarily to the increases in depreciation and amortization costs of the assets acquired as part of our 2023 and 2024 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2024 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate for the first quarter of 2024 was 25.6% as compared to 25.8% for the first quarter of 2023. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other discrete or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash and cash equivalents at beginning of period	$433,799	$186,312
Cash flows provided by (used in):
Operating activities	423,893	415,367
Investing activities	(117,952)	(199,875)
Financing activities	(158,766)	(194,180)
Increase in cash and cash equivalents	147,175	21,312
Cash and cash equivalents at end of period	$580,974	$207,624

The change in our cash flows provided by operating activities during the first quarter of 2024 as compared to the first quarter of 2023 was due primarily to increases in net income and depreciation, as well as fluctuations in certain working capital accounts.

The decline in our cash flows used in investing activities during the first quarter of 2024 as compared to the first quarter of 2023 was due primarily to fluctuations in the timing of our expenditures under our capital expenditure programs. Capital expenditures for tractors and trailers were higher in the first quarter of 2023, due to delivery delays under our 2022 capital expenditure program. The majority of our equipment is generally delivered during the second and third quarters, and our deliveries under our 2024 capital expenditure program are in line with our historical trend. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The decrease in our cash flows used in financing activities during the first quarter of 2024 as compared to the first quarter of 2023 was due primarily to lower repurchases of our common stock, the impact of which was partially offset by higher cash utilized for dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the three-month period ended March 31, 2024 and the years ended December 31, 2023 and 2022:

	March 31,	December 31,
(In thousands)	2024	2023	2022
Land and structures	$91,965	$291,070	$299,529
Tractors	8,681	203,417	148,719
Trailers	1,473	181,534	216,697
Technology	7,224	44,358	33,783
Other equipment and assets	10,169	36,930	68,920
Proceeds from sales	(1,559)	(48,637)	(22,096)
Total	$117,953	$708,672	$745,552

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

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after completion of our prior repurchase program in January 2022. At March 31, 2024, our 2021 Repurchase Program had $140.2 million remaining authorized.

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

Dividends to Shareholders

On February 16, 2024, we announced that our Board of Directors approved a two-for-one split of our common stock for shareholders of record as of the close of business on the record date of March 13, 2024. On March 27, 2024, those shareholders received one additional share of common stock for every share owned.

All references in this report to dividend amounts have been restated retroactively to reflect this stock split.

Our Board of Directors also declared a cash dividend of $0.26 per share for the first quarter of 2024, and declared a cash dividend of $0.20 per share for each quarter of 2023.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2024	2023
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(38,106)	(39,966)
Available borrowing capacity	$211,894	$210,034

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note

Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2024.

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

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023 that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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

•
reductions in the available supply or increases in the cost of equipment and parts;
•
various economic factors such as inflationary pressures or downturns in the domestic economy, and our inability to sufficiently increase our customer rates to offset the increase in our costs;
•
higher costs for or limited availability of suitable real estate;
•
the availability and cost of third-party transportation used to supplement our workforce and equipment needs;
•
fluctuations in the availability and price of diesel fuel and our ability to collect fuel surcharges, as well as the effectiveness of those fuel surcharges in mitigating the impact of fluctuating prices for diesel fuel and other petroleum-based products;
•
seasonal trends in the less-than-truckload (“LTL”) industry, harsh weather conditions and disasters;
•
the availability and cost of capital for our significant ongoing cash requirements;
•
decreases in demand for, and the value of, used equipment;
•
our ability to successfully consummate and integrate acquisitions;
•
various risks arising from our international business relationships;
•
the costs and potential adverse impact of compliance with anti-terrorism measures on our business;
•
the competitive environment with respect to our industry, including pricing pressures;
•
our customers’ and suppliers’ businesses may be impacted by various economic factors such as recessions, inflation, downturns in the economy, global uncertainty and instability, changes in international trade policies, changes in U.S. social, political, and regulatory conditions or a disruption of financial markets;
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
•
emissions-control and fuel efficiency regulations that could substantially increase operating expenses;
•
expectations relating to environmental, social and governance considerations and related reporting obligations;
•
the increase in costs associated with healthcare and other mandated benefits;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose for the three months ended March 31, 2024.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2024:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1-31, 2024	252,044	$195.22	240,948	$178,481,387
February 1-28, 2024	146,730	$209.08	117,516	$154,096,030
March 1-31, 2024	66,618	$220.29	63,292	$140,156,843
Total	465,392	$203.18	421,756
(1)
Total number of shares purchased during the quarter includes 43,636 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
(2)
Average price paid per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program, which does not have an expiration date, began after the completion of our prior repurchase program in January 2022. At March 31, 2024, our 2021 Repurchase Program had $140.2 million remaining authorized.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 7, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Condensed Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and 2023, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 7, 2024	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	May 7, 2024	/s/ KIMBERLY S. MAREADY
Kimberly S. Maready
Vice President - Accounting and Finance (Principal Accounting Officer)