Form 10-Q
period 2024-06-30
OLD DOMINION FREIGHT LINE, INC.
filed 2024-08-05
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024 there were 214,296,552 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2024	December 31,
(In thousands, except share and per share data)	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$74,304	$433,799
Short-term investments	30,271	—
Customer receivables, less allowances of $9,989 and $10,405, respectively	578,101	578,885
Income taxes receivable	6,823	18,554
Other receivables	19,414	17,884
Prepaid expenses and other current assets	98,200	94,211
Total current assets	807,113	1,143,333

Property and equipment:
Revenue equipment	2,670,203	2,590,770
Land and structures	3,192,073	3,021,447
Other fixed assets	655,854	623,164
Leasehold improvements	14,645	14,436
Total property and equipment	6,532,775	6,249,817
Accumulated depreciation	(2,254,955)	(2,154,412)
Net property and equipment	4,277,820	4,095,405

Other assets	258,163	273,655
Total assets	$5,343,096	$5,512,393

Note: The Condensed Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2024	December 31,
(In thousands, except share and per share data)	(Unaudited)	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,606	$112,774
Compensation and benefits	259,895	278,953
Claims and insurance accruals	61,271	63,346
Other accrued liabilities	73,015	69,585
Income taxes payable	25,967	—
Current maturities of long-term debt	20,000	20,000
Total current liabilities	552,754	544,658

Long-term liabilities:
Long-term debt	39,983	59,977
Other non-current liabilities	275,328	286,815
Deferred income taxes	363,132	363,132
Total long-term liabilities	678,443	709,924
Total liabilities	1,231,197	1,254,582

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 214,758,093 and 217,930,932 shares outstanding at June 30, 2024 and December 31, 2023, respectively	21,476	21,793
Capital in excess of par value	186,584	231,449
Retained earnings	3,903,839	4,004,569
Total shareholders’ equity	4,111,899	4,257,811
Total liabilities and shareholders’ equity	$5,343,096	$5,512,393

Note: The Condensed Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue from operations	$1,498,697	$1,413,189	$2,958,770	$2,855,325

Operating expenses:
Salaries, wages and benefits	683,784	642,841	1,352,174	1,294,916
Operating supplies and expenses	161,020	165,373	333,492	357,757
General supplies and expenses	44,371	38,606	89,947	78,151
Operating taxes and licenses	36,282	36,890	72,120	73,591
Insurance and claims	17,141	15,381	35,335	31,409
Communications and utilities	10,158	11,515	21,153	22,532
Depreciation and amortization	84,563	79,784	169,094	155,731
Purchased transportation	32,010	28,596	62,720	59,211
Miscellaneous expenses, net	7,677	2,609	14,618	7,384
Total operating expenses	1,077,006	1,021,595	2,150,653	2,080,682

Operating income	421,691	391,594	808,117	774,643

Non-operating (income) expense:
Interest expense	131	89	168	289
Interest income	(5,961)	(2,368)	(13,333)	(5,179)
Other expense, net	1,075	1,947	1,954	3,458
Total non-operating income	(4,755)	(332)	(11,211)	(1,432)

Income before income taxes	426,446	391,926	819,328	776,075

Provision for income taxes	104,401	99,564	204,979	198,675

Net income	$322,045	$292,362	$614,349	$577,400

Earnings per share:
Basic	$1.49	$1.33	$2.83	$2.63
Diluted	$1.48	$1.33	$2.82	$2.61

Weighted average shares outstanding:
Basic	216,369	219,042	216,981	219,475
Diluted	217,541	220,398	218,174	220,877

Dividends declared per share	$0.26	$0.20	$0.52	$0.40

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2024 and 2023
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of March 31, 2024	217,599	$21,760	$225,497	$4,154,380	$4,401,637
Net income	—	—	—	322,045	322,045
Share repurchases	(2,868)	(287)	—	(516,612)	(516,899)
Forward contract for accelerated share repurchases	—	—	(40,000)	—	(40,000)
Cash dividends declared ($0.26 per share)	—	—	—	(55,974)	(55,974)
Share-based compensation and share issuances, net of forfeitures	37	4	2,952	—	2,956
Taxes paid in exchange for shares withheld	(10)	(1)	(1,865)	—	(1,866)
Balance as of June 30, 2024	214,758	$21,476	$186,584	$3,903,839	$4,111,899

Balance as of March 31, 2023	219,662	$21,966	$228,517	$3,496,016	$3,746,499
Net income	—	—	—	292,362	292,362
Share repurchases	(1,003)	(100)	—	(161,962)	(162,062)
Cash dividends declared ($0.20 per share)	—	—	—	(43,780)	(43,780)
Share-based compensation and share issuances, net of forfeitures	34	3	1,868	—	1,871
Taxes paid in exchange for shares withheld	(18)	(2)	(2,853)	—	(2,855)
Balance as of June 30, 2023	218,675	$21,867	$227,532	$3,582,636	$3,832,035

	Six Months Ended June 30, 2024 and 2023
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2023	217,931	$21,793	$231,449	$4,004,569	$4,257,811
Net income	—	—	—	614,349	614,349
Share repurchases	(3,290)	(329)	—	(602,522)	(602,851)
Forward contract for accelerated share repurchases	—	—	(40,000)	—	(40,000)
Cash dividends declared ($0.52 per share)	—	—	—	(112,557)	(112,557)
Share-based compensation and share issuances, net of forfeitures	170	17	6,273	—	6,290
Taxes paid in exchange for shares withheld	(53)	(5)	(11,138)	—	(11,143)
Balance as of June 30, 2024	214,758	$21,476	$186,584	$3,903,839	$4,111,899

Balance as of December 31, 2022	220,446	$22,045	$233,086	$3,397,786	$3,652,917
Net income	—	—	—	577,400	577,400
Share repurchases	(1,864)	(186)	—	(304,776)	(304,962)
Cash dividends declared ($0.40 per share)	—	—	—	(87,774)	(87,774)
Share-based compensation and share issuances, net of forfeitures	158	15	5,652	—	5,667
Taxes paid in exchange for shares withheld	(65)	(7)	(11,206)	—	(11,213)
Balance as of June 30, 2023	218,675	$21,867	$227,532	$3,582,636	$3,832,035

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$614,349	$577,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,100	155,738
Loss (Gain) on disposal of property and equipment	1,300	(6,431)
Other, net	15,005	14,871
Changes in operating assets and liabilities, net	11,994	(38,371)
Net cash provided by operating activities	811,748	703,207

Cash flows from investing activities:
Purchase of property and equipment	(357,638)	(479,396)
Proceeds from sale of property and equipment	4,829	17,610
Purchase of short-term investments	(30,000)	—
Proceeds from maturities of short-term investments	—	48,852
Net cash used in investing activities	(382,809)	(412,934)

Cash flows from financing activities:
Payments for share repurchases	(597,113)	(302,195)
Forward contract for accelerated share repurchases	(40,000)	—
Principal payments under debt agreements	(20,000)	(20,000)
Dividends paid	(112,584)	(87,827)
Other financing activities, net	(18,737)	(11,422)
Net cash used in financing activities	(788,434)	(421,444)

Decrease in cash and cash equivalents	(359,495)	(131,171)
Cash and cash equivalents at beginning of period	433,799	186,312
Cash and cash equivalents at end of period	$74,304	$55,141

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
LTL services	$1,484,967	$1,397,815	$2,931,700	$2,822,187
Other services	13,730	15,374	27,070	33,138
Total revenue from operations	$1,498,697	$1,413,189	$2,958,770	$2,855,325

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2024.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2023, unless otherwise disclosed in this Form 10-Q.

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

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program began after completion of our prior repurchase program in January 2022 and was completed in May 2024.

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program, which does not have an expiration date, began after the completion of the 2021 Repurchase Program in May 2024.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On May 28, 2024, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with a third-party financial institution. The ASR Agreement is accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received is recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract is accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Condensed Balance Sheets. The ASR Agreement is settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount.

Under the ASR Agreement, we paid the third-party financial institution $200.0 million and received an initial delivery of 923,201 shares of our common stock for $160.0 million, representing approximately 80% of the total value of shares to be received by us under the ASR Agreement. The remaining shares are expected to settle no later than November 2024.

At June 30, 2024, our 2023 Repurchase Program had $2.63 billion remaining available. The amount available and uncommitted is $2.59 billion, which reflects the $40.0 million forward stock purchase contract under the ASR Agreement.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Weighted average shares outstanding - basic	216,369	219,042	216,981	219,475
Dilutive effect of share-based awards	1,172	1,356	1,193	1,402
Weighted average shares outstanding - diluted	217,541	220,398	218,174	220,877

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Notes	$59,983	$79,977
Credit agreement	—	—
Total long-term debt	59,983	79,977
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$39,983	$59,977

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The second principal payment of $20.0 million was paid on May 4, 2024. The remaining $60.0 million will be paid in three equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

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

There were $38.1 million and $40.0 million of outstanding letters of credit at June 30, 2024 and December 31, 2023, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

A summary of the fair value of our short-term investments as of June 30, 2024 is shown in the table below. We held no short-term investments as of December 31, 2023.

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2024
Certificates of deposit	$30,271	-	$30,271	-

Our certificates of deposit are measured at carrying value including accrued interest, which approximates fair value due to their short-term nature.

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $60.0 million and $80.0 million at June 30, 2024 and December 31, 2023, respectively. The estimated fair value of our total long-term debt, including current maturities, was $56.0 million and $75.4 million at June 30, 2024 and December 31, 2023, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	45.6	45.5	45.7	45.4
Operating supplies and expenses	10.7	11.7	11.3	12.5
General supplies and expenses	3.0	2.8	3.0	2.7
Operating taxes and licenses	2.4	2.6	2.5	2.6
Insurance and claims	1.2	1.1	1.2	1.1
Communications and utilities	0.7	0.8	0.7	0.8
Depreciation and amortization	5.6	5.6	5.6	5.4
Purchased transportation	2.2	2.0	2.1	2.1
Miscellaneous expenses, net	0.5	0.2	0.6	0.3
Total operating expenses	71.9	72.3	72.7	72.9

Operating income	28.1	27.7	27.3	27.1

Interest (income) expense, net	(0.5)	(0.1)	(0.5)	(0.2)
Other expense, net	0.1	0.1	0.1	0.1

Income before income taxes	28.5	27.7	27.7	27.2

Provision for income taxes	7.0	7.0	6.9	7.0

Net income	21.5%	20.7%	20.8%	20.2%

Key financial and operating metrics for the three- and six-month periods ended June 30, 2024 and 2023 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	% Change	2024	2023	% Change
Work days	64	64	—%	128	128	—%
Revenue (in thousands)	$1,498,697	$1,413,189	6.1%	$2,958,770	$2,855,325	3.6%
Operating ratio	71.9%	72.3%		72.7%	72.9%
Net income (in thousands)	$322,045	$292,362	10.2%	$614,349	$577,400	6.4%
Diluted earnings per share	$1.48	$1.33	11.3%	$2.82	$2.61	8.0%
LTL tons (in thousands)	2,340	2,296	1.9%	4,604	4,635	(0.7)%
LTL tonnage per day	36,560	35,878	1.9%	35,970	36,209	(0.7)%
LTL shipments (in thousands)	3,100	3,008	3.1%	6,104	6,026	1.3%
LTL shipments per day	48,444	46,998	3.1%	47,687	47,077	1.3%
LTL weight per shipment (lbs.)	1,509	1,527	(1.2)%	1,509	1,538	(1.9)%
LTL revenue per hundredweight	$31.77	$30.44	4.4%	$31.87	$30.58	4.2%
LTL revenue per shipment	$479.48	$464.79	3.2%	$480.84	$470.34	2.2%
Average length of haul (miles)	918	925	(0.8)%	919	925	(0.6)%

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect the two-for-one stock split effected in March 2024.

Our financial results for the second quarter and first six months of 2024 include growth in revenue, net income and earnings per diluted share, despite continued softness in the domestic economy. We improved our financial results for the second quarter and first six months of 2024 by continuing to execute our long-term strategic plan, which is centered on our ability to provide customers with superior service at a fair price. This has created an unmatched value proposition in our industry and allowed us to both win market share and improve our revenue quality. Our operating ratio improved in both the second quarter and first six months of 2024, primarily due to the quality of our revenue growth and continued focus on operating efficiencies. Our net income and earnings per diluted share increased by 10.2% and 11.3%, respectively, for the second quarter of 2024 and 6.4% and 8.0%, respectively, for the first six months of 2024 as compared to the same periods of 2023.

Revenue

Revenue increased $85.5 million, or 6.1%, and $103.4 million, or 3.6%, in the second quarter and first six months of 2024, respectively, as compared to the same periods of 2023. LTL tonnage per day increased 1.9% in the second quarter of 2024 due primarily to increases in LTL shipments per day that were partially offset by a decrease in LTL weight per shipment. LTL tonnage per day decreased 0.7% for the first half of 2024 due primarily to a decrease in LTL weight per shipment, partially offset by an increase in LTL shipments per day.

Our LTL revenue per hundredweight increased 4.4% and 4.2% in the second quarter and first six months of 2024, respectively, as compared to the same periods of 2023. Excluding fuel surcharges, LTL revenue per hundredweight increased 4.9% and 5.8% in the second quarter and first six months of 2024, respectively, as compared to the same periods in 2023 due primarily to the success of our long-term yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investment back into our business to expand capacity and enhance our technology.

July 2024 Update

Revenue per day increased 4.6% in July 2024 as compared to the same month last year due primarily to a 5.7% increase in LTL revenue per hundredweight that was partially offset by a 0.9% decrease in LTL tons per day. The decrease in LTL tons per day resulted from a 2.2% decrease in LTL weight per shipment that was partially offset by a 1.3% increase in LTL shipments per day. LTL revenue per hundredweight, excluding fuel surcharges, increased 5.9% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $40.9 million, or 6.4%, in the second quarter of 2024 as compared to the second quarter of 2023, due to a $31.2 million increase in salaries and wages and a $9.7 million increase in employee benefit costs. Salaries, wages and benefits increased $57.3 million, or 4.4%, for the first six months of 2024 as compared to the same period of 2023, due to a $48.1 million increase in salaries and wages and a $9.2 million increase in employee benefit costs.

Our salaries and wages expenses were higher for both the second quarter and first six months of 2024 as compared to the same periods of 2023 resulting from the annual wage increase provided to employees in September 2023 and higher performance-based bonus compensation. In addition, our average number of active full-time employees increased 1.2% and 0.4% for the second quarter and first six months of 2024, respectively, as we balanced our workforce with current shipping trends.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, decreased as a percent of revenue to 23.7% in the second quarter of 2024 and increased as a percent of revenue to 23.9% in the first six months of 2024 as compared to 23.8% for the same periods of 2023. While our P&D productivity metrics improved, we had decreases in our platform shipments per hour and our linehaul laden load factor. Our other salaries and wages as a percent of revenue also increased to 9.5% in the second quarter of 2024 and increased to 9.6% in the first six months of 2024 as compared to 9.3% for the same periods of 2023.

The costs attributable to employee benefits were higher for both the second quarter and first six months of 2024 as compared to the same periods of 2023 due primarily to the annual wage increase and the slight increase in our average number of active full-time employees. These increases were partially offset by lower costs for employee group health benefits. The decrease in group health benefit costs were due to decreases in both costs per claim and claim volumes in the second quarter and first six months of 2024 as compared to the same periods of 2023. Employee benefit costs as a percent of salaries and wages decreased to 37.2% and 36.4% for the second quarter and first six months of 2024, respectively, from 37.6% and 37.3% for the comparable periods of 2023.

Operating supplies and expenses decreased $4.4 million and $24.3 million in the second quarter and first six months of 2024, respectively, as compared to the same periods of 2023, due to decreases in our costs for diesel fuel used in our vehicles and lower maintenance and repair costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 3.4% and 8.3% in the second quarter and first six months of 2024, respectively, as compared to the same periods last year. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed increased 0.6% in the second quarter of 2024, as compared to the same period in 2023, due to an increase in miles driven that was partially offset by an improvement in our miles per gallon. Our gallons consumed decreased 2.0% in the first six months of 2024, as compared to the same period in 2023, due to a decrease in miles driven as well as an improvement in our miles per gallon. Our other operating supplies and expenses as a percent of revenue decreased in the second quarter and first six months of 2024 as compared to the same periods of 2023 due to lower maintenance and repair costs, as we improved the average age of our fleet by consistently executing our capital expenditure programs.

Depreciation and amortization costs increased $4.8 million and $13.4 million in the second quarter and first six months of 2024, respectively, as compared to the same periods of 2023. The increases in depreciation and amortization were due primarily to the assets acquired as part of our 2023 and 2024 capital expenditure programs. We believe depreciation costs will increase in future periods based on our 2024 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate for both the second quarter and first six months of 2024 was 24.5% and 25.0%, respectively, as compared to 25.4% and 25.6% for both the second quarter and first six months of 2023. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash and cash equivalents at beginning of period	$433,799	$186,312
Cash flows provided by (used in):
Operating activities	811,748	703,207
Investing activities	(382,809)	(412,934)
Financing activities	(788,434)	(421,444)
Decrease in cash and cash equivalents	(359,495)	(131,171)
Cash and cash equivalents at end of period	$74,304	$55,141

The change in our cash flows provided by operating activities during the first half of 2024 as compared to the first half of 2023 was due primarily to increases in net income and depreciation, as well as fluctuations in certain working capital accounts.

The change in our cash flows used in investing activities during the first half of 2024 as compared to the first half of 2023 was impacted by the timing of expenditures under our 2023 and 2024 capital expenditure programs and the timing of purchases and maturities of short-term investments. Changes in our capital expenditures are more fully described below in “Capital Expenditures."

The change in our cash flows used in financing activities during the first half of 2024 as compared to the first half of 2023 was due primarily to higher repurchases of our common stock, as well as an increase in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the six-month period ended June 30, 2024 and the years ended December 31, 2023 and 2022:

	June 30,	December 31,
(In thousands)	2024	2023	2022
Land and structures	$175,424	$291,070	$299,529
Tractors	104,838	203,417	148,719
Trailers	39,173	181,534	216,697
Technology	12,988	44,358	33,783
Other equipment and assets	25,215	36,930	68,920
Proceeds from sales	(4,829)	(48,637)	(22,096)
Total	$352,809	$708,672	$745,552

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

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program began after completion of our prior repurchase program in January 2022 and was completed in May 2024.

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program, which does not have an expiration date, began after the completion of the 2021 Repurchase Program in May 2024. At June 30, 2024, our 2023 Repurchase Program had $2.63 billion remaining available. The amount available and uncommitted is $2.59 billion, which reflects the $40.0 million forward stock purchase contract under the ASR Agreement.

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

Our Board of Directors also declared a cash dividend of $0.26 per share for each of the first three quarters of 2024 and declared a cash dividend of $0.20 per share for each quarter of 2023.

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The second principal payment of $20.0 million was paid on May 4, 2024. The remaining $60.0 million will be paid in three equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement or other senior promissory notes issued pursuant to the Note Agreement.

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

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended June 30, 2024.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2024:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1-30, 2024	231,386	$211.05	228,147	$92,032,141
May 1-31, 2024 (2)	2,012,259	$176.45	2,009,020	$2,737,562,355
June 1-30, 2024	633,572	$173.31	630,333	$2,628,324,335
Total	2,877,217	$178.54	2,867,500
(1)
Total number of shares purchased during the quarter includes 9,717 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
(2)
The total number of shares purchased includes the initial delivery of 923,201 shares of our common stock under an accelerated share repurchase agreement entered into with a third-party financial institution on May 28, 2024, representing approximately 80% of the total value of shares to be received by us under the terms of the agreement. The remaining shares are expected to settle during the fourth quarter of 2024, but may settle earlier in certain circumstances. The total number of shares repurchased and the related cost per share will be based on the daily volume-weighted average share price of our common stock during the term of the agreement, less a negotiated discount.
(3)
Average price paid per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program began after completion of our prior repurchase program in January 2022 and was completed in May 2024.

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program, which does not have an expiration date, began after the completion of the 2021 Repurchase Program in May 2024. At June 30, 2024, our 2023 Repurchase Program had $2.63 billion remaining available. The amount available and uncommitted is $2.59 billion, which reflects the $40.0 million forward stock purchase contract under the ASR Agreement.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

3.1(4)	Articles of Amendment of Old Dominion Freight Line, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 5, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 5, 2024	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	August 5, 2024	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)