Form 10-Q
period 2024-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2024-11-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 1, 2024 there were 213,497,536 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2024	December 31,
(In thousands, except share and per share data)	(Unaudited)	2023
ASSETS
Current assets:
Cash and cash equivalents	$74,163	$433,799
Customer receivables, less allowances of $9,563 and $10,405, respectively	545,746	578,885
Income taxes receivable	10,800	18,554
Other receivables	20,135	17,884
Prepaid expenses and other current assets	84,215	94,211
Total current assets	735,059	1,143,333

Property and equipment:
Revenue equipment	2,722,884	2,590,770
Land and structures	3,279,707	3,021,447
Other fixed assets	679,196	623,164
Leasehold improvements	14,914	14,436
Total property and equipment	6,696,701	6,249,817
Accumulated depreciation	(2,270,948)	(2,154,412)
Net property and equipment	4,425,753	4,095,405

Other assets	265,019	273,655
Total assets	$5,425,831	$5,512,393

Note: The Condensed Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2024	December 31,
(In thousands, except share and per share data)	(Unaudited)	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,279	$112,774
Compensation and benefits	283,817	278,953
Claims and insurance accruals	62,119	63,346
Other accrued liabilities	77,230	69,585
Income taxes payable	11,135	—
Current maturities of long-term debt	20,000	20,000
Total current liabilities	553,580	544,658

Long-term liabilities:
Long-term debt	39,985	59,977
Other non-current liabilities	281,708	286,815
Deferred income taxes	374,818	363,132
Total long-term liabilities	696,511	709,924
Total liabilities	1,250,091	1,254,582

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 213,794,691 and 217,930,932 shares outstanding at September 30, 2024 and December 31, 2023, respectively	21,379	21,793
Capital in excess of par value	186,985	231,449
Retained earnings	3,967,376	4,004,569
Total shareholders’ equity	4,175,740	4,257,811
Total liabilities and shareholders’ equity	$5,425,831	$5,512,393

Note: The Condensed Balance Sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Revenue from operations	$1,470,211	$1,515,277	$4,428,981	$4,370,602

Operating expenses:
Salaries, wages and benefits	681,238	663,810	2,033,412	1,958,726
Operating supplies and expenses	156,177	180,653	489,669	538,410
General supplies and expenses	46,040	41,745	135,987	119,896
Operating taxes and licenses	36,733	36,527	108,853	110,118
Insurance and claims	17,209	16,004	52,544	47,413
Communications and utilities	10,056	10,724	31,209	33,256
Depreciation and amortization	86,666	84,055	255,760	239,786
Purchased transportation	30,941	30,835	93,661	90,046
Miscellaneous expenses, net	3,290	5,905	17,908	13,289
Total operating expenses	1,068,350	1,070,258	3,219,003	3,150,940

Operating income	401,861	445,019	1,209,978	1,219,662

Non-operating (income) expense:
Interest expense	19	90	187	379
Interest income	(1,775)	(2,308)	(15,108)	(7,487)
Other expense, net	523	861	2,477	4,319
Total non-operating income	(1,233)	(1,357)	(12,444)	(2,789)

Income before income taxes	403,094	446,376	1,222,422	1,222,451

Provision for income taxes	94,514	107,089	299,493	305,764

Net income	$308,580	$339,287	$922,929	$916,687

Earnings per share:
Basic	$1.44	$1.55	$4.27	$4.18
Diluted	$1.43	$1.54	$4.25	$4.16

Weighted average shares outstanding:
Basic	214,089	218,387	216,010	219,108
Diluted	215,227	219,670	217,185	220,469

Dividends declared per share	$0.26	$0.20	$0.78	$0.60

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2024 and 2023
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of June 30, 2024	214,758	$21,476	$186,584	$3,903,839	$4,111,899
Net income	—	—	—	308,580	308,580
Share repurchases	(976)	(98)	—	(189,401)	(189,499)
Forward contract for accelerated share repurchases	—	—	—	—	—
Cash dividends declared ($0.26 per share)	—	—	—	(55,642)	(55,642)
Share-based compensation and share issuances, net of forfeitures	23	2	2,293	—	2,295
Taxes paid in exchange for shares withheld	(10)	(1)	(1,892)	—	(1,893)
Balance as of September 30, 2024	213,795	$21,379	$186,985	$3,967,376	$4,175,740

Balance as of June 30, 2023	218,675	$21,867	$227,532	$3,582,636	$3,832,035
Net income	—	—	—	339,287	339,287
Share repurchases	(329)	(33)	—	(66,461)	(66,494)
Cash dividends declared ($0.20 per share)	—	—	—	(43,689)	(43,689)
Share-based compensation and share issuances, net of forfeitures	16	2	2,736	—	2,738
Taxes paid in exchange for shares withheld	(4)	—	(754)	—	(754)
Balance as of September 30, 2023	218,358	$21,836	$229,514	$3,811,773	$4,063,123

	Nine Months Ended September 30, 2024 and 2023
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2023	217,931	$21,793	$231,449	$4,004,569	$4,257,811
Net income	—	—	—	922,929	922,929
Share repurchases	(4,266)	(427)	—	(791,923)	(792,350)
Forward contract for accelerated share repurchases	—	—	(40,000)	—	(40,000)
Cash dividends declared ($0.78 per share)	—	—	—	(168,199)	(168,199)
Share-based compensation and share issuances, net of forfeitures	193	19	8,566	—	8,585
Taxes paid in exchange for shares withheld	(63)	(6)	(13,030)	—	(13,036)
Balance as of September 30, 2024	213,795	$21,379	$186,985	$3,967,376	$4,175,740

Balance as of December 31, 2022	220,446	$22,045	$233,086	$3,397,786	$3,652,917
Net income	—	—	—	916,687	916,687
Share repurchases	(2,193)	(219)	—	(371,237)	(371,456)
Cash dividends declared ($0.60 per share)	—	—	—	(131,463)	(131,463)
Share-based compensation and share issuances, net of forfeitures	174	17	8,388	—	8,405
Taxes paid in exchange for shares withheld	(69)	(7)	(11,960)	—	(11,967)
Balance as of September 30, 2023	218,358	$21,836	$229,514	$3,811,773	$4,063,123

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$922,929	$916,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,768	239,797
Gain on disposal of property and equipment	(1,860)	(7,446)
Deferred income taxes	12,226	37,404
Other, net	21,530	22,401
Changes in operating assets and liabilities, net	47,631	(76,401)
Net cash provided by operating activities	1,258,224	1,132,442

Cash flows from investing activities:
Purchase of property and equipment	(600,399)	(651,363)
Proceeds from sale of property and equipment	16,150	22,226
Purchase of short-term investments	(30,000)	—
Proceeds from maturities of short-term investments	30,000	48,852
Net cash used in investing activities	(584,249)	(580,285)

Cash flows from financing activities:
Payments for share repurchases	(784,772)	(368,095)
Forward contract for accelerated share repurchases	(40,000)	—
Principal payments under debt agreements	(20,000)	(20,000)
Dividends paid	(168,206)	(131,492)
Other financing activities, net	(20,633)	(12,281)
Net cash used in financing activities	(1,033,611)	(531,868)

(Decrease) increase in cash and cash equivalents	(359,636)	20,289
Cash and cash equivalents at beginning of period	433,799	186,312
Cash and cash equivalents at end of period	$74,163	$206,601

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
LTL services	$1,457,108	$1,501,266	$4,388,808	$4,323,453
Other services	13,103	14,011	40,173	47,149
Total revenue from operations	$1,470,211	$1,515,277	$4,428,981	$4,370,602

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2024.

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

At September 30, 2024, our 2023 Repurchase Program had $2.44 billion remaining available. The amount available and uncommitted is $2.40 billion, which reflects the $40.0 million forward stock purchase contract under the ASR Agreement.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Weighted average shares outstanding - basic	214,089	218,387	216,010	219,108
Dilutive effect of share-based awards	1,138	1,283	1,175	1,361
Weighted average shares outstanding - diluted	215,227	219,670	217,185	220,469

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Notes	$59,985	$79,977
Credit agreement	—	—
Total long-term debt	59,985	79,977
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$39,985	$59,977

Note Agreement

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (as subsequently amended on March 22, 2023 and August 28, 2024, the “Note Agreement”). The Note Agreement, which is uncommitted and subject to Prudential’s sole discretion, provides for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). Borrowing availability under the Note Agreement is reduced by the outstanding amount of the existing Series B Notes, and all other senior promissory notes issued pursuant to the Note Agreement.

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The second principal payment of $20.0 million was paid on May 4, 2024. The remaining $60.0 million will be paid in three equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (as subsequently amended on August 28, 2024, the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

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

There were $37.7 million and $40.0 million of outstanding letters of credit at September 30, 2024 and December 31, 2023, respectively.

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

Note 5. Fair Value Measurements

Short-term Investments

We held no short-term investments as of September 30, 2024 or December 31, 2023.

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $60.0 million and $80.0 million at September 30, 2024 and December 31, 2023, respectively. The estimated fair value of our total long-term debt, including current maturities, was $57.3 million and $75.4 million at September 30, 2024 and December 31, 2023, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	46.3	43.8	45.9	44.8
Operating supplies and expenses	10.6	11.9	11.1	12.3
General supplies and expenses	3.1	2.8	3.1	2.7
Operating taxes and licenses	2.6	2.4	2.5	2.5
Insurance and claims	1.2	1.1	1.2	1.1
Communications and utilities	0.7	0.7	0.6	0.8
Depreciation and amortization	5.9	5.5	5.8	5.5
Purchased transportation	2.1	2.0	2.1	2.1
Miscellaneous expenses, net	0.2	0.4	0.4	0.3
Total operating expenses	72.7	70.6	72.7	72.1

Operating income	27.3	29.4	27.3	27.9

Interest (income) expense, net	(0.1)	(0.2)	(0.3)	(0.2)
Other expense, net	0.0	0.1	0.0	0.1

Income before income taxes	27.4	29.5	27.6	28.0

Provision for income taxes	6.4	7.1	6.8	7.0

Net income	21.0%	22.4%	20.8%	21.0%

Key financial and operating metrics for the three- and nine-month periods ended September 30, 2024 and 2023 are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	% Change	2024	2023	% Change
Work days	64	63	1.6%	192	191	0.5%
Revenue (in thousands)	$1,470,211	$1,515,277	(3.0)%	$4,428,981	$4,370,602	1.3%
Operating ratio	72.7%	70.6%		72.7%	72.1%
Net income (in thousands)	$308,580	$339,287	(9.1)%	$922,929	$916,687	0.7%
Diluted earnings per share	$1.43	$1.54	(7.1)%	$4.25	$4.16	2.2%
LTL tons (in thousands)	2,266	2,342	(3.2)%	6,870	6,977	(1.5)%
LTL tonnage per day	35,408	37,181	(4.8)%	35,783	36,529	(2.0)%
LTL shipments (in thousands)	3,070	3,129	(1.9)%	9,174	9,155	0.2%
LTL shipments per day	47,967	49,670	(3.4)%	47,781	47,932	(0.3)%
LTL weight per shipment (lbs.)	1,476	1,497	(1.4)%	1,498	1,524	(1.7)%
LTL revenue per hundredweight	$32.36	$31.87	1.5%	$32.03	$31.01	3.3%
LTL revenue per shipment	$477.70	$477.13	0.1%	$479.79	$472.66	1.5%
Average length of haul (miles)	923	927	(0.4)%	920	926	(0.6)%

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect the two-for-one stock split effected in March 2024.

Our financial results for the third quarter of 2024 include year-over-year decreases in revenue and profitability whereas the financial results for the first nine months of 2024 include year-over-year increases in revenue and profitability. While the domestic economy remained sluggish during the third quarter of 2024, our LTL shipments per day remained relatively consistent with the first half of 2024 and our yield continued to improve. The consistency in our volumes and yield performance during the quarter continued to be supported by our best-in-class service as we once again provided our customers with 99% on-time service and a cargo claims ratio of 0.1% during the quarter. We also maintained our focus on operating efficiently and controlling discretionary spending during the quarter, but the deleveraging effect from the decrease in revenue led to an increase in our operating ratio. As a result, our net income and earnings per diluted share decreased by 9.1% and 7.1%, respectively, for the third quarter of 2024 as compared to the same period of 2023 and increased 0.7% and 2.2%, respectively, for the first nine months of 2024 as compared to the same period of 2023.

Revenue

Revenue decreased $45.1 million, or 3.0%, in the third quarter of 2024 as compared to the same period of 2023 due to a decrease in volumes that was partially offset by an increase in LTL revenue per hundredweight. LTL tonnage per day decreased 4.8% in the third quarter of 2024 due primarily to a decrease in LTL shipments per day and a decrease in LTL weight per shipment. Revenue increased $58.4 million, or 1.3%, in the first nine months of 2024 as compared to the same period of 2023 due to an increase in LTL revenue per hundredweight that was partially offset by a decrease in volumes. LTL tonnage per day decreased 2.0% for the first nine months of 2024 due primarily to a decrease in LTL weight per shipment and a decrease in LTL shipments per day. Both the third quarter and first nine months of 2024 had one additional operating day compared to the same periods in 2023.

Our LTL revenue per hundredweight increased 1.5% and 3.3% in the third quarter and first nine months of 2024, respectively, as compared to the same periods of 2023. Excluding fuel surcharges, LTL revenue per hundredweight increased 4.6% and 5.3% in the third quarter and first nine months of 2024, respectively, as compared to the same periods in 2023 due primarily to the success of our long-term yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

October 2024 Update

Revenue per day decreased 10.9% in October 2024 as compared to the same month last year due primarily to a 9.1% decrease in LTL tons per day and a 2.0% decrease in LTL revenue per hundredweight. The decrease in LTL tons per day resulted from an 8.9% decrease in LTL shipments per day and a 0.2% decrease in LTL weight per shipment. LTL revenue per hundredweight, excluding fuel surcharges, increased 3.2% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $17.4 million, or 2.6%, in the third quarter of 2024 as compared to the third quarter of 2023, due to a $8.3 million increase in salaries and wages and a $9.1 million increase in employee benefit costs. Salaries, wages and benefits increased $74.7 million, or 3.8%, for the first nine months of 2024 as compared to the same period of 2023, due to a $56.4 million increase in salaries and wages and a $18.3 million increase in employee benefit costs.

Our salaries and wages expenses were higher for both the third quarter and first nine months of 2024 as compared to the same periods of 2023, which was attributable to the annual wage increase provided to employees in September 2024 and 2023. In addition, our average number of active full-time employees increased 0.8% and 0.5% for the third quarter and first nine months of 2024, respectively, as we balanced our workforce with anticipated shipment trends.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 24.0% in both the third quarter and first nine months of 2024 as compared to 23.1% and 23.5% for the same periods of 2023. We continued to operate efficiently during the third quarter, despite the decrease in network density that generally resulted from the decline in volumes. Our P&D and platform shipments per hour both improved in the third quarter of 2024 as compared to the third quarter of 2023, which helped offset the reduction in our linehaul laden load factor. Our other salaries and wages as a percent of revenue also increased to 9.4% and 9.5% in the third quarter and first nine months of 2024, respectively, as compared to 8.8% and 9.1% for the same periods of 2023.

The costs attributable to employee benefits were higher for both the third quarter and first nine months of 2024 as compared to the same periods of 2023, due primarily to the annual wage increase and the slight increase in our average number of active full-time employees. As a result, our employee benefit costs as a percent of salaries and wages increased to 38.6% for the third quarter of 2024 from 37.3% in the comparable period of 2023 and decreased to 37.1% for the first nine months of 2024 from 37.3% in the comparable period of 2023. Our costs attributable to employee benefits for the third quarter of 2024 were also negatively impacted by higher costs associated with our group health and dental plans, which contributed to the increase in these costs as a percent of salaries and wages.

Operating supplies and expenses decreased $24.5 million and $48.7 million in the third quarter and first nine months of 2024, respectively, as compared to the same periods of 2023, due to decreases in our costs for diesel fuel used in our vehicles and lower maintenance and repair costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 20.5% and 12.4% in the third quarter and first nine months of 2024, respectively, as compared to the same periods last year. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 4.2% and 2.7% in the third quarter and first nine months of 2024, respectively, as compared to the same periods last year, due primarily to a decrease in miles driven. Our other operating supplies and expenses as a percent of revenue was relatively consistent in the third quarter of 2024 compared to the same period in 2023, but decreased in the first nine months of 2024 as compared to the same period of 2023. This year-to-date decrease is due primarily to lower maintenance and repair costs, as we improved the average age of our fleet by consistently executing on our capital expenditure programs.

Depreciation and amortization costs increased $2.6 million and $16.0 million in the third quarter and first nine months of 2024, respectively, as compared to the same periods of 2023. The increases in depreciation and amortization were due primarily to the assets acquired as part of our 2023 and 2024 capital expenditure programs. We believe depreciation costs will increase in future periods based on our 2024 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate for the third quarter and first nine months of 2024 was 23.4% and 24.5%, respectively, as compared to 24.0% and 25.0% for the third quarter and first nine months of 2023. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash and cash equivalents at beginning of period	$433,799	$186,312
Cash flows provided by (used in):
Operating activities	1,258,224	1,132,442
Investing activities	(584,249)	(580,285)
Financing activities	(1,033,611)	(531,868)
(Decrease) increase in cash and cash equivalents	(359,636)	20,289
Cash and cash equivalents at end of period	$74,163	$206,601

The change in our cash flows provided by operating activities during the first nine months of 2024 as compared to the first nine months of 2023 was due primarily to increases in net income as well as fluctuations in working capital accounts.

The change in our cash flows used in investing activities during the first nine months of 2024 as compared to the first nine months of 2023 was impacted by the timing of expenditures under our 2023 and 2024 capital expenditure programs and the timing of purchases and maturities of short-term investments. Changes in our capital expenditures are more fully described below in “Capital Expenditures."

The change in our cash flows used in financing activities during the first nine months of 2024 as compared to the first nine months of 2023 was due primarily to higher repurchases of our common stock, as well as an increase in dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

We have four primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, dated March 22, 2023, as amended by the First Amendment dated August 28, 2024 (as amended, the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential, as amended by the First Amendment dated March 22, 2023 and the Second Amendment dated August 28, 2024 (as amended, the “Note Agreement”). The Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the nine-month period ended September 30, 2024 and the years ended December 31, 2023 and 2022:

	September 30,	December 31,
(In thousands)	2024	2023	2022
Land and structures	$284,503	$291,070	$299,529
Tractors	187,416	203,417	148,719
Trailers	72,676	181,534	216,697
Technology	18,735	44,358	33,783
Other equipment and assets	37,069	36,930	68,920
Proceeds from sales	(16,150)	(48,637)	(22,096)
Total	$584,249	$708,672	$745,552

Our capital expenditures vary based upon the change in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% to 15% of our revenue on capital expenditures each year, and we generally expect to continue to maintain this level of capital expenditures in order to support our long-term plan for market share growth. There could be years, however, where our annual capital expenditures plan is above or below this range as we balance the size of our service center network and operating fleet with anticipated growth.

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

At September 30, 2024, our 2023 Repurchase Program had $2.44 billion remaining available. The amount available and uncommitted is $2.40 billion, which reflects the $40.0 million forward stock purchase contract under the ASR Agreement.

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

Our Board of Directors declared a cash dividend of $0.26 per share for each quarter of 2024 and declared a cash dividend of $0.20 per share for each quarter of 2023.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	September 30,	December 31,
(In thousands)	2024	2023
Facility limit	$250,000	$250,000
Line of credit borrowings	—	—
Outstanding letters of credit	(37,702)	(39,966)
Available borrowing capacity	$212,298	$210,034

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2024.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2024:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1-31, 2024	447,319	$188.47	444,080	$2,544,591,963
August 1-31, 2024	268,120	$197.62	264,799	$2,492,303,504
September 1-30, 2024	270,591	$193.14	267,352	$2,440,664,996
Total	986,030	$192.24	976,231
(1)
Total number of shares purchased during the quarter includes 9,799 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
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

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program, which does not have an expiration date, began after the completion of the 2021 Repurchase Program in May 2024. At September 30, 2024, our 2023 Repurchase Program had $2.44 billion remaining available. The amount available and uncommitted is $2.40 billion, which reflects the $40.0 million forward stock purchase contract under the ASR Agreement.

Item 5. Other Information

During the three months ended September 30, 2024, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 (a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

4.19

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 28, 2024, among Old Dominion Freight Line, Inc., the Lenders defined therein, and Wells Fargo Bank, National Association, as administrative agent

4.20

Second Amendment to Note Purchase and Private Shelf Agreement, made and entered into as of August 28, 2024, by and among Old Dominion Freight Line, Inc., PGIM, Inc. and the other holders of Notes (as defined therein)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 6, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2024 and December 31, 2023, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 6, 2024	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	November 6, 2024	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)