Form 10-K
period 2024-12-31
OLD DOMINION FREIGHT LINE, INC.
filed 2025-02-25
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was $33,407,884,515, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 21, 2025, the registrant had 212,545,079 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We have increased our revenue and customer base over the past ten years primarily through organic market share growth. Our infrastructure allows us to provide service through each of our regions covering the continental United States. In addition to numerous service center renovations, expansions, and existing service center relocations, we opened 4, 25 and 39 new service centers over the past one, five and ten years, respectively, for a total of 261 service centers at December 31, 2024. We believe these actions produced increased capacity within our service center network and provide us with opportunities for future growth.

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

In 2023, the LTL industry had revenue of approximately $46.9 billion based on information reported in Transport Topics. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. The largest 5 and 10 LTL motor carriers accounted for approximately 57% and 82%, respectively, of the domestic LTL market in 2023 according to information reported in Transport Topics. We believe consolidation in our industry will continue due to increased customer demand for transportation providers that can offer both regional and national service as well as other complementary value-added services.

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

Throughout our organization, we continuously seek to improve customer service by, among other things, maximizing on-time performance and minimizing cargo claims. We believe our transit times are generally faster and more reliable than those of our principal national competitors, in part because of our efficient service center network, use of team drivers and proprietary technology. In addition, we provide greater geographic coverage than most of our regional competitors. Our diversified mix and scope of regional, inter-regional and national LTL service, combined with our value-added service offerings, enables us to provide our customers with a single source to meet their shipping and logistics needs. We believe the combination of these factors provides us with a distinct advantage over most of our competitors.

We utilize flexible scheduling and train our employees to perform multiple tasks, which we believe allows us to achieve greater productivity and higher levels of customer service than our competitors. We believe our focus on employee communication, continued education, development and motivation strengthens the relationships and trust among our employees.

Service Center Operations

At December 31, 2024, we operated 261 service center locations, of which we owned 239 and leased 22. Our service centers are responsible for the P&D of freight within their local service area. Each night, our service centers load outbound freight for transport to our other service centers for delivery. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to help ensure quality service and efficient operations. Our network includes major breakbulk facilities, as well as various other service centers that are used for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

Tractors, Trailers and Maintenance

At December 31, 2024, we owned 11,284 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2024, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	11,284	4.3
Linehaul trailers	31,451	7.3
P&D trailers	15,263	7.0

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2024 and 2023. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
In thousands	2024	2023
Tractors	$218,682	$203,417
Trailers	103,919	181,534
Total	$322,601	$384,951

At December 31, 2024, we operated 47 fleet maintenance centers at strategic service center locations throughout our network. These fleet maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities or authorized repair vendors generally at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also generally scheduled for preventive maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2024, our largest customer accounted for approximately 5.3% of our revenue and our largest 5, 10 and 20 customers accounted for 14.7%, 21.5% and 31.1% of our revenue, respectively. For the last three fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities, including our use of cloud-based technology. We also provide access to our systems through multiple secure gateways that offer our customers and employees maximum flexibility and access to information. We employ vehicle safety systems, forward-facing cameras, on-board computer systems, smart phones, freight handling systems and logistics technology to reduce costs and transit times, as well as to meet regulatory requirements. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backups. We continue to focus on the development and enhancement of emerging technologies used in our operations in order to improve the efficiency and effectiveness of our services.

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

Human Capital

Employee Profile

As of December 31, 2024, we employed 21,895 active full-time employees, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	10,941
Platform	3,773
Fleet technicians	684
Sales, administrative and other	6,497
Total	21,895

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

Employee Development and Safety

As of December 31, 2024, we employed 5,645 linehaul drivers and 5,296 P&D drivers on a full-time basis. We select our drivers based upon certain qualifications and a comprehensive background check, including driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing, per the requirements of the Department of Transportation.

Since 1988, we have provided a no-cost opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,716 active drivers who have successfully completed this training, which was approximately 34.0% of our full-time driver workforce as of December 31, 2024. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. Over 24% of our drivers have achieved one million safe driving miles or more. The 10-year average turnover rate for our driver graduates is approximately 7.5%, which is below our 10-year average turnover rate for our Company-wide drivers of approximately 10.1%.

Based on driving records, our drivers are eligible to be rewarded with annual safety bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $5.8 million, $5.5 million and $5.3 million in 2024, 2023 and 2022, respectively.

We also maintain various talent development programs, including our “Management Trainee Program,” “Sales Trainee Program,” and “Supervisor Development Program,” that offer opportunities for our employees to be considered and prepared for sales and management opportunities. These programs, in addition to our succession planning process, support our philosophy of promoting from within our high-quality workforce.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2025. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

We do not believe the loss of any one customer would materially impact our business and revenue growth due to the diversity of our customer base. We do, however, have a number of customers whose demand for our services is tied to the broader domestic economy that could, collectively, impact our business and potential revenue growth. These customers could experience a decrease in production due to a decrease in the demand for their products, as a result of a decline in the U.S. economy or other global economic factors. They could also use other LTL providers or other modes of transportation, such as truckload and intermodal, in response to capacity, service and pricing issues. Finally, unfavorable publicity about us or our employees, particularly given the current environment of instantaneous communication and social media outlets, could damage our reputation and result in these customers reducing their demand for our services. If these factors resulted in a reduction or loss of business from these customers, there could be a material impact on our business and revenue growth.

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

In 2023 and 2024, we experienced lower freight volumes due to continued softness in the domestic economy. Decreased demand for LTL freight services can negatively impact shipment volume and lower weight per shipment, which in turn can negatively impact freight density in our network. Reduced freight density in our network can have a deleveraging impact on fixed costs, including depreciation and other indirect costs as a percent of revenue, which can adversely impact our profitability and cash flows.

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

Adverse macroeconomic conditions, both in the U.S. and internationally, such as high inflation, continued high interest rates and slower economic growth has, and may continue to, negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. Additionally, uncertainty and instability in the global economy or widespread outbreak of an illness or any other communicable disease or public health crisis, as we saw with the COVID-19 pandemic, may lead to fewer goods being transported and could have a material adverse effect on our business, financial condition and results of operations. The U.S. government has taken certain other actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States, and several foreign governments have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay tariffs or address other anti-trade measures increase their prices, or in trading partners limiting their trade with countries that impose such measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition, as well as the price of our common stock.

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

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing value-added services to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer payment and transaction information, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we have experienced attempted cyber-attacks and attempted breaches of our information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Our third-party service providers have also experienced similar attempted cyber-attacks and attempted breaches, which have thus far been mitigated by us through preventative, detective and responsive measures. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations.

We have security processes, protocols and standards in place to protect our information systems, including through physical and software safeguards, as well as redundant systems, network security measures and backup systems. Nevertheless, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. The rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence (“AI”) and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of these events. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, creating conflicting reporting requirements. These factors and the time spent to comply may inhibit our ability to quickly provide complete and reliable information about the cybersecurity incident to customers, counterparties, and regulators, as well as the public. Additionally, any failure to comply with data privacy, security or other laws and regulations, such as the California Consumer Privacy Act and other similar laws that have been or are expected to be enacted in the United States, at both the federal and state level, could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, we cannot be certain that we will continue to be able to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers will pay on our insurance claims, or we will not experience a claim for which coverage is not provided.

If we do not adapt to new technologies implemented by our competitors in the LTL and transportation industry, our business could suffer.

In recent years, our industry has been characterized by rapid changes in technology, leading to innovative transportation and logistics concepts that have impacted, or have the potential to significantly impact, our business model, competitive landscape, and the industries of our customers and suppliers. AI and other emerging technologies have the potential to alter the delivery of services and business operations across our industry. We currently incorporate AI solutions into our business, and these applications may become more important over time. If the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased or to violate intellectual property rights of third parties, our financial condition, results of operations, liquidity and cash flows may be adversely affected. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, implement and maintain our AI solutions to minimize unintended harmful impacts.

Our competitors may implement new technology, including AI applications, that could improve their service, price, available capacity or business relationships and increase their market share. If we do not appropriately adapt our operations to these new technologies, our business, financial condition, and results of operations may suffer. Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments. In addition, the timing of when we have to adopt new technologies may be affected by changes in the political or regulatory environment, which could further increase our investment costs, operating complexity, and our ability to offer such technologies to our customers in the jurisdictions in which we operate.

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

We rely on third parties to provide us with operational and technical services, such as hosting of our cloud computing and storage needs. The services largely depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by, among other things, natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, and other similar damaging events. If any of such services were to become inoperable for an extended period, or suffer disruptions to their systems, labor groups, or supply chains that could adversely affect their services, we might be unable to fulfill our contractual commitments. Furthermore, these third parties may have access to information we maintain about our company, operations, customers, employees, vendors, or technology that are critical to or can significantly impact our business operations. Our ability to monitor such third parties’ security measures is limited. Any security incident involving such third parties could compromise the confidentiality, integrity, or availability of, or result in the theft of, our, our customers’, our employees’, or our vendors’ data and could negatively impact our operations. Security processes, protocols and standards that we implement and contractual provisions requiring security measures that we impose on such third parties may not be sufficient or effective at preventing such events. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, we could face lawsuits, regulatory investigation, fines, and potential liability, and our financial results could be negatively impacted.

Risks Related to Legal and Regulatory Matters

The FMCSA’s Compliance, Safety, Accountability initiative (“CSA”) could adversely impact our ability to hire qualified drivers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

The FMCSA’s CSA is an enforcement and compliance program designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action.

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

Increased concern over climate change and the potential impact of global warming has led to an increase in current and proposed regulation from federal, state and local governments related to our carbon footprint, including with respect to vehicle engine and facility emissions. This increase in regulation could result in increased direct costs, such as taxes, fees, fuel, or capital costs, or changes to our operations in order to comply. There is also a focus from regulators and our customers on sustainability matters. This focus may result in additional legislation or customer requirements, such as limits on vehicle weight and size or energy source. Costs and operational risks associated with future climate change concerns or environmental laws and regulations, sustainability requirements and related investor expectations could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the greenhouse gases emitted by companies in the transportation industry could harm our reputation and reduce customer demand for our services.

The engines in our newer tractors are subject to emissions-control regulations that could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may have a material adverse impact on our business.

In December 2022, the U.S. Environmental Protection Agency (“EPA”) finalized new stringent emission standards to reduce nitrogen oxides and establish new standards for greenhouse gas emissions from heavy-duty engines under the Clean Trucks Plan. In December 2021, the California Air Resources Board (“CARB”) adopted more stringent standards to reduce nitrogen oxide emissions from heavy-duty trucks. Although CARB recently withdrew its request for a waiver and authorization from the EPA for its Advanced Clean Fleets rule, a proposal that would have required trucking companies to gradually add zero emission vehicles (“ZEVs”) to their fleets, CARB may seek to enforce certain portions of the rule or curtail emissions through other programs. Furthermore, CARB’s Advanced Clean Trucks rule, a proposal that would require manufacturers to only sell ZEVs in California beginning in the 2036 model year, is still in effect. Future strengthening of EPA, CARB or other federal or state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance.

Expectations relating to evolving ESG considerations and related reporting obligations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on evolving ESG considerations relating to businesses, including climate change and greenhouse gas emissions, and human capital matters. In addition, we may make statements about our goals and initiatives through our various non-financial reports, information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, may require investment, and depends in part on third-party performance, expectations, or data that is outside our control.

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

We intend to pay a quarterly cash dividend to holders of our common stock for the foreseeable future; however, dividend payments are subject to approval by our Board of Directors (the “Board”), and are restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our revolving credit facility and our note purchase and private shelf agreement. As a result, future dividend payments are not guaranteed and will depend upon various factors such as our overall financial condition, available liquidity, anticipated cash needs, future prospects for earnings and cash flows, as well as other factors considered relevant by our Board. In addition, any reduction or suspension in our dividend payments could adversely affect the price of our common stock.

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

Our Director of Information Security, the management position responsible for assessing and managing material risks from cybersecurity threats, has served in various roles in information technology and information security for over 30 years, and is a Certified Information Systems Security Professional (CISSP). He and other members of the OD Technology Department work collaboratively across the Company and have implemented programs designed to protect our information systems from cybersecurity threats and position our Company to promptly respond, in coordination with various members of our senior management team, to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to any cybersecurity incidents. Through ongoing communications and collaboration with these teams, including members of our senior management team, as appropriate, our Director of Information Security monitors the prevention, detection, mitigation and remediation of any cybersecurity threats and incidents in real time, and reports any such threats and incidents to the Risk Committee when appropriate.

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, and 239 of the 261 service centers we operated as of December 31, 2024. Our facilities are strategically dispersed over the states in which we operate. Our owned service centers include most of our larger facilities and account for approximately 96% of the total door capacity in our network. At December 31, 2024, the terms of our leased properties ranged from month-to-month to a lease that expires in 2035.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of December 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 12, 2025, there were 600,325 holders of our common stock, including 68 shareholders of record.

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2024:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2024	299,516	$196.51	296,284	$2,382,449,575
November 1-30, 2024 (3)	276,693	$256.25	274,292	$2,312,029,428
December 1-31, 2024	258,329	$193.98	255,928	$2,262,459,237
Total	834,538		826,504

(1)
Total number of shares purchased during the quarter includes 8,034 shares of our common stock surrendered by a participant to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
(2)
Average price paid per share excludes a 1% excise tax imposed by the Inflation Reduction Act of 2022.
(3)
The total number of shares purchased includes the final settlement of 133,012 shares of our common stock under an accelerated share repurchase agreement entered into with a third-party financial institution on May 28, 2024 (the “ASR Agreement”). See discussion of the ASR Agreement within this section.

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program began after the completion of our prior repurchase program in January 2022 and was completed in May 2024. On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program, which does not have an expiration date, began after the completion of the 2021 Repurchase Program in May 2024.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

On May 28, 2024, we entered into the ASR Agreement with a third-party financial institution. The ASR Agreement was accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received was recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract was accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Balance Sheets. The ASR Agreement was settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the ASR Agreement, we paid the third-party financial institution $200.0 million and received an initial delivery of 923,201 shares of our common stock for $160.0 million, representing approximately 80% of the total value of shares to be received by us under the ASR Agreement, and the remaining balance of $40.0 million was settled in November 2024. In total, we repurchased 1,056,213 shares for $200.0 million under the ASR Agreement.

At December 31, 2024, we had $2.26 billion remaining authorized under the 2023 Repurchase Program.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2019, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Dow Jones Transportation Average, for the five-year period ended December 31, 2024.

COMPARISON OF CUMULATIVE TOTAL RETURN
$400
$300
$200
$100
$0
DOLLARS
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Old Dominion Freight Line, Inc.
S&P 500 Total Return Index
Dow Jones Transportation Average

Cumulative Total Return

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Old Dominion Freight Line, Inc.	$100	$155	$285	$227	$325	$285
S&P 500 Total Return Index	$100	$118	$152	$125	$158	$197
Dow Jones Transportation Average	$100	$117	$155	$128	$154	$157

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2024 and 2023 results and year-to-year comparisons between 2024 and 2023. Discussions of our 2023 results and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 26, 2024.

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

Our primary revenue focus is to increase density, which is shipment and tonnage growth within our existing infrastructure. Increases in density allow us to maximize our asset utilization and labor productivity, which we measure over many different functional areas of our operations including linehaul load factor, pickup and delivery (“P&D”) stops per hour, P&D shipments per hour, platform pounds handled per hour and platform shipments per hour. In addition to our focus on density and operating efficiencies, it is critical for us to obtain an appropriate yield, which is measured as revenue per hundredweight, on the shipments we handle. We focus on the profitability of each customer account and generally seek to obtain an appropriate yield to offset our cost inflation and support our ongoing investments in capacity and technology. We believe the continued execution of this yield-management philosophy, continued increases in density, and ongoing improvements in operating efficiencies are the key components of our ability to further improve our operating ratio and long-term profitable growth.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2024	2023
Revenue from operations	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	46.2	44.8
Operating supplies and expenses	10.9	12.2
General supplies and expenses	3.0	2.8
Operating taxes and licenses	2.6	2.5
Insurance and claims	1.6	1.3
Communication and utilities	0.7	0.7
Depreciation and amortization	5.9	5.5
Purchased transportation	2.1	2.1
Miscellaneous expenses, net	0.4	0.1
Total operating expenses	73.4	72.0
Operating income	26.6	28.0
Interest income, net	(0.3)	(0.2)
Other expense, net	0.1	0.1
Income before income taxes	26.8	28.1
Provision for income taxes	6.4	7.0
Net income	20.4%	21.1%

Key financial and operating metrics for 2024 and 2023 are presented below:

	2024	2023	Change	% Change
Work days	254	252	2	0.8
Revenue (in thousands)	$5,814,810	$5,866,152	$(51,342)	(0.9)
Operating ratio	73.4%	72.0%
Net income (in thousands)	$1,186,073	$1,239,502	$(53,429)	(4.3)
Diluted earnings per share	$5.48	$5.63	$(0.15)	(2.7)
LTL tons (in thousands)	9,000	9,260	(260)	(2.8)
LTL tonnage per day	35,433	36,745	(1,312)	(3.6)
LTL shipments (in thousands)	12,011	12,176	(165)	(1.4)
LTL shipments per day	47,288	48,317	(1,029)	(2.1)
LTL weight per shipment (lbs.)	1,499	1,521	(22)	(1.4)
LTL revenue per hundredweight	$32.05	$31.31	$0.74	2.4
LTL revenue per shipment	$480.29	$476.25	$4.04	0.8
Average length of haul (miles)	919	925	(6)	(0.6)

All references in this report to shares outstanding, weighted average shares outstanding, earnings per share, and dividends per share amounts have been restated retroactively to reflect the two-for-one stock split effected in March 2024.

Our financial results for 2024 reflect continued softness in the domestic economy that contributed to the decline in our revenue. Despite the decrease in our LTL tons, we maintained a commitment to providing superior customer service to support the continued improvement in our yield as we provided our customers with 99% on-time service and a cargo claims ratio of 0.1% during the year. We maintained our focus on operating efficiently and controlling discretionary spending during the year, but the increase in costs and the deleveraging effect from the decrease in revenue led to an increase in our operating ratio. As a result, our net income and diluted earnings per share decreased by 4.3% and 2.7%, respectively, as compared to 2023.

Revenue

Revenue decreased $51.3 million, or 0.9%, in 2024 compared to 2023 due to a decrease in volumes that was partially offset by an increase in LTL revenue per hundredweight. LTL tonnage per day decreased 3.6% primarily due to decreases in LTL shipments per day and LTL weight per shipment. This decrease in our volumes was partially offset by a 2.4% increase in our LTL revenue per hundredweight. Our LTL revenue per hundredweight includes the impact of lower fuel surcharges resulting from a decline in the average price of diesel fuel from the comparable period. Excluding fuel surcharges, LTL revenue per hundredweight increased 5.0% in 2024 as compared to 2023. We believe the increase in our LTL revenue-per-hundredweight metrics was driven by the ongoing execution of our yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

January 2025 Update

Revenue per day decreased 4.2% in January 2025 compared to the same month last year. LTL tons per day decreased 7.1%, due primarily to a 5.4% decrease in LTL shipments per day and a 1.7% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 3.1% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 4.5% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits increased $59.6 million, or 2.3%, in 2024 as compared to 2023, due to a $46.1 million increase in salaries and wages and a $13.5 million increase in employee benefit costs. The increase in salaries and wages was due primarily to the annual wage increase provided to our employees at the beginning of both September 2023 and 2024.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 24.1% in 2024 from 23.6% in 2023. We continued to operate efficiently in 2024, despite the decrease in network density that generally results from the decline in volumes. Our P&D shipments and stops per hour both improved in 2024 as compared to 2023, which helped offset the reduction in our linehaul laden load factor. Our other salaries and wages as a percent of revenue also increased to 9.5% in 2024 as compared to 9.0% in 2023.

The cost attributable to employee benefits increased $13.5 million, or 1.9%, in 2024 compared to 2023 due primarily to the annual wage increase as well as an increase in costs associated with our group health and dental plans. This increase in employee benefit costs was partially offset by lower retirement benefit plan costs directly linked to our net income. Our employee benefit costs as a percent of salaries and wages remained relatively consistent at 37.3% in 2024 compared to 37.5% in 2023.

Operating supplies and expenses decreased $83.0 million, or 11.6%, in 2024 as compared to 2023, due primarily to decreases in our costs for diesel fuel used in our vehicles and lower maintenance and repair costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 14.6% in 2024 as compared to 2023. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed also decreased 3.5% in 2024 as compared to 2023 due primarily to a decrease in our miles driven. Our other operating supplies and expenses as a percent of revenue decreased in 2024 as compared to 2023 due primarily to lower maintenance and repair costs, as we improved the average age of our fleet by consistently executing on our capital expenditure programs.

Depreciation and amortization increased $20.1 million, or 6.2%, in 2024 as compared to 2023. The increases in depreciation and amortization costs were due primarily to the assets acquired as part of our 2023 and 2024 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2025 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our short-term costs, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate in 2024 was 23.9% as compared to 24.8% in 2023. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items. In 2024, our effective tax rate was favorably impacted by the purchase of federal tax credits and other discrete tax adjustments.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2024	2023
Cash and cash equivalents at beginning of year	$433,799	$186,312
Cash flows provided by (used in):
Operating activities	1,659,283	1,569,135
Investing activities	(751,194)	(659,820)
Financing activities	(1,233,212)	(661,828)
(Decrease) increase in cash and cash equivalents	(325,123)	247,487
Cash and cash equivalents at end of year	$108,676	$433,799

The change in our cash flows provided by operating activities during 2024 as compared to 2023 was due primarily to the $139.5 million increase in certain other working capital accounts partially offset by the $53.4 million decrease in net income.

The change in our cash flows used in investing activities during 2024 as compared to 2023 was primarily due to the timing of purchases and maturities of short-term investments and an increase in expenditures under our 2024 capital expenditure program. Additionally, we had lower proceeds from the sale of property and equipment in 2024 as compared to 2023. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The change in our cash flows used in financing activities during 2024 as compared to 2023 was primarily due to higher repurchases of our common stock, as well as an increase in dividend payments to our shareholders during 2024. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.” Our long-term debt agreement is more fully described below under “Financing Arrangements.”

We have four primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, dated March 22, 2023 (as subsequently amended, the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (as subsequently amended, the “Note Agreement”). The Credit Agreement and the Note Agreement are described in more detail below under “Financing Arrangements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Land and structures	$373,416	$291,070
Tractors	218,682	203,417
Trailers	103,919	181,534
Technology	28,037	44,358
Other equipment and assets	47,264	36,930
Less: Proceeds from sales	(20,124)	(48,637)
Total	$751,194	$708,672

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% to 15% of our revenue on capital expenditures each year, and we generally expect to continue to maintain a level of capital expenditures in order to support our long-term plan for market share growth. There could be years, however, where our annual capital expenditures plan is above or below this range as we balance the size of our service center network and operating fleet with anticipated growth.

We currently estimate capital expenditures will be approximately $575 million for the year ending December 31, 2025. Approximately $300 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $225 million is allocated for the purchase of tractors and trailers; and approximately $50 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under the Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

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

On May 28, 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution. The ASR Agreement was accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received was recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract was accounted for as a contract indexed to our own stock and is classified within capital in excess of par value on our Balance Sheets. The ASR Agreement was settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. Under the ASR Agreement, we paid the third-party financial institution $200.0 million and received an initial delivery of 923,201 shares of our common stock for $160.0 million, representing approximately 80% of the total value of shares to be received by us under the ASR Agreement, and the remaining balance of $40.0 million was settled in November 2024. We repurchased a total of 1,056,213 shares for $200.0 million under the ASR Agreement.

At December 31, 2024, we had $2.26 billion remaining authorized under the 2023 Repurchase Program.

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

Our Board of Directors declared a cash dividend of $0.26 per share for each quarter of 2024, declared a cash dividend of $0.20 per share for each quarter of 2023 and declared a cash dividend of $0.15 per share for each quarter of 2022.

On February 5, 2025, we announced that our Board of Directors had declared a cash dividend of $0.28 per share of our common stock. The dividend is payable on March 19, 2025 to shareholders of record at the close of business on March 5, 2025. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings under our Credit Agreement or Note Agreement.

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first two principal payments of $20.0 million each were paid on May 4, 2023 and 2024, respectively. The remaining $60.0 million will be paid in three equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement or other senior promissory notes issued pursuant to the Note Agreement.

Credit Agreement

The Credit Agreement, which matures in May 2028, provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. Of the $250.0 million line of credit commitments under the Credit Agreement, up to $100.0 million may be used for letters of credit.

At our option, borrowings under the Credit Agreement bear interest at either: (i) the Secured Overnight Financing Rate (“SOFR”) plus the Term SOFR Adjustment, as defined in the Credit Agreement, equal to 0.100%, plus an applicable margin that ranges from 1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin that ranges from 0.000% to 0.375%. The applicable margin for each of the foregoing options is dependent upon our consolidated debt to consolidated total capitalization ratio. Letter of credit fees equal to the applicable margin for SOFR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.090% to 0.175% (based upon our consolidated debt to consolidated total capitalization ratio) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

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

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2024.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2024:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Series B Notes	$62,492	$21,451	$41,041	$—	$—
Operating lease obligations (2)	128,104	20,548	39,245	33,577	34,734
Purchase obligations and Other	285,546	238,195	28,655	13,195	5,501
Total	$476,142	$280,194	$108,941	$46,772	$40,235

(1)
Contractual obligations include principal and interest on our Series B Notes; leases consisting primarily of real estate and automotive leases; and purchase obligations relating to (i) non-cancellable purchase orders for equipment scheduled for delivery in 2025, (ii) non-cancellable purchase orders for information technology agreements, and (iii) federal tax credits.

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

Revenue Recognition

Our revenue is generated from providing transportation and related services to customers in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. Changes in economic conditions, customer creditworthiness, pricing arrangements and other factors may significantly impact revenue recognition estimates.

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

Estimated economic lives for structures are 7 to 30 years, revenue equipment is 4 to 15 years, other equipment is 2 to 20 years, and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets. Depreciation expense in 2024 totaled $344.5 million. There have been no material effects to estimates related to depreciation expense for the year ended December 31, 2024.

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

In establishing accruals for claims and expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party actuarial estimates to determine the appropriate reserves for potential liabilities. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, any changes in the severity or number of reported claims, significant changes in medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods. Our accrued liability for BIPD and workers’ compensation claims totaled $137.3 million and $127.0 million at December 31, 2024 and 2023, respectively. Claims and insurance accruals are discussed further in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

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

We are exposed to interest rate risk directly related to loans, if any, under our Credit Agreement, which have variable interest rates. A 100 basis point increase in the average interest rate on this agreement would have no effect on our operating results as we had no outstanding borrowings under our Credit Agreement at December 31, 2024 or 2023. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

From time to time, we are exposed to interest rate risk on certain short-term investments as a result of investing in commercial paper and certificates of deposits. These fixed rate securities are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these debt securities, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. We held no short-term investments as of December 31, 2024 or 2023.

We are exposed to market risk for investments relating to certain assets held within the Company-owned life insurance contracts on certain current and former employees. The cash surrender value in life insurance contracts included on our Balance Sheets at December 31, 2024 and 2023 was $86.5 million and $74.4 million, respectively. The portion of underlying investments with exposure to market fluctuations was $67.9 million and $56.2 million at December 31, 2024 and 2023, respectively. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments as of December 31, 2024 and 2023. A 10% change in market value would have caused a $6.8 million and a $5.6 million impact on our pre-tax income in 2024 and 2023, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$108,676	$433,799
Customer receivables, less allowances of $9,272 and $10,405, respectively	501,554	578,885
Income taxes receivable	5,002	18,554
Other receivables	21,135	17,884
Prepaid expenses and other current assets	84,316	94,211
Total current assets	720,683	1,143,333
Property and equipment:
Revenue equipment	2,752,594	2,590,770
Land and structures	3,363,701	3,021,447
Other fixed assets	700,188	623,164
Leasehold improvements	14,919	14,436
Total property and equipment	6,831,402	6,249,817
Less: Accumulated depreciation	(2,325,971)	(2,154,412)
Net property and equipment	4,505,431	4,095,405
Other assets	265,281	273,655
Total assets	$5,491,395	$5,512,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,819	$112,774
Compensation and benefits	285,421	278,953
Claims and insurance accruals	72,846	63,346
Other accrued liabilities	70,443	69,585
Current maturities of long-term debt	20,000	20,000
Total current liabilities	540,529	544,658
Long-term debt	39,987	59,977
Other non-current liabilities	284,361	286,815
Deferred income taxes	381,930	363,132
Total long-term liabilities	706,278	709,924
Total liabilities	1,246,807	1,254,582
Commitments and contingent liabilities
Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 212,984,747 and 217,930,932 shares outstanding at December 31, 2024 and December 31, 2023, respectively	21,298	21,793
Capital in excess of par value	228,081	231,449
Retained earnings	3,995,209	4,004,569
Total shareholders’ equity	4,244,588	4,257,811
Total liabilities and shareholders’ equity	$5,491,395	$5,512,393

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Revenue from operations	$5,814,810	$5,866,152	$6,260,077

Operating expenses:
Salaries, wages and benefits	2,689,314	2,629,676	2,716,835
Operating supplies and expenses	635,320	718,326	852,955
General supplies and expenses	176,546	162,416	159,998
Operating taxes and licenses	144,690	145,642	141,239
Insurance and claims	92,359	75,368	58,301
Communications and utilities	40,827	43,269	40,584
Depreciation and amortization	344,568	324,435	276,050
Purchased transportation	122,815	121,516	158,111
Miscellaneous expenses, net	24,373	4,831	15,372
Total operating expenses	4,270,812	4,225,479	4,419,445

Operating income	1,543,998	1,640,673	1,840,632

Non-operating (income) expense:
Interest expense	212	464	1,563
Interest income	(17,011)	(12,799)	(4,884)
Other expense, net	3,200	5,232	2,604
Total non-operating income	(13,599)	(7,103)	(717)

Income before income taxes	1,557,597	1,647,776	1,841,349
Provision for income taxes	371,524	408,274	464,190
Net income	$1,186,073	$1,239,502	$1,377,159

Earnings per share:
Basic	$5.51	$5.66	$6.13
Diluted	$5.48	$5.63	$6.09

Weighted average shares outstanding:
Basic	215,326	218,842	224,682
Diluted	216,485	220,180	226,156

Dividends declared per share	$1.04	$0.80	$0.60

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands, except per share data)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2021	230,022	$23,002	$162,944	$3,493,861	$3,679,807
Net income	—	—	—	1,377,159	1,377,159
Share repurchases, including settlements under accelerated share repurchase programs	(9,630)	(963)	62,500	(1,338,756)	(1,277,219)
Cash dividends declared ($0.60 per share)	—	—	—	(134,478)	(134,478)
Share-based compensation and share issuances, net of forfeitures	109	11	15,882	—	15,893
Taxes paid in exchange for shares withheld	(55)	(5)	(8,240)	—	(8,245)
Balance as of December 31, 2022	220,446	22,045	233,086	3,397,786	3,652,917
Net income	—	—	—	1,239,502	1,239,502
Share repurchases, including transaction costs	(2,628)	(263)	—	(457,636)	(457,899)
Cash dividends declared ($0.80 per share)	—	—	—	(175,083)	(175,083)
Share-based compensation and share issuances, net of forfeitures	185	18	11,062	—	11,080
Taxes paid in exchange for shares withheld	(72)	(7)	(12,699)	—	(12,706)
Balance as of December 31, 2023	217,931	21,793	231,449	4,004,569	4,257,811
Net income	—	—	—	1,186,073	1,186,073
Share repurchases, including transaction costs and settlements under accelerated share repurchase programs	(5,092)	(509)	—	(971,794)	(972,303)
Cash dividends declared ($1.04 per share)	—	—	—	(223,639)	(223,639)
Share-based compensation and share issuances, net of forfeitures	216	21	11,328	—	11,349
Taxes paid in exchange for shares withheld	(70)	(7)	(14,696)	—	(14,703)
Balance as of December 31, 2024	212,985	$21,298	$228,081	$3,995,209	$4,244,588

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$1,186,073	$1,239,502	$1,377,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,578	324,449	276,066
Noncash lease expense	17,186	18,665	16,658
Gain on disposal of property and equipment	(3,401)	(22,555)	(3,425)
Deferred income taxes	19,340	53,341	62,008
Share-based compensation	11,349	11,080	15,893
Changes in assets and liabilities:
Customer and other receivables, net	74,080	(3,875)	(13,009)
Prepaid expenses and other assets	5,562	(38,189)	(24,714)
Accounts payable	(20,955)	6,499	23,756
Compensation, benefits and other accrued liabilities	8,808	(1,422)	(11,202)
Claims and insurance accruals	10,441	(2,249)	5,464
Income taxes, net	14,570	(5,816)	6,480
Other liabilities	(8,348)	(10,295)	(39,552)
Net cash provided by operating activities	1,659,283	1,569,135	1,691,582

Cash flows from investing activities:
Purchase of property and equipment	(771,318)	(757,309)	(775,148)
Proceeds from sale of property and equipment	20,124	48,637	22,096
Purchase of short-term investments	(30,000)	—	(163,720)
Proceeds from maturities of short-term investments	30,000	48,852	369,300
Net cash used in investing activities	(751,194)	(659,820)	(547,472)

Cash flows from financing activities:
Payments for share repurchases	(967,294)	(453,613)	(1,277,219)
Dividends paid	(223,618)	(175,089)	(134,484)
Principal payments under debt agreements	(20,000)	(20,000)	—
Other financing activities, net	(22,300)	(13,126)	(8,659)
Net cash used in financing activities	(1,233,212)	(661,828)	(1,420,362)

(Decrease) increase in cash and cash equivalents	(325,123)	247,487	(276,252)
Cash and cash equivalents at beginning of year	433,799	186,312	462,564
Cash and cash equivalents at end of year	$108,676	$433,799	$186,312

Income taxes paid (includes payments of $177.5 million for purchased federal tax credits in 2024 to offset estimated tax payments)	$337,615	$361,448	$396,510
Interest paid	$2,909	$3,484	$3,953
Capitalized interest	$2,763	$3,364	$3,260

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

Revenue and Expense Recognition

We recognize revenue based upon when our transportation and related services have been completed in accordance with the bill of lading (“BOL”) contract, our general tariff provisions and contractual agreements with our customers. Generally, our performance obligations begin when we receive a BOL from a customer and are satisfied when we complete the delivery of a shipment and related services. We recognize revenue for our performance obligations under our customer contracts over time, as our customers receive the benefits of our services in accordance with Accounting Standards Codification (“ASC”) Topic 606. With respect to services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period. Under this method, we develop a factor for each uncompleted shipment by dividing the actual number of days in transit at the end of a reporting period by that shipment’s standard delivery time schedule. This factor is applied to the total revenue for that shipment and revenue is allocated between reporting periods accordingly. Payment terms vary by customer and are short-term in nature. Expenses are recognized when incurred.

The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2024	2023	2022
LTL services	$5,761,105	$5,804,939	$6,177,055
Other services	53,705	61,213	83,022
Total revenue	$5,814,810	$5,866,152	$6,260,077

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of customer receivables and, when held, short-term investments. We perform initial and ongoing credit evaluations of our customers to minimize credit risk. We generally do not require collateral but may require prepayment of our services under certain circumstances. Credit risk is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographic regions. We generally expect our short-term investments will be diversified over various high-quality issuers. Such short-term investments may also subject us to concentrations of credit risk.

Cash and Cash Equivalents

We consider cash on hand and deposits in banks along with certificates of deposit and short-term marketable securities with original maturities of three months or less as cash and cash equivalents.

Short-term Investments

From time to time, the Company invests in commercial paper and certificates of deposits with an original maturity of greater than three months, which are classified and accounted for as trading securities and are reported in “Short-term investments” on our Balance Sheets. These investments are measured at fair value on a recurring basis each reporting period, with gains or losses recorded in “Non-operating (income) expense” on our Statements of Operations. As of December 31, 2024 and 2023, we held no short-term investments.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. We capitalize the cost of tires mounted on purchased revenue equipment as a part of the total equipment cost. Subsequent replacement tires are expensed at the time those tires are placed in service. We assess the realizable value of our long-lived assets and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. The following table provides the estimated useful lives by asset type:

Structures	7 to 30 years
Revenue equipment	4 to 15 years
Other equipment	2 to 20 years
Leasehold improvements	Lesser of economic life or life of lease

Depreciation expense was $344.5 million, $324.0 million and $275.6 million for 2024, 2023 and 2022, respectively.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

our safety, claims management and loss prevention programs, is an effective means of managing insurance costs. We periodically review our risk exposure and insurance coverage applicable to those risks and believe that we maintain sufficient insurance coverage.

Claims and insurance accruals reflect the Company’s estimated cost of claims for cargo loss and damage, bodily injury/property damage (“BIPD”), workers’ compensation, group health and group dental. These accruals include amounts for future claims development and claims incurred but not reported, which are primarily based on historical claims development experience. The related cost for cargo loss and damage and BIPD is charged to “Insurance and claims” on our Statements of Operations, while the related costs for workers’ compensation, group health and group dental are charged to “Salaries, wages and benefits” on our Statements of Operations.

Our liability for claims and insurance totaled $164.2 million and $153.8 million at December 31, 2024 and 2023, respectively. The long-term portions of those reserves were $91.4 million and $90.4 million at December 31, 2024 and 2023, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of phantom stock, restricted stock, and performance-based restricted stock units which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense recognized for all share-based compensation awards was $11.3 million, $11.1 million and $15.9 million during 2024, 2023, and 2022, respectively. The total tax benefit recognized related to these awards was $6.9 million, $3.3 million and $3.3 million during 2024, 2023, and 2022, respectively.

Awards of restricted stock, phantom stock and performance-based restricted stock units are accounted for as equity under ASC Topic 718. We recognize compensation cost, net of estimated forfeitures, for restricted stock awards and phantom stock awards on a straight-line basis over the requisite service period of each award. Compensation cost for performance-based restricted stock unit awards is recognized using the accelerated attribution method over the requisite service period of each award. At the end of each reporting period, we reassess the probability of achieving performance targets and changes to our initial assessment are reflected in the reporting period in which the change in estimate occurs.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $34.5 million, $34.6 million and $29.0 million for 2024, 2023 and 2022, respectively.

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

Our long-term debt, including current maturities, is measured at fair value and further described in Note 9. Our other financial securities in current assets and current liabilities approximate their fair value due to the short-term maturities of these instruments.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Stock Repurchase Program

On July 28, 2021, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program began in January 2022 and was completed in May 2024. On July 26, 2023, we announced that our Board of Directors had approved a new stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program, which does not have an expiration date, began after the completion of the 2021 Repurchase Program in May 2024.

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock.

We entered into accelerated share repurchase agreements with a third-party financial institution on each of August 26, 2021, February 24, 2022 and May 28, 2024. The Company’s accelerated share repurchase agreements were each accounted for as a settled treasury stock purchase and a forward stock purchase contract. The par value of the initial shares received was recorded as a reduction to common stock, with the excess purchase price recorded as a reduction to retained earnings. The forward stock purchase contract was accounted for as a contract indexed to our own stock and was classified within capital in excess of par value on our Balance Sheets. The Company's accelerated share repurchase agreements were each settled with the final number of shares received based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a negotiated discount. The table below summarizes our accelerated share repurchase activity settled in 2024 and 2022. We did not enter into any accelerated share repurchase agreements during 2023.

		Agreement
Agreement	Settlement	Amount	Initial Shares	Shares Received	Total Shares
Date	Date	(In millions)	Received	at Settlement	Received
August 2021	January 2022	$250.0	1,310,730	246,820	1,557,550
February 2022	April 2022	$400.0	2,036,314	745,618	2,781,932
May 2024	November 2024	$200.0	923,201	133,012	1,056,213

At December 31, 2024, we had $2.26 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.26 per share for each quarter of 2024, declared a cash dividend of $0.20 per share for each quarter of 2023 and declared a cash dividend of $0.15 per share for each quarter of 2022.

On February 5, 2025, we announced that our Board of Directors had declared a cash dividend of $0.28 per share of our common stock. The dividend is payable on March 19, 2025 to shareholders of record at the close of business on March 5, 2025. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings under our Credit Agreement or Note Agreement.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC topic 280 on an interim and annual basis. We adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. While the new accounting rules did not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules resulted in additional disclosures, which are included in Note 11.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While the new accounting rules will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose additional disclosure of the nature of expenses included on the statement of operations as well as disclosures about specific types of expenses included in the expense captions presented on the statement of operations in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. While the new accounting rules will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures.

Note 2. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

	December 31,
(In thousands)	2024	2023
Senior notes	$59,987	$79,977
Revolving credit facility	—	—
Total long-term debt	59,987	79,977
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$39,987	$59,977

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first two principal payments of $20.0 million each were paid on May 4, 2023 and 2024, respectively. The remaining $60.0 million will be paid in three equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (as subsequently amended on August 28, 2024, the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Credit Agreement

The Credit Agreement, which matures in May 2028, provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. Of the $250.0 million line of credit commitments under the Credit Agreement, up to $100.0 million may be used for letters of credit.

At our option, borrowings under the Credit Agreement bear interest at either: (i) the Secured Overnight Financing Rate (“SOFR”) plus the Term SOFR Adjustment, as defined in the Credit Agreement, equal to 0.100%, plus an applicable margin that ranges from 1.000% to 1.375%; or (ii) a Base Rate, as defined in the Credit Agreement, plus an applicable margin that ranges from 0.000% to 0.375%. The applicable margin for each of the foregoing options is dependent upon our consolidated debt to consolidated total capitalization ratio. Letter of credit fees equal to the applicable margin for SOFR loans are charged quarterly in arrears on the daily average aggregate stated amount of all letters of credit outstanding during the quarter. Commitment fees ranging from 0.090% to 0.175% (based upon our consolidated debt to total consolidated capitalization ratio) are charged quarterly in arrears on the aggregate unutilized portion of the Credit Agreement.

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

There were $37.7 million and $40.0 million of outstanding letters of credit at December 31, 2024 and 2023, respectively.

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

The right-of-use assets and corresponding lease liabilities on our Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options begin in 2025 and continue through 2035, and range from one month to ten years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets or corresponding lease liabilities.

Of our total operating lease liabilities, $15.7 million and $15.6 million are classified as current and are presented within “Other accrued liabilities,” and $92.6 million and $104.8 million are classified as non-current and are presented within “Other non-current liabilities” on our Balance Sheets as of December 31, 2024 and 2023, respectively. Our right-of-use assets totaled $104.2 million and $116.4 million and are presented within “Other assets,” which is classified as long-term, on our Balance Sheets as of December 31, 2024 and 2023, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of December 31, 2024, are as follows:

(In thousands)	Lease Payments
2025	$20,548
2026	19,968
2027	19,277
2028	17,243
2029	16,334
Thereafter	34,734
Total lease payments	$128,104
Less: imputed interest	(19,814)
Total lease liabilities	$108,290

The weighted average lease term for our operating leases was 6.2 years and 7.6 years at December 31, 2024 and 2023, respectively. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 4.9% as of December 31, 2024 and 2023.

Cash paid for amounts included in the measurement of our lease liabilities was $21.3 million and $22.6 million for the years ended December 31, 2024 and 2023, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset. Aggregate expense under operating leases was $23.3 million, $24.5 million and $20.0 million for 2024, 2023 and 2022, respectively. During the years ended December 31, 2024 and 2023, we increased our right-of-use assets by $5.0 million and $39.9 million, respectively, in exchange for new operating lease liabilities.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$284,679	$288,030	$318,571
State	67,505	66,903	83,611
	352,184	354,933	402,182
Deferred:
Federal	18,585	42,728	51,862
State	755	10,613	10,146
	19,340	53,341	62,008
Total provision for income taxes	$371,524	$408,274	$464,190

The following is a reconciliation of income tax expense calculated using the U.S. statutory federal income tax rate with our income tax expense for 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Tax provision at statutory rate	$327,095	$346,033	$386,683
State income taxes, net of federal benefit	60,216	66,055	75,906
Other, net	(15,787)	(3,814)	1,601
Total provision for income taxes	$371,524	$408,274	$464,190

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets and liabilities, which are included in “Other assets” and “Deferred income taxes” on our Balance Sheets, consist of the following:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Claims and insurance reserves	$32,866	$29,776
Accrued vacation	23,379	19,849
Deferred compensation	41,387	41,343
Other	11,341	12,142
Total deferred tax assets	108,973	103,110

Deferred tax liabilities:
Depreciation and amortization	(485,808)	(460,703)
Other	(5,095)	(4,997)
Total deferred tax liabilities	(490,903)	(465,700)
Net deferred tax liability	$(381,930)	$(362,590)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2021 through 2024. We also remain open to examination by various state tax jurisdictions for tax years 2020 through 2024.

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2024 and 2023. Interest and penalties related to uncertain tax positions, which were immaterial in 2024, 2023 and 2022, are recorded in “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

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

Note 6. Employee Benefit Plans

Defined Contribution Plan

Full-time employees meeting certain eligibility requirements are automatically enrolled in our 401(k) employee retirement plan, unless the employee elects not to defer any compensation. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2024, 2023 and 2022 were $112.9 million, $119.5 million and $135.2 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $109.4 million and $101.4 million at December 31, 2024 and 2023, respectively, of which $100.4 million and $91.2 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2024 and 2023, respectively.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Weighted average shares outstanding - basic	215,326	218,842	224,682
Dilutive effect of share-based awards	1,159	1,338	1,474
Weighted average shares outstanding - diluted	216,485	220,180	226,156

Note 8. Share-Based Compensation

Stock Incentive Plan

On May 19, 2016, our shareholders approved the Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (the “Stock Incentive Plan”) previously approved by our Board of Directors. The Stock Incentive Plan, under which awards may be granted until May 18, 2026, or the Stock Incentive Plan’s earlier termination, serves as our primary equity incentive plan and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards or dividend equivalent awards to selected employees and non-employee directors. The maximum number of shares of common stock that we may issue or deliver pursuant to awards granted under the Stock Incentive Plan is 6,000,000 shares.

Restricted Stock Awards

During 2024, 2023 and 2022, we granted restricted stock awards to selected employees and non-employee directors under the Stock Incentive Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards generally vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company.

Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment, unless otherwise approved by the Board of Directors or the Talent and Compensation Committee. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	115,964	$158.62
Granted	63,602	212.19
Vested	(65,128)	144.64
Forfeited	(6,010)	194.89
Unvested at December 31, 2024	108,428	$196.16

The weighted average grant date fair value per restricted stock award granted during fiscal years 2024, 2023 and 2022 was $212.19, $179.77 and $151.91, respectively. The total fair value of vested restricted stock awards for fiscal year 2024, 2023 and 2022 was $13.9 million, $18.1 million and $20.1 million, respectively. At December 31, 2024, the Company had $11.6 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.7 years.

Performance-Based Restricted Stock Units

During 2024, 2023 and 2022, we granted performance-based restricted stock units (“PBRSUs”) to selected employees under the Stock Incentive Plan. The PBRSUs are earned based on the achievement of stated Company performance metrics over a one-year performance period. One-third of the earned PBRSUs vest following the end of the one-year performance period if the performance metrics are satisfied, with an additional one-third of the PBRSUs vesting on each of the next two grant date anniversaries. Earned PBRSUs are subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested PBRSUs are generally forfeited if minimum threshold performance targets are not achieved or upon termination of employment. The unvested PBRSUs do not include voting rights or dividend participation rights.

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

The following table summarizes our activity for PBRSUs for employees during 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2024	34,758	$127.47
Granted (a)	—	—
Vested	(26,496)	118.85
Forfeited	—	—
Unvested at December 31, 2024	8,262	$155.11

(a) PBRSUs earned may range from zero to 200% of the target award. PBRSUs granted for the 2024 performance period were not earned as the performance metrics were not met.

At December 31, 2024, the Company had less than $0.1 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested PBRSUs that are expected to be recognized over a weighted average period of less than 0.1 years.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Phantom Stock Awards

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2024 is provided below. There were no phantom stock awards granted during 2024.

	Total Phantom Shares	Weighted Average Grant Date Fair Value Per Share
Balance of shares outstanding at January 1, 2024	1,118,396	$60.25
Settled	(132,904)	60.75
Forfeited	—	—
Balance of shares outstanding at December 31, 2024	985,492	$60.25

During 2024, 3,444 phantom shares vested with a weighted average grant date fair value per share of $57.38, and all outstanding phantom stock awards were vested at December 31, 2024. The outstanding stock awards will be settled in shares of our common stock equal to the number of vested shares of phantom stock on the applicable settlement date. The shares of common stock will generally be distributed in twenty-four substantially equal monthly installments commencing on the first day of the sixth calendar month following such settlement date.

Note 9. Fair Value Measurements

Long-term debt

The carrying value of our total long-term debt, including current maturities, was $60.0 million and $80.0 million at December 31, 2024 and 2023, respectively. The estimated fair value of our total long-term debt, including current maturities, was $56.5 million and $75.4 million at December 31, 2024 and 2023, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the Financial Accounting Standards Board.

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

Note 11. Segment Information

We have one operating and reportable segment that provides regional, inter-regional and national LTL services through a single integrated, union-free organization. We derive revenue primarily in North America and manage our business activities on a Company-wide basis. For the last three fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. Additionally, no single customer exceeds 6% of our revenue. The accounting policies of our reportable segment are the same as those described in Note 1.

Our chief operating decision maker (“CODM”), who is our President and Chief Executive Officer, reviews Company-wide financial information. The CODM uses “Net income” on our Statements of Operations to make capital allocation and spending decisions, which is initially performed as part of our annual strategic planning process. As part of our strategic planning process, we develop an annual budget for capital expenditures to support our forecasted tonnage and shipment growth. This annual capital expenditure plan, and any other spending decisions that the CODM believes will help prepare our Company for future growth, are generally considered our first priorities for allocating capital. Once those decisions are made, other capital considerations may include share repurchases, dividends, and acquisitions. The CODM monitors actual results against forecast throughout the year and evaluates necessary changes in operating activities or capital allocation. Segment assets are reported as “Total assets” on our Balance Sheets but “Total assets” are not used to measure segment performance or allocate resources.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following table presents financial information with respect to our segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue from operations	$5,814,810	$5,866,152	$6,260,077

Less significant expenses:
Salaries and wages	1,958,390	1,912,231	1,995,332
Employee benefit costs	730,924	717,445	721,503
Operating supplies and expenses	635,320	718,326	852,955
General supplies and expenses	176,546	162,416	159,998
Operating taxes and licenses	144,690	145,642	141,239
Insurance and claims	92,359	75,368	58,301
Communications and utilities	40,827	43,269	40,584
Depreciation and amortization	344,568	324,435	276,050
Purchased transportation	122,815	121,516	158,111
Miscellaneous expenses, net	24,373	4,831	15,372
Total non-operating income	(13,599)	(7,103)	(717)
Provision for income taxes	371,524	408,274	464,190
Segment net income	$1,186,073	$1,239,502	$1,377,159

See the Company’s financial statements for other financial information regarding our segment as there are no reconciling items or adjustments between segment and total Company.

Long-lived assets, which consist primarily of property and equipment, net, are all located in the United States.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

The liability for claims and insurance totaled $164.2 million at December 31, 2024, and the majority of this amount represents the self-insurance reserves for BIPD and workers’ compensation claims. The long-term portion of this liability was $91.4 million, which was included in “Other non-current liabilities”, and the remainder was included in “Claims and insurance accruals” on the Company’s Balance Sheets.

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

February 25, 2025

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

b)
Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2024, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 25, 2025, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 25, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” “Corporate Governance – Director Nominations,” “Corporate Governance - Insider Trading Policy” and “Delinquent Section 16(a) Reports” (to the extent reported therein), and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2025 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2025 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2024 and December 31, 2023

Statements of Operations – Years ended December 31, 2024, December 31, 2023 and December 31, 2022

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2024, December 31, 2023 and December 31, 2022

Statements of Cash Flows – Years ended December 31, 2024, December 31, 2023 and December 31, 2022

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

(a)(2) Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2022	$6,039	$2,128	$1,490	$6,677
2023	$6,677	$1,670	$2,239	$6,108
2024	$6,108	$2,011	$1,744	$6,375

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

FOR YEAR ENDED DECEMBER 31, 2024

Exhibit No.	Description

3.1.1

Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.1.3

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020)

3.1.4

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to exhibit 3.1(4) contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 5, 2024)

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (as amended through October 19, 2022) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on October 20, 2022)

4.1

Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023)

4.15	Description of Common Stock

4.16

Note Purchase and Private Shelf Agreement among Old Dominion Freight Line, Inc., PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., as purchasers, dated as of May 4, 2020 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 5, 2020)

4.17

First Amendment to Note Purchase and Private Shelf Agreement, dated March 22, 2023, by and among Old Dominion Freight Line, Inc., PGIM, Inc. and the other holders of the Notes (as defined therein) (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on March 23, 2023)

4.18

Third Amended and Restated Credit Agreement, dated March 22, 2023, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K filed on March 23, 2023)

4.19

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 28, 2024, among Old Dominion Freight Line, Inc., the Lenders defined therein, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 6, 2024)

4.20

Second Amendment to Note Purchase and Private Shelf Agreement, made and entered into as of August 28, 2024, by and among Old Dominion Freight Line, Inc., PGIM, Inc. and the other holders of Notes (as defined therein) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 6, 2024)

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

Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2024 Annual Meeting of Shareholders (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024)

10.19.1*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on May 20, 2005)

10.19.3*

Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on February 21, 2006)

10.19.4*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.19.7*

2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

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

19.1	Old Dominion Freight Line, Inc. Policy Statement on the Prevention of Insider Trading

23.1	Consent of Ernst & Young LLP

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Old Dominion Freight Line, Inc. Clawback Policy (as updated October 18, 2023) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024)

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2024 and 2023, (ii) the Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (iv) the Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (v) the Notes to the Financial Statements

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 25, 2025	By:	/s/ KEVIN M. FREEMAN
Kevin M. Freeman
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 25, 2025
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 25, 2025
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 25, 2025
John R. Congdon, Jr.

/s/ ANDREW S. DAVIS	Director	February 25, 2025
Andrew S. Davis

/s/ BRADLEY R. GABOSCH	Director	February 25, 2025
Bradley R. Gabosch

/s/ GREG C. GANTT	Director	February 25, 2025
Greg C. Gantt

/s/ JOHN D. KASARDA	Director	February 25, 2025
John D. Kasarda

/s/ CHERYL S. MILLER	Director	February 25, 2025
Cheryl S. Miller

/s/ WENDY T. STALLINGS	Director	February 25, 2025
Wendy T. Stallings

/s/ THOMAS A. STITH, III	Director	February 25, 2025
Thomas A. Stith, III

/s/ LEO H. SUGGS	Director	February 25, 2025
Leo H. Suggs

/s/ KEVIN M. FREEMAN	President, Chief Executive Officer and Director	February 25, 2025
Kevin M. Freeman	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Executive Vice President and Chief Financial Officer	February 25, 2025
Adam N. Satterfield	(Principal Financial Officer)

/s/ CLAYTON G. BRINKER	Vice President – Accounting and Finance	February 25, 2025
Clayton G. Brinker	(Principal Accounting Officer)