Form 10-Q
period 2025-03-31
OLD DOMINION FREIGHT LINE, INC.
filed 2025-05-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025 there were 211,325,394 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2025	December 31,
(In thousands, except share and per share data)	(Unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$97,198	$108,676
Customer receivables, less allowances of $9,509 and $9,272, respectively	545,584	501,554
Income taxes receivable	—	5,002
Other receivables	22,958	21,135
Prepaid expenses and other current assets	68,644	84,316
Total current assets	734,384	720,683

Property and equipment:
Revenue equipment	2,716,488	2,752,594
Land and structures	3,408,391	3,363,701
Other fixed assets	700,019	700,188
Leasehold improvements	14,919	14,919
Total property and equipment	6,839,817	6,831,402
Less: Accumulated depreciation	(2,342,456)	(2,325,971)
Net property and equipment	4,497,361	4,505,431

Other assets	259,549	265,281
Total assets	$5,491,294	$5,491,395

Note: The Condensed Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2025	December 31,
(In thousands, except share and per share data)	(Unaudited)	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,240	$91,819
Compensation and benefits	233,260	285,421
Claims and insurance accruals	73,407	72,846
Other accrued liabilities	69,167	70,443
Income taxes payable	77,279	—
Current maturities of long-term debt	20,000	20,000
Total current liabilities	557,353	540,529

Long-term liabilities:
Long-term debt	39,990	39,987
Other non-current liabilities	276,697	284,361
Deferred income taxes	381,930	381,930
Total long-term liabilities	698,617	706,278
Total liabilities	1,255,970	1,246,807

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 211,929,275 and 212,984,747 shares outstanding at March 31, 2025 and December 31, 2024, respectively	21,193	21,298
Capital in excess of par value	226,576	228,081
Retained earnings	3,987,555	3,995,209
Total shareholders’ equity	4,235,324	4,244,588
Total liabilities and shareholders’ equity	$5,491,294	$5,491,395

Note: The Condensed Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024
Revenue from operations	$1,374,858	$1,460,073

Operating expenses:
Salaries, wages and benefits	658,085	668,390
Operating supplies and expenses	149,892	172,472
General supplies and expenses	39,880	45,576
Operating taxes and licenses	35,603	35,838
Insurance and claims	17,480	18,194
Communications and utilities	10,803	10,995
Depreciation and amortization	89,132	84,531
Purchased transportation	27,663	30,710
Miscellaneous expenses, net	8,265	6,941
Total operating expenses	1,036,803	1,073,647

Operating income	338,055	386,426

Non-operating (income) expense:
Interest expense	2	37
Interest income	(1,662)	(7,372)
Other expense, net	1,071	879
Total non-operating income	(589)	(6,456)

Income before income taxes	338,644	392,882

Provision for income taxes	83,984	100,578

Net income	$254,660	$292,304

Earnings per share:
Basic	$1.20	$1.34
Diluted	$1.19	$1.34

Weighted average shares outstanding:
Basic	212,402	217,594
Diluted	213,484	218,808

Dividends declared per share	$0.28	$0.26

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2025 and 2024
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2024	212,985	$21,298	$228,081	$3,995,209	$4,244,588
Net income	—	—	—	254,660	254,660
Share repurchases, including transaction costs	(1,116)	(112)	—	(202,870)	(202,982)
Cash dividends declared ($0.28 per share)	—	—	—	(59,444)	(59,444)
Share-based compensation and share issuances, net of forfeitures	84	9	3,001	—	3,010
Taxes paid in exchange for shares withheld	(24)	(2)	(4,506)	—	(4,508)
Balance as of March 31, 2025	211,929	$21,193	$226,576	$3,987,555	$4,235,324

Balance as of December 31, 2023	217,931	$21,793	$231,449	$4,004,569	$4,257,811
Net income	—	—	—	292,304	292,304
Share repurchases, including transaction costs	(422)	(42)	—	(85,910)	(85,952)
Cash dividends declared ($0.26 per share)	—	—	—	(56,583)	(56,583)
Share-based compensation and share issuances, net of forfeitures	133	13	3,321	—	3,334
Taxes paid in exchange for shares withheld	(43)	(4)	(9,273)	—	(9,277)
Balance as of March 31, 2024	217,599	$21,760	$225,497	$4,154,380	$4,401,637

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$254,660	$292,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,135	84,534
Loss on disposal of property and equipment	1,739	726
Other, net	7,384	7,732
Changes in operating assets and liabilities, net	(16,399)	38,597
Net cash provided by operating activities	336,519	423,893

Cash flows from investing activities:
Purchase of property and equipment	(88,149)	(119,511)
Proceeds from sale of property and equipment	5,232	1,559
Net cash used in investing activities	(82,917)	(117,952)

Cash flows from financing activities:
Payments for share repurchases	(201,077)	(85,280)
Dividends paid	(59,495)	(56,633)
Other financing activities, net	(4,508)	(16,853)
Net cash used in financing activities	(265,080)	(158,766)

(Decrease) increase in cash and cash equivalents	(11,478)	147,175
Cash and cash equivalents at beginning of period	108,676	433,799
Cash and cash equivalents at end of period	$97,198	$580,974

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies

Business

We are one of the largest North American less-than-truckload (“LTL”) motor carriers. We provide regional, inter-regional and national LTL services through a single integrated, union-free organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. We have one operating and reportable segment as described in Note 6. The composition of our revenue is summarized below:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
LTL services	$1,360,839	$1,446,733
Other services	14,019	13,340
Total revenue from operations	$1,374,858	$1,460,073

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2025.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in this Form 10-Q.

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

At March 31, 2025, we had $2.06 billion remaining authorized under the 2023 Repurchase Program.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose additional disclosure of the nature of expenses included on the statements of operations as well as disclosures about specific types of expenses included in the expense captions presented on the statements of operations in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. While the new accounting rules will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures.

Note 2. Earnings Per Share

Basic earnings per share is computed by dividing net income by the daily weighted average number of shares of our common stock outstanding for the period, excluding unvested restricted stock. Unvested restricted stock is included in common shares outstanding on our Condensed Balance Sheets.

Diluted earnings per share is computed using the treasury stock method. The denominator used in calculating diluted earnings per share includes the impact of unvested restricted stock and other dilutive, non-participating securities under our equity award agreements. Contingently issuable shares under performance-based award agreements are included in, or excluded from, the denominator depending on whether the performance target is deemed to have been achieved, or not to have been achieved, using the assumption that the end of the reporting period is treated as the end of the contingency period.

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Weighted average shares outstanding - basic	212,402	217,594
Dilutive effect of share-based awards	1,082	1,214
Weighted average shares outstanding - diluted	213,484	218,808

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Senior notes	$59,990	$59,987
Credit agreement borrowings	—	—
Total long-term debt	59,990	59,987
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$39,990	$39,987

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first two principal payments of $20.0 million each were paid on May 4, 2023 and 2024, respectively. The remaining $60.0 million will be paid in three equal annual installments of $20.0 million through May 4, 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (as subsequently amended, the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

Credit Agreement

The Credit Agreement, which matures in May 2028, provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. The Credit Agreement allows for up to $100.0 million to be utilized for letters of credit against the line of credit.

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

There were $35.3 million and $37.7 million of outstanding letters of credit at March 31, 2025 and December 31, 2024, respectively.

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

Note 5. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $60.0 million at both March 31, 2025 and December 31, 2024. The estimated fair value of our total long-term debt, including current maturities, was $57.2 million and $56.5 million at March 31, 2025 and December 31, 2024, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

Note 6. Segment Information

We have one operating and reportable segment that provides regional, inter-regional and national LTL services through a single integrated, union-free organization. We derive revenue primarily in North America and manage our business activities on a Company-wide basis. The accounting policies of our reportable segment are the same as those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our chief operating decision maker (“CODM”), who is our President and Chief Executive Officer, reviews Company-wide financial information. The CODM uses “Net income” on our Condensed Statements of Operations to make capital allocation and spending decisions, which is initially performed as part of our annual strategic planning process. As part of our strategic planning process, we develop an annual budget for capital expenditures to support our forecasted tonnage and shipment growth. This annual capital expenditure plan, and any other spending decisions that the CODM believes will help prepare our Company for future growth, are generally considered our first priorities for allocating capital. Once those decisions are made, other capital considerations may include share repurchases, dividends, and acquisitions. The CODM monitors actual results against forecast throughout the year and evaluates necessary changes in operating activities or capital allocation. Segment assets are reported as “Total assets” on our Condensed Balance Sheets but “Total assets” are not used to measure segment performance or allocate resources. Long-lived assets, which consist primarily of net property and equipment, are all located in the United States.

The following table presents financial information with respect to our segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Revenue from operations	$1,374,858	$1,460,073

Less significant expenses:
Salaries and wages	476,270	492,881
Employee benefit costs	181,815	175,509
Operating supplies and expenses	149,892	172,472
General supplies and expenses	39,880	45,576
Operating taxes and licenses	35,603	35,838
Insurance and claims	17,480	18,194
Communications and utilities	10,803	10,995
Depreciation and amortization	89,132	84,531
Purchased transportation	27,663	30,710
Miscellaneous expenses, net	8,265	6,941
Total non-operating income	(589)	(6,456)
Provision for income taxes	83,984	100,578
Segment net income	$254,660	$292,304

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2025	2024
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	47.9	45.8
Operating supplies and expenses	10.9	11.8
General supplies and expenses	2.9	3.1
Operating taxes and licenses	2.6	2.5
Insurance and claims	1.3	1.2
Communications and utilities	0.8	0.7
Depreciation and amortization	6.5	5.8
Purchased transportation	2.0	2.1
Miscellaneous expenses, net	0.5	0.5
Total operating expenses	75.4	73.5

Operating income	24.6	26.5

Interest income, net	(0.1)	(0.5)
Other expense, net	0.1	0.1

Income before income taxes	24.6	26.9

Provision for income taxes	6.1	6.9

Net income	18.5%	20.0%

Key financial and operating metrics for the three-month periods ended March 31, 2025 and 2024 are presented below:

	Three Months Ended
	March 31,
	2025	2024	% Change
Work days	63	64	(1.6)%
Revenue (in thousands)	$1,374,858	$1,460,073	(5.8)%
Operating ratio	75.4%	73.5%
Net income (in thousands)	$254,660	$292,304	(12.9)%
Diluted earnings per share	$1.19	$1.34	(11.2)%
LTL tons (in thousands)	2,087	2,264	(7.8)%
LTL tonnage per day	33,135	35,380	(6.3)%
LTL shipments (in thousands)	2,808	3,004	(6.5)%
LTL shipments per day	44,566	46,931	(5.0)%
LTL weight per shipment (lbs.)	1,487	1,508	(1.4)%
LTL revenue per hundredweight	$32.67	$31.98	2.2%
LTL revenue per shipment	$485.79	$482.24	0.7%
Average length of haul (miles)	916	919	(0.3)%

Our financial results for the first quarter of 2025 reflect continued softness in the domestic economy, which contributed to the decline in our revenue, net income and diluted earnings per share. We maintained our commitment to providing superior customer service as we provided our customers with 99% on-time service and a cargo claims ratio below 0.1% during the quarter. This service performance supported the continued improvement in our yield. We also maintained our focus on operating efficiently and controlling discretionary spending during the quarter, although the deleveraging effect from the decrease in revenue and the increase in depreciation expense due to the ongoing execution of our capital expenditure program led to an increase in our operating ratio. As a result, our net income and diluted earnings per share decreased by 12.9% and 11.2%, respectively, as compared to the first quarter of 2024.

Revenue

Our revenue in the first quarter of 2025 decreased $85.2 million, or 5.8%, when compared to the first quarter of 2024 due to a decrease in volumes that was partially offset by an increase in LTL revenue per hundredweight. LTL tonnage per day decreased 6.3% primarily due to a 5.0% decrease in LTL shipments per day and a 1.4% decrease in LTL weight per shipment, reflecting the continued softness in the domestic economic environment. This decrease in our volumes was partially offset by a 2.2% increase in our LTL revenue per hundredweight, which includes the impact of lower fuel surcharges resulting from a decline in the average price of diesel fuel from the comparable period. Excluding fuel surcharges, LTL revenue per hundredweight increased 4.1% in the first quarter of 2025 as compared to the first quarter of 2024. We believe the increase in our LTL revenue-per-hundredweight metrics was driven by the ongoing execution of our yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

April 2025 Update

Revenue per day decreased 5.5% in April 2025 compared to the same month last year. LTL tons per day decreased 8.8%, due to a 6.1% decrease in LTL shipments per day and a 2.8% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 3.6% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 6.2% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits decreased $10.3 million, or 1.5%, in the first quarter of 2025 as compared to the first quarter of 2024, due to a $16.6 million, or 3.4%, decrease in salaries and wages that was partially offset by a $6.3 million, or 3.6%, increase in employee benefit costs.

The decrease in salaries and wages was primarily due to the 4.7% decrease in our average number of active full-time employees compared to the first quarter of 2024 as we balanced our workforce with current shipping trends. Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 24.7% in the first quarter of 2025 as compared to 24.1% in the first quarter of 2024. Despite the decrease in network density that generally results from the decline in volumes, we continued to operate efficiently in first quarter of 2025. Our P&D and platform operations improved in the first quarter of 2025 compared to the first quarter of 2024, which helped offset the reduction in our linehaul laden load factor. Our other salaries and wages as a percent of revenue increased to 10.0% in the first quarter of 2025 as compared to 9.7% in the first quarter of 2024.

The costs attributable to employee benefits increased in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to higher costs associated with our group health and dental plans. The increase in group health benefit costs were primarily due to increases in costs per claim in the first quarter of 2025 as compared to the first quarter of 2024. As a result, employee benefit costs as a percent of salaries and wages increased to 38.2% in the first quarter of 2025 from 35.6% in the first quarter of 2024.

Operating supplies and expenses decreased $22.6 million, or 13.1%, in the first quarter of 2025 as compared to the first quarter of 2024 due primarily to decreases in our costs for diesel fuel used in our vehicles as well as lower maintenance and repair costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 10.5% in the first quarter of 2025 as compared to the first quarter of 2024. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 6.6% in the first quarter of 2025 as compared to the first quarter of 2024 due primarily to a decrease in miles driven. Additionally, our other operating supplies and expenses as a percent of revenue decreased between the periods compared, due primarily to lower maintenance and repair costs. The improvement in the average age of our fleet by consistently executing our capital expenditure programs contributed to the improvement in our maintenance and repair costs.

Depreciation and amortization costs increased $4.6 million, or 5.4%, in the first quarter of 2025 as compared to the first quarter of 2024, due primarily to the increases in depreciation costs of the assets acquired as part of our 2024 and 2025 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2025 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate for the first quarter of 2025 was 24.8% as compared to 25.6% for the first quarter of 2024. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other discrete or non-deductible items. In the first quarter of 2025, our effective tax rate was favorably impacted by the timing of federal tax credit purchases.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash and cash equivalents at beginning of period	$108,676	$433,799
Cash flows provided by (used in):
Operating activities	336,519	423,893
Investing activities	(82,917)	(117,952)
Financing activities	(265,080)	(158,766)
(Decrease) increase in cash and cash equivalents	(11,478)	147,175
Cash and cash equivalents at end of period	$97,198	$580,974

The change in our cash flows provided by operating activities during the first quarter of 2025 as compared to the first quarter of 2024 was due to decreases in net income and in certain working capital accounts, primarily related to changes in customer and other receivables.

The decline in our cash flows used in investing activities during the first quarter of 2025 as compared to the first quarter of 2024 was due primarily to the reduction in our 2025 capital expenditures plan as compared to 2024. Changes in our capital expenditures are more fully described below in “Capital Expenditures.”

The increase in our cash flows used in financing activities during the first quarter of 2025 as compared to the first quarter of 2024 was due primarily to higher repurchases of our common stock and higher cash utilized for dividend payments to our shareholders. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the three-month period ended March 31, 2025 and the years ended December 31, 2024 and 2023:

	March 31,	December 31,
(In thousands)	2025	2024	2023
Land and structures	$49,866	$373,416	$291,070
Tractors	25,629	218,682	203,417
Trailers	5,952	103,919	181,534
Technology	3,969	28,037	44,358
Other equipment and assets	2,733	47,264	36,930
Proceeds from sales	(5,232)	(20,124)	(48,637)
Total	$82,917	$751,194	$708,672

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

We currently estimate capital expenditures will be approximately $450 million for the year ending December 31, 2025, which is a $125 million reduction from our initial plan due to the current economic environment. Approximately $210 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $190 million is allocated for the purchase of tractors and trailers; and approximately $50 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under the Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

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

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At March 31, 2025, we had $2.06 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.28 per share for the first quarter of 2025, and declared a cash dividend of $0.26 per share for each quarter of 2024.

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

Credit Agreement

The Credit Agreement, which matures in May 2028, provides for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature, which if fully exercised and approved, would expand the total borrowing capacity up to an aggregate of $400.0 million. The Credit Agreement allows for up to $100.0 million to be utilized for letters of credit against the line of credit.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2025	2024
Credit Agreement limit	$250,000	$250,000
Credit Agreement borrowings	—	—
Outstanding letters of credit	(35,272)	(37,702)
Credit Agreement availability	$214,728	$212,298

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2025.

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

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024 that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, compliance with regulations, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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
•
the impact on our customers’ and suppliers’ businesses of various economic factors such as recessions, inflation, downturns in the economy, global uncertainty and instability, changes in international trade policies, changes in U.S. social, political, and regulatory conditions or a disruption of financial markets;
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
•
expectations relating to evolving environmental, social and governance considerations and related reporting obligations;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose for the three months ended March 31, 2025.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2025:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1-31, 2025	312,012	$184.61	310,476	$2,205,129,858
February 1-28, 2025	384,709	$189.04	365,173	$2,136,232,931
March 1-31, 2025	442,876	$169.94	440,550	$2,061,382,341
Total	1,139,597	$180.40	1,116,199
(1)
Total number of shares purchased during the quarter includes 23,398 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
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

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At March 31, 2025, we had $2.06 billion remaining authorized under the 2023 Repurchase Program.

Item 5. Other Information

During the three months ended March 31, 2025, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 6, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2025 and December 31, 2024, (ii) the Condensed Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 6, 2025	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	May 6, 2025	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)