Form 10-Q
period 2025-06-30
OLD DOMINION FREIGHT LINE, INC.
filed 2025-08-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025 there were 210,168,137 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
(In thousands, except share and per share data)	(Unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$24,057	$108,676
Customer receivables, less allowances of $9,366 and $9,272, respectively	530,466	501,554
Income taxes receivable	34,140	5,002
Other receivables	21,327	21,135
Prepaid expenses and other current assets	88,153	84,316
Total current assets	698,143	720,683

Property and equipment:
Revenue equipment	2,777,319	2,752,594
Land and structures	3,492,344	3,363,701
Other fixed assets	682,559	700,188
Leasehold improvements	14,959	14,919
Total property and equipment	6,967,181	6,831,402
Less: Accumulated depreciation	(2,376,745)	(2,325,971)
Net property and equipment	4,590,436	4,505,431

Other assets	262,517	265,281
Total assets	$5,551,096	$5,491,395

Note: The Condensed Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2025	December 31,
(In thousands, except share and per share data)	(Unaudited)	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,675	$91,819
Compensation and benefits	256,771	285,421
Claims and insurance accruals	75,110	72,846
Other accrued liabilities	69,307	70,443
Current maturities of long-term debt	20,000	20,000
Total current liabilities	506,863	540,529

Long-term liabilities:
Long-term debt	149,992	39,987
Other non-current liabilities	281,680	284,361
Deferred income taxes	381,930	381,930
Total long-term liabilities	813,602	706,278
Total liabilities	1,320,465	1,246,807

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 210,595,766 and 212,984,747 shares outstanding at June 30, 2025 and December 31, 2024, respectively	21,060	21,298
Capital in excess of par value	228,625	228,081
Retained earnings	3,980,946	3,995,209
Total shareholders’ equity	4,230,631	4,244,588
Total liabilities and shareholders’ equity	$5,551,096	$5,491,395

Note: The Condensed Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue from operations	$1,407,724	$1,498,697	$2,782,582	$2,958,770

Operating expenses:
Salaries, wages and benefits	672,093	683,784	1,330,178	1,352,174
Operating supplies and expenses	142,457	161,020	292,349	333,492
General supplies and expenses	41,676	44,371	81,556	89,947
Operating taxes and licenses	34,983	36,282	70,586	72,120
Insurance and claims	18,794	17,141	36,274	35,335
Communications and utilities	9,296	10,158	20,099	21,153
Depreciation and amortization	90,663	84,563	179,795	169,094
Purchased transportation	28,544	32,010	56,207	62,720
Miscellaneous expenses, net	11,323	7,677	19,588	14,618
Total operating expenses	1,049,829	1,077,006	2,086,632	2,150,653

Operating income	357,895	421,691	695,950	808,117

Non-operating expense (income):
Interest expense	6	131	8	168
Interest income	(684)	(5,961)	(2,346)	(13,333)
Other expense, net	1,357	1,075	2,428	1,954
Total non-operating expense (income)	679	(4,755)	90	(11,211)

Income before income taxes	357,216	426,446	695,860	819,328

Provision for income taxes	88,590	104,401	172,574	204,979

Net income	$268,626	$322,045	$523,286	$614,349

Earnings per share:
Basic	$1.27	$1.49	$2.47	$2.83
Diluted	$1.27	$1.48	$2.46	$2.82

Weighted average shares outstanding:
Basic	211,083	216,369	211,739	216,981
Diluted	212,164	217,541	212,821	218,174

Dividends declared per share	$0.28	$0.26	$0.56	$0.52

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2025 and 2024
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of March 31, 2025	211,929	$21,193	$226,576	$3,987,555	$4,235,324
Net income	—	—	—	268,626	268,626
Share repurchases, including transaction costs	(1,356)	(135)	—	(216,182)	(216,317)
Cash dividends declared ($0.28 per share)	—	—	—	(59,053)	(59,053)
Share-based compensation and share issuances, net of forfeitures	29	3	3,106	—	3,109
Taxes paid in exchange for shares withheld	(6)	(1)	(1,057)	—	(1,058)
Balance as of June 30, 2025	210,596	$21,060	$228,625	$3,980,946	$4,230,631

Balance as of March 31, 2024	217,599	$21,760	$225,497	$4,154,380	$4,401,637
Net income	—	—	—	322,045	322,045
Share repurchases, including transaction costs	(2,868)	(287)	—	(516,612)	(516,899)
Forward contract for accelerated share repurchases	—	—	(40,000)	—	(40,000)
Cash dividends declared ($0.26 per share)	—	—	—	(55,974)	(55,974)
Share-based compensation and share issuances, net of forfeitures	37	4	2,952	—	2,956
Taxes paid in exchange for shares withheld	(10)	(1)	(1,865)	—	(1,866)
Balance as of June 30, 2024	214,758	$21,476	$186,584	$3,903,839	$4,111,899

	Six Months Ended June 30, 2025 and 2024
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2024	212,985	$21,298	$228,081	$3,995,209	$4,244,588
Net income	—	—	—	523,286	523,286
Share repurchases, including transaction costs	(2,472)	(247)	—	(419,052)	(419,299)
Cash dividends declared ($0.56 per share)	—	—	—	(118,497)	(118,497)
Share-based compensation and share issuances, net of forfeitures	113	12	6,107	—	6,119
Taxes paid in exchange for shares withheld	(30)	(3)	(5,563)	—	(5,566)
Balance as of June 30, 2025	210,596	$21,060	$228,625	$3,980,946	$4,230,631

Balance as of December 31, 2023	217,931	$21,793	$231,449	$4,004,569	$4,257,811
Net income	—	—	—	614,349	614,349
Share repurchases, including transaction costs	(3,290)	(329)	—	(602,522)	(602,851)
Forward contract for accelerated share repurchases	—	—	(40,000)	—	(40,000)
Cash dividends declared ($0.52 per share)	—	—	—	(112,557)	(112,557)
Share-based compensation and share issuances, net of forfeitures	170	17	6,273	—	6,290
Taxes paid in exchange for shares withheld	(53)	(5)	(11,138)	—	(11,143)
Balance as of June 30, 2024	214,758	$21,476	$186,584	$3,903,839	$4,111,899

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$523,286	$614,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,800	169,100
Loss on disposal of property and equipment	3,335	1,300
Other, net	15,033	15,005
Changes in operating assets and liabilities, net	(99,088)	11,994
Net cash provided by operating activities	622,366	811,748

Cash flows from investing activities:
Purchase of property and equipment	(275,313)	(357,638)
Proceeds from sale of property and equipment	7,062	4,829
Purchase of short-term investments	—	(30,000)
Other investing	100	—
Net cash used in investing activities	(268,151)	(382,809)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(20,000)	(20,000)
Net borrowings under our credit agreement	130,000	—
Payments for share repurchases	(424,584)	(597,113)
Forward contract for accelerated share repurchases	—	(40,000)
Dividends paid	(118,527)	(112,584)
Other financing activities, net	(5,723)	(18,737)
Net cash used in financing activities	(438,834)	(788,434)

Decrease in cash and cash equivalents	(84,619)	(359,495)
Cash and cash equivalents at beginning of period	108,676	433,799
Cash and cash equivalents at end of period	$24,057	$74,304

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
LTL services	$1,395,112	$1,484,967	$2,755,951	$2,931,700
Other services	12,612	13,730	26,631	27,070
Total revenue from operations	$1,407,724	$1,498,697	$2,782,582	$2,958,770

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2025.

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

At June 30, 2025, we had $1.85 billion remaining authorized under the 2023 Repurchase Program.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose additional information about the nature of expenses included on the statements of operations as well as information about specific types of expenses included in the expense captions presented on the statements of operations in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. While the new accounting rules will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures.

Recent Legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”), which includes a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. We are evaluating the full effects of the Act on our financial statements, but we do not expect it to have a material impact.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Weighted average shares outstanding - basic	211,083	216,369	211,739	216,981
Dilutive effect of share-based awards	1,081	1,172	1,082	1,193
Weighted average shares outstanding - diluted	212,164	217,541	212,821	218,174

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Senior notes	$39,992	$59,987
Credit agreement borrowings	130,000	—
Total long-term debt	169,992	59,987
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$149,992	$39,987

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first three principal payments of $20.0 million each were paid in May of 2023, 2024 and 2025. The remaining $40.0 million will be paid in two equal annual installments of $20.0 million in May 2026 and May 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (as subsequently amended on May 23, 2025, the “Credit Agreement”) or other senior promissory notes issued pursuant to the Note Agreement.

Credit Agreement

The Credit Agreement, which matures in March 2028, initially provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature. On May 23, 2025, we exercised the accordion feature and entered into an amendment to the Credit Agreement to increase the total borrowing capacity from existing lenders by $150.0 million to an aggregate of $400.0 million. The Credit Agreement allows for up to $100.0 million to be utilized for letters of credit against the line of credit, which was unchanged by the amendment.

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

There were $38.2 million and $37.7 million of outstanding letters of credit at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had $231.8 million of borrowing availability under the Credit Agreement after taking into account Credit Agreement borrowings and letters of credit.

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

Note 5. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $170.0 million and $60.0 million at June 30, 2025 and December 31, 2024, respectively. The estimated fair value of our total long-term debt, including current maturities, was $168.4 million and $56.5 million at June 30, 2025 and December 31, 2024, respectively. The carrying value of our borrowings under our Credit Agreement approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

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

The following table presents financial information with respect to our segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Revenue from operations	$1,407,724	$1,498,697	$2,782,582	$2,958,770

Less significant expenses:
Salaries and wages	481,633	498,491	957,903	991,372
Employee benefit costs	190,460	185,293	372,275	360,802
Operating supplies and expenses	142,457	161,020	292,349	333,492
General supplies and expenses	41,676	44,371	81,556	89,947
Operating taxes and licenses	34,983	36,282	70,586	72,120
Insurance and claims	18,794	17,141	36,274	35,335
Communications and utilities	9,296	10,158	20,099	21,153
Depreciation and amortization	90,663	84,563	179,795	169,094
Purchased transportation	28,544	32,010	56,207	62,720
Miscellaneous expenses, net	11,323	7,677	19,588	14,618
Total non-operating expense (income)	679	(4,755)	90	(11,211)
Provision for income taxes	88,590	104,401	172,574	204,979
Segment net income	$268,626	$322,045	$523,286	$614,349

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	47.7	45.6	47.8	45.7
Operating supplies and expenses	10.1	10.7	10.5	11.3
General supplies and expenses	3.0	3.0	2.9	3.0
Operating taxes and licenses	2.5	2.4	2.5	2.5
Insurance and claims	1.3	1.2	1.3	1.2
Communications and utilities	0.7	0.7	0.7	0.7
Depreciation and amortization	6.4	5.6	6.5	5.6
Purchased transportation	2.0	2.2	2.0	2.1
Miscellaneous expenses, net	0.9	0.5	0.8	0.6
Total operating expenses	74.6	71.9	75.0	72.7

Operating income	25.4	28.1	25.0	27.3

Interest income, net	(0.0)	(0.5)	(0.1)	(0.5)
Other expense, net	0.0	0.1	0.1	0.1

Income before income taxes	25.4	28.5	25.0	27.7

Provision for income taxes	6.3	7.0	6.2	6.9

Net income	19.1%	21.5%	18.8%	20.8%

Key financial and operating metrics are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	% Change	2025	2024	% Change
Work days	64	64	—%	127	128	(0.8)%
Revenue (in thousands)	$1,407,724	$1,498,697	(6.1)%	$2,782,582	$2,958,770	(6.0)%
Operating ratio	74.6%	71.9%		75.0%	72.7%
Net income (in thousands)	$268,626	$322,045	(16.6)%	$523,286	$614,349	(14.8)%
Diluted earnings per share	$1.27	$1.48	(14.2)%	$2.46	$2.82	(12.8)%
LTL tons (in thousands)	2,123	2,340	(9.3)%	4,211	4,604	(8.5)%
LTL tonnage per day	33,178	36,560	(9.3)%	33,157	35,970	(7.8)%
LTL shipments (in thousands)	2,874	3,100	(7.3)%	5,682	6,104	(6.9)%
LTL shipments per day	44,907	48,444	(7.3)%	44,738	47,687	(6.2)%
LTL weight per shipment (lbs.)	1,478	1,509	(2.1)%	1,482	1,509	(1.8)%
LTL revenue per hundredweight	$32.84	$31.77	3.4%	$32.76	$31.87	2.8%
LTL revenue per shipment	$485.31	$479.48	1.2%	$485.55	$480.84	1.0%
Average length of haul (miles)	912	918	(0.7)%	914	919	(0.5)%

Our financial results for the second quarter and first six months of 2025 reflect continued softness in the domestic economy, which contributed to the decline in our revenue, net income and diluted earnings per share. We maintained our commitment to superior customer service by providing our customers with 99% on-time service and a cargo claims ratio of 0.1% during the quarter. This service performance supported the continued improvement in our yield. We also maintained our focus on operating efficiently and controlling discretionary spending during the quarter, although the deleveraging effect from the decrease in revenue and the increase in depreciation expense led to an increase in our operating ratio. As a result, our net income and diluted earnings per share decreased by 16.6% and 14.2%, respectively, for the second quarter of 2025 as compared to the same period of 2024 and decreased 14.8% and 12.8%, respectively, for the first six months of 2025 as compared to the same period of 2024.

Revenue

Our revenue decreased $91.0 million, or 6.1%, and $176.2 million, or 6.0%, in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024, primarily due to a decrease in volumes. LTL tonnage per day decreased 9.3% and 7.8% in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024, due to a combination of the decreases in both LTL shipments per day and LTL weight per shipment, which reflects continued softness in the domestic economic environment.

The decrease in our volumes was partially offset by an increase in our LTL revenue per hundredweight of 3.4% and 2.8% in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024. These changes include the impact of lower fuel surcharges that resulted from a decline in the average price of diesel fuel during the comparable periods. Excluding fuel surcharges, LTL revenue per hundredweight increased 5.3% and 4.7% in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024. We believe the increase in our LTL revenue-per-hundredweight metrics in the second quarter and first six months of 2025, as compared to the same periods of 2024, was driven by the ongoing execution of our long-term yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

July 2025 Update

Revenue per day decreased 4.5% in July 2025 as compared to the same month last year. LTL tons per day decreased 8.3%, due to a 7.2% decrease in LTL shipments per day and a 1.1% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 4.2% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 4.6% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased $11.7 million, or 1.7%, in the second quarter of 2025 as compared to the second quarter of 2024, due to a $16.9 million, or 3.4%, decrease in salaries and wages that was partially offset by a $5.2 million, or 2.8%, increase in employee benefit costs. Salaries, wages and benefits decreased $22.0 million, or 1.6%, in the first six months of 2025 as compared to the same period of 2024, due to a $33.5 million, or 3.4%, decrease in salaries and wages that was partially offset by an $11.5 million, or 3.2%, increase in employee benefit costs.

The decrease in salaries and wages in the second quarter and first six months of 2025, as compared to the same periods of 2024, was primarily due to the decrease of 4.8% and 4.7%, respectively, in our average number of active full-time employees as we balanced our workforce with current shipping trends. Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 24.4% and 24.5%, respectively, in the second quarter and first six months of 2025, as compared to 23.7% and 23.9%, respectively, in the same periods of 2024 as a result of the decrease in network density. Despite this decrease in network density that generally results from the decline in volumes, our team continued to deliver superior service to our customers while also focusing on operating efficiencies. Our other salaries and wages as a percent of revenue increased to 9.8% and 9.9%, respectively, in the second quarter and first six months of 2025, as compared to 9.5% and 9.6%, respectively, in the same periods of 2024.

The costs attributable to employee benefits increased in both the second quarter and the first six months of 2025, as compared to the same periods of 2024, primarily due to higher costs associated with our group health and dental plans. The increase in group health benefit costs was primarily due to increases in the average costs per claim in the second quarter and the first six months of 2025. As a result, employee benefit costs as a percent of salaries and wages increased to 39.5% in the second quarter of 2025 from 37.2% in the comparable period of 2024 and increased to 38.9% in the first six months of 2025 from 36.4% in the comparable period of 2024.

Operating supplies and expenses decreased $18.6 million, or 11.5%, and $41.1 million, or 12.3%, in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024, primarily due to decreases in our costs for diesel fuel used in our vehicles as well as lower maintenance and repair costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 10.9% and 10.6% in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 8.0% and 7.3% in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024, primarily due to a decrease in miles driven. Additionally, our other operating supplies and expenses decreased between the periods compared primarily due to lower maintenance and repair costs driven by improvement in the average age of our fleet that resulted from our consistent execution of our capital expenditure programs.

Depreciation and amortization costs increased $6.1 million, or 7.2%, and $10.7 million, or 6.3%, in the second quarter and first six months of 2025, respectively, as compared to the same periods of 2024, primarily due to the increases in depreciation costs of the assets acquired as part of our 2024 and 2025 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2025 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate was 24.8% for both the second quarter and first six months of 2025, as compared to 24.5% and 25.0%, respectively, for the second quarter and first six months of 2024. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-taxable or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash and cash equivalents at beginning of period	$108,676	$433,799
Cash flows provided by (used in):
Operating activities	622,366	811,748
Investing activities	(268,151)	(382,809)
Financing activities	(438,834)	(788,434)
Decrease in cash and cash equivalents	(84,619)	(359,495)
Cash and cash equivalents at end of period	$24,057	$74,304

The change in our cash flows provided by operating activities during the first six months of 2025 as compared to the first six months of 2024 was due to decreases in net income and in certain working capital accounts, primarily related to changes in net income taxes and customer and other receivables.

The change in our cash flows used in investing activities during the first six months of 2025 as compared to the first six months of 2024 was primarily due to the reduction in our 2025 capital expenditure plan as compared to 2024. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during the first six months of 2025 as compared to the first six months of 2024 was primarily due to lower repurchases of our common stock in the first six months of 2025, as we entered into an accelerated share repurchase agreement in the second quarter of 2024, and an increase in net borrowings under our credit agreement in the second quarter of 2025. Our repurchases of common stock and financing arrangements are more fully described below under “Stock Repurchase Program” and “Financing Agreements,” respectively.

We have four primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, dated March 22, 2023 (as subsequently amended on May 23, 2025, the “Credit Agreement”), and our Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (as subsequently amended, the “Note Agreement”). The Credit Agreement and the Note Agreement are described in more detail below under “Financing Agreements.” We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the six-month period ended June 30, 2025 and the years ended December 31, 2024 and 2023:

	June 30,	December 31,
(In thousands)	2025	2024	2023
Land and structures	$120,613	$373,416	$291,070
Tractors	104,949	218,682	203,417
Trailers	20,784	103,919	181,534
Technology	8,283	28,037	44,358
Other equipment and assets	20,684	47,264	36,930
Less: Proceeds from sales	(7,062)	(20,124)	(48,637)
Total	$268,251	$751,194	$708,672

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% to 15% of our revenue on capital expenditures each year, and we generally expect to continue to maintain a level of capital expenditures in order to support our long-term plan for market share growth. There could be years, however, where our annual capital expenditure plan is above or below this range as we balance the size of our service center network and operating fleet with anticipated growth.

We currently estimate capital expenditures will be approximately $450 million for the year ending December 31, 2025. Approximately $210 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $190 million is allocated for the purchase of tractors and trailers; and approximately $50 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and borrowings available under the Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

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

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At June 30, 2025, we had $1.85 billion remaining authorized under the 2023 Repurchase Program.

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

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.28 per share for each of the first three quarters of 2025 and declared a cash dividend of $0.26 per share for each quarter of 2024.

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first three principal payments of $20.0 million each were paid in May of 2023, 2024 and 2025. The remaining $40.0 million will be paid in two equal annual installments of $20.0 million in May 2026 and May 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement or other senior promissory notes issued pursuant to the Note Agreement.

Credit Agreement

The Credit Agreement, which matures in March 2028, initially provided for a five-year, $250.0 million senior unsecured revolving line of credit and a $150.0 million accordion feature. On May 23, 2025, we exercised the accordion feature and entered into an amendment to the Credit Agreement to increase the total borrowing capacity from existing lenders by $150.0 million to an aggregate of $400.0 million. The Credit Agreement allows for up to $100.0 million to be utilized for letters of credit against the line of credit, which was unchanged by the amendment.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	June 30,	December 31,
(In thousands)	2025	2024
Credit Agreement limit	$400,000	$250,000
Credit Agreement borrowings	(130,000)	—
Outstanding letters of credit	(38,181)	(37,702)
Credit Agreement availability	$231,819	$212,298

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended June 30, 2025.

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

•
expectations relating to evolving sustainability considerations and related reporting obligations;
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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2025:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1-30, 2025	524,230	$153.22	521,910	$1,981,442,081
May 1-31, 2025	466,063	$161.03	463,912	$1,906,723,150
June 1-30, 2025	372,164	$160.86	370,015	$1,847,200,093
Total	1,362,457	$157.98	1,355,837
(1)
Total number of shares purchased during the quarter includes 6,620 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our 2016 Stock Incentive Plan.
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

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At June 30, 2025, we had $1.85 billion remaining authorized under the 2023 Repurchase Program.

Item 5. Other Information

During the three months ended June 30, 2025, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description

4.21

Second Amendment to Third Amended and Restated Credit Agreement and Commitment Increase Agreement, dated as of May 23, 2025, among Old Dominion Freight Line, Inc., the Lenders defined therein, and Wells Fargo Bank, National Association, as administrative agent

10.24

Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 contained in the Company's Registration Statement on Form S-8 (File No. 333-287462), filed on May 21, 2025)

10.25	Form of Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan Restricted Stock Award Agreement (Employees)

10.26	Form of Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (Employees)

10.27	Form of Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors)

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2025 and December 31, 2024, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 6, 2025	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	August 6, 2025	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)