Form 10-Q
period 2025-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2025-11-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025 there were 209,098,439 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2025	December 31,
(In thousands, except share and per share data)	(Unaudited)	2024
ASSETS
Current assets:
Cash and cash equivalents	$46,592	$108,676
Customer receivables, less allowances of $9,106 and $9,272, respectively	518,970	501,554
Income taxes receivable	—	5,002
Other receivables	21,155	21,135
Prepaid expenses and other current assets	77,089	84,316
Total current assets	663,806	720,683

Property and equipment:
Revenue equipment	2,764,711	2,752,594
Land and structures	3,524,155	3,363,701
Other fixed assets	688,998	700,188
Leasehold improvements	15,646	14,919
Total property and equipment	6,993,510	6,831,402
Less: Accumulated depreciation	(2,407,885)	(2,325,971)
Net property and equipment	4,585,625	4,505,431

Other assets	267,200	265,281
Total assets	$5,516,631	$5,491,395

Note: The Condensed Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2025	December 31,
(In thousands, except share and per share data)	(Unaudited)	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,923	$91,819
Compensation and benefits	282,398	285,421
Claims and insurance accruals	73,242	72,846
Other accrued liabilities	73,954	70,443
Income taxes payable	19,841	—
Current maturities of long-term debt	20,000	20,000
Total current liabilities	551,358	540,529

Long-term liabilities:
Long-term debt	64,993	39,987
Other non-current liabilities	282,604	284,361
Deferred income taxes	354,480	381,930
Total long-term liabilities	702,077	706,278
Total liabilities	1,253,435	1,246,807

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 209,425,614 and 212,984,747 shares outstanding at September 30, 2025 and December 31, 2024, respectively	20,943	21,298
Capital in excess of par value	231,592	228,081
Retained earnings	4,010,661	3,995,209
Total shareholders’ equity	4,263,196	4,244,588
Total liabilities and shareholders’ equity	$5,516,631	$5,491,395

Note: The Condensed Balance Sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Revenue from operations	$1,406,511	$1,470,211	$4,189,093	$4,428,981

Operating expenses:
Salaries, wages and benefits	663,034	681,238	1,993,212	2,033,412
Operating supplies and expenses	144,185	156,177	436,534	489,669
General supplies and expenses	45,075	46,040	126,631	135,987
Operating taxes and licenses	34,582	36,733	105,168	108,853
Insurance and claims	18,803	17,209	55,077	52,544
Communications and utilities	9,568	10,056	29,667	31,209
Depreciation and amortization	92,219	86,666	272,014	255,760
Purchased transportation	28,274	30,941	84,481	93,661
Miscellaneous expenses, net	9,927	3,290	29,515	17,908
Total operating expenses	1,045,667	1,068,350	3,132,299	3,219,003

Operating income	360,844	401,861	1,056,794	1,209,978

Non-operating expense (income):
Interest expense	4	19	12	187
Interest income	(559)	(1,775)	(2,905)	(15,108)
Other expense, net	1,098	523	3,526	2,477
Total non-operating expense (income)	543	(1,233)	633	(12,444)

Income before income taxes	360,301	403,094	1,056,161	1,222,422

Provision for income taxes	89,354	94,514	261,928	299,493

Net income	$270,947	$308,580	$794,233	$922,929

Earnings per share:
Basic	$1.29	$1.44	$3.76	$4.27
Diluted	$1.28	$1.43	$3.74	$4.25

Weighted average shares outstanding:
Basic	209,850	214,089	211,102	216,010
Diluted	210,898	215,227	212,173	217,185

Dividends declared per share	$0.28	$0.26	$0.84	$0.78

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2025 and 2024
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of June 30, 2025	210,596	$21,060	$228,625	$3,980,946	$4,230,631
Net income	—	—	—	270,947	270,947
Share repurchases, including transaction costs	(1,178)	(118)	—	(182,519)	(182,637)
Cash dividends declared ($0.28 per share)	—	—	—	(58,713)	(58,713)
Share-based compensation and share issuances, net of forfeitures	10	1	3,291	—	3,292
Taxes paid in exchange for shares withheld	(2)	—	(324)	—	(324)
Balance as of September 30, 2025	209,426	$20,943	$231,592	$4,010,661	$4,263,196

Balance as of June 30, 2024	214,758	$21,476	$186,584	$3,903,839	$4,111,899
Net income	—	—	—	308,580	308,580
Share repurchases, including transaction costs	(976)	(98)	—	(189,401)	(189,499)
Cash dividends declared ($0.26 per share)	—	—	—	(55,642)	(55,642)
Share-based compensation and share issuances, net of forfeitures	23	2	2,293	—	2,295
Taxes paid in exchange for shares withheld	(10)	(1)	(1,892)	—	(1,893)
Balance as of September 30, 2024	213,795	$21,379	$186,985	$3,967,376	$4,175,740

	Nine Months Ended September 30, 2025 and 2024
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2024	212,985	$21,298	$228,081	$3,995,209	$4,244,588
Net income	—	—	—	794,233	794,233
Share repurchases, including transaction costs	(3,650)	(365)	—	(601,571)	(601,936)
Cash dividends declared ($0.84 per share)	—	—	—	(177,210)	(177,210)
Share-based compensation and share issuances, net of forfeitures	123	13	9,398	—	9,411
Taxes paid in exchange for shares withheld	(32)	(3)	(5,887)	—	(5,890)
Balance as of September 30, 2025	209,426	$20,943	$231,592	$4,010,661	$4,263,196

Balance as of December 31, 2023	217,931	$21,793	$231,449	$4,004,569	$4,257,811
Net income	—	—	—	922,929	922,929
Share repurchases, including transaction costs	(4,266)	(427)	—	(791,923)	(792,350)
Forward contract for accelerated share repurchases	—	—	(40,000)	—	(40,000)
Cash dividends declared ($0.78 per share)	—	—	—	(168,199)	(168,199)
Share-based compensation and share issuances, net of forfeitures	193	19	8,566	—	8,585
Taxes paid in exchange for shares withheld	(63)	(6)	(13,030)	—	(13,036)
Balance as of September 30, 2024	213,795	$21,379	$186,985	$3,967,376	$4,175,740

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$794,233	$922,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,020	255,768
Loss (gain) on disposal of property and equipment	6,019	(1,860)
Deferred income taxes	(27,450)	12,226
Other, net	22,573	21,530
Changes in operating assets and liabilities, net	(7,555)	47,631
Net cash provided by operating activities	1,059,840	1,258,224

Cash flows from investing activities:
Purchase of property and equipment	(369,258)	(600,399)
Proceeds from sale of property and equipment	10,915	16,150
Purchase of short-term investments	—	(30,000)
Proceeds from maturities of short-term investments	—	30,000
Other investing	100	—
Net cash used in investing activities	(358,243)	(584,249)

Cash flows from financing activities:
Principal payments under long-term debt agreements	(20,000)	(20,000)
Net borrowings under credit agreement	45,000	—
Payments for share repurchases	(605,425)	(784,772)
Forward contract for accelerated share repurchases	—	(40,000)
Dividends paid	(177,209)	(168,206)
Other financing activities, net	(6,047)	(20,633)
Net cash used in financing activities	(763,681)	(1,033,611)

Decrease in cash and cash equivalents	(62,084)	(359,636)
Cash and cash equivalents at beginning of period	108,676	433,799
Cash and cash equivalents at end of period	$46,592	$74,163

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
LTL services	$1,394,338	$1,457,108	$4,150,289	$4,388,808
Other services	12,173	13,103	38,804	40,173
Total revenue from operations	$1,406,511	$1,470,211	$4,189,093	$4,428,981

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

The preparation of condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2025.

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

At September 30, 2025, we had $1.67 billion remaining authorized under the 2023 Repurchase Program.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While the new accounting guidance will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures. We will adopt ASU 2023-09 in the fourth quarter of 2025 on a retrospective basis.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose additional information about the nature of expenses included on the statements of operations as well as information about specific types of expenses included in the expense captions presented on the statements of operations in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. While the new accounting guidance will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules will result in additional disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This guidance, which must be applied prospectively, is effective for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of ASU 2025-06 on our financial condition, results of operations and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification 350-40, Internal-Use Software Accounting & Capitalization. ASU 2025-26 eliminates project stages and requires capitalization of software costs to begin when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years, with early adoption permitted. The new accounting guidance can be adopted prospectively, retrospectively or using a modified transition approach. We are currently evaluating the impact of this guidance on our financial condition, results of operations and disclosures.

Recent Legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”), which includes a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. The provisions of the Act applicable to our Company did not have a material impact on our condensed financial statements for the three and nine months ended September 30, 2025. We do not expect the Act to have a material impact on our effective tax rate. However, we do anticipate future cash tax benefits due to changes in the laws for depreciation.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Weighted average shares outstanding - basic	209,850	214,089	211,102	216,010
Dilutive effect of share-based awards	1,048	1,138	1,071	1,175
Weighted average shares outstanding - diluted	210,898	215,227	212,173	217,185

Note 3. Long-Term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Senior notes	$39,993	$59,987
Credit agreement borrowings	45,000	—
Total long-term debt	84,993	59,987
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$64,993	$39,987

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

There were $37.5 million and $37.7 million of outstanding letters of credit at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had $317.5 million of borrowing availability under the Credit Agreement after taking into account Credit Agreement borrowings and letters of credit.

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

Note 5. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $85.0 million and $60.0 million at September 30, 2025 and December 31, 2024, respectively. The estimated fair value of our total long-term debt, including current maturities, was $83.8 million and $56.5 million at September 30, 2025 and December 31, 2024, respectively. The carrying value of our borrowings under our Credit Agreement approximates fair value due to the variable interest rates of the facility that correlate with current market rates. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

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

The following table presents financial information with respect to our segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Revenue from operations	$1,406,511	$1,470,211	$4,189,093	$4,428,981

Less significant expenses:
Salaries and wages	474,473	491,656	1,432,376	1,483,028
Employee benefit costs	188,561	189,582	560,836	550,384
Operating supplies and expenses	144,185	156,177	436,534	489,669
General supplies and expenses	45,075	46,040	126,631	135,987
Operating taxes and licenses	34,582	36,733	105,168	108,853
Insurance and claims	18,803	17,209	55,077	52,544
Communications and utilities	9,568	10,056	29,667	31,209
Depreciation and amortization	92,219	86,666	272,014	255,760
Purchased transportation	28,274	30,941	84,481	93,661
Miscellaneous expenses, net	9,927	3,290	29,515	17,908
Total non-operating expense (income)	543	(1,233)	633	(12,444)
Provision for income taxes	89,354	94,514	261,928	299,493
Segment net income	$270,947	$308,580	$794,233	$922,929

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	47.1	46.3	47.6	45.9
Operating supplies and expenses	10.3	10.6	10.4	11.1
General supplies and expenses	3.2	3.1	3.0	3.1
Operating taxes and licenses	2.5	2.6	2.5	2.5
Insurance and claims	1.3	1.2	1.3	1.2
Communications and utilities	0.7	0.7	0.7	0.6
Depreciation and amortization	6.6	5.9	6.5	5.8
Purchased transportation	2.0	2.1	2.0	2.1
Miscellaneous expenses, net	0.6	0.2	0.8	0.4
Total operating expenses	74.3	72.7	74.8	72.7

Operating income	25.7	27.3	25.2	27.3

Interest income, net	(0.0)	(0.1)	(0.1)	(0.3)
Other expense, net	0.1	0.0	0.1	0.0

Income before income taxes	25.6	27.4	25.2	27.6

Provision for income taxes	6.3	6.4	6.2	6.8

Net income	19.3%	21.0%	19.0%	20.8%

Key financial and operating metrics are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	% Change	2025	2024	% Change
Work days	64	64	—%	191	192	(0.5)%
Revenue (in thousands)	$1,406,511	$1,470,211	(4.3)%	$4,189,093	$4,428,981	(5.4)%
Operating ratio	74.3%	72.7%		74.8%	72.7%
Net income (in thousands)	$270,947	$308,580	(12.2)%	$794,233	$922,929	(13.9)%
Diluted earnings per share	$1.28	$1.43	(10.5)%	$3.74	$4.25	(12.0)%
LTL tons (in thousands)	2,063	2,266	(9.0)%	6,274	6,870	(8.7)%
LTL tonnage per day	32,231	35,408	(9.0)%	32,847	35,783	(8.2)%
LTL shipments (in thousands)	2,829	3,070	(7.9)%	8,511	9,174	(7.2)%
LTL shipments per day	44,201	47,967	(7.9)%	44,558	47,781	(6.7)%
LTL weight per shipment (lbs.)	1,458	1,476	(1.2)%	1,474	1,498	(1.6)%
LTL revenue per hundredweight	$33.88	$32.36	4.7%	$33.13	$32.03	3.4%
LTL revenue per shipment	$494.17	$477.70	3.4%	$488.41	$479.79	1.8%
Average length of haul (miles)	909	923	(1.5)%	912	920	(0.9)%

Our financial results for the third quarter and first nine months of 2025 reflect continued softness in the domestic economy, which contributed to the decline in our revenue, net income and diluted earnings per share. We maintained our commitment to superior customer service by providing our customers with 99% on-time service and a cargo claims ratio of 0.1% during the third quarter and first nine months of 2025. This service performance supported the continued improvement in our yield. We also maintained our focus on operating efficiently and controlling discretionary spending during the quarter, although the deleveraging effect from the decrease in revenue and increases in depreciation and miscellaneous expenses led to an increase in our operating ratio. As a result, our net income and diluted earnings per share decreased 12.2% and 10.5%, respectively, for the third quarter of 2025 as compared to the same period of 2024 and decreased 13.9% and 12.0%, respectively, for the first nine months of 2025 as compared to the same period of 2024.

Revenue

Our revenue decreased $63.7 million, or 4.3%, and $239.9 million, or 5.4%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods of 2024, primarily due to a decrease in volumes. LTL tonnage per day decreased 9.0% and 8.2% in the third quarter and first nine months of 2025, respectively, as compared to the same periods of 2024, due to decreases in both LTL shipments per day and LTL weight per shipment, which reflects continued softness in the domestic economic environment.

The decreases in our volumes were partially offset by increases in our LTL revenue per hundredweight of 4.7% and 3.4% in the third quarter and first nine months of 2025, respectively, as compared to the same periods of 2024. Our LTL revenue per hundredweight, excluding fuel surcharges, also increased 4.7% in the third quarter of 2025 as compared to the same period of 2024. In the first nine months of 2025, the increase in our LTL revenue per hundredweight includes the impact of lower fuel surcharges that resulted from a decline in the average price of diesel fuel from the comparable period. Our LTL revenue per hundredweight, excluding fuel surcharges, increased 4.7% in the first nine months of 2025 as compared to the same period of 2024. We believe the increase in our LTL revenue-per-hundredweight metrics in the third quarter and first nine months of 2025, as compared to the same periods of 2024, was driven by the ongoing execution of our long-term yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

October 2025 Update

Revenue per day decreased 6.8% in October 2025 as compared to the same month last year. LTL tons per day decreased 11.7%, due to a 9.8% decrease in LTL shipments per day and a 2.2% decrease in LTL weight per shipment. LTL revenue per hundredweight increased 5.6% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 5.3% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased $18.2 million, or 2.7%, in the third quarter of 2025 as compared to the third quarter of 2024, due to a $17.2 million, or 3.5%, decrease in salaries and wages and a $1.0 million, or 0.5%, decrease in employee benefit costs. Salaries, wages and benefits decreased $40.2 million, or 2.0%, in the first nine months of 2025 as compared to the same period of 2024, due to a $50.7 million, or 3.4%, decrease in salaries and wages that was partially offset by a $10.5 million, or 1.9%, increase in employee benefit costs.

The decrease in salaries and wages in the third quarter and first nine months of 2025, as compared to the same periods of 2024, was primarily due to the decrease of 6.2% and 5.2%, respectively, in our average number of active full-time employees as we balanced our workforce with current shipping trends. Salaries and wages also decreased as a result of lower performance-based bonus compensation, the impacts of which were partially offset by the annual wage increase provided to our employees at the beginning of both September 2025 and 2024. Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 24.1% and 24.4%, respectively, in the third quarter and first nine months of 2025, as compared to 24.0% in both the third quarter and first nine months of 2024 as a result of the decrease in network density. Despite this decrease in network density that generally results from the decline in volumes, our team continued to deliver superior service to our customers while also focusing on operating efficiencies. Our other salaries and wages as a percent of revenue increased to 9.7% and 9.8%, respectively, in the third quarter and first nine months of 2025, as compared to 9.4% and 9.5%, respectively, in the same periods of 2024.

Our costs attributable to employee benefits were negatively impacted by higher costs associated with our group health and dental plans during the third quarter and first nine months of 2025 due to increases in the average costs per claim as compared to the same periods of 2024. Our employee benefit costs were also impacted by decreases in retirement benefit plan costs directly linked to our net income as well as the reduction in our average number of active full-time employees. As a result, employee benefit costs as a percent of salaries and wages increased to 39.7% in the third quarter of 2025 from 38.6% in the comparable period of 2024 and increased to 39.2% in the first nine months of 2025 from 37.1% in the comparable period of 2024.

Operating supplies and expenses decreased $12.0 million, or 7.7%, and $53.1 million, or 10.9%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods of 2024, due to decreases in our costs for diesel fuel used in our vehicles as well as lower maintenance and repair costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 2.3% in the third quarter of 2025 and decreased 6.7% in the first nine months of 2025 as compared to the same periods of 2024. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 8.6% and 7.7% in the third quarter and first nine months of 2025, respectively, as compared to the same periods of 2024, primarily due to a decrease in miles driven. Additionally, our other operating supplies and expenses decreased between the periods compared primarily due to lower maintenance and repair costs for our fleet.

Depreciation and amortization costs increased $5.6 million, or 6.4%, and $16.3 million, or 6.4%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods of 2024, primarily due to the increases in depreciation costs of the assets acquired as part of our 2024 and 2025 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2025 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our costs in the short-term, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Miscellaneous expenses, net increased $6.6 million, or 201.7%, and $11.6 million, or 64.8%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods of 2024, primarily due to changes in gains and losses on the disposal of property and equipment.

Our effective tax rate was 24.8% for both the third quarter and first nine months of 2025, as compared to 23.4% and 24.5%, respectively, for the third quarter and first nine months of 2024. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-taxable or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash and cash equivalents at beginning of period	$108,676	$433,799
Cash flows provided by (used in):
Operating activities	1,059,840	1,258,224
Investing activities	(358,243)	(584,249)
Financing activities	(763,681)	(1,033,611)
Decrease in cash and cash equivalents	(62,084)	(359,636)
Cash and cash equivalents at end of period	$46,592	$74,163

The change in our cash flows provided by operating activities during the first nine months of 2025 as compared to the first nine months of 2024 was due to a decrease in net income and changes in certain working capital accounts, primarily related to receivables.

The change in our cash flows used in investing activities during the first nine months of 2025 as compared to the first nine months of 2024 was primarily due to the reduction in our 2025 capital expenditure plan as compared to 2024. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during the first nine months of 2025 as compared to the first nine months of 2024 was primarily due to lower cash utilized for repurchases of our common stock in the first nine months of 2025, as we entered into an accelerated share repurchase agreement in the second quarter of 2024, and an increase in net borrowings under our credit agreement in the second and third quarters of 2025. Our repurchases of common stock and financing arrangements are more fully described below under “Stock Repurchase Program” and “Financing Agreements,” respectively.

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the nine-month period ended September 30, 2025 and the years ended December 31, 2024 and 2023:

	September 30,	December 31,
(In thousands)	2025	2024	2023
Land and structures	$150,514	$373,416	$291,070
Tractors	140,006	218,682	203,417
Trailers	32,043	103,919	181,534
Technology	11,592	28,037	44,358
Other equipment and assets	35,103	47,264	36,930
Less: Proceeds from sales	(10,915)	(20,124)	(48,637)
Total	$358,343	$751,194	$708,672

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% to 15% of our revenue on capital expenditures each year, and we generally expect to continue to maintain a level of capital expenditures that we believe supports our long-term plan for market share growth. There could be years, however, where our annual capital expenditure plan is above or below this range as we balance the size of our service center network and operating fleet with anticipated growth. We expect our capital expenditures to remain below this range in both 2025 and 2026 as we continue to utilize available capacity within our existing network for growth.

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

At September 30, 2025, we had $1.67 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.28 per share for each quarter of 2025 and declared a cash dividend of $0.26 per share for each quarter of 2024.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	September 30,	December 31,
(In thousands)	2025	2024
Credit Agreement limit	$400,000	$250,000
Credit Agreement borrowings	(45,000)	—
Outstanding letters of credit	(37,464)	(37,702)
Credit Agreement availability	$317,536	$212,298

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2025.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose any environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2025:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1-31, 2025	406,449	$164.74	405,775	$1,780,352,988
August 1-31, 2025	496,223	$149.42	495,468	$1,706,321,552
September 1-30, 2025	276,948	$144.66	276,274	$1,666,359,408
Total	1,179,620	$153.58	1,177,517
(1)
Total number of shares purchased during the quarter includes 2,103 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our stock incentive plans.
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

Under our repurchase programs, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under our repurchase programs are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At September 30, 2025, we had $1.67 billion remaining authorized under the 2023 Repurchase Program.

Item 5. Other Information

During the three months ended September 30, 2025, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2025 and December 31, 2024, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 6, 2025	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	November 6, 2025	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)