Form 10-K
period 2025-12-31
OLD DOMINION FREIGHT LINE, INC.
filed 2026-02-24
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was $30,418,290,020, based on the closing sales price as reported on the Nasdaq Global Select Market.

As of February 17, 2026, the registrant had 208,425,619 outstanding shares of Common Stock ($0.10 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We have increased our revenue and customer base over the past ten years primarily through organic market share growth. Our infrastructure allows us to provide service through each of our regions covering the continental United States. In addition to numerous service center renovations, expansions, and existing service center relocations, we opened a net 16 and 35 service centers over the past five and ten years, respectively, for a total of 260 service centers at December 31, 2025. We believe these actions produced increased capacity within our service center network and provide us with opportunities for future growth.

We believe the demand for our services can be attributed to our ability to consistently provide a superior level of customer service at a fair price, which allows our customers to meet their supply chain needs. Our integrated structure allows us to offer our customers consistent, high-quality service from origin to destination, and we believe our operating structure and proprietary information systems enable us to efficiently manage our operating costs. Our services are complemented by our technological capabilities, which we believe improve the efficiency of our operations while also empowering our customers to manage their individual shipping needs.

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

In 2024, the LTL industry had revenue of approximately $50.8 billion based on information reported in Transport Topics. The LTL industry is highly competitive on the basis of service and price and has consolidated significantly since the industry was deregulated in 1980. The largest 5 and 10 LTL motor carriers accounted for approximately 56% and 81%, respectively, of the domestic LTL market in 2024 according to information reported in Transport Topics. We believe consolidation in our industry will continue due to increased customer demand for transportation providers that can offer both regional and national service as well as other complementary value-added services.

Competition

While the LTL industry is significantly consolidated, the overall transportation and logistics industry is intensely competitive and highly fragmented. We compete with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, small package carriers, airfreight carriers and railroads. We also compete with, and provide transportation services to, third-party logistics providers that determine both the mode of transportation and the carrier. Some of our competitors may have a broader global network and a wider range of services than we do. Competition in our industry is based primarily on service, price, available capacity and business relationships. We believe we are able to gain market share by providing high-quality service at a fair price and intend to expand the capacity of our network to accommodate future growth.

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

Service Center Operations

At December 31, 2025, we operated 260 service center locations, of which we owned 240 and leased 20. Our service centers are responsible for the P&D of freight within their local service area. Each night, our service centers load outbound freight for transport to our other service centers for delivery. All inbound freight received by the service center in the evening or during the night is generally scheduled for local delivery the next business day, unless a customer requests a different delivery schedule. Our management reviews the productivity and service performance of each service center on a daily basis to help ensure quality service and efficient operations. Our network includes major breakbulk facilities, as well as various other service centers that are used for additional limited breakbulk activity in order to serve our next-day markets. Our service centers are strategically located throughout the country so that we can provide the highest quality service and minimize freight rehandling costs.

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

Tractors, Trailers and Maintenance

At December 31, 2025, we owned 10,184 tractors. We generally use new tractors in linehaul operations for approximately three to five years and then transfer those tractors to P&D operations for the remainder of their useful lives. In many of our service centers, tractors perform P&D functions during the day and linehaul functions at night to maximize tractor utilization.

The table below reflects, as of December 31, 2025, the average age of our tractors and trailers:

Type of Equipment	Number of Units	Average Age (In years)
Tractors	10,184	3.9
Linehaul trailers	30,824	7.7
P&D trailers	14,313	6.6

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

The table below sets forth our capital expenditures for tractors and trailers for the years ended December 31, 2025 and 2024. For more information concerning our capital expenditures, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this report.

	Year Ended December 31,
In thousands	2025	2024
Tractors	$140,170	$218,682
Trailers	33,627	103,919
Total	$173,797	$322,601

At December 31, 2025, we operated 48 fleet maintenance centers at strategic service center locations throughout our network. These fleet maintenance centers are equipped to perform routine and preventive maintenance and repairs on our equipment.

We adhere to established maintenance policies and procedures to help ensure our fleet is properly maintained. Tractors are routed to appropriate maintenance facilities or authorized repair vendors generally at designated mileage intervals or every 90 days, whichever occurs first. Trailers are also generally scheduled for preventive maintenance every 90 days.

Customers

Revenue is generated primarily from customers throughout the United States and North America. In 2025, our largest customer accounted for approximately 4% of our revenue and our largest 5, 10 and 20 customers accounted for approximately 11%, 16% and 23% of our revenue, respectively. For the last three fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. We believe the diversity of our customer base helps protect our business from adverse developments in a single geographic region and from the reduction or loss of business from a single customer.

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

Technology

Our technology is critical to the success and delivery of the premium service provided by our operations. We continually seek to upgrade and enhance our technological capabilities, including our use of cloud-based technology and artificial intelligence (“AI”). We also provide access to our systems through multiple secure gateways that offer our customers and employees maximum flexibility and access to information. We employ vehicle safety systems, forward-facing cameras, on-board computer systems, smart phones, freight handling systems and logistics technology to reduce costs and transit times, as well as to meet regulatory requirements. Our data systems are integrated at every level within our organization, which we believe is critical to our success. Our systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backups. We continue to focus on the development and enhancement of emerging technologies used in our operations in order to improve the efficiency and effectiveness of our services.

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

Human Capital

Employee Profile

As of December 31, 2025, we employed 20,591 active full-time employees, none of which were represented under a collective bargaining agreement. Our full-time employees work in the following roles:

Full-Time Employees	Number of Employees
Drivers	10,320
Platform	3,465
Fleet technicians	666
Sales, administrative and other	6,140
Total	20,591

Employee Engagement and Benefits

Our Old Dominion Family of employees are a key factor in the success of our business. The unique OD Family culture encourages development and employee engagement, and motivates our employees to provide the superior customer service for which we are known. We believe this culture is part of what attracts new talent and helps keep our employee turnover rates low. We also provide our employees with a comprehensive benefits package, including a plan that covers our eligible employees’ premium for health insurance, voluntary disability and life insurance coverages, a flexible paid time off policy, a 401(k) plan with a guaranteed employer match as well as a discretionary employer match opportunity, and various wellness programs designed to assist employees with establishing and living a healthy and balanced lifestyle.

Employee Development and Safety

As of December 31, 2025, we employed 5,305 linehaul drivers and 5,015 P&D drivers on a full-time basis. We select our drivers based upon certain qualifications and a comprehensive background check, including driving records and experience. Among other requirements, our drivers must pass a drug test, have a current U.S. Department of Transportation (“DOT”) physical and have a valid commercial driver’s license prior to employment. Once employed, drivers are required to obtain and maintain hazardous materials endorsements to their commercial driver’s licenses. Drivers, like all of our employees, are required to take pre-employment drug and alcohol tests and are randomly selected for periodic additional testing, per the requirements of the DOT.

Since 1988, we have provided a no-cost opportunity for qualified employees to become drivers through the “Old Dominion Driver Training Program.” There are currently 3,439 active drivers who have successfully completed this training, which was approximately 33.3% of our full-time driver workforce as of December 31, 2025. We believe our driver training and qualification programs have been important factors in improving our safety record and retaining qualified drivers. Over 26% of our drivers have achieved one million safe driving miles or more. The 10-year average turnover rate for our driver graduates is approximately 7.7%, which is below our 10-year average turnover rate for our Company-wide drivers of approximately 10.1%.

Based on driving records, our drivers are eligible to be rewarded with annual safety bonuses of up to $3,000 per driver. Our safety bonuses paid to drivers totaled $5.8 million, $5.8 million and $5.5 million in 2025, 2024 and 2023, respectively.

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

Environmental Regulation

We are subject to various federal, state and local environmental laws and regulations that focus on, among other things: the disposal, emission and discharge of hazardous waste, hazardous materials, or other materials into the environment or their presence at our properties or in our vehicles; fuel storage tanks; transportation of certain materials; and the discharge or retention of storm water. Under specific environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with clean-up of accidents involving our vehicles. We do not believe that the cost of future compliance with current environmental laws or regulations will have a material adverse effect on our operations, financial condition, competitive position or capital expenditures for fiscal year 2026. However, future changes to laws or regulations may adversely affect our operations and could result in unforeseen costs to our business.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a variety of risks and uncertainties. The following describes some of the material risks that could adversely affect our business, financial condition, operating results or cash flows. We may also be adversely impacted by other risks not presently known to us or that we currently consider immaterial. Although the risks below are organized by headings and each risk is discussed separately, many are interrelated.

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

In recent years, we have experienced lower freight volumes due to continued softness in the domestic economy. Decreased demand for LTL freight services can negatively impact shipment volume and lower weight per shipment, which in turn can negatively impact freight density in our network. Reduced freight density in our network can have a deleveraging impact on fixed costs, including depreciation and other indirect costs as a percent of revenue, which can adversely impact our profitability and cash flows.

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
•
some customers may perceive our sustainability profile to be less robust than that of our competitors, which could influence the selection of their carrier;

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

Changes in international trade policies, including with respect to tariffs, may continue to adversely impact our customers, our industry and our business.

The U.S. government has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States, and several foreign governments have imposed tariffs on certain goods imported from the United States. These changes in trade policy and tariffs have decreased demand for our services and have caused uncertainty and volatility in financial markets and may continue to adversely impact our customers, our industry and our business. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay tariffs or address other anti-trade measures increase their prices, or in trading partners limiting their trade with countries that impose such measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition, as well as the price of our common stock.

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

Customers encountering adverse economic conditions, including as a result of current inflationary pressures, may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of a concentration of our customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

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

We have security processes, protocols and standards in place to protect our information systems, including through physical and software safeguards, as well as redundant systems, network security measures and backup systems. Nevertheless, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, and other cyber incidents in every potential circumstance that may arise. The rapid ongoing evolution and increased adoption of emerging technologies such as AI and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of these events. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, creating conflicting reporting requirements. These factors and the time spent to investigate and evaluate the full impact of incidents and to comply may inhibit our ability to quickly provide complete and reliable information about the cybersecurity incident to customers, counterparties, and regulators, as well as the public. Additionally, any failure to comply with data privacy, security or other laws and regulations, such as the California Consumer Privacy Act and other similar laws that have been or are expected to be enacted in the United States, at both the federal and state level, could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. Furthermore, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, we cannot be certain that we will continue to be able to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers will pay on our insurance claims, or we will not experience a claim for which coverage is not provided.

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

We rely on third parties to provide us with operational and technical services, such as hosting of our cloud computing and storage needs. The services largely depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by, among other things, natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, and other similar damaging events. If any of such services were to become inoperable for an extended period, or suffer disruptions to their systems, labor groups, or supply chains that could adversely affect their services, we might be unable to fulfill our contractual commitments. Furthermore, these third parties may have access to information we maintain about our company, operations, customers, employees, vendors, or technology that are critical to or can significantly impact our business operations. Our ability to monitor such third parties’ security measures is limited. Any security incident involving such third parties could compromise the confidentiality, integrity, or availability of, or result in the theft of, our, our customers’, our employees’, or our vendors’ data and could negatively impact our operations. Security processes, protocols and standards that we implement and contractual provisions requiring security measures that we impose on such third parties may not be sufficient or effective at preventing such events. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, we could face lawsuits, regulatory investigations, fines, and potential liability, and our financial results could be negatively impacted.

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

Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability to maintain an acceptable score could be adversely impacted. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the “FAST Act”) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMCSA. The FMCSA is currently refining CSA methodology to prioritize enforcement against high-risk motor carriers, provide specific information to assist motor carriers, identify sources of unsafe driver behavior and address vehicle maintenance issues. Nevertheless, if we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in a loss of business.

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

The engines in our newer tractors are subject to emissions-control regulations, and ongoing regulatory uncertainty regarding zero-emission vehicle mandates could substantially increase operating expenses and materially adversely impact our business.

In December 2022, the U.S. Environmental Protection Agency (“EPA”) finalized stringent emission standards to reduce nitrogen oxides and establish new standards for greenhouse gas emissions from heavy-duty engines under the Clean Trucks Plan. In December 2021, the California Air Resources Board (“CARB”) adopted more stringent standards to reduce nitrogen oxide emissions from heavy-duty trucks and approved the Advanced Clean Trucks (“ACT”) regulation, which would require manufacturers to sell zero-emission vehicles (“ZEVs”) as an increasing percentage of annual truck sales in California and other adopting states. Uncertainty regarding the ACT and other emissions standards due to regulatory developments and related litigation, however, has resulted in varied application across jurisdictions, including delayed enforcement, executive orders pausing implementation, and legislative efforts to modify or repeal the requirements. In addition, there are also virtually no ZEVs widely available that are suitable replacements for current technology used in our LTL operations. If ZEV requirements are ultimately enforced and vehicles are not commercially available or viable for our LTL business, we may be required to modify or curtail our operations in California and other adopting states. The potential transition to utilizing ZEVs, combined with the current regulatory uncertainty affecting long-term fleet planning and investment decisions, could have a material adverse effect on our financial condition, results of operations, and cash flows, or may require us to incur significant additional costs for vehicles, electric vehicle charging infrastructure, or other operational modifications. Future strengthening of EPA, CARB, or other federal or state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance.

Varied stakeholder expectations relating to evolving sustainability considerations and related reporting obligations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Various stakeholders, including governments, regulators, investors, employees, customers and others, have differing expectations about a wide range of evolving sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, and human capital matters. We make statements about our values, including the environmental and societal impact of our business, through our various non-financial reports, information provided on our website, press statements and other communications. We also pursue sustainability and other goals and initiatives that involve risks and uncertainties, require investments, and depend in part on third-party performance or data that is outside of our control, and we may not be able to fully achieve all of our goals and initiatives. Our efforts to advance our business and values, or achieve our goals and further our initiatives, or to align with stakeholders’ expectations, or comply with evolving, varied and at times conflicting federal and state laws, executive orders, regulations and standards, or any failure or perceived failure to do so, can result in adverse reactions by customers and other stakeholders, including the commencement of legal and regulatory proceedings against us, and can materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

David S. Congdon, John R. Congdon, Jr. and their affiliate family members beneficially own an aggregate of approximately 10% of the outstanding shares of our common stock. As long as the Congdon family controls a large portion of our voting stock, they may be able to significantly impact the outcome of all matters involving a shareholder vote. The Congdon family’s interests may differ from the interests of other shareholders and the status of their ownership could change.

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
•
investor sentiment with respect to our policies or efforts on sustainability matters;

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

ITEM 2. PROPERTIES

We own our principal executive office located in Thomasville, North Carolina, and 240 of the 260 service centers we operated as of December 31, 2025. Our facilities are strategically dispersed over the states in which we operate. Our owned service centers include most of our larger facilities and account for approximately 96% of the total door capacity in our network. At December 31, 2025, the terms of our leased properties ranged from month-to-month to a lease that expires in 2039.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of December 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol ODFL. At February 17, 2026, there were 717,652 holders of our common stock, including 69 shareholders of record.

The following table provides information regarding our repurchases of our common stock during the fourth quarter of 2025:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2025	330,331	$139.31	329,657	$1,620,435,734
November 1-30, 2025	289,748	$135.16	289,074	$1,581,368,579
December 1-31, 2025	257,183	$155.58	256,510	$1,541,446,222
Total	877,262	$142.71	875,241

(1)
Total number of shares purchased during the quarter includes 2,021 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our stock incentive plans.
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

At December 31, 2025, we had $1.54 billion remaining authorized under the 2023 Repurchase Program.

Performance Graph

The following graph compares the total shareholder cumulative returns, assuming the reinvestment of all dividends, of $100 invested on December 31, 2020, in (i) our common stock, (ii) the S&P 500 Total Return Index, and (iii) the Dow Jones Transportation Average, for the five-year period ended December 31, 2025.

COMPARISON OF CUMULATIVE TOTAL RETURN
DOLLARS
$300
$200
$100
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Old Dominion Freight Line, Inc.
S&P 500 Total Return Index
Dow Jones Transportation Average

Cumulative Total Return

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Old Dominion Freight Line, Inc.	$100	$184	$146	$210	$184	$165
S&P 500 Total Return Index	$100	$129	$105	$133	$166	$196
Dow Jones Transportation Average	$100	$133	$110	$132	$134	$149

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. Discussions of our 2024 results and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 25, 2025.

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

Results of Operations

The following table sets forth, for the years indicated, expenses and other items as a percentage of revenue from operations:

	2025	2024
Revenue from operations	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	47.9	46.2
Operating supplies and expenses	10.4	10.9
General supplies and expenses	3.1	3.0
Operating taxes and licenses	2.5	2.6
Insurance and claims	1.4	1.6
Communications and utilities	0.7	0.7
Depreciation and amortization	6.6	5.9
Purchased transportation	2.0	2.1
Miscellaneous expenses, net	0.6	0.4
Total operating expenses	75.2	73.4
Operating income	24.8	26.6
Interest income, net	(0.1)	(0.3)
Other expense, net	0.1	0.1
Income before income taxes	24.8	26.8
Provision for income taxes	6.2	6.4
Net income	18.6%	20.4%

Key financial and operating metrics for 2025 and 2024 are presented below:

	2025	2024	Change	% Change
Work days	253	254	(1)	(0.4)
Revenue (in thousands)	$5,496,389	$5,814,810	$(318,421)	(5.5)
Operating ratio	75.2%	73.4%
Net income (in thousands)	$1,023,703	$1,186,073	$(162,370)	(13.7)
Diluted earnings per share	$4.84	$5.48	$(0.64)	(11.7)
LTL tons (in thousands)	8,177	9,000	(823)	(9.1)
LTL tonnage per day	32,319	35,433	(3,114)	(8.8)
LTL shipments (in thousands)	11,072	12,011	(939)	(7.8)
LTL shipments per day	43,762	47,288	(3,526)	(7.5)
LTL weight per shipment (lbs.)	1,477	1,499	(22)	(1.5)
LTL revenue per hundredweight	$33.31	$32.05	$1.26	3.9
LTL revenue per shipment	$492.01	$480.29	$11.72	2.4
Average length of haul (miles)	911	919	(8)	(0.9)

Our financial results for 2025 reflect continued softness in the domestic economy, which contributed to the decline in our revenue, net income and diluted earnings per share. Despite the decrease in our LTL tons, we maintained our commitment to superior customer service by providing our customers with 99% on-time service and a cargo claims ratio of 0.1% during the year. This service performance supported the continued improvement in our yield. We also maintained our focus on operating efficiently and controlling discretionary spending during the year, although the deleveraging effect from the decrease in revenue and an increase in depreciation expense led to an increase in our operating ratio. As a result, our net income and diluted earnings per share decreased by 13.7% and 11.7%, respectively, as compared to 2024.

Revenue

Revenue decreased $318.4 million, or 5.5%, in 2025 compared to 2024 due to a decrease in volumes that was partially offset by an increase in LTL revenue per hundredweight. LTL tonnage per day decreased 8.8% primarily due to decreases in LTL shipments per day and LTL weight per shipment. This decrease in our volumes was partially offset by a 3.9% increase in our LTL revenue per hundredweight. Our LTL revenue per hundredweight includes the impact of lower fuel surcharges resulting from a decline in the average price of diesel fuel from the comparable period. Excluding fuel surcharges, LTL revenue per hundredweight increased 4.8% in 2025 as compared to 2024. We believe the increase in our LTL revenue per hundredweight metric was driven by the ongoing execution of our yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

January 2026 Update

Revenue per day decreased 6.8% in January 2026 as compared to the same month last year. LTL tons per day decreased 9.6%, due primarily to a 9.8% decrease in LTL shipments per day that was partially offset by a 0.3% increase in LTL weight per shipment. LTL revenue per hundredweight increased 3.1% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 3.9% as compared to the same month last year.

Operating Costs and Other Expenses

Salaries, wages, and benefits decreased $54.0 million, or 2.0%, in 2025 as compared to 2024, due to a $75.4 million decrease in salaries and wages and a $21.4 million increase in employee benefit costs.

The decrease in salaries and wages in 2025 as compared to 2024 was primarily due to the 5.4% decrease in our average number of active full-time employees, as we balanced our workforce with current shipping trends, and a decrease in performance-based bonus compensation. These changes were partially offset by the annual wage increase provided to our employees at the beginning of both September 2025 and 2024. Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, increased as a percent of revenue to 24.4% in 2025 as compared to 24.1% in 2024 as a result of the decrease in network density. Despite this decrease in network density that generally results from the decline in volumes, our team continued to deliver superior service to our customers while also focusing on operating efficiencies. Our other salaries and wages as a percent of revenue increased to 9.8% in 2025 as compared to 9.5% in 2024.

The increase in our employee benefit costs was primarily due to higher costs associated with our group health and dental plans during 2025 that resulted from an increase in the average costs per claim as compared to 2024. Our employee benefit costs were also impacted by a decrease in retirement benefit plan costs that are directly linked to our net income as well as the reduction in our average number of active full-time employees. As a result, employee benefit costs as a percent of salaries and wages increased to 40.0% in 2025 compared to 37.3% in 2024.

Operating supplies and expenses decreased $64.3 million, or 10.1%, in 2025 as compared to 2024, due primarily to decreases in our costs for diesel fuel used in our vehicles and lower maintenance and repair costs. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel decreased 4.2% in 2025 as compared to 2024. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed also decreased 8.6% in 2025 as compared to 2024 due primarily to a decrease in miles driven. Additionally, other operating supplies and expenses decreased in 2025 as compared to 2024 primarily due to lower maintenance and repair costs for our fleet.

Depreciation and amortization increased $20.1 million, or 5.8%, in 2025 as compared to 2024. The increase in depreciation and amortization costs was due primarily to the assets acquired as part of our 2024 and 2025 capital expenditure programs. We believe depreciation costs will continue to increase in future periods based on our 2026 capital expenditure plan. While our investments in real estate, equipment, and technology can increase our short-term costs, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate in 2025 was 24.8% as compared to 23.9% in 2024. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-deductible items. In 2025 and 2024, our effective tax rates were favorably impacted by the purchase of federal tax credits. In 2024, our effective tax rate was also favorably impacted by certain other discrete tax adjustments.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

(In thousands)	2025	2024
Cash and cash equivalents at beginning of year	$108,676	$433,799
Cash flows provided by (used in):
Operating activities	1,370,133	1,659,283
Investing activities	(366,411)	(751,194)
Financing activities	(992,307)	(1,233,212)
Increase (decrease) in cash and cash equivalents	11,415	(325,123)
Cash and cash equivalents at end of year	$120,091	$108,676

The change in our cash flows provided by operating activities during 2025 as compared to 2024 was due to a decrease in net income and changes in certain working capital accounts.

The change in our cash flows used in investing activities during 2025 as compared to 2024 was primarily due to the reduction in our 2025 capital expenditure program as compared to 2024. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during 2025 as compared to 2024 was primarily due to a decrease in cash utilized for repurchases of our common stock in 2025. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.” Our long-term debt agreement is more fully described below under “Financing Agreements.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Land and structures	$186,346	$373,416
Tractors	140,170	218,682
Trailers	33,627	103,919
Technology	14,752	28,037
Other equipment and assets	40,139	47,264
Less: Proceeds from sales	(48,523)	(20,124)
Total	$366,511	$751,194

Our capital expenditures vary based upon the projected increase in the number and size of our service center facilities necessary to support our plan for long-term growth, our planned tractor and trailer replacement cycle, and forecasted tonnage and shipment growth. Expenditures for land and structures can be dependent upon the availability of land in the geographic areas where we are looking to expand. We historically spend 10% to 15% of our revenue on capital expenditures each year, and we generally expect to continue to maintain a level of capital expenditures that we believe supports our long-term plan for market share growth. There could be years, however, where our annual capital expenditure plan is above or below this range as we balance the size of our service center network and operating fleet with anticipated growth. Our capital expenditures were below this range in 2025 and we expect our capital expenditures to remain below this range in 2026 as we continue to utilize available capacity within our existing network for growth.

We currently estimate capital expenditures will be approximately $265 million for the year ending December 31, 2026. Approximately $125 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $95 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under the Credit Agreement or Note Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

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

At December 31, 2025, we had $1.54 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.28 per share for each quarter of 2025 and declared a cash dividend of $0.26 per share for each quarter of 2024.

On February 4, 2026, we announced that our Board of Directors had declared a cash dividend of $0.29 per share of our common stock. The dividend is payable on March 18, 2026 to shareholders of record at the close of business on March 4, 2026. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings under our Credit Agreement or Note Agreement.

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

The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first three principal payments of $20.0 million each were paid on May 4, 2023, 2024 and 2025. The remaining $40.0 million will be paid in two equal annual installments of $20.0 million in May 2026 and May 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement or other senior promissory notes issued pursuant to the Note Agreement.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	December 31,
(In thousands)	2025	2024
Credit Agreement limit	$400,000	$250,000
Credit Agreement borrowings	—	—
Outstanding letters of credit	(37,533)	(37,702)
Credit Agreement availability	$362,467	$212,298

General Debt Provisions

The Credit Agreement and Note Agreement contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2025.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2025:

	Payments due by period
Contractual Obligations (1)		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Series B Notes	$41,041	$20,831	$20,210	$—	$—
Operating lease obligations (2)	117,081	21,674	40,886	33,602	20,919
Purchase obligations and Other	316,259	254,278	47,886	11,345	2,750
Total	$474,381	$296,783	$108,982	$44,947	$23,669

(1)
Contractual obligations include principal and interest on our Series B Notes; leases consisting primarily of real estate and automotive leases; and purchase obligations relating to (i) non-cancellable purchase orders for equipment scheduled for delivery in 2026, (ii) non-cancellable purchase orders for information technology agreements, and (iii) federal tax credits.

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

Estimated economic lives for structures are 7 to 30 years, revenue equipment is 4 to 15 years, other equipment is 2 to 20 years, and leasehold improvements are the lesser of the economic life of the leasehold improvement or the remaining life of the lease. The use of different assumptions, estimates or significant changes in the resale market for our equipment could result in material changes in the carrying value and related depreciation of our assets. Depreciation expense in 2025 totaled $364.7 million. There have been no material effects to estimates related to depreciation expense for the year ended December 31, 2025.

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

In establishing accruals for claims and expenses, we evaluate and monitor each claim individually, and we use factors such as historical claims development experience, known trends and third-party actuarial estimates to determine the appropriate reserves for potential liabilities. We believe the assumptions and methods used to estimate these liabilities are reasonable; however, any changes in the severity or number of reported claims, significant changes in medical costs and regulatory changes affecting the administration of our plans could significantly impact the determination of appropriate reserves in future periods. Our accrued liability for BIPD and workers’ compensation claims totaled $138.8 million and $137.3 million at December 31, 2025 and 2024, respectively. Claims and insurance accruals are discussed further in Note 1 of the Notes to the Financial Statements included in Item 8 of this report.

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

We are exposed to interest rate risk directly related to loans, if any, under our Credit Agreement, which have variable interest rates. A 100 basis point increase in the average interest rate on this agreement would have no effect on our operating results as we had no outstanding borrowings under our Credit Agreement at December 31, 2025 or 2024. We have established policies and procedures to manage exposure to market risks and use major institutions that we believe are creditworthy to minimize credit risk.

From time to time, we are exposed to interest rate risk on certain short-term investments as a result of investing in commercial paper and certificates of deposits. These fixed rate securities are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these debt securities, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. We held no short-term investments as of December 31, 2025 or 2024.

We are exposed to market risk for investments relating to certain assets held within the Company-owned life insurance contracts on certain current and former employees. The cash surrender value in life insurance contracts included on our Balance Sheets at December 31, 2025 and 2024 was $98.5 million and $86.5 million, respectively. The portion of underlying investments with exposure to market fluctuations was $79.4 million and $67.9 million at December 31, 2025 and 2024, respectively. To provide a meaningful assessment of the market risk for investments relating to Company-owned life insurance contracts, we performed a sensitivity analysis using a 10% change in market value in those investments as of December 31, 2025 and 2024. A 10% change in market value would have caused a $7.9 million and a $6.8 million impact on our pre-tax income in 2025 and 2024, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLD DOMINION FREIGHT LINE, INC.

BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$120,091	$108,676
Customer receivables, less allowances of $7,924 and $9,272, respectively	471,947	501,554
Income taxes receivable	—	5,002
Other receivables	22,392	21,135
Prepaid expenses and other current assets	80,403	84,316
Total current assets	694,833	720,683
Property and equipment:
Revenue equipment	2,678,446	2,752,594
Land and structures	3,523,364	3,363,701
Other fixed assets	664,015	700,188
Leasehold improvements	15,654	14,919
Total property and equipment	6,881,479	6,831,402
Less: Accumulated depreciation	(2,377,275)	(2,325,971)
Net property and equipment	4,504,204	4,505,431
Other assets	271,123	265,281
Total assets	$5,470,160	$5,491,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,696	$91,819
Compensation and benefits	239,122	285,421
Claims and insurance accruals	78,864	72,846
Other accrued liabilities	70,078	70,443
Income taxes payable	13,146	—
Current maturities of long-term debt	20,000	20,000
Total current liabilities	483,906	540,529
Long-term debt	19,995	39,987
Other non-current liabilities	284,519	284,361
Deferred income taxes	370,683	381,930
Total long-term liabilities	675,197	706,278
Total liabilities	1,159,103	1,246,807
Commitments and contingent liabilities
Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 208,556,788 and 212,984,747 shares outstanding at December 31, 2025 and December 31, 2024, respectively	20,856	21,298
Capital in excess of par value	234,597	228,081
Retained earnings	4,055,604	3,995,209
Total shareholders’ equity	4,311,057	4,244,588
Total liabilities and shareholders’ equity	$5,470,160	$5,491,395

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Revenue from operations	$5,496,389	$5,814,810	$5,866,152

Operating expenses:
Salaries, wages and benefits	2,635,325	2,689,314	2,629,676
Operating supplies and expenses	570,981	635,320	718,326
General supplies and expenses	169,161	176,546	162,416
Operating taxes and licenses	138,940	144,690	145,642
Insurance and claims	74,416	92,359	75,368
Communications and utilities	38,939	40,827	43,269
Depreciation and amortization	364,683	344,568	324,435
Purchased transportation	110,036	122,815	121,516
Miscellaneous expenses, net	32,863	24,373	4,831
Total operating expenses	4,135,344	4,270,812	4,225,479

Operating income	1,361,045	1,543,998	1,640,673

Non-operating (income) expense:
Interest expense	296	212	464
Interest income	(4,145)	(17,011)	(12,799)
Other expense, net	3,586	3,200	5,232
Total non-operating income	(263)	(13,599)	(7,103)

Income before income taxes	1,361,308	1,557,597	1,647,776
Provision for income taxes	337,605	371,524	408,274
Net income	$1,023,703	$1,186,073	$1,239,502

Earnings per share:
Basic	$4.86	$5.51	$5.66
Diluted	$4.84	$5.48	$5.63

Weighted average shares outstanding:
Basic	210,535	215,326	218,842
Diluted	211,598	216,485	220,180

Dividends declared per share	$1.12	$1.04	$0.80

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Capital in
	Common Stock		Excess of	Retained
(In thousands, except per share data)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2022	220,446	$22,045	$233,086	$3,397,786	$3,652,917
Net income	—	—	—	1,239,502	1,239,502
Share repurchases, including transaction costs	(2,628)	(263)	—	(457,636)	(457,899)
Cash dividends declared ($0.80 per share)	—	—	—	(175,083)	(175,083)
Share-based compensation and share issuances, net of forfeitures	185	18	11,062	—	11,080
Taxes paid in exchange for shares withheld	(72)	(7)	(12,699)	—	(12,706)
Balance as of December 31, 2023	217,931	21,793	231,449	4,004,569	4,257,811
Net income	—	—	—	1,186,073	1,186,073
Share repurchases, including transaction costs and settlements under accelerated share repurchase programs	(5,092)	(509)	—	(971,794)	(972,303)
Cash dividends declared ($1.04 per share)	—	—	—	(223,639)	(223,639)
Share-based compensation and share issuances, net of forfeitures	216	21	11,328	—	11,349
Taxes paid in exchange for shares withheld	(70)	(7)	(14,696)	—	(14,703)
Balance as of December 31, 2024	212,985	21,298	228,081	3,995,209	4,244,588
Net income	—	—	—	1,023,703	1,023,703
Share repurchases, including transaction costs	(4,525)	(452)	—	(727,636)	(728,088)
Cash dividends declared ($1.12 per share)	—	—	—	(235,672)	(235,672)
Share-based compensation and share issuances, net of forfeitures	131	13	12,684	—	12,697
Taxes paid in exchange for shares withheld	(34)	(3)	(6,168)	—	(6,171)
Balance as of December 31, 2025	208,557	$20,856	$234,597	$4,055,604	$4,311,057

The accompanying notes are an integral part of these financial statements.

OLD DOMINION FREIGHT LINE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$1,023,703	$1,186,073	$1,239,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364,691	344,578	324,449
Noncash lease expense	17,652	17,186	18,665
Loss (gain) on disposal of property and equipment	2,938	(3,401)	(22,555)
Deferred income taxes	(11,247)	19,340	53,341
Share-based compensation	12,854	11,349	11,080
Changes in assets and liabilities:
Customer and other receivables, net	28,350	74,080	(3,875)
Prepaid expenses and other assets	(9,363)	5,562	(38,189)
Accounts payable	(29,123)	(20,955)	6,499
Compensation, benefits and other accrued liabilities	(44,974)	8,808	(1,422)
Claims and insurance accruals	4,575	10,441	(2,249)
Income taxes, net	17,130	14,570	(5,816)
Other liabilities	(7,053)	(8,348)	(10,295)
Net cash provided by operating activities	1,370,133	1,659,283	1,569,135

Cash flows from investing activities:
Purchase of property and equipment	(415,034)	(771,318)	(757,309)
Proceeds from sale of property and equipment	48,523	20,124	48,637
Purchase of short-term investments	—	(30,000)	—
Proceeds from maturities of short-term investments	—	30,000	48,852
Other investing	100	—	—
Net cash used in investing activities	(366,411)	(751,194)	(659,820)

Cash flows from financing activities:
Payments for share repurchases	(730,338)	(967,294)	(453,613)
Dividends paid	(235,641)	(223,618)	(175,089)
Principal payments under long-term debt agreements	(20,000)	(20,000)	(20,000)
Other financing activities, net	(6,328)	(22,300)	(13,126)
Net cash used in financing activities	(992,307)	(1,233,212)	(661,828)

Increase (decrease) in cash and cash equivalents	11,415	(325,123)	247,487
Cash and cash equivalents at beginning of year	108,676	433,799	186,312
Cash and cash equivalents at end of year	$120,091	$108,676	$433,799

Interest paid	$4,464	$2,909	$3,484
Capitalized interest	$4,089	$2,763	$3,364

The accompanying notes are an integral part of these financial statements.

35

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Business

We are one of the largest North American less-than-truckload (“LTL”) motor carriers. We provide regional, inter-regional and national LTL services through a single integrated, union-free organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. We have one operating and reportable segment as described in Note 11.

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The composition of our revenue is summarized below:

	Year Ended December 31,
(In thousands)	2025	2024	2023
LTL services	$5,446,151	$5,761,105	$5,804,939
Other services	50,238	53,705	61,213
Total revenue from operations	$5,496,389	$5,814,810	$5,866,152

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

Short-term Investments

From time to time, the Company invests in commercial paper and certificates of deposits with an original maturity of greater than three months, which are classified and accounted for as trading securities and are reported in “Short-term investments” on our Balance Sheets. These investments are measured at fair value on a recurring basis each reporting period, with gains or losses recorded in “Non-operating (income) expense” on our Statements of Operations. As of December 31, 2025 and 2024, we held no short-term investments.

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

Depreciation expense was $364.7 million, $344.5 million and $324.0 million for 2025, 2024 and 2023, respectively.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Our liability for claims and insurance totaled $168.8 million and $164.2 million at December 31, 2025 and 2024, respectively. The long-term portions of those reserves were $89.9 million and $91.4 million at December 31, 2025 and 2024, respectively, which were included in “Other non-current liabilities” on our Balance Sheets.

Share-Based Compensation

We have various share-based compensation plans for our employees and non-employee directors. Our share-based compensation includes awards of restricted stock, phantom stock, and performance-based restricted stock units (“PBRSUs”) which are accounted for under ASC Topic 718, Compensation - Stock Compensation. All share-based compensation expense is presented in “Salaries, wages and benefits” for employees and “Miscellaneous expenses, net” for non-employee directors in the accompanying Statements of Operations. Total compensation expense recognized for all share-based compensation awards was $12.9 million, $11.3 million and $11.1 million during 2025, 2024 and 2023, respectively. The total tax benefit recognized related to these awards was $3.6 million, $6.9 million and $3.3 million during 2025, 2024 and 2023, respectively.

Awards of restricted stock, phantom stock and PBRSUs are accounted for as equity under ASC Topic 718. We recognize compensation cost, net of estimated forfeitures, for restricted stock awards and phantom stock awards on a straight-line basis over the requisite service period of each award. Compensation cost, net of estimated forfeitures, for market-based PBRSUs granted in 2025 (“2025 PBRSUs”) was based on the fair value of the awards at the grant date measured using the Monte Carlo simulation model and is recognized as expense on a straight-line basis over the three-year performance period. Compensation cost, net of estimated forfeitures, for financial performance metric-based PBRSUs granted prior to 2025 (“Prior PBRSUs”) was recognized using the accelerated attribution method over the requisite service period of each award. At the end of each reporting period, for Prior PBRSUs, we reassessed the probability of achieving the financial performance targets and any changes to our initial assessment were reflected in the reporting period in which the change in estimate occurred.

Advertising

The costs of advertising our services are expensed as incurred and are included in “General supplies and expenses” on our Statements of Operations. Advertising costs charged to expense totaled $35.1 million, $34.5 million and $34.6 million for 2025, 2024 and 2023, respectively.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

At December 31, 2025, we had $1.54 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.28 per share for each quarter of 2025, declared a cash dividend of $0.26 per share for each quarter of 2024 and declared a cash dividend of $0.20 per share for each quarter of 2023.

On February 4, 2026, we announced that our Board of Directors had declared a cash dividend of $0.29 per share of our common stock. The dividend is payable on March 18, 2026 to shareholders of record at the close of business on March 4, 2026. Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under our Credit Agreement and Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings under our Credit Agreement or Note Agreement.

Comprehensive Income

The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented in this report.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. We adopted ASU 2023-09 in the fourth quarter of 2025 on a retrospective basis. While the new accounting rules did not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules resulted in additional disclosures, which are included in Note 4.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose additional information about the nature of expenses included on the statements of operations as well as information about specific types of expenses included in the expense captions presented on the statements of operations in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. While the new accounting rules will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting rules may result in additional disclosures.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This guidance, which must be applied prospectively, is effective for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. We plan to adopt ASU 2025-05 on a prospective basis in the first quarter of 2026 and we do not anticipate the adoption will have a material impact on our financial condition, results of operations or cash flows.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification 350-40, Internal-Use Software Accounting & Capitalization. ASU 2025-06 eliminates project stages and requires capitalization of software costs to begin when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years, with early adoption permitted. The new accounting rules can be adopted prospectively, retrospectively or using a modified transition approach. We are currently evaluating the impact of this guidance on our financial condition, results of operations and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-11.

Note 2. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

	December 31,
(In thousands)	2025	2024
Senior notes	$39,995	$59,987
Credit agreement borrowings	—	—
Total long-term debt	39,995	59,987
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$19,995	$39,987

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

There were $37.5 million and $37.7 million of outstanding letters of credit at December 31, 2025 and 2024, respectively. As of December 31, 2025, we had $362.5 million of borrowing availability under the Credit Agreement after taking into account outstanding letters of credit.

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

The right-of-use assets and corresponding lease liabilities on our Balance Sheets represent payments over the lease term, which includes renewal options for certain real estate leases that we are likely to exercise. These renewal options included in the right-of-use assets and corresponding lease liabilities begin in 2026 and continue through 2035, and range from three years to five years in length. Short-term leases, which have an initial term of 12 months or less, are not included in our right-of-use assets or corresponding lease liabilities.

Of our total operating lease liabilities, $17.2 million and $15.7 million are classified as current and are presented within “Other accrued liabilities,” and $84.2 million and $92.6 million are classified as non-current and are presented within “Other non-current liabilities” on our Balance Sheets as of December 31, 2025 and 2024, respectively. Our right-of-use assets totaled $96.8 million and $104.2 million and are presented within “Other assets,” which is classified as long-term, on our Balance Sheets as of December 31, 2025 and 2024, respectively.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Future lease payments for assets under operating leases, as well as a reconciliation to our total lease liabilities as of December 31, 2025, are as follows:

(In thousands)	Lease Payments
2026	$21,674
2027	21,315
2028	19,571
2029	18,623
2030	14,979
Thereafter	20,919
Total lease payments	$117,081
Less: imputed interest	(15,634)
Total lease liabilities	$101,447

The weighted average lease term for our operating leases was 5.3 years and 6.2 years at December 31, 2025 and 2024, respectively. The discount rate used in the calculation of our right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or our collateralized borrowing rate from lending institutions. The weighted average discount rate for our operating leases was 4.8% and 4.9% as of December 31, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of our lease liabilities was $21.2 million and $21.3 million for the years ended December 31, 2025 and 2024, respectively. Certain operating leases include rent escalation provisions, which we recognize as expense on a straight-line basis. Lease expense is presented within “Operating supplies and expenses” or “General supplies and expenses,” depending on the nature of the use of the leased asset. Aggregate expense under operating leases was $23.8 million, $23.3 million and $24.5 million for 2025, 2024 and 2023, respectively. During the years ended December 31, 2025 and 2024, we increased our right-of-use assets by $10.2 million and $5.0 million, respectively, in exchange for new operating lease liabilities.

Note 4. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$280,072	$284,679	$288,030
State	68,780	67,505	66,903
	348,852	352,184	354,933
Deferred:
Federal	(11,333)	18,585	42,728
State	86	755	10,613
	(11,247)	19,340	53,341
Total:
Federal	268,739	303,264	330,758
State	68,866	68,260	77,516
Total provision for income taxes	$337,605	$371,524	$408,274

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following is a reconciliation of income tax expense and the effective tax rate calculated using the U.S. statutory federal income tax rate to our provision for income taxes for 2025, 2024, and 2023:

	Year Ended December 31,
	2025		2024		2023
(Amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at U.S. statutory rate	$285,875	21.0%	$327,095	21.0%	$346,033	21.0%
Federal tax credits	(8,557)	(0.6)%	(8,600)	(0.6)%	—	—%
Federal other, net	5,476	0.4%	(1,014)	0.0%	3,074	0.2%
State income taxes, net of federal benefit	54,811	4.0%	54,043	3.5%	59,167	3.6%
Total provision for income taxes	$337,605	24.8%	$371,524	23.9%	$408,274	24.8%

The majority of the State income taxes, net of federal benefit for 2025 is comprised of California, Georgia, Illinois, Indiana, Kansas, Minnesota, Pennsylvania, Virginia and Wisconsin. The majority of the State income taxes, net of federal benefit for 2024 is comprised of California, Georgia, Iowa, Illinois, Indiana, Kansas, Pennsylvania, Tennessee, and Virginia. The majority of the State income taxes, net of federal benefit for 2023 is comprised of California, Georgia, Iowa, Illinois, Indiana, Kansas, Minnesota, Pennsylvania, and Virginia.

Deferred tax assets and liabilities are included in “Deferred income taxes” on our Balance Sheets and consist of the following:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Claims and insurance reserves	$34,245	$32,866
Accrued vacation	26,334	23,379
Deferred compensation	44,668	41,387
Other	12,486	11,341
Total deferred tax assets	117,733	108,973

Deferred tax liabilities:
Depreciation and amortization	(483,012)	(485,808)
Other	(5,404)	(5,095)
Total deferred tax liabilities	(488,416)	(490,903)
Net deferred tax liability	$(370,683)	$(381,930)

We are subject to U.S. federal income tax, as well as income tax of multiple state tax jurisdictions. We remain open to examination by the Internal Revenue Service for tax years 2022 through 2025. We also remain open to examination by various state tax jurisdictions for tax years 2021 through 2025.

The Company’s liability for unrecognized tax benefits was immaterial as of December 31, 2025 and 2024. Interest and penalties related to uncertain tax positions, which were immaterial in 2025, 2024 and 2023, are recorded in “Provision for income taxes” on our Statements of Operations. Changes in our liability for unrecognized tax benefits could affect our effective tax rate, if recognized, but we do not expect any material changes within the next twelve months.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The components of income taxes paid are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Federal (1)	$268,555	$274,424	$292,040
State	$63,167	63,191	69,408
Total income taxes paid	$331,722	$337,615	$361,448

(1) Includes payments of $189.1 million and $177.5 million in 2025 and 2024, respectively for purchased federal tax credits to offset estimated tax payments. In 2023, we had no purchased federal tax credits.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”), which includes a broad range of tax reform provisions affecting businesses, was signed into law in the U.S. The provisions of the Act applicable to our Company did not have a material impact on our financial statements for the quarter or year ended December 31, 2025. We do not expect the Act to have a material impact on our effective tax rate in the future. However, we do anticipate future cash tax benefits due to changes in the laws for depreciation.

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

Note 6. Employee Benefit Plans

Defined Contribution Plan

Full-time employees meeting certain eligibility requirements are automatically enrolled in our 401(k) employee retirement plan, unless the employee elects not to defer any compensation. Employee contributions are limited to a percentage of the employee’s compensation, as defined in the plan. We match a percentage of our employees’ contributions up to certain maximum limits. In addition, we may also provide a discretionary matching contribution as specified in the plan. Our employer contributions, net of forfeitures, for 2025, 2024 and 2023 were $96.5 million, $112.9 million and $119.5 million, respectively.

Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan for the benefit of certain eligible employees, including those whose contributions to the 401(k) employee retirement plan are limited due to provisions of the Internal Revenue Code. Participating employees may elect to defer receipt of a percentage of their compensation, as defined in the plan, and the deferred amount is credited to each participant’s deferred compensation account. The plan is not funded, and the Company does not make a matching contribution to this plan. Although the plan is not funded, participants are allowed to select investment options for which their deferrals and future earnings are deemed to be invested. Participant accounts are adjusted to reflect participant deferrals and the performance of their deemed investments. The amounts owed to the participants totaled $119.6 million and $109.4 million at December 31, 2025 and 2024, respectively. Of these amounts, $9.2 million and $9.0 million were included in “Compensation and benefits” on our Balance Sheets as of December 31, 2025 and 2024, respectively, and $110.4 million and $100.4 million were included in “Other non-current liabilities” on our Balance Sheets as of December 31, 2025 and 2024, respectively.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

denominator depending on whether the performance target is deemed to have been achieved, or not to have been achieved, using the assumption that the end of the reporting period is treated as the end of the contingency period.

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Weighted average shares outstanding - basic	210,535	215,326	218,842
Dilutive effect of share-based awards	1,063	1,159	1,338
Weighted average shares outstanding - diluted	211,598	216,485	220,180

Note 8. Share-Based Compensation

Stock Incentive Plan

On May 21, 2025, our shareholders approved the Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan (the “Stock Incentive Plan”) previously approved by our Board of Directors. The Stock Incentive Plan is intended to serve as our primary equity incentive plan, although the terms of the 2016 Stock Incentive Plan (the “Prior Plan”), the 2005 Phantom Stock Plan, as amended, and the 2012 Phantom Stock Plan, as amended, will continue to govern all awards previously granted under such plans, as applicable, until such awards have been settled, forfeited, canceled or have otherwise expired or terminated. Awards may be granted under the Stock Incentive Plan until May 20, 2035, or any earlier termination date set by our Board of Directors. The Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted awards, performance awards, phantom stock awards and other stock-based awards or dividend equivalent awards to selected employees and non-employee directors. The maximum number of shares of common stock that we may issue or deliver pursuant to awards granted under the Stock Incentive Plan is 6,000,000 shares. The outstanding shares under the Prior Plan, of which 3,467,711 shares were available for award on May 21, 2025, were not carried forward to the Stock Incentive Plan and no further grants will be made under the Prior Plan after May 21, 2025.

Restricted Stock Awards

During 2025, we granted restricted stock awards to selected employees under the Prior Plan and we granted restricted stock awards to non-employee directors under the Stock Incentive Plan. During 2024 and 2023, we granted restricted stock awards to selected employees and non-employee directors under the Prior Plan. The employee restricted stock awards vest in three equal annual installments on each anniversary of the grant date, and the non-employee director restricted stock awards generally vest in full on the first anniversary of the grant date. In both cases, the restricted stock awards are subject to accelerated vesting due to death, total disability, or change in control of the Company.

Subject to the foregoing, unvested restricted stock awards are generally forfeited upon termination of employment, unless otherwise approved by the Board of Directors or the Talent and Compensation Committee. The restricted stock awards accrue dividends while the award is unvested and only carry rights to receive the accrued dividends once vested.

Compensation cost for restricted stock awards is measured at the grant date based on the fair market value per share of our common stock, net of estimated forfeitures.

The following table summarizes our restricted stock award activity for employees and non-employee directors:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2025	108,428	$196.16
Granted	63,414	196.72
Vested	(56,378)	187.59
Forfeited	(3,738)	192.78
Unvested at December 31, 2025	111,726	$200.91

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The weighted average grant date fair value per restricted stock award granted during fiscal years 2025, 2024 and 2023 was $196.72, $212.19 and $179.77, respectively. The total fair value of vested restricted stock awards for fiscal years 2025, 2024 and 2023 was $10.9 million, $13.9 million and $18.1 million, respectively. At December 31, 2025, the Company had $11.9 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock awards that are expected to be recognized over a weighted average period of 1.6 years.

Performance-Based Restricted Stock Units

During February 2025, we granted the 2025 PBRSUs to selected employees under the Prior Plan. The 2025 PBRSUs were market-based awards that will be earned over a three-year performance period based on a comparison of the total shareholder return (“TSR”) of our common stock compared to the TSR of a group of peer companies identified by our Talent and Compensation Committee. The 2025 PBRSUs earned may range from zero to 200% of the target award and are subject to accelerated vesting due to death, total disability, retirement, or change in control of the Company. Subject to the foregoing, unvested 2025 PBRSUs are generally forfeited if the minimum threshold performance target is not achieved or upon termination of employment. The unvested 2025 PBRSUs did not include voting rights or dividend participation rights. Shares earned under the 2025 PBRSUs will be issued in the first quarter of the year following the end of the performance period. Compensation cost, net of estimated forfeitures, for the 2025 PBRSUs was based on the fair value of the awards at the grant date measured using the Monte Carlo simulation model and will be recognized as expense on a straight-line basis over the three-year performance period. The key assumptions used in this model include expected volatility, dividend yield and risk-free rate. The estimate of expected volatility for the 2025 PBRSUs was based upon historical stock price volatility and the length of the performance period. The dividend yield was based on the most recent dividends paid and the three-month average stock price. The risk-free interest rate was based on zero-coupon U.S. Treasury bonds. For the 2025 PBRSUs, inputs for expected volatility, dividend yield and the risk-free rate were 35.89%, 0.53% and 4.28%, respectively.

Prior to 2025, we granted Prior PBRSUs to selected employees under the Prior Plan that were earned based on the achievement of stated Company financial performance metrics over a one-year performance period. One-third of the earned Prior PBRSUs vested following the end of the one-year performance period if the financial performance metrics were satisfied, with an additional one-third of the Prior PBRSUs vesting on each of the next two grant date anniversaries. Earned Prior PBRSUs were subject to accelerated vesting due to death, total disability, or change in control of the Company. Subject to the foregoing, unvested Prior PBRSUs were generally forfeited if minimum threshold performance targets were not achieved or upon termination of employment. The unvested Prior PBRSUs did not include voting rights or dividend participation rights. Compensation cost, net of estimated forfeitures, for the Prior PBRSUs was based on the fair market value per share of our common stock at the grant date, with consideration given to the probability of achieving the financial performance targets. At the end of each reporting period, we reassessed the probability of achieving the financial performance targets and any changes to our initial assessment were reflected in the reporting period in which the change in estimate occurred. As of December 31, 2025, there were no outstanding Prior PBRSUs.

The following table summarizes our activity for PBRSUs for employees during 2025:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2025	8,262	$155.11
Granted	18,997	248.31
Vested	(8,262)	155.11
Forfeited	—	—
Unvested at December 31, 2025	18,997	$248.31

The weighted average grant date fair value per share for the 2025 PBRSUs was $248.31. Prior PBRSUs granted for the 2024 and 2023 performance period were not earned as the financial performance metrics were not met. The total fair value of vested PBRSUs for fiscal years 2025, 2024 and 2023 was $1.6 million, $5.8 million and $12.3 million, respectively. At December 31, 2025, we had $3.1 million of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested 2025 PBRSUs that are expected to be recognized over a weighted average period of 2.1 years.

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Phantom Stock Awards

A summary of the changes in the number of outstanding phantom stock awards during the year ended December 31, 2025 is provided below. There were no phantom stock awards granted during 2025.

	Total Phantom Shares	Weighted Average Grant Date Fair Value Per Share
Balance of shares outstanding at January 1, 2025	985,492	$60.25
Settled	(63,039)	60.32
Forfeited	—	—
Balance of shares outstanding at December 31, 2025	922,453	$60.24

All outstanding phantom stock awards were vested at December 31, 2025. The outstanding phantom stock awards will be settled in shares of our common stock equal to the number of vested shares of phantom stock on the applicable settlement date. The shares of common stock will generally be distributed in twenty-four substantially equal monthly installments commencing on the first day of the sixth calendar month following such settlement date.

Note 9. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $40.0 million and $60.0 million at December 31, 2025 and 2024, respectively. The estimated fair value of our total long-term debt, including current maturities, was $39.1 million and $56.5 million at December 31, 2025 and 2024, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

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

Note 11. Segment Information

We have one operating and reportable segment that provides regional, inter-regional and national LTL services through a single integrated, union-free organization. We derive revenue primarily in North America and manage our business activities on a Company-wide basis. For the last three fiscal years, more than 95% of our revenue was derived from services performed in the United States and less than 5% of our revenue was generated from services performed internationally. Additionally, no single customer exceeds 5% of our revenue. The accounting policies of our reportable segment are the same as those described in Note 1.

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

OLD DOMINION FREIGHT LINE, INC.

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following table presents financial information with respect to our segment:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenue from operations	$5,496,389	$5,814,810	$5,866,152

Less significant expenses:
Salaries and wages	1,883,020	1,958,390	1,912,231
Employee benefit costs	752,305	730,924	717,445
Operating supplies and expenses	570,981	635,320	718,326
General supplies and expenses	169,161	176,546	162,416
Operating taxes and licenses	138,940	144,690	145,642
Insurance and claims	74,416	92,359	75,368
Communications and utilities	38,939	40,827	43,269
Depreciation and amortization	364,683	344,568	324,435
Purchased transportation	110,036	122,815	121,516
Miscellaneous expenses, net	32,863	24,373	4,831
Total non-operating income	(263)	(13,599)	(7,103)
Provision for income taxes	337,605	371,524	408,274
Segment net income	$1,023,703	$1,186,073	$1,239,502

See the Company’s financial statements for other financial information regarding our segment as there are no reconciling items or adjustments between segment and total Company.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Old Dominion Freight Line, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

The liability for claims and insurance totaled $168.8 million at December 31, 2025, and the majority of this amount represents the self-insurance reserves for BIPD and workers’ compensation claims. The long-term portion of this liability was $89.9 million, which was included in “Other non-current liabilities”, and the remainder was included in “Claims and insurance accruals” on the Company’s Balance Sheets.

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

February 24, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)
Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation as of the end of the period covered by this report, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15(f). Management has conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Management concluded that our internal control over financial reporting was effective as of December 31, 2025, based on our evaluation under the 2013 Framework.

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

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 24, 2026, which is included herein.

c)
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Old Dominion Freight Line, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Old Dominion Freight Line, Inc.’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Old Dominion Freight Line, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 24, 2026

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Shareholders under the captions “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance – Attendance and Committees of the Board – Audit Committee,” “Corporate Governance – Director Nominations,” “Corporate Governance - Insider Trading Policy” and “Delinquent Section 16(a) Reports” (to the extent reported therein), and the information therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Shareholders under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners,” and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2026 Annual Meeting of Shareholders under the captions “Corporate Governance – Independent Directors” and “Related Person Transactions,” and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K will appear in the Company’s proxy statement for its 2026 Annual Meeting of Shareholders under the captions “Corporate Governance – Audit Committee Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees and Services,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of Old Dominion Freight Line, Inc. are included in Item 8:

Balance Sheets – December 31, 2025 and December 31, 2024

Statements of Operations – Years ended December 31, 2025, December 31, 2024 and December 31, 2023

Statements of Changes in Shareholders’ Equity – Years ended December 31, 2025, December 31, 2024 and December 31, 2023

Statements of Cash Flows – Years ended December 31, 2025, December 31, 2024 and December 31, 2023

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

(a)(2) Financial Statement Schedules.

The Schedule II – Valuation and Qualifying Accounts schedule of Old Dominion Freight Line, Inc. is included below:

Schedule II

Old Dominion Freight Line, Inc.

Valuation and Qualifying Accounts

(In thousands)	Allowance for Uncollectible Accounts (1)
Year Ended December 31,	Balance at Beginning of Period	Charged to Expense	Deductions (2)	Balance at End of Period
2023	$6,677	$1,670	$2,239	$6,108
2024	$6,108	$2,011	$1,744	$6,375
2025	$6,375	$2,690	$2,469	$6,596

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

FOR YEAR ENDED DECEMBER 31, 2025

Exhibit No.	Description

3.1.1

Amended and Restated Articles of Incorporation of Old Dominion Freight Line, Inc. (as amended July 30, 2004) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004)

3.1.2

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012)

3.1.3

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 6, 2020)

3.1.4

Articles of Amendment of Old Dominion Freight Line, Inc. (Incorporated by reference to exhibit 3.1(4) contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 5, 2024)

3.2

Amended and Restated Bylaws of Old Dominion Freight Line, Inc. (as amended through October 19, 2022) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on October 20, 2022)

4.1

Specimen certificate of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023)

4.15

Description of Common Stock (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 25, 2025)

4.16

Note Purchase and Private Shelf Agreement among Old Dominion Freight Line, Inc., PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., as purchasers, dated as of May 4, 2020 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020)

4.17

First Amendment to Note Purchase and Private Shelf Agreement, dated March 22, 2023, by and among Old Dominion Freight Line, Inc., PGIM, Inc. and the other holders of the Notes (as defined therein) (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, filed on March 23, 2023)

4.18

Third Amended and Restated Credit Agreement, dated March 22, 2023, among Old Dominion Freight Line, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders named therein (Incorporated by reference to the exhibit of the same number contained in the Company's Current Report on Form 8-K, filed on March 23, 2023)

4.19

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 28, 2024, among Old Dominion Freight Line, Inc., the Lenders defined therein, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 6, 2024)

4.20

Second Amendment to Note Purchase and Private Shelf Agreement, made and entered into as of August 28, 2024, by and among Old Dominion Freight Line, Inc., PGIM, Inc. and the other holders of Notes (as defined therein) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 6, 2024)

4.21

Second Amendment to Third Amended and Restated Credit Agreement and Commitment Increase Agreement, dated as of May 23, 2025, among Old Dominion Freight Line, Inc., the Lenders defined therein, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025)

10.17.15*	Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on November 5, 2012)

10.17.16*

Form of Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on November 5, 2012)

10.17.20*

First Amendment to the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.18.4*

Form of Old Dominion Freight Line, Inc. Director Phantom Stock Plan Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008)

10.18.7*

Old Dominion Freight Line, Inc. Director Phantom Stock Plan, as amended through April 1, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011)

10.18.9*

2014 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective February 20, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014)

10.18.12*

Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

10.18.13*

Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. Director Phantom Stock Plan (As Amended and Restated Through December 16, 2019)) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020)

10.18(17)*	Old Dominion Freight Line, Inc. Non-Employee Director Compensation Structure, effective as of the 2026 Annual Meeting of Shareholders

10.19.1*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 16, 2005 (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on May 20, 2005)

10.19.3*

Form of Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on February 21, 2006)

10.19.4*

Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of January 1, 2009 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009)

10.19.6*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 18, 2009 (Incorporated by reference to Exhibit 10.19.4 contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.19.7*

2011 Declaration of Amendment to Old Dominion Freight Line, Inc. Phantom Stock Plan, effective as of May 17, 2011 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011)

10.19.8*	Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on July 5, 2012)

10.19.9*

2014 Declaration of Second Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective as of August 7, 2014 (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014)

10.19.10*

2015 Declaration of Amendment to the Old Dominion Freight Line, Inc. Phantom Stock Plan (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015)

10.19.11*

2016 Declaration of Amendment to Old Dominion Freight Line, Inc. Director Phantom Stock Plan, effective as of February 25, 2016 (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016)

10.19.12*

Old Dominion Freight Line, Inc. Change of Control Severance Plan for Key Executives (As Amended and Restated Effective October 31, 2018) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on November 1, 2018)

10.19.13*

Old Dominion Freight Line, Inc. Phantom Stock Plan (As Amended and Restated Through December 16, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on December 19, 2019)

10.19.14*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. Phantom Stock Plan (As Amended and Restated Through December 16, 2019)) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K filed on December 19, 2019)

10.19.15*

Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (As Amended and Restated Through December 16, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on December 19, 2019)

10.19.16*

Amendment to Old Dominion Freight Line, Inc. Phantom Stock Award Agreement (under the Old Dominion Freight Line, Inc. 2012 Phantom Stock Plan (As Amended and Restated Through December 16, 2019)) (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on December 19, 2019)

10.20.1*

2006 Nonqualified Deferred Compensation Plan of Old Dominion Freight Line, Inc., effective January 1, 2006 (as restated and effective January 1, 2009) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010)

10.20.2*	Form of Annual Salary and Bonus Deduction Agreement (Incorporated by reference to the exhibit of the same number contained in the Company’s Current Report on Form 8-K, filed on February 21, 2006)

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

10.21.1*

Old Dominion Freight Line, Inc. Performance Incentive Plan (As Amended and Restated Through January 30, 2019) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019)

10.23*

Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 99 contained in the Company’s Registration Statement on Form S-8 (File No. 333-211464), filed on May 19, 2016)

10.23.2*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016)

10.23.4*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022)

10.23.5*

Form of Old Dominion Freight Line, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022)

10.24*

Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 contained in the Company's Registration Statement on Form S-8 (File No. 333-287462), filed on May 21, 2025)

10.25*

Form of Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025)

10.26*

Form of Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-Based) (Employees) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025)

10.27*

Form of Old Dominion Freight Line, Inc. 2025 Stock Incentive Plan Restricted Stock Award Agreement (Non-Employee Directors) (Incorporated by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025)

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

97

Old Dominion Freight Line, Inc. Clawback Policy (as updated October 18, 2023) (Incorporated by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024)

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 24, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Balance Sheets at December 31, 2025 and 2024, (ii) the Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) the Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (iv) the Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (v) the Notes to the Financial Statements

104	The cover page from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL

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

OLD DOMINION FREIGHT LINE, INC.

Dated:	February 24, 2026	By:	/s/ KEVIN M. FREEMAN
Kevin M. Freeman
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature	Position	Date

/s/ DAVID S. CONGDON	Executive Chairman of the Board of Directors	February 24, 2026
David S. Congdon

/s/ SHERRY A. AAHOLM	Director	February 24, 2026
Sherry A. Aaholm

/s/ JOHN R. CONGDON, JR.	Director	February 24, 2026
John R. Congdon, Jr.

/s/ ANDREW S. DAVIS	Director	February 24, 2026
Andrew S. Davis

/s/ BRADLEY R. GABOSCH	Director	February 24, 2026
Bradley R. Gabosch

/s/ GREG C. GANTT	Director	February 24, 2026
Greg C. Gantt

/s/ JOHN D. KASARDA	Director	February 24, 2026
John D. Kasarda

/s/ CHERYL S. MILLER	Director	February 24, 2026
Cheryl S. Miller

/s/ WENDY T. STALLINGS	Director	February 24, 2026
Wendy T. Stallings

/s/ THOMAS A. STITH, III	Director	February 24, 2026
Thomas A. Stith, III

/s/ KEVIN M. FREEMAN	President, Chief Executive Officer and Director	February 24, 2026
Kevin M. Freeman	(Principal Executive Officer)

/s/ ADAM N. SATTERFIELD	Executive Vice President and Chief Financial Officer	February 24, 2026
Adam N. Satterfield	(Principal Financial Officer)

/s/ CLAYTON G. BRINKER	Vice President – Accounting and Finance	February 24, 2026
Clayton G. Brinker	(Principal Accounting Officer)