Form 10-Q
period 2026-03-31
OLD DOMINION FREIGHT LINE, INC.
filed 2026-05-06
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026 there were 207,968,283 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
(In thousands, except share and per share data)	(Unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$288,082	$120,091
Customer receivables, less allowances of $9,007 and $7,924, respectively	542,208	471,947
Other receivables	24,297	22,392
Prepaid expenses and other current assets	71,661	80,403
Total current assets	926,248	694,833

Property and equipment:
Revenue equipment	2,683,339	2,678,446
Land and structures	3,549,041	3,523,364
Other fixed assets	664,050	664,015
Leasehold improvements	15,621	15,654
Total property and equipment	6,912,051	6,881,479
Less: Accumulated depreciation	(2,444,668)	(2,377,275)
Net property and equipment	4,467,383	4,504,204

Other assets	263,317	271,123
Total assets	$5,656,948	$5,470,160

Note: The Condensed Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	March 31,
	2026	December 31,
(In thousands, except share and per share data)	(Unaudited)	2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,006	$62,696
Compensation and benefits	240,987	239,122
Claims and insurance accruals	79,225	78,864
Other accrued liabilities	68,060	70,078
Income taxes payable	89,446	13,146
Current maturities of long-term debt	20,000	20,000
Total current liabilities	591,724	483,906

Long-term liabilities:
Long-term debt	19,996	19,995
Other non-current liabilities	274,823	284,519
Deferred income taxes	370,683	370,683
Total long-term liabilities	665,502	675,197
Total liabilities	1,257,226	1,159,103

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 208,146,920 and 208,556,788 shares outstanding at March 31, 2026 and December 31, 2025, respectively	20,815	20,856
Capital in excess of par value	234,342	234,597
Retained earnings	4,144,565	4,055,604
Total shareholders’ equity	4,399,722	4,311,057
Total liabilities and shareholders’ equity	$5,656,948	$5,470,160

Note: The Condensed Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
Revenue from operations	$1,334,696	$1,374,858

Operating expenses:
Salaries, wages and benefits	638,295	658,085
Operating supplies and expenses	146,718	149,892
General supplies and expenses	47,069	39,880
Operating taxes and licenses	33,029	35,603
Insurance and claims	17,706	17,480
Communications and utilities	9,622	10,803
Depreciation and amortization	92,307	89,132
Purchased transportation	27,762	27,663
Miscellaneous expenses, net	4,847	8,265
Total operating expenses	1,017,355	1,036,803

Operating income	317,341	338,055

Non-operating (income) expense:
Interest expense	299	2
Interest income	(2,280)	(1,662)
Other expense, net	1,644	1,071
Total non-operating income	(337)	(589)

Income before income taxes	317,678	338,644

Provision for income taxes	79,420	83,984

Net income	$238,258	$254,660

Earnings per share:
Basic	$1.14	$1.20
Diluted	$1.14	$1.19

Weighted average shares outstanding:
Basic	208,277	212,402
Diluted	209,317	213,484

Dividend declared per share	$0.29	$0.28

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2026 and 2025
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2025	208,557	$20,856	$234,597	$4,055,604	$4,311,057
Net income	—	—	—	238,258	238,258
Share repurchases, including transaction costs	(480)	(48)	—	(88,867)	(88,915)
Cash dividend declared ($0.29 per share)	—	—	—	(60,430)	(60,430)
Share-based compensation and share issuances, net of forfeitures	93	9	4,100	—	4,109
Taxes paid in exchange for shares withheld	(23)	(2)	(4,355)	—	(4,357)
Balance as of March 31, 2026	208,147	$20,815	$234,342	$4,144,565	$4,399,722

Balance as of December 31, 2024	212,985	$21,298	$228,081	$3,995,209	$4,244,588
Net income	—	—	—	254,660	254,660
Share repurchases, including transaction costs	(1,116)	(112)	—	(202,870)	(202,982)
Cash dividend declared ($0.28 per share)	—	—	—	(59,444)	(59,444)
Share-based compensation and share issuances, net of forfeitures	84	9	3,001	—	3,010
Taxes paid in exchange for shares withheld	(24)	(2)	(4,506)	—	(4,508)
Balance as of March 31, 2025	211,929	$21,193	$226,576	$3,987,555	$4,235,324

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$238,258	$254,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,308	89,135
(Gain) loss on disposal of property and equipment	(2,835)	1,739
Other, net	8,667	7,384
Changes in operating assets and liabilities, net	37,236	(16,399)
Net cash provided by operating activities	373,634	336,519

Cash flows from investing activities:
Purchase of property and equipment	(62,574)	(88,149)
Proceeds from sale of property and equipment	9,923	5,232
Net cash used in investing activities	(52,651)	(82,917)

Cash flows from financing activities:
Payments for share repurchases	(88,137)	(201,077)
Dividends paid	(60,498)	(59,495)
Other financing activities, net	(4,357)	(4,508)
Net cash used in financing activities	(152,992)	(265,080)

Increase (decrease) in cash and cash equivalents	167,991	(11,478)
Cash and cash equivalents at beginning of period	120,091	108,676
Cash and cash equivalents at end of period	$288,082	$97,198

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Significant Accounting Policies

Business

We are one of the largest North American less-than-truckload (“LTL”) motor carriers and provide regional, inter-regional and national LTL services through a single integrated, union-free organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. We have one operating and reportable segment as described in Note 6. The composition of our revenue is summarized below:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
LTL services	$1,321,891	$1,360,839
Other services	12,805	14,019
Total revenue from operations	$1,334,696	$1,374,858

Basis of Presentation

The accompanying unaudited, interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2026.

The condensed financial statements should be read in conjunction with the financial statements and related notes, which appear in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the accounting principles and policies, long-term contracts or estimates inherent in the preparation of the condensed financial statements of Old Dominion Freight Line, Inc. as previously described in our Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in this Form 10-Q.

Unless the context requires otherwise, references in these Notes to “Old Dominion,” the “Company,” “we,” “us” and “our” refer to Old Dominion Freight Line, Inc.

Stock Repurchase Program

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At March 31, 2026, we had $1.45 billion remaining authorized under the 2023 Repurchase Program.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. We adopted ASU 2025-05 in the first quarter of 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on our condensed financial statements.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Weighted average shares outstanding - basic	208,277	212,402
Dilutive effect of share-based awards	1,040	1,082
Weighted average shares outstanding - diluted	209,317	213,484

Note 3. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Senior notes	$39,996	$39,995
Credit agreement borrowings	—	—
Total long-term debt	39,996	39,995
Less: Current maturities	(20,000)	(20,000)
Total maturities due after one year	$19,996	$19,995

Note Agreement

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (as subsequently amended, the “Note Agreement”). The Note Agreement provided for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first three principal payments of $20.0 million each were paid in May of 2023, 2024 and 2025. The remaining $40.0 million will be paid in two equal annual installments of $20.0 million in May 2026 and May 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (as subsequently amended, the “Credit Agreement”).

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

There were $31.8 million and $37.5 million of outstanding letters of credit at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, we had $368.2 million of borrowing availability under the Credit Agreement after taking into account outstanding letters of credit.

General Debt Provisions

The Credit Agreement and the Note Agreement, as it relates to the Series B Notes, contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and the Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment).

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

Note 5. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $40.0 million at both March 31, 2026 and December 31, 2025. The estimated fair value of our total long-term debt, including current maturities, was $39.1 million at both March 31, 2026 and December 31, 2025. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

Note 6. Segment Information

We have one operating and reportable segment that provides regional, inter-regional and national LTL services through a single integrated, union-free organization. We derive revenue primarily in North America and manage our business activities on a Company-wide basis. The accounting policies of our reportable segment are the same as those described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents financial information with respect to our segment:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Revenue from operations	$1,334,696	$1,374,858

Less significant expenses:
Salaries and wages	458,500	476,270
Employee benefit costs	179,795	181,815
Operating supplies and expenses	146,718	149,892
General supplies and expenses	47,069	39,880
Operating taxes and licenses	33,029	35,603
Insurance and claims	17,706	17,480
Communications and utilities	9,622	10,803
Depreciation and amortization	92,307	89,132
Purchased transportation	27,762	27,663
Miscellaneous expenses, net	4,847	8,265
Total non-operating income	(337)	(589)
Provision for income taxes	79,420	83,984
Segment net income	$238,258	$254,660

See the Company’s financial statements for other financial information regarding our segment as there are no reconciling items or adjustments between segment and total Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the largest North American less-than-truckload (“LTL”) motor carriers and provide regional, inter-regional and national LTL services through a single integrated, union-free organization. Our service offerings, which include expedited transportation, are provided through an expansive network of service centers located throughout the continental United States. Through strategic alliances, we also provide LTL services throughout North America. In addition to our core LTL services, we offer a range of value-added services including container drayage, truckload brokerage and supply chain consulting. More than 98% of our revenue has historically been derived from transporting LTL shipments for our customers, whose demand for our services is generally tied to industrial production and the overall health of the U.S. domestic economy.

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended
	March 31,
	2026	2025
Revenue from operations	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	47.8	47.9
Operating supplies and expenses	11.0	10.9
General supplies and expenses	3.5	2.9
Operating taxes and licenses	2.5	2.6
Insurance and claims	1.3	1.3
Communications and utilities	0.7	0.8
Depreciation and amortization	6.9	6.5
Purchased transportation	2.1	2.0
Miscellaneous expenses, net	0.4	0.5
Total operating expenses	76.2	75.4

Operating income	23.8	24.6

Interest income, net	(0.1)	(0.1)
Other expense, net	0.1	0.1

Income before income taxes	23.8	24.6

Provision for income taxes	5.9	6.1

Net income	17.9%	18.5%

Key financial and operating metrics are presented below:

	Three Months Ended
	March 31,
	2026	2025	% Change
Work days	63	63	—%
Revenue (in thousands)	$1,334,696	$1,374,858	(2.9)%
Operating ratio	76.2%	75.4%
Net income (in thousands)	$238,258	$254,660	(6.4)%
Diluted earnings per share	$1.14	$1.19	(4.2)%
LTL tons (in thousands)	1,927	2,087	(7.7)%
LTL tonnage per day	30,584	33,135	(7.7)%
LTL shipments (in thousands)	2,585	2,808	(7.9)%
LTL shipments per day	41,037	44,566	(7.9)%
LTL weight per shipment (lbs.)	1,491	1,487	0.3%
LTL revenue per hundredweight	$34.52	$32.67	5.7%
LTL revenue per shipment	$514.56	$485.79	5.9%
Average length of haul (miles)	913	916	(0.3)%

Our financial results for the first quarter of 2026 reflect a decrease in revenue compared to the first quarter of 2025, primarily due to lower volumes. While revenue declined year-over-year, demand trends improved as the first quarter of 2026 progressed. We continued to maintain our commitment to superior customer service by providing our customers with 99% on-time service and a cargo claims ratio below 0.1% during the quarter. This service performance supported the continued improvement in our yield. We also maintained our focus on operating efficiently and controlling discretionary spending during the quarter, although the deleveraging effect from the decrease in revenue and an increase in general supplies and expenses led to an increase in our operating ratio. As a result, our net income and diluted earnings per share decreased by 6.4% and 4.2%, respectively, for the first quarter of 2026 as compared to the first quarter of 2025.

Revenue

Revenue decreased $40.2 million, or 2.9%, in the first quarter of 2026 as compared to the first quarter of 2025 due to a decrease in volumes that was partially offset by an increase in LTL revenue per hundredweight. LTL tonnage per day decreased 7.7% in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to a decrease in LTL shipments per day. This decrease in our volumes was partially offset by a 5.7% increase in our LTL revenue per hundredweight, which includes the impact of higher fuel surcharges resulting from an increase in the average price of diesel fuel for the comparable period. Excluding fuel surcharges, LTL revenue per hundredweight increased 4.4% in the first quarter of 2026 as compared to the first quarter of 2025. We believe the increase in our LTL revenue-per-hundredweight metric was driven by the ongoing execution of our yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

April 2026 Update

Revenue per day increased 7.6% in April 2026 as compared to the same month last year. LTL revenue per hundredweight increased 14.6% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 4.7% as compared to the same month last year. LTL tons per day decreased 6.1% due to a 7.5% decrease in LTL shipments per day that was partially offset by a 1.4% increase in LTL weight per shipment.

Operating Costs and Other Expenses

Salaries, wages and benefits decreased $19.8 million, or 3.0%, in the first quarter of 2026 as compared to the first quarter of 2025 due to a $17.8 million decrease in salaries and wages and a $2.0 million decrease in employee benefit costs.

The decrease in salaries and wages in the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to the 7.1% decrease in our average number of active full-time employees that was partially offset by the annual wage increase provided to employees in September of 2025. Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, decreased as a percent of revenue to 24.2% in the first quarter of 2026 as compared to 24.7% in the first quarter of 2025. Despite the decrease in network density that generally results from the decline in volumes, our team continued to operate efficiently and deliver superior service to our customers in the first quarter of 2026. Our platform productivity metrics improved in the first quarter of 2026 compared to the first quarter of 2025, which helped offset the reduction in our linehaul laden load factor and P&D productivity metrics.

The decrease in our costs attributable to employee benefits was primarily due to a decrease in retirement benefit plan costs that are directly linked to our net income, as well as the reduction in our average number of active full-time employees. Employee benefit costs as a percent of salaries and wages increased to 39.2% in the first quarter of 2026 as compared to 38.2% in the first quarter of 2025.

Operating supplies and expenses decreased $3.2 million, or 2.1%, in the first quarter of 2026 as compared to the first quarter of 2025. This was primarily due to lower maintenance and repair costs for our fleet that was partially offset by an increase in our costs for diesel fuel used in our vehicles. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 13.5% in the first quarter of 2026 as compared to the first quarter of 2025. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 9.3% in the first quarter of 2026 as compared to the first quarter of 2025 primarily due to a decrease in miles driven.

General supplies and expenses increased $7.2 million, or 18.0%, in the first quarter of 2026 compared to the first quarter of 2025. The increase was primarily due to higher costs related to employee training and cloud-computing technology.

Depreciation and amortization increased $3.2 million, or 3.6%, in the first quarter of 2026 as compared to the first quarter of 2025. The increase was primarily due to the assets acquired as part of our 2025 and 2026 capital expenditure programs. While our investments in real estate, equipment, and technology can increase our short-term costs, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Our effective tax rate was 25.0% for the first quarter of 2026 as compared to 24.8% for the first quarter of 2025. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-taxable or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cash and cash equivalents at beginning of period	$120,091	$108,676
Cash flows provided by (used in):
Operating activities	373,634	336,519
Investing activities	(52,651)	(82,917)
Financing activities	(152,992)	(265,080)
Increase (decrease) in cash and cash equivalents	167,991	(11,478)
Cash and cash equivalents at end of period	$288,082	$97,198

The change in our cash flows provided by operating activities during the first quarter of 2026 as compared to the first quarter of 2025 was due to changes in certain working capital accounts that were partially offset by a decrease in net income.

The change in our cash flows used in investing activities during the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to the reduction in our 2026 capital expenditure program as compared to the first quarter of 2025. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to a decrease in cash utilized for repurchases of our common stock. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

We have three primary sources of available liquidity: cash flows from operations, our existing cash and cash equivalents, and available borrowings under our third amended and restated credit agreement with Wells Fargo Bank, National Association serving as administrative agent for the lenders, dated March 22, 2023 (as subsequently amended, the “Credit Agreement”). We believe we also have sufficient access to debt and equity markets to provide other sources of liquidity, if needed.

The Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (as subsequently amended, the “Note Agreement”), which was available through March 22, 2026, and the Credit Agreement are both described in more detail below under “Financing Agreements.”

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024:

	March 31,	December 31,
(In thousands)	2026	2025	2024
Land and structures	$24,090	$186,346	$373,416
Tractors	25,474	140,170	218,682
Trailers	—	33,627	103,919
Technology	5,361	14,752	28,037
Other equipment and assets	7,649	40,139	47,264
Less: Proceeds from sales	(9,923)	(48,523)	(20,124)
Total	$52,651	$366,511	$751,194

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

We currently estimate capital expenditures will be approximately $265 million for the year ending December 31, 2026. Approximately $125 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $95 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under the Credit Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

Stock Repurchase Program

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At March 31, 2026, we had $1.45 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.29 per share for the first quarter of 2026 and declared a cash dividend of $0.28 per share for each quarter of 2025.

Although we intend to pay a quarterly cash dividend on our common stock for the foreseeable future, the declaration and amount of any future dividend is subject to approval by our Board of Directors, and is restricted by applicable state law limitations on distributions to shareholders as well as certain covenants under the Credit Agreement and the Note Agreement. We anticipate that any future quarterly cash dividends will be funded through cash flows from operations, our existing cash and cash equivalents, and, if needed, borrowings under our Credit Agreement.

Financing Agreements

Note Agreement

On May 4, 2020, we entered into the Note Agreement which provided for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first three principal payments of $20.0 million each were paid in May of 2023, 2024 and 2025. The remaining $40.0 million will be paid in two equal annual installments of $20.0 million in May 2026 and May 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement.

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

The amounts outstanding and available borrowing capacity under the Credit Agreement are presented below:

	March 31,	December 31,
(In thousands)	2026	2025
Credit Agreement limit	$400,000	$400,000
Credit Agreement borrowings	—	—
Outstanding letters of credit	(31,845)	(37,533)
Credit Agreement availability	$368,155	$362,467

General Debt Provisions

The Credit Agreement and the Note Agreement, as it relates to the Series B Notes, contain customary covenants, including financial covenants that require us to observe a maximum ratio of debt to total capital and a minimum fixed charge coverage ratio. The Credit Agreement and the Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2026.

We do not anticipate financial performance that would cause us to violate any such covenants in the future, and we believe our existing Credit Agreement along with our additional borrowing capacity will be sufficient to meet foreseeable seasonal and long-term capital needs.

The interest rate is fixed on the Series B Notes. Therefore, short-term exposure to fluctuations in interest rates is limited to our Credit Agreement. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Critical Accounting Policies

In preparing our condensed financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025 that we believe affect our judgments and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

Forward-Looking Information

Forward-looking statements appear in this report, including but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, compliance with regulations, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may,” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports and statements that we file with the Securities and Exchange Commission (“SEC”). Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

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
•
changes in international trade policies, including with respect to tariffs;
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
•
varied stakeholder expectations relating to evolving sustainability considerations and related reporting obligations;
•
the increase in costs associated with healthcare and other mandated benefits;
•
the costs and potential liabilities related to legal proceedings and claims, governmental inquiries, notices and investigations;
•
the impact of changes in tax laws, rates, guidance and interpretations;
•
the concentration of our stock ownership with the Congdon family;
•
the ability or the failure to declare and pay future cash dividends;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk exposures since our most recent fiscal year end. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

b)
Changes in internal control over financial reporting

Effective January 1, 2026, we implemented a new payroll processing system to integrate our human resources information system with payroll processing and to modernize our payroll systems and related processes. As part of the implementation, we updated certain processes and internal controls related to payroll processing and the associated financial reporting activities. Management will continue to evaluate the design and operating effectiveness of the related internal controls in subsequent periods.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of March 31, 2026.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

There have been no material changes to the risk factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the first quarter of 2026:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1-31, 2026	146,055	$168.80	140,411	$1,517,676,913
February 1-28, 2026	114,604	$193.49	97,942	$1,498,748,050
March 1-31, 2026	241,987	$188.71	240,873	$1,453,308,629
Total	502,646	$184.02	479,226
(1)
Total number of shares purchased during the quarter includes 23,420 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our stock incentive plans.
(2)
Average price paid per share excludes a 1% excise tax imposed by the Inflation Reduction Act of 2022.

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At March 31, 2026, we had $1.45 billion remaining authorized under the 2023 Repurchase Program.

Item 5. Other Information

During the three months ended March 31, 2026, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 6, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at March 31, 2026 and December 31, 2025, (ii) the Condensed Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) the Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	May 6, 2026	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	May 6, 2026	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)