Form 10-Q
period 2026-06-30
OLD DOMINION FREIGHT LINE, INC.
filed 2026-08-05
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026 there were 207,356,622 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	June 30,
	2026	December 31,
(In thousands, except share and per share data)	(Unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$283,939	$120,091
Customer receivables, less allowances of $9,530 and $7,924, respectively	594,540	471,947
Income taxes receivable	8,114	—
Other receivables	23,483	22,392
Prepaid expenses and other current assets	93,919	80,403
Total current assets	1,003,995	694,833

Property and equipment:
Revenue equipment	2,716,367	2,678,446
Land and structures	3,570,165	3,523,364
Other fixed assets	665,961	664,015
Leasehold improvements	10,300	15,654
Total property and equipment	6,962,793	6,881,479
Less: Accumulated depreciation	(2,522,323)	(2,377,275)
Net property and equipment	4,440,470	4,504,204

Other assets	291,056	271,123
Total assets	$5,735,521	$5,470,160

Note: The Condensed Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	June 30,
	2026	December 31,
(In thousands, except share and per share data)	(Unaudited)	2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,992	$62,696
Compensation and benefits	280,241	239,122
Claims and insurance accruals	80,640	78,864
Other accrued liabilities	69,511	70,078
Income taxes payable	—	13,146
Current maturities of long-term debt	19,997	20,000
Total current liabilities	531,381	483,906

Long-term liabilities:
Long-term debt	—	19,995
Other non-current liabilities	286,105	284,519
Deferred income taxes	370,683	370,683
Total long-term liabilities	656,788	675,197
Total liabilities	1,188,169	1,159,103

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 207,471,296 and 208,556,788 shares outstanding at June 30, 2026 and December 31, 2025, respectively	20,747	20,856
Capital in excess of par value	237,510	234,597
Retained earnings	4,289,095	4,055,604
Total shareholders’ equity	4,547,352	4,311,057
Total liabilities and shareholders’ equity	$5,735,521	$5,470,160

Note: The Condensed Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenue from operations	$1,554,004	$1,407,724	$2,888,700	$2,782,582

Operating expenses:
Salaries, wages and benefits	687,348	672,093	1,325,643	1,330,178
Operating supplies and expenses	177,683	142,457	324,401	292,349
General supplies and expenses	46,413	41,676	93,482	81,556
Operating taxes and licenses	34,293	34,983	67,322	70,586
Insurance and claims	18,919	18,794	36,625	36,274
Communications and utilities	8,190	9,296	17,812	20,099
Depreciation and amortization	91,708	90,663	184,015	179,795
Purchased transportation	33,779	28,544	61,541	56,207
Miscellaneous (income) expense, net	(9,630)	11,323	(4,783)	19,588
Total operating expenses	1,088,703	1,049,829	2,106,058	2,086,632

Operating income	465,301	357,895	782,642	695,950

Non-operating (income) expense:
Interest expense	76	6	375	8
Interest income	(2,441)	(684)	(4,721)	(2,346)
Other expense, net	198	1,357	1,842	2,428
Total non-operating (income) expense	(2,167)	679	(2,504)	90

Income before income taxes	467,468	357,216	785,146	695,860

Provision for income taxes	116,867	88,590	196,287	172,574

Net income	$350,601	$268,626	$588,859	$523,286

Earnings per share:
Basic	$1.69	$1.27	$2.83	$2.47
Diluted	$1.68	$1.27	$2.82	$2.46

Weighted average shares outstanding:
Basic	207,659	211,083	207,966	211,739
Diluted	208,715	212,164	209,014	212,821

Dividends declared per share	$0.29	$0.28	$0.58	$0.56

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2026 and 2025
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of March 31, 2026	208,147	$20,815	$234,342	$4,144,565	$4,399,722
Net income	—	—	—	350,601	350,601
Share repurchases, including transaction costs	(693)	(69)	—	(145,878)	(145,947)
Cash dividend declared ($0.29 per share)	—	—	—	(60,193)	(60,193)
Share-based compensation and share issuances, net of forfeitures	21	2	3,873	—	3,875
Taxes paid in exchange for shares withheld	(4)	(1)	(705)	—	(706)
Balance as of June 30, 2026	207,471	$20,747	$237,510	$4,289,095	$4,547,352

Balance as of March 31, 2025	211,929	$21,193	$226,576	$3,987,555	$4,235,324
Net income	—	—	—	268,626	268,626
Share repurchases, including transaction costs	(1,356)	(135)	—	(216,182)	(216,317)
Cash dividend declared ($0.28 per share)	—	—	—	(59,053)	(59,053)
Share-based compensation and share issuances, net of forfeitures	29	3	3,106	—	3,109
Taxes paid in exchange for shares withheld	(6)	(1)	(1,057)	—	(1,058)
Balance as of June 30, 2025	210,596	$21,060	$228,625	$3,980,946	$4,230,631

	Six Months Ended June 30, 2026 and 2025
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2025	208,557	$20,856	$234,597	$4,055,604	$4,311,057
Net income	—	—	—	588,859	588,859
Share repurchases, including transaction costs	(1,173)	(117)	—	(234,745)	(234,862)
Cash dividends declared ($0.58 per share)	—	—	—	(120,623)	(120,623)
Share-based compensation and share issuances, net of forfeitures	114	11	7,973	—	7,984
Taxes paid in exchange for shares withheld	(27)	(3)	(5,060)	—	(5,063)
Balance as of June 30, 2026	207,471	$20,747	$237,510	$4,289,095	$4,547,352

Balance as of December 31, 2024	212,985	$21,298	$228,081	$3,995,209	$4,244,588
Net income	—	—	—	523,286	523,286
Share repurchases, including transaction costs	(2,472)	(247)	—	(419,052)	(419,299)
Cash dividends declared ($0.56 per share)	—	—	—	(118,497)	(118,497)
Share-based compensation and share issuances, net of forfeitures	113	12	6,107	—	6,119
Taxes paid in exchange for shares withheld	(30)	(3)	(5,563)	—	(5,566)
Balance as of June 30, 2025	210,596	$21,060	$228,625	$3,980,946	$4,230,631

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$588,859	$523,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,017	179,800
(Gain) loss on disposal of property and equipment	(20,067)	3,335
Other, net	17,285	15,033
Changes in operating assets and liabilities, net	(123,759)	(99,088)
Net cash provided by operating activities	646,335	622,366

Cash flows from investing activities:
Purchase of property and equipment	(139,611)	(275,313)
Proceeds from sale of property and equipment	39,397	7,062
Other investing	3,168	100
Net cash used in investing activities	(97,046)	(268,151)

Cash flows from financing activities:
Payments for share repurchases	(239,712)	(424,584)
Dividends paid	(120,666)	(118,527)
Principal payments under long-term debt agreements	(20,000)	(20,000)
Net borrowings under our credit agreement	—	130,000
Other financing activities, net	(5,063)	(5,723)
Net cash used in financing activities	(385,441)	(438,834)

Increase (decrease) in cash and cash equivalents	163,848	(84,619)
Cash and cash equivalents at beginning of period	120,091	108,676
Cash and cash equivalents at end of period	$283,939	$24,057

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
LTL services	$1,538,938	$1,395,112	$2,860,829	$2,755,951
Other services	15,066	12,612	27,871	26,631
Total revenue from operations	$1,554,004	$1,407,724	$2,888,700	$2,782,582

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

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the subsequent quarterly periods or the year ending December 31, 2026.

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

Stock Repurchase Program

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At June 30, 2026, we had $1.31 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.29 per share for each of the first three quarters of 2026 and declared a cash dividend of $0.28 per share for each quarter of 2025.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires public entities to disclose additional information about the nature of expenses included on the statements of operations as well as information about specific types of expenses included in the expense captions presented on the statements of operations in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. While the new accounting guidance will not have any impact on our financial condition, results of operations or cash flows, the adoption of the new accounting guidance may result in additional disclosures. We are currently evaluating the impact of this new accounting guidance on our disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs under Accounting Standards Codification 350-40, Internal-Use Software Accounting & Capitalization. ASU 2025-06 eliminates project stages and requires capitalization of software costs to begin when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years, with early adoption permitted. The new accounting guidance can be adopted prospectively, retrospectively or using a modified transition approach. We are currently evaluating the impact of this accounting guidance on our financial condition, results of operations and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of this accounting guidance.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Weighted average shares outstanding - basic	207,659	211,083	207,966	211,739
Dilutive effect of share-based awards	1,056	1,081	1,048	1,082
Weighted average shares outstanding - diluted	208,715	212,164	209,014	212,821

Note 3. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Senior notes	$19,997	$39,995
Credit agreement borrowings	—	—
Total long-term debt	19,997	39,995
Less: Current maturities	(19,997)	(20,000)
Total maturities due after one year	$—	$19,995

Note Agreement

On May 4, 2020, we entered into a Note Purchase and Private Shelf Agreement with PGIM, Inc. (“Prudential”) and certain affiliates and managed accounts of Prudential (as subsequently amended, the “Note Agreement”). The Note Agreement provided for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first four principal payments of $20.0 million each were paid in May 2023, 2024, 2025 and 2026. The remaining $20.0 million will be paid in May 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under our third amended and restated credit agreement, dated March 22, 2023, with Wells Fargo Bank, National Association serving as administrative agent for the lenders (as subsequently amended, the “Credit Agreement”).

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

There were $31.8 million and $37.5 million of outstanding letters of credit at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, we had $368.2 million of borrowing availability under the Credit Agreement after taking into account outstanding letters of credit.

General Debt Provisions

The Credit Agreement and the Note Agreement, as it relates to the Series B Notes, contain customary covenants, including financial covenants that require us to observe a maximum ratio of consolidated debt to consolidated total capitalization and a minimum fixed charge coverage ratio. The Credit Agreement and the Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment).

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

Note 5. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $20.0 million and $40.0 million at June 30, 2026 and December 31, 2025, respectively. The estimated fair value of our total long-term debt, including current maturities, was $19.6 million and $39.1 million at June 30, 2026 and December 31, 2025, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

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

Our chief operating decision maker (“CODM”), who is our President and Chief Executive Officer, reviews Company-wide financial information. The CODM uses “Net income” on our Condensed Statements of Operations to make capital allocation and spending decisions, which is initially performed as part of our annual strategic planning process. As part of this planning process, we develop an annual budget for capital expenditures to support our forecasted tonnage and shipment growth. This annual capital expenditure plan, and any other spending decisions that the CODM believes will help prepare our Company for future growth, are generally considered our first priorities for allocating capital. Once those decisions are made, other capital considerations may include share repurchases, dividends, and acquisitions. The CODM monitors actual results against forecast throughout the year and evaluates necessary changes in operating activities or capital allocation. Segment assets are reported as “Total assets” on our Condensed Balance Sheets but “Total assets” are not used to measure segment performance or allocate resources. Long-lived assets, which consist primarily of property and equipment, net, are all located in the United States.

The following table presents financial information with respect to our segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Revenue from operations	$1,554,004	$1,407,724	$2,888,700	$2,782,582

Less significant expenses:
Salaries and wages	483,973	481,633	942,473	957,903
Employee benefit costs	203,375	190,460	383,170	372,275
Operating supplies and expenses	177,683	142,457	324,401	292,349
General supplies and expenses	46,413	41,676	93,482	81,556
Operating taxes and licenses	34,293	34,983	67,322	70,586
Insurance and claims	18,919	18,794	36,625	36,274
Communications and utilities	8,190	9,296	17,812	20,099
Depreciation and amortization	91,708	90,663	184,015	179,795
Purchased transportation	33,779	28,544	61,541	56,207
Miscellaneous (income) expense, net	(9,630)	11,323	(4,783)	19,588
Total non-operating (income) expense	(2,167)	679	(2,504)	90
Provision for income taxes	116,867	88,590	196,287	172,574
Segment net income	$350,601	$268,626	$588,859	$523,286

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

In analyzing the components of our revenue, we monitor changes and trends in our LTL volumes and LTL revenue per hundredweight. While LTL revenue per hundredweight is a yield measurement, it is also a commonly-used indicator for general pricing trends in the LTL industry. This yield metric is not a true measure of price, however, as it can be influenced by many other factors, such as changes in fuel surcharges, weight per shipment and length of haul. As a result, changes in LTL revenue per hundredweight do not necessarily indicate actual changes in underlying base rates. LTL revenue per hundredweight and the key factors that can impact this metric are described in more detail below:

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	44.2	47.7	45.9	47.8
Operating supplies and expenses	11.4	10.1	11.2	10.5
General supplies and expenses	3.0	3.0	3.2	2.9
Operating taxes and licenses	2.2	2.5	2.3	2.5
Insurance and claims	1.2	1.3	1.3	1.3
Communications and utilities	0.5	0.7	0.6	0.7
Depreciation and amortization	5.9	6.4	6.4	6.5
Purchased transportation	2.2	2.0	2.1	2.0
Miscellaneous (income) expense, net	(0.5)	0.9	(0.1)	0.8
Total operating expenses	70.1	74.6	72.9	75.0

Operating income	29.9	25.4	27.1	25.0

Interest income, net	(0.2)	(0.0)	(0.2)	(0.1)
Other expense, net	0.0	0.0	0.1	0.1

Income before income taxes	30.1	25.4	27.2	25.0

Provision for income taxes	7.5	6.3	6.8	6.2

Net income	22.6%	19.1%	20.4%	18.8%

Key financial and operating metrics are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	% Change	2026	2025	% Change
Work days	64	64	—%	127	127	—%
Revenue (in thousands)	$1,554,004	$1,407,724	10.4%	$2,888,700	$2,782,582	3.8%
Operating ratio	70.1%	74.6%		72.9%	75.0%
Net income (in thousands)	$350,601	$268,626	30.5%	$588,859	$523,286	12.5%
Diluted earnings per share	$1.68	$1.27	32.3%	$2.82	$2.46	14.6%
LTL tons (in thousands)	2,035	2,123	(4.1)%	3,962	4,211	(5.9)%
LTL tonnage per day	31,804	33,178	(4.1)%	31,199	33,157	(5.9)%
LTL shipments (in thousands)	2,709	2,874	(5.7)%	5,295	5,682	(6.8)%
LTL shipments per day	42,332	44,907	(5.7)%	41,689	44,738	(6.8)%
LTL weight per shipment (lbs.)	1,503	1,478	1.7%	1,497	1,482	1.0%
LTL revenue per hundredweight	$37.84	$32.84	15.2%	$36.22	$32.76	10.6%
LTL revenue per shipment	$568.55	$485.31	17.2%	$542.19	$485.55	11.7%
Average length of haul (miles)	909	912	(0.3)%	911	914	(0.3)%

Our financial results for the second quarter and first six months of 2026 reflect an increase in revenue, net income, and earnings per diluted share compared to the same periods of 2025. The strength of our financial results reflects the continued improvement in demand trends and the benefits of our long-term focus on yield discipline and operational execution. We continued to maintain our commitment to superior customer service by providing our customers with 99% on-time service and a cargo claims ratio of 0.1% during the second quarter and first six months of 2026, which supported the continued improvement in our yield. We also maintained our focus on operating efficiently and controlling discretionary spending, which contributed to the improvement in our operating ratio to 70.1% and 72.9% in the second quarter and first six months of 2026, respectively. As a result, our net income and diluted earnings per share increased by 30.5% and 32.3%, respectively, for the second quarter of 2026 as compared to the second quarter of 2025 and increased 12.5% and 14.6%, respectively, for the first six months of 2026 as compared to the first six months of 2025.

Revenue

Revenue increased $146.3 million, or 10.4%, and $106.1 million, or 3.8%, in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025 due to an increase in LTL revenue per hundredweight that was partially offset by a decrease in volumes. LTL tonnage per day decreased 4.1% and 5.9% in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025, primarily due to a decrease in LTL shipments per day that was partially offset by an increase in LTL weight per shipment. The decrease in our volumes was offset by an increase of 15.2% and 10.6% in the second quarter and first six months of 2026, respectively, in our LTL revenue per hundredweight, which included the impact of higher fuel surcharges resulting from the increase in the average price of diesel fuel for the comparable periods. Excluding fuel surcharges, LTL revenue per hundredweight increased 5.5% and 5.0% in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025. We believe the increase in the LTL revenue per hundredweight, excluding fuel surcharge, was driven by the ongoing execution of our yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

July 2026 Update

Revenue per day increased 8.2% in July 2026 as compared to the same month last year. LTL revenue per hundredweight increased 9.3% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 4.2% as compared to the same month last year. LTL tons per day decreased 1.0% due to a 3.0% decrease in LTL shipments per day that was partially offset by a 2.0% increase in LTL weight per shipment.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $15.3 million, or 2.3%, in the second quarter of 2026 as compared to the second quarter of 2025 due to a $2.4 million increase in salaries and wages and a $12.9 million increase in employee benefit costs. Salaries, wages and benefits decreased $4.5 million, or 0.3%, in the first six months of 2026 as compared to the same period of 2025, due to a $15.4 million decrease in salaries and wages that was partially offset by a $10.9 million increase in employee benefit costs.

The increase in salaries and wages in the second quarter of 2026, as compared to the same period of 2025, was primarily due to the increase in performance-based bonus compensation and the annual wage increase provided to employees in September of 2025, partially offset by a 7.1% decrease in the average number of active full-time employees. The decrease in salaries and wages in the first six months of 2026, as compared to the same period of 2025, was primarily due to the 7.1 % decrease in our average number of active full-time employees, partially offset by an increase in performance-based bonus compensation and the annual wage increase provided to employees in September of 2025.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 21.7% and 22.9% in the second quarter and first six months of 2026, respectively, from 24.4% and 24.5% for the same periods of 2025. Despite the decrease in network density that generally results from the decline in volumes, our productive labor costs improved as a percentage of revenue, reflecting the leveraging effect of the increase in our yield as well as our continued focus on operating efficiently and delivering superior service to our customers. Our platform productivity metrics and linehaul laden load average improved in the second quarter and first six months of 2026 compared to the same periods of 2025, which helped offset the reduction in our P&D productivity metrics.

The increase in our costs attributable to employee benefits in both the second quarter and first six months of 2026, as compared to the same periods of 2025, was primarily due to an increase in retirement benefit plan costs that are directly linked to our net income and increased costs associated with our group health benefits resulting from higher average costs per claim. As a result, employee benefit costs as a percent of salaries and wages increased to 42.0% in the second quarter of 2026 from 39.5% in the comparable period of 2025 and increased to 40.7% in the first six months of 2026 from 38.9% in the comparable period of 2025.

Operating supplies and expenses increased $35.2 million, or 24.7% and $32.1 million, or 11.0%, in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025 primarily due to an increase in our costs for diesel fuel used in our vehicles that was partially offset by lower maintenance and repair costs for our fleet. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 70.5% and 41.2% in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 5.2% and 7.3% in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025, primarily due to a decrease in miles driven.

General supplies and expenses increased $4.7 million, or 11.4%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to higher costs related to cloud-computing technology. General supplies and expenses increased $11.9 million, or 14.6%, in the first six months of 2026 compared to the first six months of 2025, primarily due to higher costs related to employee training and cloud-computing technology.

Depreciation and amortization increased $1.0 million, or 1.2%, and $4.2 million, or 2.3%, in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025. The increase in both periods was primarily due to the assets acquired as part of our 2025 and 2026 capital expenditure programs, partially offset by the impact of the disposal of property and equipment. While our investments in real estate, equipment, and technology can increase our short-term costs, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Miscellaneous (income) expense, net reflects a favorable change of $21.0 million and $24.4 million in the second quarter and first six months of 2026, respectively, as compared to the same periods of 2025 resulting primarily from the sale of property and equipment. Net gains on the sale of property and equipment were $17.2 million and $20.1 million in the second quarter and first six months of 2026, respectively, compared to net losses of $1.6 million and $3.3 million in the same periods of 2025.

Our effective tax rate was 25.0% for both the second quarter and first six months of 2026, as compared to 24.8% for both the second quarter and first six months of 2025. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-taxable or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Cash and cash equivalents at beginning of period	$120,091	$108,676
Cash flows provided by (used in):
Operating activities	646,335	622,366
Investing activities	(97,046)	(268,151)
Financing activities	(385,441)	(438,834)
Increase (decrease) in cash and cash equivalents	163,848	(84,619)
Cash and cash equivalents at end of period	$283,939	$24,057

The change in our cash flows provided by operating activities during the first six months of 2026 as compared to the first six months of 2025 was primarily due to higher net income, partially offset by changes in certain working capital accounts.

The change in our cash flows used in investing activities during the first six months of 2026 as compared to the first six months of 2025 was primarily due to the reduction in our 2026 capital expenditure program and the increase in proceeds from the sale of property and equipment. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during the first six months of 2026 as compared to the first six months of 2025 was primarily due to a decrease in cash utilized for repurchases of our common stock, partially offset by the change in net borrowings under our credit agreement. We had no activity on our credit agreement in the first six months of 2026 as compared to $130.0 million of net borrowings during the first six months of 2025. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the six months ended June 30, 2026 and the years ended December 31, 2025 and 2024:

	June 30,	December 31,
(In thousands)	2026	2025	2024
Land and structures	$50,936	$186,346	$373,416
Tractors	60,516	140,170	218,682
Trailers	4,499	33,627	103,919
Technology	8,166	14,752	28,037
Other equipment and assets	15,494	40,139	47,264
Less: Proceeds from sales	(39,397)	(48,523)	(20,124)
Total	$100,214	$366,511	$751,194

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

We currently estimate capital expenditures will be approximately $380 million for the year ending December 31, 2026, which is an increase of $115 million from our initial plan. Approximately $180 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $155 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under the Credit Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

Stock Repurchase Program

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At June 30, 2026, we had $1.31 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.29 per share for each of the first three quarters of 2026 and declared a cash dividend of $0.28 per share for each quarter of 2025.

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

Financing Agreements

Note Agreement

On May 4, 2020, we entered into the Note Agreement which provided for the issuance of senior promissory notes with an aggregate principal amount of up to $350.0 million through March 22, 2026. On May 4, 2020, we issued $100.0 million aggregate principal amount of senior promissory notes (the “Series B Notes”). The Series B Notes bear interest at 3.10% per annum and mature on May 4, 2027, unless prepaid. The first four principal payments of $20.0 million each were paid in May 2023, 2024, 2025 and 2026. The remaining $20.0 million will be paid in May 2027. The Series B Notes are senior unsecured obligations and rank pari passu with borrowings under the Credit Agreement.

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

General Debt Provisions

The Credit Agreement and the Note Agreement, as it relates to the Series B Notes, contain customary covenants, including financial covenants that require us to observe a maximum ratio of consolidated debt to consolidated total capitalization and a minimum fixed charge coverage ratio. The Credit Agreement and the Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended June 30, 2026.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the second quarter of 2026:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1-30, 2026	178,883	$209.53	177,769	$1,416,044,606
May 1-31, 2026	399,243	$201.99	398,129	$1,335,639,827
June 1-30, 2026	118,787	$228.32	117,673	$1,308,768,739
Total	696,913	$208.41	693,571
(1)
Total number of shares purchased during the quarter includes 3,342 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our stock incentive plans.
(2)
Average price paid per share excludes a 1% excise tax imposed by the Inflation Reduction Act of 2022.

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At June 30, 2026, we had $1.31 billion remaining authorized under the 2023 Repurchase Program.

Item 5. Other Information

During the three months ended June 30, 2026, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 5, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at June 30, 2026 and December 31, 2025, (ii) the Condensed Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) the Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	August 5, 2026	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	August 5, 2026	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)