Form 10-Q
period 2026-09-30
OLD DOMINION FREIGHT LINE, INC.
filed 2026-11-04
CIK 878927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026 there were 206,039,886 shares of the registrant’s Common Stock ($0.10 par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

	September 30,
	2026	December 31,
(In thousands, except share and per share data)	(Unaudited)	2025
ASSETS
Current assets:
Cash and cash equivalents	$466,224	$120,091
Customer receivables, less allowances of $10,127 and $7,924, respectively	618,247	471,947
Other receivables	23,176	22,392
Prepaid expenses and other current assets	84,125	80,403
Total current assets	1,191,772	694,833

Property and equipment:
Revenue equipment	2,723,463	2,678,446
Land and structures	3,597,128	3,523,364
Other fixed assets	671,686	664,015
Leasehold improvements	10,286	15,654
Total property and equipment	7,002,563	6,881,479
Less: Accumulated depreciation	(2,588,107)	(2,377,275)
Net property and equipment	4,414,456	4,504,204

Other assets	287,952	271,123
Total assets	$5,894,180	$5,470,160

Note: The Condensed Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED BALANCE SHEETS

(CONTINUED)

	September 30,
	2026	December 31,
(In thousands, except share and per share data)	(Unaudited)	2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,464	$62,696
Compensation and benefits	316,204	239,122
Claims and insurance accruals	81,819	78,864
Other accrued liabilities	72,075	70,078
Income taxes payable	4,442	13,146
Current maturities of long-term debt	19,998	20,000
Total current liabilities	583,002	483,906

Long-term liabilities:
Long-term debt	—	19,995
Other non-current liabilities	284,793	284,519
Deferred income taxes	354,419	370,683
Total long-term liabilities	639,212	675,197
Total liabilities	1,222,214	1,159,103

Commitments and contingent liabilities

Shareholders’ equity:
Common stock - $0.10 par value, 560,000,000 shares authorized, 206,641,699 and 208,556,788 shares outstanding at September 30, 2026 and December 31, 2025, respectively	20,664	20,856
Capital in excess of par value	240,964	234,597
Retained earnings	4,410,338	4,055,604
Total shareholders’ equity	4,671,966	4,311,057
Total liabilities and shareholders’ equity	$5,894,180	$5,470,160

Note: The Condensed Balance Sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Revenue from operations	$1,590,726	$1,406,511	$4,479,426	$4,189,093

Operating expenses:
Salaries, wages and benefits	704,838	663,034	2,030,481	1,993,212
Operating supplies and expenses	189,329	144,185	513,730	436,534
General supplies and expenses	48,830	45,075	142,312	126,631
Operating taxes and licenses	33,907	34,582	101,229	105,168
Insurance and claims	18,883	18,803	55,508	55,077
Communications and utilities	8,890	9,568	26,702	29,667
Depreciation and amortization	90,422	92,219	274,437	272,014
Purchased transportation	35,021	28,274	96,562	84,481
Miscellaneous expense, net	7,961	9,927	3,178	29,515
Total operating expenses	1,138,081	1,045,667	3,244,139	3,132,299

Operating income	452,645	360,844	1,235,287	1,056,794

Non-operating (income) expense:
Interest expense	32	4	407	12
Interest income	(4,168)	(559)	(8,889)	(2,905)
Other expense, net	1,757	1,098	3,599	3,526
Total non-operating (income) expense	(2,379)	543	(4,883)	633

Income before income taxes	455,024	360,301	1,240,170	1,056,161

Provision for income taxes	111,275	89,354	307,562	261,928

Net income	$343,749	$270,947	$932,608	$794,233

Earnings per share:
Basic	$1.66	$1.29	$4.49	$3.76
Diluted	$1.65	$1.28	$4.47	$3.74

Weighted average shares outstanding:
Basic	207,085	209,850	207,669	211,102
Diluted	208,122	210,898	208,714	212,173

Dividends declared per share	$0.29	$0.28	$0.87	$0.84

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2026 and 2025
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of June 30, 2026	207,471	$20,747	$237,510	$4,289,095	$4,547,352
Net income	—	—	—	343,749	343,749
Share repurchases, including transaction costs	(839)	(84)	—	(162,426)	(162,510)
Cash dividend declared ($0.29 per share)	—	—	—	(60,080)	(60,080)
Share-based compensation and share issuances, net of forfeitures	13	1	4,154	—	4,155
Taxes paid in exchange for shares withheld	(3)	—	(700)	—	(700)
Balance as of September 30, 2026	206,642	$20,664	$240,964	$4,410,338	$4,671,966

Balance as of June 30, 2025	210,596	$21,060	$228,625	$3,980,946	$4,230,631
Net income	—	—	—	270,947	270,947
Share repurchases, including transaction costs	(1,178)	(118)	—	(182,519)	(182,637)
Cash dividend declared ($0.28 per share)	—	—	—	(58,713)	(58,713)
Share-based compensation and share issuances, net of forfeitures	10	1	3,291	—	3,292
Taxes paid in exchange for shares withheld	(2)	—	(324)	—	(324)
Balance as of September 30, 2025	209,426	$20,943	$231,592	$4,010,661	$4,263,196

	Nine Months Ended September 30, 2026 and 2025
			Capital in
	Common Stock		Excess of	Retained
(In thousands)	Shares	Amount	Par Value	Earnings	Total
Balance as of December 31, 2025	208,557	$20,856	$234,597	$4,055,604	$4,311,057
Net income	—	—	—	932,608	932,608
Share repurchases, including transaction costs	(2,012)	(201)	—	(397,171)	(397,372)
Cash dividends declared ($0.87 per share)	—	—	—	(180,703)	(180,703)
Share-based compensation and share issuances, net of forfeitures	127	12	12,127	—	12,139
Taxes paid in exchange for shares withheld	(30)	(3)	(5,760)	—	(5,763)
Balance as of September 30, 2026	206,642	$20,664	$240,964	$4,410,338	$4,671,966

Balance as of December 31, 2024	212,985	$21,298	$228,081	$3,995,209	$4,244,588
Net income	—	—	—	794,233	794,233
Share repurchases, including transaction costs	(3,650)	(365)	—	(601,571)	(601,936)
Cash dividends declared ($0.84 per share)	—	—	—	(177,210)	(177,210)
Share-based compensation and share issuances, net of forfeitures	123	13	9,398	—	9,411
Taxes paid in exchange for shares withheld	(32)	(3)	(5,887)	—	(5,890)
Balance as of September 30, 2025	209,426	$20,943	$231,592	$4,010,661	$4,263,196

The accompanying notes are an integral part of these condensed financial statements.

OLD DOMINION FREIGHT LINE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$932,608	$794,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274,440	272,020
(Gain) loss on disposal of property and equipment	(18,959)	6,019
Deferred income taxes	(16,264)	(27,450)
Other, net	26,204	22,573
Changes in operating assets and liabilities, net	(82,226)	(7,555)
Net cash provided by operating activities	1,115,803	1,059,840

Cash flows from investing activities:
Purchase of property and equipment	(206,650)	(369,258)
Proceeds from sale of property and equipment	40,920	10,915
Other investing	3,168	100
Net cash used in investing activities	(162,562)	(358,243)

Cash flows from financing activities:
Payments for share repurchases	(400,634)	(605,425)
Dividends paid	(180,711)	(177,209)
Principal payments under long-term debt agreements	(20,000)	(20,000)
Net borrowings under our credit agreement	—	45,000
Other financing activities, net	(5,763)	(6,047)
Net cash used in financing activities	(607,108)	(763,681)

Increase (decrease) in cash and cash equivalents	346,133	(62,084)
Cash and cash equivalents at beginning of period	120,091	108,676
Cash and cash equivalents at end of period	$466,224	$46,592

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
LTL services	$1,576,567	$1,394,338	$4,437,396	$4,150,289
Other services	14,159	12,173	42,030	38,804
Total revenue from operations	$1,590,726	$1,406,511	$4,479,426	$4,189,093

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

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our operating results are subject to seasonal trends; therefore, the results of operations for the interim period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the subsequent quarterly period or the year ending December 31, 2026.

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

Stock Repurchase Program

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At September 30, 2026, we had $1.15 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.29 per share for each of the first three quarters of 2026 and declared a cash dividend of $0.28 per share for each quarter of 2025. On October 22, 2026, we announced that our Board of Directors had declared a cash dividend of $0.29 per share of our common stock. This dividend is payable on December 16, 2026, to shareholders of record at the close of business on December 2, 2026.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. We adopted ASU 2025-05 in the first quarter of 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on our condensed financial statements.

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

The following table provides a reconciliation of the number of shares of common stock used in computing basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Weighted average shares outstanding - basic	207,085	209,850	207,669	211,102
Dilutive effect of share-based awards	1,037	1,048	1,045	1,071
Weighted average shares outstanding - diluted	208,122	210,898	208,714	212,173

Note 3. Long-term Debt

Long-term debt, net of unamortized debt issuance costs, consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Senior notes	$19,998	$39,995
Credit agreement borrowings	—	—
Total long-term debt	19,998	39,995
Less: Current maturities	(19,998)	(20,000)
Total maturities due after one year	$—	$19,995

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

There were $31.8 million and $37.5 million of outstanding letters of credit at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, we had $368.2 million of borrowing availability under the Credit Agreement after taking into account outstanding letters of credit.

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

Note 5. Fair Value Measurements

Long-term Debt

The carrying value of our total long-term debt, including current maturities, was $20.0 million and $40.0 million at September 30, 2026 and December 31, 2025, respectively. The estimated fair value of our total long-term debt, including current maturities, was $19.6 million and $39.1 million at September 30, 2026 and December 31, 2025, respectively. The fair value measurement of our Series B Notes was determined using a discounted cash flow analysis that factors in current market yields for comparable borrowing arrangements under our credit profile. Since this methodology is based upon market yields for comparable arrangements, the measurement is categorized as Level 2 under the three-level fair value hierarchy as established by the FASB.

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

The following table presents financial information with respect to our segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Revenue from operations	$1,590,726	$1,406,511	$4,479,426	$4,189,093

Less significant expenses:
Salaries and wages	493,444	474,473	1,435,917	1,432,376
Employee benefit costs	211,394	188,561	594,564	560,836
Operating supplies and expenses	189,329	144,185	513,730	436,534
General supplies and expenses	48,830	45,075	142,312	126,631
Operating taxes and licenses	33,907	34,582	101,229	105,168
Insurance and claims	18,883	18,803	55,508	55,077
Communications and utilities	8,890	9,568	26,702	29,667
Depreciation and amortization	90,422	92,219	274,437	272,014
Purchased transportation	35,021	28,274	96,562	84,481
Miscellaneous expense, net	7,961	9,927	3,178	29,515
Total non-operating (income) expense	(2,379)	543	(4,883)	633
Provision for income taxes	111,275	89,354	307,562	261,928
Segment net income	$343,749	$270,947	$932,608	$794,233

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

Results of Operations

The following table sets forth, for the periods indicated, expenses and other items as a percentage of revenue from operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue from operations	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	44.3	47.1	45.3	47.6
Operating supplies and expenses	11.9	10.3	11.5	10.4
General supplies and expenses	3.1	3.2	3.2	3.0
Operating taxes and licenses	2.1	2.5	2.3	2.5
Insurance and claims	1.2	1.3	1.2	1.3
Communications and utilities	0.6	0.7	0.6	0.7
Depreciation and amortization	5.7	6.6	6.1	6.5
Purchased transportation	2.1	2.0	2.1	2.0
Miscellaneous expense, net	0.5	0.6	0.1	0.8
Total operating expenses	71.5	74.3	72.4	74.8

Operating income	28.5	25.7	27.6	25.2

Interest income, net	(0.2)	(0.0)	(0.2)	(0.1)
Other expense, net	0.1	0.1	0.1	0.1

Income before income taxes	28.6	25.6	27.7	25.2

Provision for income taxes	7.0	6.3	6.9	6.2

Net income	21.6%	19.3%	20.8%	19.0%

Key financial and operating metrics are presented below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	% Change	2026	2025	% Change
Work days	64	64	—%	191	191	—%
Revenue (in thousands)	$1,590,726	$1,406,511	13.1%	$4,479,426	$4,189,093	6.9%
Operating ratio	71.5%	74.3%		72.4%	74.8%
Net income (in thousands)	$343,749	$270,947	26.9%	$932,608	$794,233	17.4%
Diluted earnings per share	$1.65	$1.28	28.9%	$4.47	$3.74	19.5%
LTL tons (in thousands)	2,060	2,063	(0.1)%	6,023	6,274	(4.0)%
LTL tonnage per day	32,194	32,231	(0.1)%	31,532	32,847	(4.0)%
LTL shipments (in thousands)	2,773	2,829	(2.0)%	8,068	8,511	(5.2)%
LTL shipments per day	43,332	44,201	(2.0)%	42,240	44,558	(5.2)%
LTL weight per shipment (lbs.)	1,486	1,458	1.9%	1,493	1,474	1.3%
LTL revenue per hundredweight	$38.40	$33.88	13.3%	$36.97	$33.13	11.6%
LTL revenue per shipment	$570.55	$494.17	15.5%	$551.93	$488.41	13.0%
Average length of haul (miles)	912	909	0.3%	911	912	(0.1)%

Our financial results for the third quarter and first nine months of 2026 reflect an increase in revenue, net income, and earnings per diluted share compared to the same periods of 2025. The strength of our financial results was driven by the improvement in demand trends and the benefits of our long-term focus on yield discipline and operational execution. We continued to maintain our commitment to superior customer service by providing our customers with 99% on-time service and a cargo claims ratio of 0.1% during the third quarter and first nine months of 2026, which supported the continued improvement in our yield. The increase in revenue, combined with our continued focus on operating efficiently and controlling discretionary spending, contributed to the improvement in our operating ratio to 71.5% and 72.4% in the third quarter and first nine months of 2026, respectively. As a result, our net income and diluted earnings per share increased 26.9% and 28.9%, respectively, for the third quarter of 2026 as compared to the third quarter of 2025, and increased 17.4% and 19.5%, respectively, for the first nine months of 2026 as compared to the first nine months of 2025.

Revenue

Revenue increased $184.2 million, or 13.1%, and $290.3 million, or 6.9%, in the third quarter and first nine months of 2026, respectively, as compared to the same periods of 2025 due to an increase in LTL revenue per hundredweight that was partially offset by a decrease in volumes. LTL tonnage per day decreased 0.1% and 4.0% in the third quarter and first nine months of 2026, respectively, as compared to the same periods of 2025, primarily due to a decrease in LTL shipments per day that was partially offset by an increase in LTL weight per shipment. The decrease in our volumes was offset by an increase of 13.3% and 11.6% in the third quarter and first nine months of 2026, respectively, in our LTL revenue per hundredweight, which included the impact of higher fuel surcharges resulting from the increase in the average price of diesel fuel for the comparable periods. Excluding fuel surcharges, LTL revenue per hundredweight increased 5.1% in both the third quarter and first nine months of 2026 as compared to the same periods of 2025. We believe the increase in the LTL revenue per hundredweight, excluding fuel surcharges, was driven by the ongoing execution of our yield management strategy. Our consistent, cost-based approach to pricing focuses on offsetting our cost inflation while also supporting additional investments into our business to expand capacity and enhance our technology.

October 2026 Update

Revenue per day increased 22.5% in October 2026 as compared to the same month last year. LTL revenue per hundredweight increased 19.9% as compared to the same month last year. LTL revenue per hundredweight, excluding fuel surcharges, increased 6.6% as compared to the same month last year. LTL tons per day increased 2.1% due to a 3.4% increase in LTL weight per shipment that was partially offset by a 1.2% decrease in LTL shipments per day.

Operating Costs and Other Expenses

Salaries, wages and benefits increased $41.8 million, or 6.3%, in the third quarter of 2026 as compared to the third quarter of 2025 due to a $19.0 million increase in salaries and wages and a $22.8 million increase in employee benefit costs. Salaries, wages and benefits increased $37.3 million, or 1.9%, in the first nine months of 2026 as compared to the same period of 2025, due to a $3.6 million increase in salaries and wages and a $33.7 million increase in employee benefit costs.

The increase in salaries and wages in the third quarter and first nine months of 2026, as compared to the same periods of 2025, was primarily due to the increase in performance-based bonus compensation and the annual wage increase provided to employees in September 2026. These increases were partially offset by a decrease of 4.1% and 6.1% in the average number of active full-time employees in the third quarter and first nine months of 2026, respectively.

Our productive labor costs, which include wages for drivers, platform employees, and fleet technicians, improved as a percent of revenue to 21.8% and 22.5% in the third quarter and first nine months of 2026, respectively, from 24.1% and 24.4% for the same periods of 2025. Despite the decrease in network density that generally results from the decline in volumes, our productive labor costs improved as a percentage of revenue, primarily reflecting the leveraging effect of the increase in our yield as well as our continued focus on operating efficiently while also delivering superior service to our customers. Our linehaul laden load average also improved in the third quarter and first nine months of 2026 compared to the same periods of 2025, which helped offset the reduction in our P&D and platform productivity metrics.

The increase in our costs attributable to employee benefits in the third quarter and first nine months of 2026, as compared to the same periods of 2025, was primarily due to increased costs associated with our group health benefits, resulting from higher average costs per claim, and an increase in retirement benefit plan costs that are directly linked to our net income. As a result, employee benefit costs as a percent of salaries and wages increased to 42.8% in the third quarter of 2026 from 39.7% in the comparable period of 2025 and increased to 41.4% in the first nine months of 2026 from 39.2% in the comparable period of 2025.

Operating supplies and expenses increased $45.1 million, or 31.3% and $77.2 million, or 17.7%, in the third quarter and first nine months of 2026, respectively, as compared to the same periods of 2025 primarily due to an increase in the costs for diesel fuel used in our vehicles that was partially offset by lower maintenance and repair costs for our fleet. The cost of diesel fuel, excluding fuel taxes, represents the largest component of operating supplies and expenses, and can vary based on both the average price per gallon and consumption. Our average cost per gallon of diesel fuel increased 68.4% and 50.8% in the third quarter and first nine months of 2026, respectively, as compared to the same periods of 2025. We do not use diesel fuel hedging instruments; therefore, our costs are subject to market price fluctuations. Our gallons consumed decreased 0.3% and 5.0% in the third quarter and first nine months of 2026, respectively, as compared to the same periods of 2025, primarily due to a decrease in miles driven.

General supplies and expenses increased $3.8 million, or 8.3%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher costs related to cloud-computing technology. General supplies and expenses increased $15.7 million, or 12.4%, in the first nine months of 2026 compared to the first nine months of 2025, primarily due to higher costs related to cloud-computing technology and employee training.

Depreciation and amortization decreased $1.8 million, or 1.9%, in the third quarter of 2026 as compared to the same period of 2025, primarily reflecting the impact of the disposal of property and equipment and our planned reduction in capital expenditures. For the first nine months of 2026, depreciation and amortization increased $2.4 million, or 0.9%, compared to the same period of 2025, primarily due to depreciation associated with assets acquired as part of our 2025 and 2026 capital expenditure programs, partially offset by the impact of the disposal of property and equipment and our planned reduction in capital expenditures. While our investments in real estate, equipment, and technology can increase our short-term costs, we believe these investments are necessary to support our continued long-term growth and strategic initiatives.

Miscellaneous expense, net decreased $2.0 million and $26.3 million in the third quarter and first nine months of 2026, respectively, as compared to the same periods of 2025 resulting primarily from the sale of property and equipment. Net losses on the sale of property and equipment were $1.1 million in the third quarter of 2026 compared to net losses of $2.7 million in the third quarter of 2025. Net gains on the sale of property and equipment were $19.0 million in the first nine months of 2026 compared to net losses of $6.0 million in the first nine months of 2025.

Our effective tax rate was 24.5% and 24.8% for the third quarter and first nine months of 2026, respectively, as compared to 24.8% for both the third quarter and first nine months of 2025. Our effective tax rate generally exceeds the federal statutory rate due to the impact of state taxes and, to a lesser extent, certain other non-taxable or non-deductible items.

Liquidity and Capital Resources

A summary of our cash flows is presented below:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Cash and cash equivalents at beginning of period	$120,091	$108,676
Cash flows provided by (used in):
Operating activities	1,115,803	1,059,840
Investing activities	(162,562)	(358,243)
Financing activities	(607,108)	(763,681)
Increase (decrease) in cash and cash equivalents	346,133	(62,084)
Cash and cash equivalents at end of period	$466,224	$46,592

The change in our cash flows provided by operating activities during the first nine months of 2026 as compared to the first nine months of 2025 was primarily due to higher net income, partially offset by changes in certain working capital accounts.

The change in our cash flows used in investing activities during the first nine months of 2026 as compared to the first nine months of 2025 was primarily due to the reduction in our 2026 capital expenditure program and the increase in proceeds from the sale of property and equipment. Changes in our capital expenditures are more fully described below under “Capital Expenditures.”

The change in our cash flows used in financing activities during the first nine months of 2026 as compared to the first nine months of 2025 was primarily due to a decrease in cash utilized for repurchases of our common stock, partially offset by the change in net borrowings under our credit agreement. We had no activity on our credit agreement in the first nine months of 2026 as compared to $45.0 million of net borrowings during the first nine months of 2025. Our return of capital to shareholders is more fully described below under “Stock Repurchase Program” and “Dividends to Shareholders.”

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

Capital Expenditures

The table below sets forth our net capital expenditures for property and equipment for the nine months ended September 30, 2026 and the years ended December 31, 2025 and 2024:

	September 30,	December 31,
(In thousands)	2026	2025	2024
Land and structures	$78,738	$186,346	$373,416
Tractors	87,037	140,170	218,682
Trailers	5,609	33,627	103,919
Technology	11,147	14,752	28,037
Other equipment and assets	24,119	40,139	47,264
Purchase of property and equipment	206,650	415,034	771,318
Less: Proceeds from sales	(40,920)	(48,523)	(20,124)
Net capital expenditures	$165,730	$366,511	$751,194

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

We currently estimate capital expenditures will be approximately $380 million for the year ending December 31, 2026. Approximately $180 million is allocated for the purchase of service center facilities, construction of new service center facilities or expansion of existing service center facilities, subject to the availability of suitable real estate and the timing of construction projects; approximately $155 million is allocated for the purchase of tractors and trailers; and approximately $45 million is allocated for investments in technology and other assets. We expect to fund these capital expenditures primarily through cash flows from operations, our existing cash and cash equivalents and, if needed, borrowings available under the Credit Agreement. We believe our current sources of liquidity will be sufficient to satisfy our expected capital expenditures for the next twelve months and in the longer term.

Stock Repurchase Program

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At September 30, 2026, we had $1.15 billion remaining authorized under the 2023 Repurchase Program.

Dividends to Shareholders

Our Board of Directors declared a cash dividend of $0.29 per share for each of the first three quarters of 2026 and declared a cash dividend of $0.28 per share for each quarter of 2025. On October 22, 2026, we announced that our Board of Directors had declared a cash dividend of $0.29 per share of our common stock. This dividend is payable on December 16, 2026, to shareholders of record at the close of business on December 2, 2026.

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

General Debt Provisions

The Credit Agreement and the Note Agreement, as it relates to the Series B Notes, contain customary covenants, including financial covenants that require us to observe a maximum ratio of consolidated debt to consolidated total capitalization and a minimum fixed charge coverage ratio. The Credit Agreement and the Note Agreement also include a provision limiting our ability to make restricted payments, including dividends and payments for share repurchases, unless, among other conditions, no defaults or events of default are ongoing (or would be caused by such restricted payment). We were in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2026.

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

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental legal proceedings with a governmental authority if management reasonably believes that the proceedings may involve potential monetary sanctions of $1.0 million or more. Applying this threshold, there are no such unresolved proceedings to disclose as of September 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of our common stock during the third quarter of 2026:

	ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1-31, 2026	118,906	$223.78	117,792	$1,282,400,885
August 1-31, 2026	167,338	$208.74	166,224	$1,247,706,537
September 1-30, 2026	556,594	$179.81	555,480	$1,147,847,154
Total	842,838	$191.76	839,496
(1)
Total number of shares purchased during the quarter includes 3,342 shares of our common stock surrendered by participants to satisfy tax withholding obligations in connection with the vesting of equity awards issued under our stock incentive plans.
(2)
Average price paid per share excludes a 1% excise tax imposed by the Inflation Reduction Act of 2022.

On July 26, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing us to repurchase up to an aggregate of $3.0 billion of our outstanding common stock (the “2023 Repurchase Program”). The 2023 Repurchase Program began after the completion of our prior repurchase program in May 2024 and does not have an expiration date. Under the 2023 Repurchase Program, we may repurchase shares from time to time in open market purchases or through privately negotiated transactions. Shares of our common stock repurchased under the 2023 Repurchase Program are canceled at the time of repurchase and are classified as authorized but unissued shares of our common stock. At September 30, 2026, we had $1.15 billion remaining authorized under the 2023 Repurchase Program.

Item 5. Other Information

During the three months ended September 30, 2026, no member of the Board of Directors or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 (a) of Regulation S-K.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on November 4, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Balance Sheets at September 30, 2026 and December 31, 2025, (ii) the Condensed Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) the Notes to the Condensed Financial Statements

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 0-19582.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD DOMINION FREIGHT LINE, INC.

DATE:	November 4, 2026	/s/ ADAM N. SATTERFIELD
Adam N. Satterfield
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	November 4, 2026	/s/ CLAYTON G. BRINKER
Clayton G. Brinker
Vice President - Accounting and Finance (Principal Accounting Officer)